Form 10-Q
period 1996-06-30
ALPHA PRO TECH LTD
filed 1996-08-09
CIK 884269

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q

                              --------------------------

                  Quarterly Report pursuant to section 13 or 15(d)
                        of the Securities Exchange Act of 1934

    For the Quarter Ended June 30, 1996 Commission File No. 0-19893
                                         ---------------------------

                 Alpha Pro Tech, Ltd. (formerly BFD INDUSTRIES, INC.)
             ----------------------------------------------------
                (exact name of registrant as specified in its charter)

Delaware, U.S.A.                                       63-1009183
- - ----------------                                      ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation)

Suite 112, 60 Centurian Drive,
Markham, Ontario, Canada                                   L3R 9R2
- - ------------------------                                   -------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1996

    Common Stock, $.01 par value                      20,495,463

                                 ALPHA PRO TECH, LTD.



                                  TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                PAGE NO.

    a)   Balance Sheet-
         June 30, 1996 (Unaudited) and December 31, 1995             1

    b)   Statement of Operations
         for the unaudited three months and six months
         ended June 30, 1996 and June 30, 1995.                      2

    c)   Statement of Shareholder's Equity
         for the unaudited six months ended June 30, 1996            3

    d)   Statement of Cash Flows
         for the unaudited six months ended June 30, 1996
         and June 30, 1995                                           4

    e)   Notes to Consolidated Financial Statements (unaudited)      5 - 7

ITEM 2   Management's Discussion and Analysis of Financial           8 - 10
          Condition and Results of Operations

Part II. OTHER INFORMATION                                           11

SIGNATURES                                                           12

Alpha Pro Tech, Ltd.


Consolidated Balance Sheets

                                        (Unaudited)
- - -------------------------------------------------------------------------

                                                             JUNE 30,     DECEMBER 31,
                                                              1996            1995
ASSETS
Current assets:
  Cash                                                      $ 824,000     $  344,000
  Marketable Securities-restricted                             38,000         36,000
  Accounts receivable, net of allowance for doubtful
   accounts of $62,000 and $61,000                          2,252,000      2,071,000
  Income taxes receivable                                       6,000        172,000
  Inventories                                               2,141,000      2,098,000
  Prepaid expenses and other assets                           250,000        139,000
                                                           ----------     ----------
                                                            5,511,000      4,860,000


Property and equipment, net of accumulated
  depreciation and amortization of $715,000 and $609,000    1,504,000      1,350,000
Intangible assets, net of accumulated amortization of
  $40,000 and $28,000                                         234,000        167,000
Other                                                          34,000         33,000
                                                           ----------     ----------
                                                           $7,283,000     $6,410,000
                                                           ----------     ----------
                                                           ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $1,546,000     $1,351,000
  Accrued liabilities                                         810,000        751,000
  Notes payable, current portion                              128,000        152,000
  Loans payable, current portion                              897,000        890,000
  Capital leases, current portion                              28,000         22,000
                                                           ----------     ----------
                                                            3,409,000      3,166,000

Notes payable, less current portion                             -             10,000
Loans payable, less current portion                           140,000        167,000
Capital leases, less current portion                           77,000         49,000
Minority interest                                                -            14,000
                                                           ----------     ----------
                                                            3,626,000      3,406,000
                                                           ----------     ----------
SHAREHOLDERS' EQUITY:
Common stock
Authorized 50,000,000 with par value of $0.01;
20,495,463 and 19,911,130 issued and outstanding              205,000        199,000
Additional paid-in capital                                 19,250,000     18,673,000
Accumulated deficit                                       (15,798,000)   (15,868,000)
                                                           ----------     ----------
                                                            3,657,000      3,004,000
                                                           ----------     ----------
                                                           $7,283,000     $6,410,000
                                                           ----------     ----------
                                                           ----------     ----------

The accompanying notes are an integral part of these financial statements.

Alpha Pro Tech, Ltd.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------



                                            FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                            ENDED JUNE 30,                     ENDED JUNE 30,

                                               1996            1995                1996           1995

Sales                                       $3,873,000     $3,157,000          $7,459,000     $6,716,000

Costs of goods sold,
 excluding depreciation                      2,580,000      1,913,000           4,879,000      4,160,000
                                            ----------     ----------          ----------     ----------
                                             1,293,000      1,244,000           2,580,000      2,556,000

Expenses
 Selling, general and
 administrative                              1,154,000        963,000           2,269,000      1,924,000
 Depreciation and
 amortization                                   60,000        153,000             118,000        299,000
                                            ----------     ----------          ----------     ----------
Income from
operations                                      79,000        128,000             193,000        333,000
                                            ----------     ----------          ----------     ----------
 Interest                                       59,000        116,000             140,000        316,000
  Other                                          -              2,000             (13,000)        (2,000)
                                            ----------     ----------          ----------     ----------

                                                59,000        118,000             127,000        314,000
                                            ----------     ----------          ----------     ----------
Income before provision for
 income taxes and minority interest             20,000         10,000              66,000         19,000

Minority Interest                               (4,000)         4,000              (4,000)         4,000
Provision for income taxes (Note 7)              -              -                   -              -
                                            ----------     ----------          ----------     ----------

Net Income                                     $24,000         $6,000             $70,000        $15,000
                                            ----------     ----------          ----------     ----------

Net Income per share (Note 6)                    $0.00          $0.00               $0.00          $0.00
                                            ----------     ----------          ----------     ----------

Weighted average number
 of shares outstanding (Note 6)             20,280,186     19,512,092          20,068,527     18,328,858
                                            ----------     ----------          ----------     ----------



Alpha Pro Tech, Ltd.


Consolidated Statement of Shareholders' Equity (Unaudited)
- - --------------------------------------------------------------------------------



                                                                               ADDITIONAL
                                                                COMMON          PAID-IN       ACCUMULATED
                                               SHARES            STOCK          CAPITAL       DEFICIT                 TOTAL
Balance at
 December 31, 1995                          19,911,130       $   199,000      $ 18,673,000    $(15,868,000)     $  3,004,000
Options/warrants
exercised                                      584,333             6,000           514,000                           520,000
Option/warrants issued
for services                                     -                 -                63,000            -               63,000
Net Income                                       -                 -                -               70,000            70,000
                                           -----------       -----------       -----------    ------------       -----------

Balance at
 June 30, 1996                              20,495,463       $   205,000      $ 19,250,000    $(15,798,000)      $ 3,657,000
                                           -----------       -----------       -----------    ------------       -----------
                                           -----------       -----------       -----------    ------------       -----------



Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)
- - --------------------------------------------------------------------------------


                                                                 FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     1996           1995

OPERATING ACTIVITIES:
Net Income                                                         $70,000        $15,000
Adjustments to reconcile net income
to net cash used for operating activities:
   Depreciation and amortization                                   118,000        311,000
   Minority interest in earnings                                    (4,000)         4,000
   Securities issued for services                                   15,000         49,000

Changes in assets and liabilities:
   Accounts receivable                                            (181,000)      (631,000)
   Income tax receivable                                           166,000          -
   Marketable Securities                                            (2,000)         -
   Inventories                                                     (43,000)      (125,000)
   Prepaid and other assets                                        (63,000)        67,000
   Accounts payable and accrued liabilities                        186,000       (618,000)
                                                                 ---------      ---------
Net cash provided by/(used for) operating activities               262,000       (928,000)
                                                                 ---------      ---------

INVESTING ACTIVITIES:

   Acquisition of businesses (Note 8)                                 -          (354,000)
   Purchase of property and equipment                             (226,000)       (53,000)
   Purchase of intangible assets                                   (21,000)       (96,000)
   Purchase of other assets                                         (1,000)          -
                                                                 ---------       --------
Net cash used for investing activities                            (248,000)      (503,000)
                                                                 ---------       --------

FINANCING ACTIVITIES:

   Issuance of common stock                                        520,000      1,663,000
   Net proceeds (payments) in loans payable                        (20,000)       214,000
   Net (payments) on notes payable                                 (34,000)      (352,000)
                                                                 ---------       --------
Net cash provided by financing activities                          466,000      1,525,000
                                                                 ---------       --------
Increase in cash during the period                                 480,000         94,000
Cash, beginning of period                                          344,000        340,000
                                                                 ---------       --------
Cash, end of period                                               $824,000       $434,000
                                                                 ---------       --------



Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)
- - --------------------------------------------------------------------------------

1.  THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, and apparel products, and woundcare products. Most of the Company's products are distributed to medical, dental, industrial, and clean room markets, predominantly in the United States.


2.  BASIS OF PRESENTATION

    The unaudited interim financial statements reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the interim period presented. All such adjustments made are of a normal recurring nature.

    There have been no significant changes since December 31, 1995 in accounting principles and practices utilized in the presentation of these financial statements.


3.  INVENTORIES                          JUNE 30,    DECEMBER 31,
                                          1996          1995

    Raw materials                      $1,352,000     $1,308,000
    Work in process                        72,000        140,000
    Finished goods                        717,000        650,000

                                       ----------     ----------
                                        2,141,000     $2,098,000
                                       ----------     ----------
                                       ----------     ----------

4.  ACCRUED LIABILITIES                  JUNE 30,    DECEMBER 31,
                                           1996         1995

    Professional fees                    $331,000       $439,000
    Payroll and payroll taxes             260,000        185,000
    Other                                 151,000        127,000
    Ludan Acquisition (Note 8)             68,000           -
                                       ----------     ----------

                                         $810,000       $751,000
                                       ----------     ----------
                                       ----------     ----------

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)
- - --------------------------------------------------------------------------------


5.  NOTES PAYABLE                                        JUNE 30,  DECEMBER 31,
                                                           1996        1995

    Note payable due in monthly installments of $4,900,
      interest at 7.5%, maturing July 31, 1996            $17,000      $41,000

    Note payable due in monthly installments of $1,500,
      interest at 8.0%, maturing July 31, 1997             16,000       26,000

    Notes payable due in monthly installments of $4,000
      due May 31, 1997                                     38,000       62,000

    Notes payable to related parties, interest at 15%
      payable quarterly, due on demand                     24,000

    Notes payable to related parties, interest at 20%
      payable quarterly, due on demand                     33,000       33,000
                                                          -------      -------
                                                          128,000      162,000
                                                          -------      -------
              Less:  Current portion                      128,000      152,000
                                                          -------      -------
Notes Payable, less current portion                       $   -        $10,000
                                                          -------      -------
                                                          -------      -------
6.  NET INCOME PER SHARE

    Net income per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Common stock equivalents have been excluded from the earnings per share calculation as no material dilutive effect would result.


7.  PROVISION FOR INCOME TAX

    No provision for income tax has been recorded in the Statement of Operations for the six months ended June 30, 1996, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

8.  ACQUISITION OF LUDAN CORPORATION

    On June 30, 1996, the Company acquired the outstanding 20% interest in Ludan Corporation from the minority shareholder for $68,000. The Company paid $49,000 of the purchase price in July 1996 and the remaining $19,000 is due in March 1997. The Company recorded $58,000 of goodwill in connection with this acquisition.

ALPHA PRO TECH, LTD.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
Three months and six months ended June 30, 1996, compared to June 30, 1995

    SALES:         Consolidated net sales were $3,873,000 and $3,157,000 for
the three months ended June 30, 1996 and 1995, representing an increase of $716,000 or 22.7%. Net sales for the Apparel Division for the three months ended June 30, 1996 were $1,893,000 as compared to $1,097,000 for the three months ended June 30, 1995. The Apparel Division sales increase of $796,000 or 72.6% was primarily due to increased sales to its largest customer. Mask and eye shield sales were $1,404,000 for the second quarter ended June 30, 1996 as compared to $1,360,000 for the same quarter for 1995. Mask and eye shield sales are expected to continue to be relatively flat through 1996. Sales from the Company's Unreal Lambskin-Registered Trademark- and other related products decreased by 17.7% to $576,000 for the three months ended June 30, 1996 from $700,000 for the three months ended June 30, 1995. The Company's Unreal Lambskin-Registered Trademark- line of products has been updated with an expectation of increased sales in the future. Consolidated sales were $7,459,000 and $6,716,000 for the six months ended June 30, 1996 and 1995, respectively representing an increase of 11.1%. The increase is attributable to an increase in apparel sales of 60.4%, offset by a decrease in mask and shield products of 4.8% and a decrease in Unreal Lambskin-Registered Trademark- of 25.7%.

    COST OF GOODS SOLD:      Cost of goods sold increased to $2,580,000, for
the three months ended June 30, 1996 from $1,913,000 for the three months ended June 30, 1995. As a percentage of net sales, cost of goods sold increased to 66.6% from 60.6%. For the six months ended June 30, 1996 as compared to 1995, cost of goods sold increased to $4,879,000 from $4,160,000. As a percentage of net sales for the six months, cost of goods sold increased to 65.4% from 61.9%. Gross profit margin decreased to 34.6% from 38.1% for the six months ended June 30, 1996 and 1995 respectively. The Company's gross profit margin has been negatively impacted during the six months ended June 30, 1996 due to costs incurred to open a new manufacturing facility in Nogales, Mexico which started operations in January 1996. The Company expects gross profit to improve as productivity increases in the new Nogales, Mexico facility.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:          Selling, general and
administrative expenses increased by $191,000 to $1,154,000 for the three months ended June 30, 1996, from $963,000 for the three months ended June 30, 1995. As a percentage of net sales, the ratio decreased to 29.8% in the second quarter 1996 from 30.5% in the second quarter 1995. The increase in selling, general and administrative expenses is primarily in the areas of the Apparel Division costs of $71,000; marketing $21,000; public company expenses $19,000 and travel expenses $30,000. Although Apparel Division selling, general and administrative costs increased $71,000, as a percentage of net Apparel Division sales, selling, general and administrative expenses decreased to 17.5% for the second quarter 1996 compared to 24.4% for the second quarter 1995. Selling, general and administrative expenses increased by $345,000 to $2,269,000 for the six months ended June 30, 1996 from $1,924,000 for the six months ended June 30, 1995. As a percentage of net sales, the selling, general and administrative expenses increased to 30.4% in 1996 from 28.6% in 1995.

    DEPRECIATION & AMORTIZATION:       Depreciation and amortization expense
decreased by $93,000, to $60,000 for the three months ended June 30, 1996 from $153,000 for the same period in 1995, and decreased by $181,000 for the six months ended June 30, 1996 compared to 1995. This decrease is primarily attributable to the 1995 year end decision to write off of the remaining intangible assets resulting from the acquisition of its wholly-owned subsidiary, Alpha ProTech, Inc. during the fourth quarter 1995.

    INTEREST:      Interest expense decreased by $57,000, or 49.1%,  to $59,000 for the second quarter 1996 from $116,000 for the second quarter 1995. Interest expense decreased by 55.7% for the six months ended June 30, 1996 compared to 1995. These decreases are due to the Company obtaining asset based financing at lower interest rates effective March 31, 1995, as well as due to $830,000 of notes payable being converted to common stock during the second quarter 1995.

    INCOME FROM OPERATIONS: Income from operations decreased by $49,000 to $79,000 for the three months ended June 30, 1996, from $128,000 for the three months ended June 30, 1995. Income from operations decreased by $140,000 for the six months ended June 30, 1996 compared to the same period in 1995. These decreases are due to an increase in selling, general, administrative expenses offset by a decrease in depreciation and amortization and a small improvement in gross profit.

    NET INCOME:    Net Income for the three months ended June 30, 1996 was
$24,000 compared to $6,000 for the three months ended June 30, 1996, an increase of $18,000. Net income for the six months ended June 30, 1996 was $70,000 compared to $15,000 for the six months in 1995. The net income increase of $55,000 is comprised of a decrease in interest, other expenses and minority interest of $195,000 offset by decreased income from operations of $140,000.
Net income as a percentage of sales increased to 0.9% in the first six months of 1996 compared to 0.02% in the same period 1995.


    LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1996 the Company had cash of $824,000 and working capital of $2,102,000. The company currently has a secured asset based lender's line of credit of $3,000,000 based upon the level of eligible accounts receivable, inventory, and equipment, which expires in March 1998. At June 30, 1996, the maximum line of credit available was $1,214,000 for accounts receivable, inventory, and equipment, of which, $1,066,000 has been used.

Net cash provided by operations was $262,000 for the six months ended June 30, 1996, compared to $928,000 used for operations for the same period in 1995. The Company's cash provided by operations for the six months ended June 30, 1996 have been due primarily to decreases in income tax receivable and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventories, and other assets.

The Company's investing activities have consisted primarily of expenditures for fixed assets for the food service business, acquisition of businesses and the purchase of patents related to the food service business which totalled $248,000 for the six months ended June 30, 1996, and $503,000 for the same period in 1995.

The Company has no significant capital commitments, but currently anticipates that additions to property and equipment for the balance of 1996 could be approximately $150,000, depending on the Company's success in the food industry. This expenditure will be dependent upon the Company's ability in raising funds through the exercise of options and warrants.

The Company also intends to seek out low cost acquisitions of businesses and/or assets that are consistent with its strategic plan which will also depend on the Company's ability to raise capital through the exercise of options and warrants.

For the six months ended June 30, 1996 the Company's financing activities consisted primarily of raising $520,000 through the exercise of options and warrants. The Company expects to continue to raise funds through the exercise of options and warrants.

The Company believes that it has adequate resources through its existing credit facility, working capital, and expected cash provided by operations and through the anticipated exercise of outstanding options and warrants to meet future cash requirements for at least a twelve month period.

Alpha Pro Tech, Ltd.

PART II-OTHER INFORMATION
- - ----------------------------------------------------------------------------


ITEM 4. Submission of Matters to Vote Security Holders

    (a)  Registrant held its Annual Meeting of Shareholders June 21, 1996.

    (b) The following persons were elected Directors pursuant to the votes indicated:


    NAME                          FOR                      AGAINST

    Sheldon Hoffman               14,860,800               96,807

    Al Millar                     14,888,000               76,807

    Robert Isaly                  14,882,200               76,607

    John Ritota                   14,882,200               76,607

    Donald E. Bennett Jr.         14,881,200               83,607


    (c) To amend the Company's 1993 incentive stock option plan so as to increase the number of shares available under the plan.

    FOR                 AGAINST             ABSTAIN             VOTE WITHELD

    14,491,656          421,144             44,007              8,000


    (d) The only other matter to be voted upon was the ratification of the appointment of Price Waterhouse LLP as the Registrant's independent accounts as follows:

    FOR                 AGAINST             ABSTAIN

    14,905,657          33,200              25,950

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Alpha Pro Tech, Ltd.



DATE:                             BY: /s/Sheldon Hoffman
                                     ------------------------------
                                  SHELDON HOFFMAN
                                  Chief Executive Officer
                                  Chief Financial Officer