Form 10-Q
period 1996-09-30
ALPHA PRO TECH LTD
filed 1996-11-12
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 1996 Commission File No. 0-19893
                                               ---------------------------

               Alpha Pro Tech, Ltd. (formerly BFD Industries Inc.)
               ---------------------------------------------------
             (exact name of registrant as specified in its charter)


      Delaware, U.S.A.                             63-1009183
      ----------------                             ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
      of incorporation)

Suite 112, 60 Centurian Drive                                   L3R 9R2
Markham, Ontario, Canada                                        -------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1996
                    ----------------

Common Stock, $.01 par value            20,595,463

                              Alpha Pro Tech, Ltd.




                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements                               Page No.

     a)   Balance Sheet-
          September 30, 1996 (Unaudited) and December 31, 1995             1

     b)   Statement of Operations
          for the unaudited three months and unaudited nine months
          ended September 30, 1996 and September 30, 1995.                 2

     c)   Statement of Shareholders' Equity
          for the unaudited nine months ended September 30, 1996           3

     d)   Statement of Cash Flows
          for the unaudited nine months ended September 30, 1996
          and September 30, 1995                                           4

     e)   Notes to Consolidated Financial Statements  (Unaudited)        5 - 6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7 - 8


SIGNATURES                                                                 9

Alpha Pro Tech, Ltd.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                      SEPTEMBER 30,DECEMBER 31,
                                                          1996         1995
ASSETS
Current Assets:
  Cash                                                $   453,000   $  344,000
  Marketable Securities-restricted                         38,000       36,000
  Accounts receivable, net of allowance for doubtful
   accounts of $62,000 and $61,000                      2,261,000    2,071,000
  Income taxes receivable                                   6,000      172.000
  Inventories                                           2,814,000    2,098,000
  Prepaid expenses and other assets                       296,000      139,000
                                                      -----------  -----------
                                                        5,868,000    4,860,000

Property and equipment, net of accumulated
 depreciation and amortization of $774,000 and
  $609,000                                              1,628,000    1,350,000
Intangible assets, net of accumulated amortization
 of $47,000 and $28,000                                   227,000      167,000
Other                                                      34,000       33,000
                                                      -----------  -----------
                                                      $ 7,757,000  $ 6,410,000
                                                      -----------  -----------
                                                      -----------  -----------

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $ 1,794,000  $ 1,351,000
  Accrued liabilities                                     699,000      751,000
  Notes payable, current portion                           52,000      152,000
  Loans payable, current portion                        1,178,000      890,000
  Capital leases, current portion                          37,000       22,000
                                                      -----------  -----------
                                                        3,760,000    3,166,000

Notes payable, less current portion                           -         10,000
Loans payable, less current portion                       126,000      167,000
Capital leases, less current portion                      113,000       49,000
Minority interest                                             -         14,000
                                                      -----------  -----------
                                                        3,999,000    3,406,000
                                                      -----------  -----------

SHAREHOLDERS' EQUITY
Common stock
Authorized 50,000,000 with par value of $0.01;
20,595,463 and 19,911,130 issued and outstanding          206,000      199,000
Additional paid-in capital                             19,324,000   18,673,000
Accumulated deficit                                   (15,772,000) (15,868,000)
                                                      -----------  -----------
                                                        3,758,000    3,004,000
                                                      -----------  -----------
                                                      $ 7,757,000  $ 6,410,000
                                                      -----------  -----------
                                                      -----------  -----------

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


------------------------------------------------------------------------------------------------


                                         FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,

                                          1996           1995            1996           1995
                                                     (Note 2)                       (Note 2)
Sales                                  $3,772,000      3,177,000      $11,231,000     $9,893,000

Cost of goods sold,
 excluding depreciation                 2,449,000      2,242,000        7,328,000      6,402,000
                                       ----------     ----------      -----------     ----------
                                        1,323,000        935,000        3,903,000      3,491,000
Expenses
  Selling, general and
   administrative                       1,159,000      1,086,000        3,415,000      3,010,000
  Depreciation and
   amortization                            66,000        154,000          184,000        453,000
                                       ----------     ----------      -----------     ----------

Income (loss) from operations              98,000       (305,000)         304,000         28,000
                                       ----------     ----------      -----------     ----------

Interest                                   72,000         95,000          212,000        411,000
Other                                        -              -                   0         (2,000)
                                       ----------     ----------      -----------     ----------
                                           72,000         95,000          212,000        409,000
                                       ----------     ----------      -----------     ----------

Income (loss) before provision for
 income taxes and minority
  interest                                 26,000       (400,000)          92,000       (381,000)

Minority interest                            -              -              (4,000)         4,000
Provision for income taxes
  (Note 7)                                   -              -                -              -
                                       ----------     ----------      -----------     ----------
Net Income (loss)                         $26,000      ($400,000)         $96,000      $(385,000)
                                       ----------     ----------      -----------     ----------
                                       ----------     ----------      -----------     ----------
Net Income (loss) per share
  (Note 6)                                  $0.00         ($0.02)           $0.00         ($0.02)
                                       ----------     ----------      -----------     ----------
                                       ----------     ----------      -----------     ----------
Weighted average number
  of shares outstanding (Note 6)       20,512,130     19,840,937       20,163,671     18,832,883
                                       ----------     ----------      -----------     ----------
                                       ----------     ----------      -----------     ----------



Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


-----------------------------------------------------------------------------------------------



                                           COMMON      ADDITIONAL   ACCUMULATED
                           SHARES           STOCK        PAID-IN      DEFICIT         TOTAL
                                                         CAPITAL
Balance at
 December 31, 1995       19,911,130       $199,000    $18,673,000   $(15,868,000)   $3,004,000

Stock issued for cash       684,333          7,000        588,000                      595,000
Options/warrants issued
 for services                -                             63,000                       63,000
  Net Income                                                              96,000        96,000
                         ----------       --------    -----------   ------------     ----------

Balance at
 September 30, 1996      20,595,463       $206,000    $19,324,000   $(15,772,000)   $3,758,000
                         ----------       --------    -----------   ------------     ----------
                         ----------       --------    -----------   ------------     ----------

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1996          1995
OPERATING ACTIVITIES:

Net income (loss)                                        $96,000     ($385,000)
Adjustments to reconcile net income
 to net cash used for operating activities:
  Depreciation and amortization                          184,000       453,000
  Minority interest in earnings                          (14,000)        4,000
  Securities issued for services                          15,000        49,000

  Changes in assets and liabilities:
    Accounts receivable                                 (190,000)     (154,000)
    Income tax receivable                                167,000            -
    Marketable securities                                 (2,000)           -
    Inventories                                         (716,000)       34,000
    Prepaid and other assets                            (109,000)       63,000
    Accounts payable and accrued liabilities             391,000      (548,000)
                                                        ---------     ---------
Net cash provided by (used for) operating activities    (178,000)     (484,000)
                                                        ---------     ---------


INVESTING ACTIVITIES:
   Acquisition of business (Note 8)                      (49,000)     (354,000)
   Purchase of property and equipment                   (364,000)     (170,000)
   Purchase of intangible assets                         (30,000)     (131,000)
   Purchase of other assets                               (2,000)           -
                                                        ---------     ---------

Net cash used for investing activities                  (445,000)     (655,000)
                                                        ---------     ---------

FINANCING ACTIVITIES:
   Issuance of common stock                              595,000     1,755,000
   Net proceeds (payments) on loans payable              247,000      (313,000)
   Net payments on notes payable                        (110,000)     (382,000)
                                                        ---------     ---------

Net cash provided by financing activities                732,000     1,060,000
                                                        ---------     ---------

Increase (decrease) in cash during the period            109,000       (79,000)

Cash, beginning of period                               $344,000      $340,000
                                                        ---------     ---------
Cash, end of period                                     $453,000      $261,000
                                                        ---------     ---------

Alpha Pro Tech, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, and apparel products, and woundcare products. Most of the Company's products are distributed to medical, dental, industrial, and clean room markets, predominantly in the United States.

2.  BASIS OF PRESENTATION

    The unaudited interim financial statements reflect all adjustments which are in the opinion of management necessary for a fair presentation of the results for the interim period presented. All such 1996 adjustments made are of a normal recurring nature. The consolidated statement of operations for the three months ended September 30, 1995, and the nine months ended September 30, 1995 have been restated to reflect the adjustment described in note 16 of the Company's 1995 annual report FORM 10-K.

    There have been no significant changes since December 31, 1995 in accounting principles and practices utilized in the presentation of these financial statements.


3.  INVENTORIES
                                              SEPTEMBER 30,       DECEMBER 31,
                                                  1996                1995

    Raw materials                              $1,598,000          $1,308,000
    Work in progress                              136,000             140,000
    Finished goods                              1,080,000             650,000
                                              -----------         -----------
                                               $2,814,000          $2,098,000
                                              -----------         -----------
                                              -----------         -----------


4.  ACCRUED LIABILITIES                       SEPTEMBER 30,       DECEMBER 31,
                                                  1996                 1995

    Professional fees                          $  329,000          $  439,000
    Payroll and payroll taxes                     208,000             185,000
    Other                                         143,000             127,000
    Ludan Acquisition (Note 8)                     19,000                -
                                              -----------         -----------
                                               $  699,000          $  751,000
                                              -----------         -----------
                                              -----------         -----------

Alpha Pro Tech, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
5.  NOTES PAYABLE                                 SEPTEMBER 30,     DECEMBER 31,
                                                      1996              1995
    Note payable due in monthly installments of
    $4,900, interest at 7.5%, maturing
    July 31, 1996                                       -             $ 41,000

    Note payable due in monthly installments of
    $1,500, interest at 8.0%, maturing
    July 31, 1997                                    $13,000            26,000

    Note payable due in monthly installments of
    $4,000 due May 31, 1997                           26,000            62,000

    Notes payable to related parties, interest at 20%
    payable quarterly, due on demand                  13,000            33,000

                                                      52,000           162,000

      Less:  Current portion                          52,000           152,000

    Notes payable, less current portion            $     -             $10,000
                                                    ---------         ---------
                                                    ---------         ---------


6.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Common stock equivalents have been excluded from the earnings per share calculation as no material dilutive effect would result.


7.  PROVISION FOR INCOME TAX

    No provision for income tax has been recorded in the Statement of Operations for the nine months ended September 30, 1996, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

8.  ACQUISITION OF LUDAN CORPORATION

    On June 30, 1996, the Company acquired the outstanding 20% interest in Ludan Corporation from the minority shareholder for $68,000. The Company paid $49,000 of the purchase price in July 1996 and the remaining $19,000 is due in March 1997. The Company recorded $58,000 of goodwill in connection with this acquisition.

Alpha Pro Tech, Ltd.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS
Three months and nine months ended September 30, 1996, compared to the three months and nine months ended September 30, 1995

     SALES: Consolidated net sales were $3,772,000 for the three months ended September 30, 1996, as compared to $3,177,000 for the three months ended September 30, 1995, representing an increase of $595,000 or 18.7%. Net sales for the Apparel Division for the three months ended September 30, 1996 were $2,121,000 as compared to $1,464,000 for the three months ended September 30, 1995. The Apparel Division sales increase of $657,000 or 44.9% was primarily due to increased sales to its largest customer. Mask and eye shield sales were $1,131,000 for the third quarter ended September 30, 1996 as compared to $1,129,000 for the same quarter for 1995. Mask and eye shield sales are expected to continue to be relatively flat through 1996. Sales from the Company's Unreal Lambskin-Registered Trademark- and other related products decreased by 11.0% to $520,000 for the three months ended September 30, 1996 from $584,000 for the three months ended September 30, 1995. There have been a number of new products introduced in the Unreal Lambskin line of products with an expectation of increased sales in the future. Consolidated sales were $11,231,000 and $9,893,000 for the nine months ended September 30, 1996 and 1995, respectively representing an increase of 13.5%. The increase is attributable to an increase in apparel sales of 54.1%, offset by a decrease in mask and shield products of 3.4% and a decrease in Unreal Lambskin-Registered Trademark- of 22.1%.

     COST OF GOODS SOLD: Cost of goods sold increased to $2,449,000, for the three months ended September 30, 1996 from $2,242,000 for the three months ended September 30, 1995. As a percentage of net sales, cost of goods sold decreased to 64.9% from 70.6%. For the nine months ended September 30, 1996 as compared to 1995, cost of goods sold increased to $7,328,000 from $6,402,000. As a percentage of net sales for the nine months, cost of goods sold increased to 65.2% from 64.7%. Gross profit margin decreased slightly as a result of sales mix to 34.8% from 35.3% for the nine months ended September 30, 1996 and 1995 respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $73,000 to $1,159,000 for the three months ended September 30, 1996, from $1,086,000 for the three months ended September 30, 1995. As a percentage of net sales, the ratio decreased to 30.7% in the third quarter 1996 from 34.2% in the third quarter 1995. The increase in selling, general and administrative expenses is primarily due to increases in Apparel Division costs. Selling, general and administrative expenses increased by $405,000 to $3,415,000 for the nine months ended September 30, 1996 from $3,010,000 for the nine months ended September 30, 1995. As a percentage of net sales, selling, general and administrative expenses remained consistent with the previous year at 30.4%.

     DEPRECIATION & AMORTIZATION: Depreciation and amortization expense decreased by $88,000, to $66,000 for the three months ended September 30, 1996 from $154,000 for the same period in 1995, and decreased by $269,000 for the nine months ended September 30, 1996 compared to 1995. These decreases are attributable to the 1995 fourth quarter write off of impaired intangible assets related to the acquisition of its wholly-owned subsidiary, Alpha Pro Tech, Inc.

     INTEREST: Interest expense decreased by $23,000, or 24.2%, to $72,000 for the third quarter 1996 from $95,000 for the third quarter 1995. Interest expense decreased by 48.4% for the nine months ended September 30, 1996 compared to 1995. These decreases are due to the Company obtaining asset based financing at lower interest rates effective March 31, 1995, and to $830,000 of notes payable being converted to common stock during the second quarter 1995.

     INCOME FROM OPERATIONS: Income from operations increased by $403,000 to income of $98,000 for the three months ended September 30, 1996, from a loss of $305,000 for the three months ended September 30, 1995. Income from operations increased by $276,000 for the nine months ended September 30, 1996 compared to the same period in 1995. These increases are primarily due to a decrease in depreciation and amortization expense in the third quarter and year to date. In addition, the third quarter increase is also attributable to the improved gross profit percentage.

     NET INCOME: Net Income for the three months ended September 30, 1996 was $26,000 compared to a loss of $400,000 for the three months ended September 30, 1995, an increase of $426,000. Net income for the nine months ended September 30, 1996 was $96,000 compared to a loss of $385,000 for the nine months in 1995. The net income increase of $481,000 is comprised of an increase of income from operations of $276,000 and a decrease of interest of $199,000. Net income (loss) as a percentage of sales increased to 0.9% in the first nine months of 1996 compared to (3.9%) in the same period 1995.

     LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1996 the Company had cash of $453,000 and working capital of $2,108,000. The company currently has a secured asset based lender's line of credit of $3,000,000 based upon the level of eligible accounts receivable, inventory, and equipment, which expires in March 1998. At September 30, 1996, the maximum line of credit available was $1,354,000 for accounts receivable, inventory, and equipment, of which, $1,336,000 has been used.

Net cash used by operations was $178,000 for the nine months ended September 30, 1996, compared to $484,000 used for operations for the same period in 1995. The Company's use of cash for operations for the nine months ended September 30, 1996 have been due primarily to increases in accounts receivable, inventories, and other assets, partially offset by a decrease in income tax receivable and an increase in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets for the food service business, acquisition of businesses and the purchase of intangibles which totalled $445,000 for the nine months ended September 30, 1996, and $655,000 for the same period of 1995.

The Company has no significant capital commitments, but currently anticipates that additions to property and equipment for the balance of 1996 could be approximately $50,000.

For the nine months ended September 30, 1996 the Company's financing activities consisted primarily of raising $595,000 through the exercise of options and warrants. The Company expects to continue to raise funds through the exercise of options and warrants.

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

                    Alpha Pro Tech, Ltd.

DATE:                    BY:___________________________
                               SHELDON HOFFMAN
                               Chief Executive Officer
                               Chief Financial Officer