Form 10-K/A
period 1995-10-31
ALPHA PRO TECH LTD
filed 1997-02-10
CIK 884269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                FORM 10-K/A No. 1

(Mark One)
{ X } ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1995

{   }       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                      For the transition period from _____ to ______

                         Commission file number - 019893

                            -------------------------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

                                   ----------

        Delaware                                        63-1009183
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization

Suite 112, 60 Centurian Drive
Markham, Ontario                                          L3R 9R2
-------------------------------             -----------------------------------
Address of principal offices                              Zip Code

Registrant's telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of registrants's Common Shares outstanding as of March 25, 1996 was 19,921,336.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996 was $36,724,983 based on the average bid and asked price on that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   |X|

This filing on Form 10-K/A No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, of Alpha Pro Tech, Ltd. (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-K for the fiscal year ended December 31, 1995, (the "Form 10-K"), as set forth below:

The following Items are hereby amended and restated to read in their entirety as they appear in this amendment.

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

      The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter:

     Name               Age    Director or Executive
     ----               ---    ---------------------
                               Officer Since           Position with the Company
                               -------------           -------------------------

Sheldon Hoffman         58     July 11, 1989           CEO & Director of the
                                                       Company and Alpha Pro
                                                       Tech, Inc.

Al Millar               54     July 11, 1989           President & Director of
                                                       the Company and Alpha
                                                       Pro Tech, Inc.

Robert Isaly            67     November 15, 1989       Director

John Ritota             45     December 18, 1991       Director

Donald E. Bennett, Jr.  55     June 23, 1994           Director and President of
                                                       the Company's Apparel
                                                       Division

Lloyd Hoffman           35     July 1, 1993            Vice President and
                                                       Controller


SHELDON HOFFMAN is a chartered accountant and has been a director and chief executive officer of the Company since July 11, 1989. Mr. Hoffman founded and was president of Absco Aerosols Ltd., a custom manufacturer of aerosols and liquids, from 1967 to 1985 until that company was sold to CCL Industries Inc. ("CCL"), a manufacturer of aerosol and liquid products and containers. Mr. Hoffman joined CCL from 1986 to 1987 as director of business development and then joined CCW Systems Ltd., a water filter manufacturer, as president and chief executive officer. Mr. Hoffman devotes full time to the Company's operations.

ALEXANDER W. MILLAR has been a director of the Company since July 11, 1989 and president since August 1, 1989. Mr. Millar has spent over 20 years as a professional in sales and marketing including international marketing. Mr. Millar, in various sales capacities, including vice-president of sales, was associated with Mr. Hoffman at Absco Aerosols Ltd. from 1971 to 1985, when the business was sold to CCL. He then joined CCL as manager of business development for North America. In March, 1988, he formed Milmed International Distributors Limited to distribute the Company's products internationally. In 1989 Milmed gave up its rights to distribute these products internationally at which time Milmed ceased operations. Mr. Millar devotes full time to the Company's operations.

ROBERT ISALY has been a director of the Company since November 20, 1989. He was the owner of a nursery, Florida Bedding Plants Inc. from 1986 to 1992 and is currently an independent businessman.

JOHN RITOTA has been a director of the Company since December 18, 1991 and since 1981 to the present time has been operating a general dentistry practice, Ritota and Ritota, with his brother in Del Ray Beach, Florida.

DONALD E. BENNETT, JR. joined the Company on March 24, 1994 as President of its newly formed Apparel Division which was established to acquire the assets of Disposable Medical Products, Inc. ("DMPI"), a manufacturer of medical apparel items including bouffant caps, shoe covers, gowns, coveralls and lab coats. Mr. Bennett owned and operated DMPI for approximately twenty years prior to the Company's acquisition of its assets. (See "Certain Relationships and Related Transactions").

LLOYD HOFFMAN has been employed by the Company starting November 15, 1991 in the capacity of accountant and since early 1995 in the capacity of Vice President and Controller. From 1987 to 1991, Mr. Hoffman was a shareholder and was in charge of finance and administration at Software Concept Inc., a developer of software for association and magazine publishers.

     There are no family relationships between the above persons other than Lloyd Hoffman who is the son of Sheldon Hoffman.

     Settlement with British Columbia Securities Commission

     On November 10, 1995, Sheldon Hoffman a Director and CEO of the Company and Alexander Millar, a Director and President of the Company settled all outstanding matters pending before the British Columbia Securities Commission (the "BCSC"), which were commenced in March 1992 by the British Columbia Superintendent of Brokers ("Superintendent"). See "Recent Developments-Matters Before the British Columbia Securities Commission." The settlement provides that as to each of Messrs. Hoffman and Millar: a Cease Trade Order as to sales by them of the Company's securities in British Columbia shall remain in effect for 2 years; each shall be prohibited from becoming or acting as a director or officer of any British Columbia reporting issuer, other than the Company, until such time as they have successfully completed a course of study satisfactory to the Superintendent concerning the duties of directors and officers of reporting issuers; full payment to the BCSC shall have been made of $29,000 as to Hoffman and $14,500 as to Millar; and the Superintendent consents to their acting in the capacity of a director or officer of a British Columbia reporting issuer. All matters pending as to Robert Isaly, a Director of the Company, were dropped. The payments to the BCSC are being made monthly over a two year period ending in December, 1997. Messrs. Millar and Hoffman are enrolled in a course of study scheduled to begin and be completed during the month of March, 1997.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of May 10, 1996 with respect to shares of Common Stock of the Company beneficially owned by each director of the Company, each executive officer of the Company, by all officers and directors as a group, and by persons known to the Company to be beneficial owners of more than 5% of the Company's Stock.

Directors, Executive Officers    Number of Shares
and 5% Shareholders              Beneficially Owned     Percent of Class
------------------------------   ------------------     ----------------

Cede & Co.                       10,348,384*                  46.8%
Box 20 Bowling Green Sta.
New York, NY
U.S.A.   10004

Al Millar, President & Director  1,341,611 (1)(8)              6.1%
423 Herridge Circle
Newmarket, Ontario
L3Y 7H7
Canada

Sheldon Hoffman, CEO             1,049,297 (2)(8)              4.7%
and Director

Robert H. Isaly, Director        615,613 (3)                   2.8%

John Ritota, Director            140,194 (4)                   0.6%

Lloyd Hoffman, VP & Controller   273,000 (5)                   1.2%

Donald E. Bennett, Jr., Pres.,   163,334 (6)                    .7%
Apparel Division of Company

James C. Rothstein**             450,000 (7)                   2.0%

All Directors and Officers       4,033,049                    18.2%
as a Group (7 persons)

* This company is nominee for beneficial owners of these shares whose identity is unknown to the Company.
**   Less than 1%

(1) Includes 300,000 options currently exercisable at $0.75 per share, expiring October 27, 1998; 200,000 currently exercisable options at $1.34 per share, expiring December 21, 2000; 46,840 currently exercisable Warrants at $1.03 per share expiring January 31, 1997; and includes 44,198 shares and currently exercisable options to purchase 35,000 shares at $0.75 per share owned beneficially by Mr. Millar's wife as to which Mr. Millar denies beneficial ownership.*

(2) Includes 300,000 currently exercisable options at $0.75 per share, expiring October 27, 1998; 200,000 options currently exercisable at $1.34 per share, expiring December 21, 2000; Warrants to purchase 48,544 shares at $1.03 per share expiring January 31, 1997; and includes 42,821 shares owned beneficially by Mr. Hoffman's wife, as to which Mr. Hoffman denies beneficial ownership. Does not include 420,051 shares held by Hoffman Family Trust, as to which Mr. Hoffman denies beneficial ownership. The beneficiaries of the Hoffman Family Trust are Mr. Hoffman's wife and their two children. Mr. Hoffman does not have the power to vote or dispose of the shares held by the Trust.*

(3) Includes 141,523 shares owned beneficially by Mr. Isaly's wife, as to which Mr. Isaly denies beneficial ownership; 108,000 currently exercisable options at $0.75 per share, expiring October 27, 1998; and 50,000 options currently exercisable at $1.34 per share expiring December 21, 2000.*

(4) Includes currently exercisable options to purchase 50,000 shares at $0.75 per share, expiring October 27, 1998; 50,000 currently exercisable options at $1.34 per share expiring December 21, 2000; and includes 2,000 shares held by Mr. Ritota's wife as to which Mr. Ritota denies beneficial ownership.*

(5) Includes 135,000 options currently exercisable at $0.75 per share, expiring October 27, 1998, 25,000 options currently exercisable at $1.34 per share expiring December 21, 2000; and 5,000 shares beneficially owned by Mr. Hoffman's wife, as to which Mr. Hoffman denies beneficial ownership. Mr. Hoffman disclaims beneficial ownership with respect to any shares of the Company held in the Hoffman Family Trust (see (2) above), except to the extent of his pecuniary interest therein. See "Certain Relationships and Related Transactions". *

(6) Includes 100,000 options currently exercisable at $1.00 per share, 50,000 of which expire on April 29, 1999 and 50,000 of which expire on December 31, 1999; 25,000 currently exercisable options at $2.03 per share, expiring June 22, 2000; 25,000 options currently exercisable at $1.34 per share, expiring December 21, 2000; and 6667 Warrants currently exercisable at $.75 per share, expiring March 1, 1999.*

(7) Includes 100,000 options currently exercisable at $0.843 per share expiring December 31, 2001. See "Management- Employee Arrangements."*

(8) Pursuant to an escrow agreement made in June 1989 between the National Trust Company, the Company and certain shareholders of Alpha Pro Tech, Ltd. (the "Escrow Agreement"), 3,150,000 of the Company's shares are held in escrow by the National Trust Company, Vancouver, B.C., and are subject to certain performance criteria before they are released. The Escrow Agreement provides that the shares will be released to the shareholders, pro rata, on the basis of one share for each $0.30 of Net Cumulative Cash Flow (as defined in the Escrow Agreement) in any fiscal period commencing June 1, 1989. The Escrow Agreement was a condition of an agreement relating to the purchase of certain assets by the Company to commence the manufacturing and marketing of its products, and a requirement of the Vancouver Stock Exchange. The shareholders pursuant to the Escrow Agreement included the following persons named in the foregoing table in the following amounts: Al Millar as to 675,000 shares; Sheldon Hoffman as to 337,500 shares; Hoffman Family Trust as to 337,500 shares; Irving Bronfman as to 675,000 shares and Robert Isaly, on behalf of various persons, as to 450,000 shares. The balance of 675,000 shares were owned by John Russell and are deemed to be cancelled.

* A currently exercisable option or warrant is one which is exercisable within 60 days from the date hereof.

Percentages are based on 20,605,463 Common Shares of the Company outstanding on December 31, 1996 plus currently exercisable options and warrants for 1,805,051 shares held by directors and officers, for an aggregate total of 22,410,514 shares.

Messrs. Sheldon Hoffman, Al Millar and Lloyd Hoffman are residents of Canada and Messrs. Ritota, Isaly, Bennett and Scheerer reside in the United States.

Director's Meetings

The Board of Directors of the Company met 4 times during the year ended December 31, 1995. In 1995 the Company had no standing nominating or compensation committees, these matters being handled by the entire Board of Directors. In 1993, the Board of Directors of the Company formed an Administrative Committee for the 1993 Stock Option Plan For Directors consisting of Messrs. Al Millar and Sheldon Hoffman which recommends granting of non-qualified stock options to non-employee directors. The Board of Directors also has an Audit Committee which reviews the scope and plan of the annual audit, reviews the audit results and report thereon, oversees action taken by the Company's independent auditors and reviews the Company's internal controls. The Company's Audit Committee sits for a term of one year and a new audit committee is formed each year following the annual meeting. In 1995 the Audit Committee was composed of Messrs. Hoffman, Isaly and James C. Rothstein. Mr. Rothstein did not stand for re-election to the Board at the annual meeting in June, 1996. One meeting of the Audit committee was held in 1995.

In addition to participation at Board and Committee Meetings, the Company's directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the CEO and others regarding matters of interest and concern to the Company.

Compensation of Directors

Directors who are not officers or employees of the Company ("Outside Directors") are reimbursed for their direct expenses incurred in attending a meeting.

                             EXECUTIVE COMPENSATION

Report of Compensation Committee

In 1995 the Company's executive compensation program was administered by the Board of Directors. The entire Board makes recommendations on two of the three key components of the Company's executive compensation program, base salary and contractual incentive awards, and the Outside directors recommend and award the long-term incentives.

The Company's executive compensation program is structured to help the Company achieve its business objectives by:

   o providing compensation opportunities that will attract, motivate and retain highly qualified managers and executives.

   o linking executives' total compensation to company and individual job performance.

   o providing an appropriate balance between incentives focused on achievement of annual business plans and longer term incentives tied to increases in shareholder value.

The Company's executive compensation program is designed to provide competitive compensation opportunities for all corporate officers. The Company's total compensation levels fall in the low to middle of the range of rates paid by other employers of similar size and complexity, although complete comparative information is not easily obtainable.

Base Salaries

The Company's salary levels are intended to be consistent with competitive practices and levels of responsibility, with salary increases reflecting competitive trends, the overall financial performance of the Company, and the performance of the individual.

Contractual Incentive Awards

Pursuant to the executive compensation program, the Company has contracted to provide two of its executive employees with profit participation incentive compensation. Messrs. Millar and Hoffman are each entitled to a cash incentive participation equal to 5% of the consolidated annual pre-tax profits of the Company.

Stock Options

The Company periodically grants incentive and non-qualified stock options to purchase the Company's Common Stock in order to provide certain Compensation to key employees of the Company and its subsidiaries with a competitive total compensation package and to reward them for their contribution to the Company's short and long-term stock performance. These stock options are designed to align the employees' interest with those of the shareholders. All options have an option price that is not less than the fair market value of the stock on the date of grant. The term of the options and the dates after which they become exercisable are established by the Board, with respect to incentive stock options, within the parameters of the 1993 Incentive Stock Option Plan and by the Administrative Committee with respect to the 1993 Stock Option Plan For Directors. The Company does not grant stock appreciation rights.

1995 Compensation

The CEO, President and President of the Company's Disposable Apparel Division are compensated on a salary and pay-for-performance approach. Taken into consideration are overall Company performance in attaining annual growth in revenues, the addition or development of new and enhanced products, pretax earnings, and the achievement of short and long term goals of the Company's business as established in its five year plan. Messrs. Hoffman and Millar's salaries were increased in 1995 from its previous level of $100,000 to $115,000. No contractual incentive awards were paid for 1995.

Compliance with Section 162(m) of the Internal Revenue Code of 1986

Deductibility of Compensation. Effective January 1, 1994, the Internal Revenue Service under Section 162(m) of the Internal Revenue Code will generally deny the deduction of compensation paid to the Chairman and the four other highest paid executive officers required to be named in the Summary Compensation Table to the extent such compensation exceeds $1 million per executive per year subject to an exception for compensation that meets certain "performance-based" requirements. Whether the Section 162(m) limitations with respect to an executive will be exceeded and whether the Company's tax deductions for compensation paid in excess of the $1 million limit will be denied will depend upon the resolution of various factual and legal issues that cannot be resolved at this time. As to options granted under the 1993 Incentive Stock Option Plan, the Committee intends to qualify to the extent practicable such options under the rules governing the Section 162(m) limitation so that compensation attributable to such options will not be subject to limitation under such rules. As to other compensation, while it is not expected that compensation to executives of the Company will exceed the Section 162(m) limitation in the foreseeable future (and no officer of the Company received compensation in 1994 which resulted under Section 162(m) in the non-deductibility of such compensation to the Company), various relevant considerations will be reviewed from time to time, taking into account the interests of the Company and its Shareholders, in determining whether to endeavor to cause such compensation to be exempt from the Section 162(m) limitation.


                              Respectfully submitted,

                              Sheldon Hoffman, Chief Executive Officer
                              Al Millar, President
                              Donald E. Bennett, Jr.
                              Robert H. Isaly
                              John Ritota
                              James C. Rothstein

Compensation Committee Interlocks and Insider Participation

The Membership of the Compensation Committee is set forth under "Report of the Compensation Committee". Except with respect to their compensation arrangements, Mr. Hoffman, CEO and Mr. Millar, President, participated in executive compensation deliberations and recommendations of the Board of Directors.

Summary Compensation Table

The following table sets forth the aggregate cash and cash equivalent forms of compensation paid by the Company during the last three fiscal years for services in all capacities to those persons who were as of December 31, 1995, the Chief Executive Officer and each of the most highly compensated executive officers (a total of three persons), to the extent each earned more than $100,000 in salary and bonus ("Named Officers").

                     Annual Compensation           Long Term Compensation
                     -------------------           ----------------------

                                                Awards
                                                ------

                                           Other       Shares
Name and                                   Annual     Underlying
Principal                                  Compen-     Options      All Other
Position        Year  Salary($) Bonus($)   sation($)   (#)       Compensation($)
--------        ----  --------- --------   ---------   --------  ---------------


Shelly Hoffman, 1995  115,000     ---         ---      200,000           4,500
CEO             1994  100,000     ---         ---      ---               4,500
                1993  100,000     ---         ---      300,000           4,500

Al Millar,      1995  115,000     ---         ---      200,000           7,500
Pres.           1994  100,000     ---         ---      ---               7,500
                1993  100,000     ---         ---      300,000           7,500

The following table contains information concerning the stock option grants under the 1993 Incentive Stock Option Plan which were made for the fiscal year ended December 31, 1994 to the Named Officers.

                       OPTION GRANTS FOR FISCAL YEAR 1995

                                    Individual Grants                  Potential Realizable Value
                                                                         at Assumed Annual Rates
                        Options   Percent        Exercise  Expiration              of
                        Granted   of Total       Price     Date         Stock Price Appreciation
                          (#)     Options        ($/Sh)                           for
                                  Granted                                    Option Term (2)
                                  to Employees                          -------------------------
                                  in Fiscal Year                            5%              10%
                        -------   --------------  ------   ----------   --------         ---------
Sheldon Hoffman         200,000       25.5%        $1.34   12/21/2000   $342,043         $431,617
Al Millar               200,000       25.5%        $1.34   12/21/2000    342,043          431,617
Lloyd Hoffman            25,000        3.2%        $1.34   12/21/2000     42,755           53,952
Donald E. Bennett, Jr.   50,000                    $1.00   04/29/1999
                         25,000                    $2.03   06/22/2000
                         25,000       15.8%        $1.34   12/21/2000    171,341          216,211

--------------

(1) Each option was granted under the 1993 Incentive Stock Option Plan. Each option is immediately exercisable for all the option shares.

(2) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the five-year option term will be the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.

Employment Arrangements

Messrs. Hoffman and Millar receive annual car allowances of $4,500 and $7,500, respectively.

Messrs. Hoffman and Millar are also entitled to a combined bonus equal to 10% of the pre-tax net profits of the Company (5% to each). No bonus was earned with respect to the fiscal years ended December 31, 1993, 1994 or 1995.

Donald E. Bennett, Jr., entered into a three year employment agreement with the Company in March 1994 as President of the newly formed Apparel Division providing for an annual salary of $65,000, a $700 per month automobile allowance and 15% of the Division's net profit before taxes. During 1995 the agreement was amended to eliminate the 15% of net profits provision and to increase his annual salary to $100,000.

Stock Option Plans

Incentive Stock Option Plan

The Company has an Incentive Stock Option Plan (the "Plan") for Officers and other Key Employees with 2,100,000 shares reserved for grant thereunder. The Plan, which was adopted by the Board of Directors in October, 1993 was approved by Shareholders at the Annual Meeting in June 1994. The Plan, is administered by the Board of Directors which selects the employees to whom the options are granted, determines the number of shares subject to each option, sets the time or times when the options will be granted, determines the time when the options may be exercised and establishes the market value of the shares. The Plan provides that the purchase price under the option shall be at least 100 percent of the fair market value of the shares of the Company's Common Stock. The options are not transferrable. There are limitations on the amount of incentive stock options that an employee can be granted in a single calendar year. The terms of each option granted under the Plan is determined by the Board of Directors, but in no event may such term exceed ten years. Between October 28, 1993 and September, 1996, five-year, options covering an aggregate of 1,774,000 shares were granted to 31 employees at an average exercise price of $0.95 per share.

Included in those employees to whom options were granted are the following executive officers:

                Name             Number of Options Granted
                ----             -------------------------

        Al Millar, President            500,000

        Sheldon Hoffman, CEO            500,000

        Donald Bennett, President       150,000
        Apparel Division

In addition, Donna Millar, an employee of the Company and the wife of Al Millar, President, was granted an option to purchase 35,000 shares and Lloyd Hoffman, an officer of the company and the son of Sheldon Hoffman, was granted an option to purchase 235,000 shares.

Directors Stock Option Plan

The Board of Directors of the Company in October 1993 approved the 1993 Directors Stock Option Plan (the "Directors Plan") covering an aggregate of 600,000 shares of Common Stock. The Board of Directors or a Committee thereof administers the Directors Plan. Directors of the Company who are not employees of the Company are eligible to participate in the Plan. Each option granted will have an exercise price equal to fair market value on the date of grant. As of December 31, 1995 options covering an aggregate of 400,000 shares have been granted to 5 directors and two former directors at an average exercise price of $1.02 per share as follows:

             Name           Option Date       Expiration Date   Number of Shares

        Robert Isaly          12/21/95          12/21/2000        50,000
        Robert Isaly          10/28/93          10/27/98         108,000
        John Ritota           12/21/95          12/21/2000        50,000
        John Ritota           10/28/93          10/27/98          50,000
        Irving Bronfman**     10/28/93          10/27/98          25,000   (1)
        Hans Rieder*          10/28/93          10/27/98          42,000   (1)
        Robert Gayton**       10/28/93          10/27/98          25,000   (1)
        Jim Rothstein***      06/23/95          06/22/2000        25,000
        Jim Rothstein***      12/22/95          12/21/2000        25,000

The Company does not have any pension, profit sharing or similar plans established for its employees, other than the bonus payable to Messrs. Hoffman and Millar described above.
---------------

*   Retired as a director on June 24, 1994.
**  Retired as a director on June 23, 1995.
*** Did not stand for re-election at June 21, 1996 Annual Meeting
(1) These options were exercised

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interest of Certain Persons in Material Transactions

No director or executive officer of the Company, no proposed nominee for election as a director of the Company and no associate or affiliate of any of the foregoing, has any material interest, direct or indirect, in any transaction since the commencement of the Company's last fiscal year in any proposed transaction, which, in either case, has materially affected or will materially affect the Company or any of its subsidiaries, except as follows: James C. Rothstein, a nominee for election as a director purchased 200,000 Units consisting of 200,000 shares of the Company's Common Stock together with 2-year Warrants to purchase an additional 200,000 shares of Common Stock at $.75 per share in March 1995 at a purchase price of $.75 per Unit for an aggregate of $150,000, pursuant to a private placement.

Donald E. Bennett, Jr., President of the Company's Apparel Division formed in 1994 and a director of the Company was an owner and officer of Disposable Medical Products, Inc. ("DMP"). Mr. Bennett was also a purchaser of 6667 Units in March 1995 pursuant to the private placement referred to above, on the same terms and conditions for an aggregate of $5000.

On March 25, 1994, the Company, through its wholly owned subsidiary Alpha Pro Tech, Inc., acquired the assets of DMP and 96.8% of the shares of DMP's wholly owned subsidiary DPI De Mexico for $336,000 including $32,000 of direct acquisition costs. As part of the transaction the Company paid $319,000 to DMP. Mr. Bennett was an officer and one of the previous owners of DMP and as noted above is now an employee of the Company. Prior to the acquisition, DMP had been operating as a debtor in possession under Chapter 11 of the Bankruptcy Code. Under the purchase agreement, the Company operated DMP under a post petition financing agreement through March 1995. In March 1995, the acquisition was finalized and all related payments were made. Under the terms of the agreement, the Company was entitled to the risks and rewards of operating DMP in exchange for providing DMP with sufficient working capital for continuing operations. DMP's operations have been consolidated into those of the Company's since April 1, 1994.

The Company was one of several defendants in a lawsuit commenced by John Russell ("Russell"), in the Circuit Court of Jefferson County, Alabama on May 25, 1990 against BFD Inc., BFD Industries Inc., Alexander Millar, Sheldon Hoffman, Irving Bronfman, 779177 Ontario Inc., and Milmed International Distributors Ltd., alleging breach of contract, fraud, conversion, and conspiracy against the defendants, jointly. Compensatory and punitive damage originally claimed in the aggregate amount of $25,000,000.00 were increased to $40,000,000 in 1993. Messrs. Millar, Hoffman are directors and officers of the Company and Mr. Bronfman was a director and officer of the Company. Russell, the Company and the other co-defendants settled and compromised all claims involved in the litigation pursuant to a Settlement Agreement dated August 19, 1994, the terms of which provided for the payment by the Company of $250,000 to Mr. Russell and the cancellation of 675,000 of the Company's Common Shares owned by Mr. Russell.

As of January 31, 1996 Messrs. Millar and Sheldon Hoffman loaned $48,245 and $50,000 respectively to the Company. The terms of the loan provided for a Note to each of Messrs. Millar and Hoffman, payable on demand, bearing interest at 15% per annum and to be secured by and repaid from the proceeds of an anticipated income tax refund of approximately $168,000. In addition Messrs. Millar and Hoffman were issued Warrants to purchase 46,840 and 48,544 shares respectively of the Company's Common Stock at $1.03 per share, the fair market value of the Common Stock on the date of issuance of the Warrant. The Warrants expire on January 31, 1997. Interest on the loans have accrued but have not been paid.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:       February 6, 1997              By:   /S/ SHELDON HOFFMAN
                                                -------------------
                                                SHELDON HOFFMAN
                                                Chief Executive Officer