Form 10-Q/A
period 1996-06-30
ALPHA PRO TECH LTD
filed 1997-02-11
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ----------------

                               FORM 10-Q/A No. 1

                               ----------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1996 Commission File No. 0-19893

              Alpha Pro Tech, Ltd. (formerly BFD INDUSTRIES, INC.)
              ----------------------------------------------------
              (exact name of registrant a specified in its charter)

Delaware, U.S.A.                                        63-1009183
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

Suite 112, 60 Centurian Drive,
Markham, Ontario, Canada                                  L3R9R2
----------------------------------------                ----------
(address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1996

Common Stock, $ .01 par value   20,495,463

This filing on Form 10-Q/A No. 1 amends the Quarterly Report on Form 10-Q for the 3 months ended June 30, 1996, of Alpha Pro Tech, Ltd. (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-Q for the three months ended June 30, 1996, (the "Form 10-Q"), as set forth below:

The following Items are hereby amended and restated to read in their entirety as they appear in this amendment.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In June, 1996, an action was commenced against the Company in the Superior Court of the State of Arizona, in and for the County of Maricopa by Neu-Invest, Inc., an Arizona Corporation (The "Plaintiff"). The complaint alleges that in the latter part of December, 1994, the Plaintiff, through its agent Alfred Bowen, became aware of a private offering of securities being made by the Company, that it contacted Al Millar, the Company's President, through Mr. Bowen, and that the Company, in a letter dated February 14, 1995, offered to sell, to investors including Plaintiff, a minimum $ 300,000 investment consisting of 400,000 shares of Common Stock together with equal number of two year Warrants to purchase an additional 400,000 shares at $ .75 per share, and that on March 22, 1995, Bowen wrote to Mr. Millar accepting the offer on behalf of Plaintiff, noting that they intended to request additional materials, and that the unnamed buyers board had yet to approve the transaction. Plaintiff alleges that it is entitled to damages equal to the difference between the price of the Company's Stock which was $ 2.31 per share on February 14, 1995, the day they allege they accepted an offer allegedly made by the Company, and the $ . 75 per share price, or $ 624,000. In addition, they allege an equal amount with respect to the Warrants that were to be included with the shares.

      The Company moved to have the case transferred to the United States District Court for the District of Arizona. The Plaintiff consented to such removal and the Company filed an answer to the complaint, denying all material allegations. While the matter is still in the early stages of litigation, the Company believes the case is without merit, and can be successfully defended. It's belief is based on the following:

      The Company's purported offer of February 14, 1995 was not unconditionally accepted by Plaintiff in the letter of March 22, 1995, so as to create a contract. It did not disclose the buyers; was conditioned upon approval by an unnamed board of directors; and the receipt of additional material. Plaintiff was advised by Mr. Millar that a pre-requisite to the sale of any stock by the Company to any party was the execution and return by the purchaser of a Subscription Agreement, an Investor Questionnaire and a Purchaser Representative Questionnaire and Certificate. The Company contends that the Plaintiff and/or its representatives received copies of these documents prior to receiving the Company's alleged "offer", in the letter dated February 14, 1995. This information was essential in order to ensure compliance with the exemptions claimed for this transaction under the Securities Act. Moreover, the Company's stock transfer agent would not transfer the stock to any party in the absence of an opinion of counsel that an exemption under the Securities Act applied. Thus, no transfer would be made unless it was shown that the buyer was an accredited investor, and made certain representations which were included in the subscription documents.

      As a further condition to any transaction, the Company required receipt of payment for the stock agreed to be purchased, together with the executed subscription agreements at its office no later than March 31, 1995. Even though Mr. Bowen was made aware of this deadline, no such payment was ever made or tendered by Plaintiff, nor were any subscription agreements executed and returned.

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 6, 1997                    By:  /S/ Sheldon Hoffman
                                               -------------------------
                                               SHELDON HOFFMAN
                                               Chief Executive Officer