Form 10-K
period 1996-12-31
ALPHA PRO TECH LTD
filed 1997-04-14
CIK 884269

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 10549
                                      FORM 10-K
(Mark One)
{ X } ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the transition period from _____ to ______

                           Commission file number - 019893
                              _________________________

                                 ALPHA PRO TECH, LTD.
                (exact name of registrant as specified in its charter)
                                     __________

        Delaware                                        63-1009183
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.
 incorporation or organization

Suite 112, 60 Centurian Drive
Markham, Ontario                                          L3R 9R2
-----------------------------                         -----------------
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

The number of registrants's Common Shares outstanding as of March 24, 1997 was 23,373,442.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1997 was $ 42,330,797 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1997 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                         ---

                                        PART I

ITEM 1.  BUSINESS

General

ALPHA PRO TECH, LTD. (referred to herein as the "Company") was incorporated on February 17, 1983 pursuant to the British Columbia Company Act R.S.B.C. 1979, Chapter 59 (the "Company Act (British Columbia)" under the name Princeton Resources Corp. The Company subsequently changed its name to Canadian Graphite Ltd. on July 27, 1988 and further changed its name to BFD Industries Inc. on July 4, 1989. Effective July 1, 1994, the Company changed its corporate domicile from Canada to the State of Delaware in the United States and changed its name to Alpha Pro Tech, Ltd. At that time, all of the Company's operating assets were transferred to its wholly owned subsidiary Alpha Pro Tech, Inc. The Company's executive offices are located at 60 Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and its telephone number is (905) 479-0654.

Business

The Company develops, manufactures and markets disposable protective apparel, food industry, infection control, wound care and consumer products for the cleanroom, food services, industrial, medical, dental and consumer markets. The Company operates through four divisions: apparel; food industry; mask and shield; and wound care. The Company's products are primarily sold under the "Alpha Pro Tech" brand names, but are also sold for use under private label.

The Company's products are classified into five groups: Disposable protective apparel consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; food industry apparel consisting of a line of automated shoecovers, sleeve protectors, aprons, coveralls and bus boy jackets; Infection control, products consisting of a line of facial masks and facial shields, wound care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; consumer products consisting of a line of pet bedding and pet toys.

During the fourth quarter of 1995, it became apparent to management that cash flows from the mask, shield, and wound care products manufactured and distributed through Alpha Pro Tech, Inc. had declined for each of the past four years and would decline in the future. As a result, the Company has modified its strategy in order to maximize sales and profit by focusing on increased demand for its apparel cleanroom products and food service industry products.

The Company's strategy is to grow its cleanroom division through its exclusive Agreement with VWR Scientific Products ("VWR") (formerly Baxter Scientific), by increasing its manufacturing capabilities to meet VWR's needs. The Company entered into an exclusive distribution agreement with a major supplier to the food industry to launch a line of innovative new products to help solve a major problem in the food industry; accidents that occur because of employees slipping and falling on wet slippery surfaces found in restaurants and food processing plants, and to help decrease the number of burns caused by frying and grilling. The Company intends to also maintain its core business in the medical, dental, industrial and health related markets by using its existing distributors.

The Company's products are used primarily in hospitals, clean rooms, laboratories and dental offices and are distributed principally in the United States through a network presently consisting of four purchasing groups, ten major distributors, approximately 200 additional distributors, approximately 30 independent sales representatives and a Company sales force of 7 people.

Historical Development

In April, 1989, the Company purchased all the assets, patents, trade secrets, inventory, goodwill and other properties to manufacture, among other items, certain transparent eye protection products utilizing and optical-grade polyester film from John Russell (the inventor of certain products currently being manufactured, marked and distributed by the Company), Al Millar (currently president and a director of the Company), Sheldon Hoffman (currently chief executive officer and a director of the Company), Robert Isaly, (currently a director of the Company), and Irving Bronfman, (a former director of the Company), BFD Inc. (an Alabama corporation), 779177 Ontario Inc. (a corporation owned by Messrs. Hoffman and Bronfman), Milmed International Distributors Limited (a company owned by Al Millar). None of the persons of entities referred to above were officers, directors or affiliated with the Company in any way prior to the transaction.

From April 1, 1990 to August 30, 1991, the business currently being carried on by the Company, was operated by the BFD Industries Limited Partnership, an Ontario limited partnership (the "BFD Limited Partnership"), of which a wholly-owned subsidiary of the Company was the general partner, and of which there was only one limited partner. Pursuant to an agreement between the Company and the sole limited partner of the Company's Limited Partnership dated June 21, 1991, the Company purchased the limited partner's 50% interest in the BFD Limited Partnership for a purchase price of $ 1,000,000.00 The BFD Limited Partnership was dissolved on August 30, 1991 and the business and operations have continued to be carried on by the Company directly.

Prior to its acquisition of the business currently being conducted, the Company was involved in mining and exploration. However, for the fiscal years ended May 31, 1987, 1988, 1989 and 1991 the Company generated no revenues.

RECENT DEVELOPMENTS

Alpha Pro Tech Acquisition

In May, 1992, the Company acquired Alpha Pro Tech, Inc. ("Alpha"), from William C. Klintworth, Jr., the principal shareholder of Alpha acting on behalf of himself and all other shareholders.

Alpha is in the business of manufacturing and selling medical and dental surgical face masks, bed patient monitoring systems, Unreal Lambskin decubitus products (used to prevent bedsores) and pet bedding products. Unreal Lambskin is a material made from durable synthetic fleece fabric which has the characteristics and attributes of real lambswool. Alpha's corporate office and manufacturing facility is located at 903 Erst Center Street, Bldg.
E. North Salt Lake, Utah 84054. A second manufacturing facility is located at 1145 Norwood Road, Janesville, Wisconsin.

The purchase price of $ 7,200,000 (plus closing adjustments) was paid as follows: a $ 100,000 deposit upon the execution of the Agreement, $
3,600,000 paid at closing with the balance of    $ 3,500,000 paid by a
promissory Note ("Note") payable in one year and convertible in whole or in part at any time during the year, at the option of the holder, into Common Shares of the Company at a deemed price per share of $ 3.50. No interest accrued on the Note for the first 120 days after closing, by interest thereafter accrued at the rate of 8 1/2% per annum, due and payable at the maturity date of the Note. If a holder of the Note elected to be paid in cash, such holder had to give the Company at least 120 days advance written notice of such election prior to April 29, 1993. The Note was secured by all of the issued and outstanding shares of Alpha pursuant to a pledge agreement.

As part of the transaction, Mr. Klintworth, the principal shareholder and president of Alpha entered into a Confidentiality Agreement with the Company
in consideration of a total payment of          $ 300,000 paid at closing.
Pursuant to this agreement, Mr. Klintworth provided consulting services to the Company, and covenanted not to compete, directly or indirectly, with the Company or Alpha during the term of the agreement and for a period of 18 months following the termination thereof. This agreement was for a term of 3 years.

Alpha also entered into an Employment Agreement with Mr. Klintworth for a three year term at a salary of $ 115,000 per annum which could be terminated without cause, upon 6 months notice after the above referenced Note was satisfied. Alpha also entered into an employment agreement with Elvin Boyce at a salary of approximately $ 3,000 per month. The employment agreement with Mr. Boyce was generally in accordance with his existing Independent Consulting Agreement with Alpha dated January 1, 1990, which was for a term of 10 years. Mr. Boyce was the inventor of certain products now produced by Alpha and continued to be involved in the manufacturing operations of Alpha.

The transaction was subject to approval of the Vancouver Stock Exchange and required a report and commentary with respect to the purchase price to be paid. The Company engaged Deloitte & Touche for this purpose. Their comments concluded that the proposed purchase price was determined as a result of arm's length negotiations and that while the price earning multiples and price to book value ratios in inherent in the net purchase price appear higher than Canadian "norms" for small manufacturing companies, they do not appear out of line with such ratios inherent in initial public offerings in the Untied States and with current trading data in the med-tech industry.

They also noted that the opportunity existed for the Company to increase the value of Alpha in particular, due to the potential synergetic benefits associated with selling Alpha's products through the Company's hospital buying group agreements.

Finally, they commented that based upon the scope of their review, analysis and assumptions used, the proposed cash equivalent purchase price of $ 7.2 million, at January 1, 1992, for all the issued and outstanding shares of Alpha Pro Tech, Inc. would not be unreasonable. The Company financed this acquisition with the proceeds of private placements.

Gross revenues of Alpha for each of the three fiscal years ending December 31, were as follows:

                   1991      $ 5,508,000
                   1990      $ 5,197,000
                   1989      $ 3,886,000

On January 26, 1993, the holders of the Notes notified the Company of their election to receive payment in cash.

On May 14, 1993 the Company paid the noteholders the principal sum of $ 3,500,000 together with approximately $ 199,000 of accrued interest. Of this amount, $ 550,000 was provided by a loan from Harberton Trading, Ltd. ("Harberton") a European merchant bank, $ 1,104,000 was provided by a credit facility secured by accounts receivable, inventory and equipment from Allstate Financial Corporation of Arlington, Virginia, with the balance of $ 2,045,000 from the Company's working capital. The Harberton loan was initially for a nine-month terms, bearing a monthly compound interest rate of 1.13% and secured by a pledge of all of the shares of Alpha as well as a general security interest (subordinate to that of Allstate's Financial Corporation) on all personal property, including accounts receivable, inventory and equipment. Harberton was also issued 40,000 shares of the Company's Common Stock as a bonus and a finder's fee of $ 47,250 was paid to an unaffiliated third party,. On February 18th 1994, this loan was extended for an additional nine month period. In connection with such extension, an additional fee of approximately $ 55,000 and an additional bonus of approximately $ 125,000 were paid by the Company. In 1995 this loan was converted into 487,000 shares of the Company's Common Stock.

Contemporaneously with the payment of the Note, Mr. Klintworth resigned as an officer and director of Alpha Pro Tech and his employment contract was terminated effective August 14, 1993.

In the fourth quarter of 1995, the Company evaluated the carrying value of goodwill associated with the acquisition of Alpha, based on current operating results and forecasts of future operations of this business and concluded that a write off of the remaining intangible assets of $ 4,922,000 acquired on the acquisition of Alpha was appropriate in accordance with generally accepted accounting principles. During the fourth quarter of 1995, it became apparent to management that cash flows from the mask, shield, and wound care products manufactured and distributed through Alpha had declined for each of the past four years and would decline in the future. Dramatic changes have taken place in the health care market with downsizing, cost containment pressure and changing of buying practices for medical products,. A significant investment would have to be made to change the Company's manufacturing equipment and facilities to continue to aggressively attack these markets. This write-off (recorded in the fourth quarter of 1995) is reported in the income statement as a component of expenses under the caption "Impairment Loss on Intangible Assets". See "Consolidated Financial Statements - Consolidated Statements of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisition of Assets of Gem Non-wovens

In October 1992, the Company acquired the assets of Gem Non-wovens, Inc. ("GEM"), an automated manufacturer of disposable surgical head and shoe covers, located in Huntsville, Alabama in exchange of approximately $ 330,000
and the assumption of approximately            $ 50,000 of GEM's liabilities
to unsecured creditors. Included in the assets acquired were cash and accounts receivable the collection of which equalled substantially all of the liabilities assumed. GEM manufactured its products in a leased facility of approximately 8,500 square feet at in Huntsville, Alabama. The facility was consolidated into Alpha's facilities in North Salt Lake, Utah effective January 1, 1994.

Acquisition of License Agreement and Patents

In April, 1993, the Company also acquired a license agreement for an Inflation Control for Air Supports Device and the patents for a delta Foam Support System (Delta) from Ms. Hutchens for an aggregate of $ 200,000 ($
175,000 for the Patents and $ 25,000 for the license).  The         $ 200,000
originally due December 24, 1993 was paid by the issuance of an additional 50,000 shares of the Company's Common Stock and payment of $ 4,000 per month for 24 months, commencing March 3, 1994. The license and patents relate to a line of therapeutic mattresses and overlays used in the prevention and treatment of pressure ulcers. The Company was obligated to pay a royalty to Ms. Hutchens and two co-inventors of the Delta Support System on all Delta and Inflation Control Device sales, up to a maximum royalty of $ 250,000 per year, for the life of the patent.

As part of the Delta agreement, the Company was required to sell $ 1 million worth of the product within two years of its first sale, and $ 1 million per year thereafter until the patents expire. If they did not attain these levels, all rights to the product and the patents were to revert back to Ms. Hutchens. These sales levels were not attained. These rights have reverted back to Ms. Hutchens and as a result, the patent was written off at December 31, 1994 and the license agreement was surrendered in 1995.

Acquisition of Assets of Disposable Medical Products, Inc.

On March 25, 1994, the Company, through its wholly owned subsidiary, Alpha, entered into an agreement to purchase approximately $ 105,000 of inventory and $ 228,000 of capital equipment of Disposable Medical Products, Inc. ("DMPI"), a debtor in possession pursuant to a Chapter 11 proceeding in the United States bankruptcy court in New Orleans, Louisiana. The inventory was purchased immediately, but the acquisition of the capital equipment was to take place upon approval of the sale by the bankruptcy court which occurred on July 29, 1994 and upon payment of the purchase price, which occurred on March 3, 1995.

Between the period of March 25, 1994 and March 3, 1995, under a post-petition financial agreement, Alpha was responsible for the operation of DMPI and had all of the risks and rewards of the business. The post-petition financial results of the operation of DMPI have been included in the Company's consolidated financial statements effective April 1, 1994.

Under the post-petition financing agreement, Alpha Pro Tech was to supply DMPI with a $ 450,000 line of credit until the date agreement was finalized. As collateral for the entire amount, DMPI assigned its post-petition accounts receivable and all other assets to be acquired, to Alpha Pro Tech, in connection with the asset purchase agreement, employment contracts were entered into with five employees of DMPI.

Acquisition of Ludan Corporation

Effective April 1, 1995 the Company acquired an 80% interest on Ludan Corp., a Georgia based materials laminating company, for $ 29,000 cash plus the assumption of $ 23,000 net liabilities. In addition, a note payable of $ 20,000 was converted to 20,000 Common Shares of the Company in March 1995. On June 30, 1996, the Company acquired the outstanding 20% interest in Ludan Corporation from the minority shareholder for $ 68,000. The Company paid $ 49,000 of the purchase price in July 1996 and the remaining $ 19,000 is due in March 1997.

Recent Private Placements

The Company has been dependent for the financing of its working capital requirements on private sales of its securities to individual investors and groups of investors and the receipt of proceeds from the exercise of outstanding warrants and options. The Company intends to continue its practice of funding its working capital to the extent that it is unable to meet its working capital requirements by generating sufficient cash flow from operations. In April 1993 the Company sold 119,048 units at a price of $ 3.70 Canadian ("CDN") for a total of $ 440,478 CDN to a private investor. Each unit consists of one common share and one non-transferrable share purchase warrant exercisable within twelve months at a price of $ 3.70 CDN per share. The net proceeds from this private placement were added to the Company's working capital. A finder's fee of 9,319 common shares was paid to an unaffiliated third party in connection with this transaction.

In June, 1993, the Company sold 100,000 units at a per unit price of $ 2.38
CDN for a total of   $ 238,000 CDN to a private investor.  Each unit consists
of one common share and one non-transferrable share purchase warrant exercisable within twelve months at a price of $ 2.38 CDN per share. The net proceeds from this private placement were added to working capital. A finders fee of 8,500 common shares was paid to an unaffiliated third party.

In July, 1993, the Company sold 233,697 units at a per unit price of $ 2.64
CDN for a total of    $ 616,960 to a group of four private investors.  Each
unit consists of one common share and one non-transferrable share purchase warrant exercisable within twelve months at a price of $ 2.64 CDN per share. The net proceeds from this private placement were used for working capital. A finders fee of 12,555 common shares, valued at $ 33,145, was paid to an unaffiliated third party.

In March, 1994 the Company commenced a private offering pursuant to which a minimum of 500,000 units to a maximum of 3,000,000 Units were to be issued at a price of $ 1.00 per Unit. Each Unit consisted of one share of Common Stock, and one Class A Stock Purchase Warrant. Each Warrant entitled the holder to immediately purchase one share of Common Stock at a price of $ 2.00, subject to adjustment in certain circumstances, until their expiration of February 28, 1996. Subsequently, the agreement with the dealer manager to offer the Units was terminated, no Units having been sold. The Company continued to offer Units, under revised terms, to investors. During the year ended December 31, 1995, the Company had sold 1,802,649 Units at $ .75 per Unit, each Unit consisting of one share of Common Stock and a two year Warrant to purchase one share of Common Stock at $ .75 per share, for which it has received aggregate proceeds of $ 1,352,000.

Exchange of Escrow Shares

Pursuant to an escrow agreement made in June 1989 between the National Trust Company, the Company and certain shareholders of Alpha Pro Tech, Ltd. (the "Escrow Agreement"), 3,150,000 of the Company's shares are held in escrow by the National Trust Company, Vancouver, B.C., and are subject to certain performance criteria before they are released. The Escrow Agreement provides that the shares will be released to the shareholders, pro rata, on the basis of one share for each $ 0.30 of Net Cumulative Cash Flow (as defined in the Escrow Agreement) in any fiscal period commencing June 1, 1989. The Escrow Agreement was a condition of an agreement relating to the purchase of certain assets by the Company to commence the manufacturing and marketing of its products, and a requirement of the Vancouver Stock Exchange. The shareholders pursuant to the Escrow Agreement included the following persons in the following amounts: Al Millar as to 675,000 shares; Sheldon Hoffman as to 337,500 shares; the Hoffman Family Trust as to 337,500 shares; Irving Bronfman as to 675,000 shares; and Robert Isaly, on behalf of various persons, as to 450,000 shares. The balance of 675,000 shares were owned by John Russell and are deemed to be cancelled.

On December 30, 1996 the Board of Directors of the Company (including Messrs. Millar, Hoffman and Isaly who constitute a majority of the board) authorized the issuance of 2,475,000 shares of its Common Stock in exchange for all rights to the 2,475,000 shares of Company Common Stock owned by Al Millar, President, Sheldon Hoffman, CEO, the Hoffman Family Trust, Irving Bronfman and Robert Isaly, ("Exchanging Shareholders"), and which are subject to an existing Escrow Agreement. The Common Stock issued is identical in all respects to the rights to the Common Stock surrendered by the Exchanging Shareholders. Common Stock of the Exchanging Shareholders which is subject to the Escrow Agreement of June 1989 was treated as issued and outstanding, has full voting rights, is entitled to receive all dividends but have been excluded in computing earnings per share because the effect of including them would be anti-dilutive. These shares are being treated as "Cancelled" on the books and records of the Company because the Exchanging Shareholders have by agreement, given up all rights to the shares. Therefore, the issuance of the shares to the Exchanging Shareholders does not change any of the rights and privileges of the Exchanging Shareholders nor increase their beneficial ownership nor would there by an effective change to the capitalization of the Company. The number of shares issued and outstanding after the issuance is the same as that outstanding prior to the transaction. The fair value is the same as that outstanding prior to the transaction. The fair value of the newly issued shares, $ 2,204,000 (based on the average between the closing bid and asked price of the Common Stock in the over-the-counter market on December 30, 1996) is, however, a charge to earnings for 1996 which resulted in an increase to accumulated deficit. Simultaneously, there was a credit (increase) to paid in capital resulting in shareholders equity remaining unchanged.

The Escrow Agreement also provides that the shares now held in escrow would be released to the shareholders pro rata if certain performance criteria noted above, are met, and that any shares not so released before April 5, 1999 would be surrendered to the Company for cancellation at that time.

The Board issued the shares free of any escrow agreement because it is the Board's belief that the current escrow terms do not give any weight to certain achievements the Company has attained since these conditions were imposed, notwithstanding that the Company has failed to record profits or to increase stockholders equity in any material amount in the last several years, and that it wrote off $ 4,922,000 of intangible assets and reported a net loss of $ 5,971,000 for the year ended December 31, 1995. Since the time that the escrow conditions were imposed, it is the Board's opinion that those persons whose shares are in escrow including Irving Bronfman, a former director, have made valuable contributions to the Company's substantial and measurable growth including seeking out and consummating suitable acquisitions of companies, assets and products; raising the working capital necessary to fund the operations of the Company; increasing sales from approximately $ 310,000 per year in 1991 to $ 14,863,000 as at December 31, 1996; and expanding the business from one manufacturing facility and 20 employees in 1989 to approximately 500 employees in six manufacturing facilities as of December 31, 1996.

The issuance of the shares has the effect of permitting the Escrowees to alienate their shares at such time as they were issued to the Exchanging Shareholders. As to Messrs. Hoffman and Millar, pursuant to the above referenced settlement with the BCSC, they cannot sell any shares of the Company's Common Stock in British Columbia for the two (2) year period ending November 9, 1997.

PRODUCTS

The Company's product groups and products are as follows:

         Disposable Protective Apparel

         * Shoecovers
         * Headcovers
         * Gowns
         * Coveralls
         * Lab Coats

         Food Industry

         * Automated Shoecovers
         * Sleeve Protectors
         * Aprons
         * Coveralls
         * Bus Boy Jackets

         Infection Control

         * Face Masks
         * Face Shields

         Wound Care

         * Unreal Lambswool
         * Medi-Pads

         Consumer Products

         * Pet Bedding
         * Pet Toys

Disposable Protective Apparel

The Apparel division was established April 1, 1994, for the acquisition of the assets of DMPI. The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico. See "Recent Developments -Acquisition of Assets of DMPI" (TM).

Food Industry

Through the acquisition of Gem Nonwovens, Inc. a patented automated shoe cover machine was required. This prototype machine has been replaced with an improved new machine which in combination with a patent pending, laminated material produced by Ludan allowed the Company to develop a shoecover that to date is being tested by a number of restaurant chains with favorable results and is to be marketed on an exclusive basis by Chicopee, Inc. The balance of the food industry products are to be manufactured by the apparel division.

Masks and Face Shields

The facemasks come in a wide variety of filtration efficiencies and styles. The Company's patented Positive Facial Lock (TM) feature that provides a custom fit to the face to prevent blow-by for better protection. Combine this feature with the Magic Arch (TM), that holds the mask away from the nose and mouth and creates a breathing chamber, and you have a quality disposable facemask.

The term "blow-by" is used to describe the potential for infectious material entering or escaping a facemask without going through the filter as a result of gaps or openings in the face mask.

All of the face shields are made from an optical-grade, 7 mil, polyester film, and have a permanent anti-fog feature. This provides the wearer with extremely light wright, distortion-free protection that can be worn for hours and will not fog up from humidity and/or perspiration. An important feature of all eye and face shields is that they are disposable. This eliminates a change of cross infection between patients and saves hospitals the expense of sterilization after every use.

Wound care

The Wound Care Division began with the Company's Unreal Lambswool pressure sore and bed patient monitoring system product lines. The Unreal Lambswool is used to prevent decubitus ulcers or bedsores on long term care patients. The bed patient monitoring system offers nurses an alarm system that tell when patients try to get out of bed. This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act
(OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

Consumer Products

The Consumer Product Division uses the Company's existing medical products and technologies for general consumer purposes. The Unreal Lambswool is being packaged for the retail pet bed market and pet toys.

Markets

The Company's products are sold to the following markets: Infection Control Products, (Masks and Shields) and disposable protective apparel are sold to the Medical and Dental market and the Industrial and Cleanroom markets; Unreal Lambswool and Medi-Pads are sold to the Wound Care market; Pet Bedding and Pet Toys are sold to the consumer market; and Automated Shoe Covers are sold to the Food Industry, Medical, Industrial and Cleanroom market. The Company intends to expand its marketing efforts for the Food Industry to include apparel, such as sleeve protectors, aprons, coveralls and bus boy jackets as well as shields, although no sales of such products to the food industry have been made to date.

Distribution

The Company relies primarily on a network of independent distributors for the sale of its products including the following:

*   VWR Scientific (formerly Baxter Scientific Products)
*   Allegiance Healthcare
*   General Medical
*   Medline Industries
*   ABCO
*   Texwipe
*   Owens and Minor
*   Stuart Drug and Surgical Supply, Inc.
*   Astra Pharmaceutical
*   Cottrell, Ltd.
*   Henry Schein, Inc.

Of the ten major distributors in the United States to the best of the Company's knowledge, all sell competing products.

In 1994, the Company entered into an exclusive five year agreement to supply Scientific Products, a division of Baxter Healthcare Corporation, with eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. The distribution calls for Baxter to purchase a minimum of $ 1 million during the first year to retain exclusive distribution rights. This minimum figure has been attained for 1994 and 1995. During 1995, Baxter Scientific Products was sold to VWR Scientific Products who has continued to honor the Agreement. In 1996, a new agreement was entered into with VWR Scientific Products with required minimum purchases of $ 5,000,000 annually to retain exclusive distribution rights.

In April, 1996, the Company entered into a three year distribution agreement with Chicopee, Inc. of Dayton, New Jersey with respect to the distribution of the Company's line of Aqua Trak black shoe covers.

Chicopee was granted exclusive distribution rights for the restaurant, food service, food processing and related businesses in the United State, Canada and Mexico. In order to maintain this exclusivity, Chicopee must purchase $ 11 Million of products during the 18 month period, beginning April 8, 1996. Failure to meet such minimum purchases could result in termination of exclusivity. The contract also allows for new products to be added to the agreement with their own agreed upon minimum purchase amounts in return for similar exclusivity. The products is still in the introductory stage and sales to date have not been material.

Sales to the Scientific Products division of Baxter Healthcare ("Baxter") represent 28.2% of total sales on 1995, and sales to VWR Scientific Products, the successor to Baxter represented 42.9% of total sales for 1996. The loss of this customer would have a material adverse effect on the Company's business.

The Company does not generally have backlog orders, as orders are usually placed for immediate shipment and contract for shipment over a period time. The Company anticipates no problems in fulfilling orders as they are placed.

Manufacturing

The Company's mask production, shield production and automated shoecover facility is located in a leased 26,800 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah. Approximately 3,000 square feet of this building is used for corporate officers. A 19,500 square foot facility is located at 1145 Norwood Road, Janesville, Wisconsin 53543 is used for the manufacture of the Company's real lambskin products.

The Company's disposable protective apparels production is located in three facilities, a 35,000 sq. ft. facility is located at 1180 West Industrial Park Drive in Nogales, Arizona which is used for cutting, warehousing and shipping, a 33,000 square foot facility is located at Bustamonte Drive, Nogales, Mexico which is used for assembly of shields and sewing, and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora 83900, is used for sewing.

As a result of the March, 1995 acquisition of Ludan Corporation, the Company has a material coating and automated shoe cover facility of 16,000 square feet in Valdosta, Georgia.

The Company has multiple suppliers of the materials used to produce its products. In that regard, the Company currently has no problems, and does not anticipate any problems, with respect to the sources and availability of the materials needed to produce its products. The business of the Company is not subject to seasonal considerations. It is necessary for the Company to have adequate finished inventory in stock, and the Company generally maintains a one to two-month supply of product. With respect to the optical grade polyester film used in its products, it generally must be ordered two months in advance, and the Company generally arrives a three-month supply of film.

Competition

The Company faces substantial completion from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Technol, Inc. of Fort Worth, Texas. Other large competitors would include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, and Isolyser, Inc., American Threshold and Maxium. The Company's major competitors in the industrial and cleanroom market are Technol, Inc., 3M, Isolyser, Inc., Kimberly Clark, Kappler USA, and Allegiance Health Care. In the wound care market, Texten Corp., Glenoit Mills and Hudson Industries are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation, Lazy Pet Company and Dogloo, Inc. The Company has entered the food service market with a new type of product, and expects competition from companies who provide floor treatment and manufacturers of safety boots such as Weinbrenner, Inc. However, the Company believes that the quality of its products, along with the price and service provided, will allow it to remain competitive in the disposable apparel market.

The Company is not required to obtain regulatory approval from the U.S. Food and Drug Administration ("FDA") with respect to the sale of its products.
The Company's products are however, subject to prescribed "good manufacturing practices" as defined by the FDA and its manufacturing facilities are inspected by the FDA every two years to assure compliance with such "good manufacturing practices." The Company is marketing a new Particulate Respirator that meets the new O.S.H.A. respirator guidelines and which has been approved by the National Institute for Safety and Health (NIOSH). This product is designed to help prevent the breathing in of the tuberculosis virus.

The Company does not anticipate that any federal, state and local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings and competitive position of its business.

Patents and Trademarks

Patents

The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the Untied States and where appropriate in Canada and other foreign countries. At present, the Company has 13 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products and a U.S. patent on the automated shoecover and the shoecover process. The Company also has a U.S. patent pending on a fluid impervious and non-slip fabric for the Company's Aqua-Trak shoe cover. The Company has foreign patents either issued or pending for its MEDS, 1/2 Coverall, Combo Cone and Combo products but doe not intend to maintain those foreign patents on products whose sales do not justify the maintenance expense. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know how to maintain and develop its commercial position.

The various United States patents issued have remaining durations of approximately 10 to 15 years before expiry.

Trademarks

Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech and others. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

Employees

As of February 1, 1997, the Company had 594 employees, including eight persons at its head office in Markham, Ontario, Canada; 40 persons at its facemask production facility in Salt Lake City, Utah and 20 persons at its Unreal Lambskin production facility in Janesville, Wisconsin; 25 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 200 persons at its shield assembly and sewing operation in Nogales, Mexico; 280 at its sewing operation in Benjamin Hill, Mexico; and 21 persons at its coating and automated shoe cover facility in Valdosta, Georgia.

None of the Company's employees in the United States and Canada are subject to collective bargaining agreements,. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 1997 agreement has been signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.

Item 2.  PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $ 2,500 under a lease expiring January 31, 1998. Eight (8) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Vice President and Controller, Lloyd Hoffman work out of this head office.

The Company manufactures irs surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah 84054. The monthly rental is $ 6,413 for 32,000 square feet. This lease expires July 1, 1998 with successive 2-year renewal options at rents based on the U.S. Consumer Price Index.

A second manufacturing facility is located at 1145 Norwood Road, Janesville, Wisconsin. These premises of 19,500 square feet are leased for $ 4,853 monthly. The lease expires June 30, 1997 and there are two, 2-year renewal options ties to the U.S. Consumer Price Index. The Company's line of Unreal Lambskin products are manufactured in these facilities.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1180 West Industrial Park Drive, Nogales, Arizona. The monthly rental is $ 11,812 for 35,000 square feet. This lease is on a monthly basis. Shield assembly and sewing is done at Bustamonte Drive in Sonora, Mexico.
The monthly rental is $ 9,900 for 33,000 square feet. This lease expires july 31, 1999. Sewing is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $ 8,500 for 30,000 square feet. This lease is on a month to month basis.

The Coating Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $ 3,600 for 16,000 square feet.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

ITEM 3.  LEGAL PROCEEDINGS

In June, 1996, an action was commenced against the Company in the Superior Court of the State of Arizona, in and for the County of Maricopa by New-Invest, Inc., an Arizona Corporation (the "Plaintiff"). The complaint alleges that in the latter part of December 1994, the Plaintiff, through its agent Alfred Bowen, became aware of a private offering of securities being made by the Company, that it contacted Al Millar, the Company's President through Mr. Bowen, and that the Company, in a letter dated February 14, 1995, offered to sell to investors including Plaintiff, a minimum $ 300,000 investment consisting of 400,000 shares of Common Stock together with equal number of two year Warrants to purchase an additional 400,000 shares at $ .75 per share, and that on March 22, 1995, Bowen wrote to Mr. Millar accepting the offer on behalf of Plaintiff, noting that they intended to request additional materials, and that the unnamed buyers board had yet to approve the transaction. Plaintiff alleges that it is entitled to damages equal to the difference between the price of the Company's Stock which was $ 2.31 per share on February 14, 1995, the day they allege they accepted an offer allegedly made by the Company, and the $ .75 per share price, or $ 624,000. In addition, they allege an equal amount with respect to the Warrants that were to be included with the shares.

The Company moved to have the case transferred to the United State District Court for the District of Arizona. The Plaintiff consented to such removal and the Company filed an answer to the complaint, denying all material allegations. While the matter is still in the early stages of litigation, the Company believes that it has meritorious defenses and intends to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                       PART II

ITEM 5.       MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                              PRICE RANGE OF SECURITIES

From January 1, 1991 through July 16, 1993 the Common Shares were traded on the Vancouver Stock Exchange under the symbol BFI, at which time the Common Shares were de-listed from the Vancouver Stock Exchange at the Company's request.

On March 8, 1993 the Common Shares of the Company were cleared for quotation on the National Association of Securities Dealers (NASD) Over the Counter
(OTC) Bulletin Board under the symbol "BFDIF." When the Company changed its name to Alpha Pro Tech Ltd. on July 1, 1994, its symbol was changed to APTD.

The high and low range of bids prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                       Low            High
                                       ---            ----
1994     First Quarter                  5/8           1-7/8
         Second Quarter               1-3/16          1-7/16
         Third Quarter                 31/32          1-3/16
         Fourth Quarter                13/16          1-1/16

1995     First Quarter                  3/4           3-1/8
         Second Quarter               1-7/8           2-5/8
         Third Quarter                1-5/8           2-1/2
         Fourth Quarter               1-7/16          2-1/16

1996     First Quarter                1-1/32         1-31/32
         Second Quarter               1-1/4           2-3/16
         Third Quarter                1-1/32         1-11/32
         Fourth Quarter                15/16          1-5/16

1997     First Quarter                  7/8           2 3/16
(thru 03/24/97)

Such over the counter market quotations reflect interdealer prices, without retail mark-up,. mark-down or commission, and may not necessarily represent actual transactions.

As at March 24, 1997 there were approximately 670 shareholders of records, and 3,500 beneficial owners.

In the period 1993 through 1995 the Company made several efforts to list its Common Stock on the NASDAQ SmallCap market. Each time the Company received notification that its request for listing on the NASDAQ Stock Market had been denied based on the Company's inability to meet NASDAQ's minimum bid price criterion of $ 3.00 per share and/or the fact that there was a pending proceeding with British Columbia Securities Commission.

As noted above, the Company's officers and directors agreed to a settlement with BCSC in October 1995 which was actually signed as of November 10, 1995. The Company reapplied for listing on NASDAQ in October 1995 and was again advised by the NASDAQ staff on January 2, 1996 that its application was not approved because of the failure to satisfy the minimum bid price requirement of $ 3.00 and the fact that the involvement of the Company's officers in the BCSC proceeding was sufficient to support a denial of the listing application. The Company requested a review of the decision by the NASDAQ Review Committee. This Committee upheld the staff's decision.

Dividend Policy

The holders of the Company's Common Shares are entitled to receive such dividends as may be declared by the directors of the Company from time to time to the extent that funds are legally available for payment thereof. The Company has never declared nor paid any dividends on any of its Common Shares. It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company. Consequently, the Company has no intention to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

SELECTED FINANCIAL DATA




                                                              TWELVE MONTHS
                                                                 ENDED
                                                               DECEMBER 31,
                                ----------------------------------------------------------------------------
                                    1996            1995(1)        1994(2)         1993            1992(3)
------------------------------  -------------  -------------  -------------  --------------     ------------
HISTORICAL STATEMENT OF OPERATIONS DATA
Operating revenues............  $  14,863,000  $  13,031,000  $  11,966,000  $   9,439,000      $   8,129,000
Gross profit..................      5,198,000      4,469,000      4,247,000      3,500,000          3,177,000
Selling, general and
  administrative expenses.....      4,610,000      4,342,000      3,562,000      4,852,000          3,236,000
Interest expense..............        279,000        563,000        898,000        450,000             99,000
Impairment loss on intangible
  assets......................       --            4,922,000       --                 --                --
Exchange of escrowed shares
  for new shares..............      2,204,000       --             --                 --                --
Other expenses................        250,000        613,000        445,000        824,000            417,000
Total expenses including
  provision (benefit) for
  income taxes................      7,343,000     10,440,000      4,905,000      6,126,000          3,752,000
Net loss......................  $  (2,145,000) $  (5,971,000) $    (658,000) $  (2,626,000)     $    (575,000)
Loss per share................  $       (0.12) $       (0.36) $       (0.05) $       (0.22)     $       (0.06)
Weighted average shares used
  in loss per share...........     17,841,547     16,533,294     13,437,198     11,764,871          9,615,921

Historical Balance Sheet Data

Current assets................  $   5,614,000  $   4,860,000  $   4,715,000  $   2,749,000      $   4,126,000
Total assets..................  $   7,481,000  $   6,410,000  $  11,192,000  $   9,578,000      $  11,100,000
Current liabilities...........  $   3,414,000  $   3,166,000  $   3,879,000  $   2,885,000      $   4,847,000
Long-term liabilities.........  $     217,000  $     240,000  $   1,154,000  $     278,000      $     654,000
Common stockholders' equity...  $   3,850,000  $   3,004,000  $   6,159,000  $   6,415,000      $   5,599,000

(1) Includes the operations of Ludan Corporation which was acquired effective April 1, 1995. See footnote 15 in Notes to the Consolidated Financial Statements.

(2) Includes the operations of Disposable Medical Products, Inc. which was acquired on March 25, 1994. See footnote 14 in Notes to the Consolidated Financial Statements.

(3) Includes the operations of Alpha Pro Tech, Inc. which was acquired on May 14, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1996 compared to Fiscal 1995

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported a net loss for the year ended December 31, 1996 of $2,145,000 as compared to a net loss of $5,971,000 for the year ended December 31, 1995, representing an improvement of $3,826,000. The 1996 loss was attributable to a $2,204,000 non cash charge to earnings resulting from the issuance of 2,475,000 shares of Common Stock in exchange for a like amount of shares of the Company's Common Stock held in escrow. Simultaneously, there was an increase to paid in capital resulting in shareholders equity remaining unchanged. The net income for 1996, excluding the non-cash escrow share exchange valued at $2,204,000 was $59,000, as compared to a net loss of $1,049,000 for 1995, excluding an impairment loss on intangible assets of $4,922,000. This represents an improvement of $1,108,000, excluding the above mentioned items.

Sales   Consolidated net sales for the year ended December 31, 1996 increased to
$14,863,000  from $13,031,000 in 1995, representing an increase of $1,832,000 or
14.1%. Net sales for the Apparel Division for the year ended December 31, 1996 were $7,475,000 as compared to $4,953,000 for the same period of 1995. The Apparel Division sales increase of $2,522,000 or 50.9% was primarily due to increased sales to its largest customer which was made possible by the completion in the first quarter of 1996 of the new manufacturing facility in Nogales, Mexico. Mask, and eye shield sales decreased by 3.3%, to $5,035,000 in 1996 from $5,205,000 in 1995. Mask, and eye shield sales to dentists were virtually unchanged while the decrease can be attributed to lower medical sales. Sales from the Company's Unreal Lambskin-Registered Trademark- and other related products which includes a line of pet beds, decreased by 18.1% to $2,353,000 in 1996 from $2,873,000 in 1995. The decrease in the Unreal Lambskin-Registered Trademark- sales is the result of a decline in medical pad sales combined with the loss of a major pet bed distributor and the loss of business due to competitive pricing of rolled good products. The Company's Unreal Lambskin-Registered Trademark- line of products is a mature line which is no longer an area for significant growth.

Cost of Goods Sold   Cost of goods sold increased to $9,665,000 for the year
ended December 31, 1996 from $8,562,000 for the same period in 1995. As a percentage of net sales, cost of goods sold decreased to 65% from 65.7%. Gross profit margin increased slightly to 35.0% for the year ended December 31, 1996 from 34.3% for the year ended December 31, 1995. Management expects the gross profit margin to continue to improve through the streamlining of its manufacturing facilties but there can be no assurance that these improvements will be attained.

Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased by $268,000 to $4,610,000 for the year ended December 31, 1996 from $4,342,000 for the year ended December 31, 1995.
 As a percentage of net sales, selling, general and administrative expenses decreased to 31% in 1996 from 33% in 1995. The increase in selling, general and administrative expenses is primarily in the areas of payroll related costs of $311,000; tradeshows expenses of $36,000 and travel expenses of $32,000 offset by decreases in commission expenses of $46,000 and professional fees of $45,000. Of the $311,000 increase in payroll related costs, $296,000 is due to the Apparel Division which had an increase in sales of 50.9%. As a percentage of net Apparel Division sales, selling, general and administrative expenses for the Apparel division remained constant at 20% for 1996 and 1995.

Depreciation & Amortization   Depreciation and amortization expense decreased
by $364,000,  to $254,000 for the year ended December 31, 1996 from $618,000 for the same period in 1995. This decrease is primarily attributable to the write off at the end of 1995 of the remaining intangible assets acquired on the acquisition of its wholly-owned subsidiary, Alpha Pro Tech Inc. This is partially offset by Apparel Divison fixed asset additions in 1996 and the amortization of goodwill recorded in connection with the Ludan acquisition.

Impairment Loss on Intangibles   At the end of 1995, the Company decided to
write off the remaining intangible assets of $4,922,000 acquired on the acquistion of its wholly-owned subsidiary, Alpha ProTech, Inc. During the fourth quarter of 1995, it became apparent to management that cash flows from the mask, shield, and wound care products manufactured and distributed through Alpha ProTech, Inc. had declined for each of the past four years and would decline in the future. Dramatic changes have taken place in the health care market with downsizing, cost containment pressure and changing of buying practices for medical products. A significant investment would have to be made to change the Company's manufacturing equipment and facilities to continue to aggressively attack these markets. As a result, the Company has modified its strategy in order to maximize sales and profit by focusing on increased demand for its apparel cleanroom products and food service industry products.

Exchange of Escrow Shares

Pursuant to an agreement dated April 5, 1989, the Company purchased all of the assets of BFD Inc. from certain individuals. The purchase price of $625,000 Canadian was settled by the issuance of 3,500,000 common shares and the assumption of liabilities of $520,000 Canadian. Of the shares issued, 3,150,000 were subject to an escrow agreement. On December 30, 1996, all of the escrowed shares, except for the shares canceled in connection with the settlement with John P. Russell, were exchanged for new shares. The 2,475,000 new shares were valued at the fair market value of the shares on the date of the exchange which resulted in a $2,204,000 charge to earnings that was recorded during the fourth quarter of 1996. Additionally, the paid in capital increase $2,204,000 resulted in no net change to stockholders equity. The 2,475,000 shares held in escrow were cancelled effective December 30, 1996.

Net Interest   Interest expense decreased by $284,000, to $279,000  for the year ended December 31, 1996 from $563,000 for the year ended December 31, 1995. This decrease is primarily due to the following factors: a reduction in the interest paid on notes payable of $50,000; costs related to financing through Allstate at higher interest rates of $52,000 and the termination costs of Allstate at $45,000 in the first quarter of 1995; costs of $63,000 in 1995 in relation to recording the fair value of options and warrants granted to third parties; and in 1996, the Company earned an additional $40,000 in interest revenue.

Loss from Operations   Loss from operations decreased by $3,543,000 to a loss
of $1,870,000 for the year ended December 31, 1996 from a loss from operations of $5,413,000 for the year ended December 31, 1995. The decreased loss from operations is primarily due to the increase in gross profit of $729,000; the decrease in depreciation and amortization of $364,000; the increased selling, general and administrative expenses of $268,000 and the non cash transactions of the exchange of escrow shares of $2,204,000 in 1996 offset by the impairment loss on intangible assets of $4,922,000 in 1995. Income from operations excluding the 1996 and 1995 non cash transactions was $334,000 in 1996 compared to a loss of $491,000 in 1995, a net increase in income from operations of $825,000.

Net Loss   Net Loss for the year ended December 31, 1996 was $2,145,000 compared to a net loss of $5,971,000 for the year ended December 31, 1995, a decrease $3,826,000. The net loss decrease of $3,826,000 is comprised of a decreased loss from operations of $3,543,000 as described above, and a decrease in interest expense of $284,000. Excluding the escrow shares exchange, net income for the year ended December 31, 1996 was $59,000 as compared to a net loss in 1995 of $1,049,000 excluding the impairment loss on intangible assets, an increase in net income of $1,108,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1996 or 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1995 compared to Fiscal 1994

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported a net loss for the year ended December 31, 1995 of $5,971,000 as compared to a net loss of $658,000 for the year ended December 31, 1994. The principal components of the loss consist of a write-off of $4,922,000 of intangible assets associated with masks, shields, and wound care products manufactured and distributed through its wholly-owned subsidiary, Alpha ProTech, Inc. and an increase of $780,000 in selling, general, and administrative expenses.

Sales   Consolidated net sales for the year ended December 31, 1995 increased to $13,031,000 from $11,966,000 in 1994, representing an increase of $1,065,000 or 8.9%. Net sales for the Apparel Division for the year ended December 31, 1995 were $4,953,000 as compared to $3,148,000 for the same period of 1994. The Apparel Division sales increase of $1,805,000 or 57% was primarily due to increased sales to its largest customer and the fact that Alpha began including the results of the Apparel Division on April 1, 1994. Virtually all of the 1995 overall sales increase came from the Apparel Division and this trend is expected to continue into the future. The Company similarily sees its newly launched food service industry product line as a revenue source beginning in 1996. Mask, and eye shield sales decreased by 13.9%, to $5,205,000 in 1995 from $6,042,000 in 1994, due primarily to a softening in medical sales. Sales from the Company's Unreal Lamb's Wool and other related products increased by 3.5% to $2,873,000 in 1995 from $2,776,000 in 1994. The Company's Unreal Lamb's Wool line of products is a mature line which is no longer an area for significant growth.

Gross profit   Gross profit margin decreased to 34.3% for the year ended
December 31, 1995 from 35.5% for the year ended December 31, 1994. The gross profit margin decline was primarily due to both the initial training costs and the initial lost efficiencies associated with re-locating shield manufacturing to Mexico. Gross profit margin for the year ended December 31, 1995 eliminating the re-location start up costs would have been 35.1%. Management plans to improve margins through the streamlining of its Mexican operations and there can be no assurance that these improvements will be attained.

Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased by $780,000 to $4,342,000 for the year ended December 31, 1995 from $3,562,000 for the year ended December 31, 1994.
 As a percentage of net sales, selling, general and administrative expenses increased to 33% in 1995 from 30% in 1994. The increase in selling, general and administrative expenses is primarily in the areas of Apparel Division costs $386,000; payroll related costs $169,000; investor relations $79,000; professional fees $49,000; marketing $46,000; and travel expenses $86,000. Approximately half of the $386,000 selling, general and administrative expense increase for the Apparel division is related to increased 1995 sales.
 The other half of the increase in the Apparel Division selling, general and administrative expenses is due to comparing twelve months of expenses in 1995 compared to 9 months in 1994 since the acquisition of the Apparel Division took effect April 1, 1994. As a percentage of net Apparel Division sales, selling, general and administrative expenses for the Apparel division remained constant at 20% for both 1995 and 1994.

Depreciation & Amortization   Depreciation and amortization expense decreased
by $116,000, to $618,000 for the year ended December 31, 1995 from $734,000 for the same period in 1994. This decrease is primarily attributable to the write off in 1994 of unamortized Delta patents offset by fixed asset additions in 1995 and the amortization of goodwill recorded in connection with the Ludan acquisition.

Impairment Loss on Intangibles   At the end of 1995, the Company decided to
write off the remaining intangible assets of $4,922,000 acquired on the acquisition of its wholly-owned subsidiary, Alpha ProTech, Inc. During the fourth quarter of 1995, it became apparent to management that cash flows from the mask, shield and wound care products manufactured and distributed through Alpha ProTech, Inc. had declined for each of the past four years and would decline in the future. Dramatic changes have taken place in the health care market with downsizing, cost containment pressure and changing of buying practices for medical products. A significant investment would have to be made to change the Company's manufacturing equipment and facilities to continue to aggressively attack these markets. As a result, the Company has modified its strategy in order to maximize sales and profit by focusing on increased demand for its apparel cleanroom products and food service industry products.

Interest   Interest expense decreased by $335,000, to $563,000 for the year ended December 31, 1995 from $898,000 for the year ended December 31, 1994. This decrease is due to the Company obtaining asset based financing at lower interest rates, as well as due to $830,000 of notes payable being converted to common stock.

Loss from Operations   Loss from operations increased by $5,364,000 to a loss
of $5,413,000 for the year ended December 31, 1995 from a loss from operations of $49,000 for the year ended December 31, 1994, primarily due to the impairment loss of $4,922,000 and the increased selling, general and administrative expenses of $780,000 less the improved gross profit of $222,000.

Net Loss   Net Loss for the year ended December 31, 1995 was $5,971,000 compared to a net loss of $658,000 for the year ended December 31, 1994, an increase of $5,313,000. The net loss increase of $5,313,000 is comprised of the increased loss from operations of $5,364,000, as described above, a 1994 $285,000 benefit for income taxes offset by a decrease in interest expense of $335,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1995 or 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash of $275,000 and working capital of $2,200,000. The Company currently has a secured asset based lender's line of credit of $3,000,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in March 1998. At December 31, 1996, the maximum line of credit available was $1,331,000 for accounts receivable, inventory and equipment.

Net cash used for operations was $298,000 for the year ended December 31, 1996 and $480,000 in 1995. The Company's use of cash from operations in 1996 have been due primarily to increases in accounts receivable, and inventory partially offset by increases in accounts payable and accrued liabilities. The Company's use of cash for operating activities has improved for the past three years going from $1,015,000 in 1994, $480,000 in 1995 and $298,000 in 1996, this trend is expected to continue as the Company's sales to the food service and clean room industries increases.

The Company's investing activities have consisted primarily of expenditures for fixed assets and the acquisition of businesses which totalled $460,000 for the year ended December 31, 1996 and $417,000 for 1995.

The Company has no significant capital commitments but currently anticipates that additions to property and equipment for 1997 could be approximately $600,000 depending on the Company's success in the food industry.

During 1996 the Company's financing activities consisting primarily of equity infusion of $719,000, $124,000 of related party proceeds and an increase in the asset based loan of $136,000 offset by repayment of borrowings and capital leases totaling $290,000 which resulted in the net cash provided by financing activities of $689,000.

During the period January 1, 1997 to March 31, 1997 the Company has received net proceeds of $2,193,000 from the exercise of warrants and options. Management believes with its trend of using less cash from operating activities along with its available cash as discussed above, the Company has available cash to finance all known financial committments for at least 24 months.

NEW ACCOUNTING STANDARDS

The financial accounting standards board has issued statement of financial accounting standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996.

The Financial Accounting Standards Board issued a statement in October 1995 entitled "Accounting for Stock-Based Compensation" which the Company adopted January 1,1996. This statement establishes an accounting method based on fair market value of equity instruments awarded to employees as compensation, however, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. Beginning in 1996, the Company determines net income using previous accounting standards and makes the appropriate disclosures in the notes to the financial statements as permitted by the standard.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Forward-looking Statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Auditors thereon are set forth under Item 134 (a) (1) of this Form 10-K.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON       ACCOUNTING AND
FINANCIAL DISCLOSURE

                                         NONE


                                       PART III


The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 1997), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company is expected to be held on June 20, 1997.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
    8-K

(a) 1 and 2 Financial Statement and Financial Statement Schedules

    See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b) Exhibit Index

ITEM 16. Exhibits

(3) (a)  Certificate of Incorporation dated February 17, 1983
    (b)  Certificate of Change of Name dated July 27, 1988
    (c)  Certificate of Change of Name dated July 4, 1989
    (d)  Memorandum
    (e)  Articles (equivalent to By-Laws)
    (f)  Certificate if Incorporation of Alpha Pro Tech, Ltd. dated June 15,
         1994*
    (g) Application for Certificate of Registration and Articles of Continuance- State of Wyoming - Filed June 24 1995 *
    (h) Certificate of Registration and Articles of Continuance of Secretary of State, State of Wyoming, dated June 24, 1994
    (i)  Certificate of Secretary of State of Wyoming dated June 24, 1995 *
    (j) Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., dated June 24, 1994
    (k) Article of Merger of BAD Industries, Inc., a Wyoming Corporation and Alpha Pro Tech, Ltd., a Delaware Corporation, effective July 1, 1994
    (l) Certificate of Ownership and Merger which merges BAD Industries with and into Alpha Pro Tech, Ltd., a Delaware Corporation effective July 1, 1994 *

(4) (a)  Form of Common Stock Certificate **

(5) (a)  Opinion of Counsel ***

(10)(a)  Form of Director's Stock Option Agreement
    (b)  Form of Employee's Stock Option Agreement
    (c)  Employment Agreement between the Company and Al Millar dated June,
         1989
    (c)(i) Employment Agreement between the Company and Donald E. Bennett, Jr.
         **
    (c)(ii) Employment Agreement between the Company and Michael Scheerer ***
    (d) Lease Agreement between White Dairy Company, Inc. and the Company for lease of the premises situated at 2724-7th Avenue South, Birmingham, Alabama, 35233, dated March, 1990 and amendment thereto dated April, 1990
    (e) BAD Industries Limited Partnership Agreement between 881216 Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
    (f) Asset Purchase Agreement between the Company and the BAD Industries Limited Partnership dated May 17, 1990

    (g) Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
    (h) Professional Services Agreement between the Company and Quanta Corporation dated September, 1991
    (i) Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
    (j) National Account Marketing Agreement between the Company and National Contracts, Inc. dated October 7, 1991
    (k) Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991
    (l) Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
    (m) Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
    (n)  Group Purchasing Agreement between the Company and Magnet, Inc.
    (o)  Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.

(16)(a)  Letter, re: Changes in certifying accountant *

(24)(a) Consent of Price Waterhouse (included in Part II of Registration Statement) ***
    (b) Consent of Counsel (contained in their opinion Exhibit 5(a) included in Part II of Registration Statement)
__________________________________________________

Unless otherwise noted, all of the foregoing exhibits are incorporated by reference to Form 10 Registration Statement (File No. 0-1983) filed on February 25, 1992.

* Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 019893)

** Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

*** Incorporated by reference to Post-Effective Amendment No. 1 filed January
    30, 1997 to Registration Statement on Form S-1 (File No,. 33-93894)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALPHA PRO TECH, LTD.

Date:    April 11, 1997           By: S/SHELDON HOFFMAN
         --------------               -----------------
                                        Sheldon Hoffman
                                        Chief Executive Officer,
                                        Principal Financial Officer
                                        and Director


Date:    April 11, 1997           By:  S/LLOYD HOFFMAN
         --------------                ---------------
                                       Lloyd Hoffman
                                       Vice President, Controller and
                                       Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on April 11, 1997.


    S/DONALD E. BENNETT, JR.
    ------------------------
    Donald E. Bennett, Jr. Director


    S/SHELDON HOFFMAN
    -----------------
    Sheldon Hoffman, Director


    S/ROBERT H. ISALY
    -----------------
    Robert H. Isaly, Director


    S/ALEXANDER W. MILLAR
    ---------------------
    Alexander W. Millar, Director


    S/ DR. JOHN RITOTA
    ------------------
    Dr. John Ritota, Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALPHA PRO TECH, LTD.

Date:    April 11, 1997           By:
         --------------              -------------
                                       Sheldon Hoffman
                                       Chief Executive Officer,
                                       Principal Financial Officer
                                       and Director


Date:    April 11, 1997           By:
         --------------              -------------
                                       Lloyd Hoffman
                                       Vice President, Controller and
                                       Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on April 11, 1997.


    --------------------------
    Donald E. Bennett, Jr. Director


    --------------------------
    Sheldon Hoffman, Director


    --------------------------
    Robert H. Isaly, Director


    --------------------------
    Alexander W. Millar, Director


    --------------------------
    Dr. John Ritota, Director

    Alpha Pro Tech, Ltd.

    REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

    December 31, 1996, 1995 and 1994

    Alpha Pro Tech, Ltd.

    TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


FINANCIAL STATEMENTS:                                                     PAGE


 Report of Independent Accountants......................................  F-2

 Consolidated Balance Sheets at December 31, 1996 and 1995..............  F-3

 Consolidated Statements of Operations for the three years ended
  December 31, 1996.....................................................  F-4

 Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1996...................................  F-5

 Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996.....................................................  F-6

 Notes to Consolidated Financial Statements.............................  F-8


Financial Statement Schedules for the three years ended December 31, 1996:

 Schedule II--Valuation and Qualifying Accounts........................  F-24

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.


    In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
SALT LAKE CITY, UTAH
March 20, 1997

Alpha Pro Tech, Ltd.

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                                    DECEMBER 31,
                                                                                1996           1995

ASSETS
Current assets:

  Cash...............................................................       $     275,000      $    344,000
  Marketable securities--restricted..................................              39,000            36,000
  Accounts receivable, net of allowance for doubtful accounts
    of $122,000 and $61,000..........................................           2,170,000         2,071,000
  Income taxes receivable............................................               5,000           172,000
  Inventories........................................................           2,942,000         2,098,000
  Prepaid expenses and other assets..................................             183,000           139,000
                                                                             ------------      ------------

                                                                                5,614,000         4,860,000

Property and equipment, net..........................................           1,615,000         1,350,000
Intangible assets, net...............................................             219,000           167,000
Other................................................................              33,000            33,000
                                                                             ------------      ------------

                                                                             $  7,481,000      $  6,410,000
                                                                             ------------      ------------
                                                                             ------------      ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable...................................................        $  1,600,000      $  1,351,000
  Accrued liabilities................................................             647,000           751,000
  Due to related parties.............................................              19,000                --
  Notes payable, current portion including $8,000 and $33,000
    due to related parties at December 31, 1996 and 1995.............              31,000           152,000
  Loans payable, current portion.....................................           1,081,000           890,000
  Capital leases, current portion....................................              36,000            22,000
                                                                             ------------      ------------

                                                                                3,414,000         3,166,000

Notes payable, less current portion..................................                  --            10,000
Loans payable, less current portion..................................             112,000           167,000
Capital leases, less current portion.................................             105,000            49,000
Minority interest....................................................                  --            14,000
                                                                             ------------      ------------

                                                                                3,631,000         3,406,000
                                                                             ------------      ------------
                                                                             ------------      ------------
Commitments and contingencies

Shareholders' Equity:

Common stock, $.01 par value, 50,000,000 shares authorized,
  20,755,463 and 19,911,130 issued and outstanding at
  December 31, 1996 and 1995..........................................            207,000           199,000
Additional paid-in capital............................................         21,656,000        18,673,000
Accumulated deficit...................................................        (18,013,000)      (15,868,000)
                                                                             ------------      ------------

                                                                                3,850,000         3,004,000
                                                                             ------------      ------------

                                                                             $  7,481,000      $  6,410,000
                                                                             ------------      ------------
                                                                             ------------      ------------

  The accompanying notes are an integral part of these financial statements

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                          1996           1995           1994

Sales...............................................................   $ 14,863,000   $ 13,031,000   $ 11,966,000

Cost of goods sold, excluding depreciation
  and amortization..................................................      9,665,000      8,562,000      7,719,000
                                                                       ------------   ------------   ------------

                                                                          5,198,000      4,469,000      4,247,000

Expenses:

  Selling, general and administrative...............................      4,610,000      4,342,000      3,562,000
  Depreciation and amortization.....................................        254,000        618,000        734,000
  Impairment loss on intangible assets (Note 5).....................             --      4,922,000             --
  Exchange of escrowed shares
    for new shares (Note 9).........................................      2,204,000             --             --
                                                                       ------------   ------------   ------------

  Loss from operations..............................................     (1,870,000)    (5,413,000)       (49,000)
                                                                       ------------   ------------   ------------

  Other (income) expense
    Interest, net...................................................        279,000        563,000        898,000
    Other...........................................................             --        (10,000)        (4,000)
                                                                       ------------   ------------   ------------

                                                                            279,000        553,000        894,000
                                                                       ------------   ------------   ------------

Loss before minority interest in consolidated
  subsidiary and provision (benefit) for income taxes...............     (2,149,000)    (5,966,000)      (943,000)

Minority interest in income of consolidated
  subsidiary........................................................          4,000         (5,000)            --
Provision (benefit) for income taxes................................             --             --       (285,000)
                                                                       ------------   ------------   ------------

Net loss............................................................   $ (2,145,000)  $ (5,971,000)  $   (658,000)
                                                                       ------------   ------------   ------------
                                                                       ------------   ------------   ------------


Loss per share......................................................   $      (0.12)  $      (0.36)  $      (0.05)
                                                                       ------------   ------------   ------------
                                                                       ------------   ------------   ------------

Weighted average number of shares
  outstanding.......................................................     17,841,547     16,533,294     13,437,198
                                                                       ------------   ------------   ------------
                                                                       ------------   ------------   ------------


   The accompanying notes are an integral part of these financial statements

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONAL    CUMULATIVE
                                                      COMMON         PAID-IN     TRANSLATION   ACCUMULATED
                                        SHARES         STOCK         CAPITAL     ADJUSTMENT      DEFICIT           TOTAL

Balance at December 31, 1993.......    15,581,730   $ 15,654,000   $    --        $  139,000   $ (9,378,000)   $ 6,415,000
Stock issued for cash..............       686,364         --            --             --           474,000        474,000
Stock issued for services..........       510,000         80,000        --             --             --            80,000
Options/warrants issued for
  services.........................         --            55,000        --             --             --            55,000
Shares canceled per litigation
  settlement.......................      (675,000)      (307,000)       --             --             --          (307,000)
Conversion of note payable to
  common stock.....................       100,000        100,000        --             --             --           100,000
Change to reflect par value of
  common stock.....................        --        (15,893,000)    15,893,000        --             --             --
Net loss...........................        --             --            --             --          (658,000)      (658,000)
                                       ----------   ------------   ------------   ----------   ------------    -----------

Balance at December 31, 1994.......    16,203,094        163,000     15,893,000      139,000    (10,036,000)     6,159,000
Stock issued for cash..............     2,564,088         25,000      1,751,000        --             --         1,776,000
Stock issued for services..........        16,949         --             13,000        --             --            13,000
Options/warrants issued for
  services.........................        --             --            177,000        --             --           177,000
Conversion of notes payable to
  common stock.....................     1,126,999         11,000        839,000        --             --           850,000
Reclassification to accumulated
  deficit..........................        --             --            --          (139,000)       139,000          --
Net loss...........................        --             --            --             --        (5,971,000)    (5,971,000)
                                       ----------   ------------   ------------   ----------   ------------    -----------

Balance at December 31, 1995.......    19,911,130        199,000     18,673,000        --       (15,868,000)     3,004,000
Stock issued for cash..............       844,333          8,000        711,000        --             --           719,000
Options/warrants issued for
  services.........................        --             --             68,000        --             --            68,000
Exchange of escrowed shares........        --             --          2,204,000        --             --         2,204,000
Net loss...........................        --             --            --             --        (2,145,000)    (2,145,000)
                                       ----------   ------------   ------------   ----------   ------------    -----------

Balance at December 31, 1996.......    20,755,463   $    207,000   $ 21,656,000   $    --      $(18,013,000)   $ 3,850,000
                                       ----------   ------------   ------------   ----------   ------------    -----------
                                       ----------   ------------   ------------   ----------   ------------    -----------


  The accompanying notes are an integral part of these financial statements

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                         1996           1995           1994
CASH FLOWS FORM OPERATING ACTIVITIES:
 Net loss...........................................................    $(2,145,000)    $(5,971,000)   $(658,000)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization....................................        254,000         618,000      734,000
   Write-off of impaired intangibles (Note 5).......................             --       4,922,000           --
   Exchange of escrowed shares (Note 9).............................      2,204,000              --           --
   Minority interest................................................         (4,000)          5,000           --
   Securities issued for services...................................         39,000         190,000      135,000
   Changes in assets and liabilities:
     Accounts receivable............................................        (99,000)       (214,000)    (869,000)
     Income taxes receivable........................................        167,000              --     (117,000)
     Inventories....................................................       (844,000)        (59,000)    (794,000)
     Prepaid and other assets.......................................        (15,000)        181,000     (189,000)
     Accounts payable and accrued
      liabilities...................................................        145,000        (152,000)     911,000
     Deferred income taxes..........................................             --              --     (168,000)
                                                                        -----------     -----------    ---------

   Net cash used for operating activities...........................       (298,000)       (480,000)  (1,015,000)
                                                                        -----------     -----------    ---------
                                                                        -----------     -----------    ---------
Cash flows from investing activities:
  Acquisition of businesses.........................................        (49,000)        (35,000)     (32,000)
  Purchase of property and equipment................................       (388,000)       (349,000)     (76,000)
  Cost of intangible assets.........................................        (20,000)        (55,000)     (66,000)
  Purchase of marketable security...................................         (3,000)        (36,000)          --
  Proceeds from note receivable.....................................             --          58,000           --
                                                                        -----------     -----------    ---------

Net cash used for investing activities..............................       (460,000)       (417,000)    (174,000)

Cash flows from financing activities:
  Issuance of common stock..........................................        719,000       1,776,000      474,000
  Purchase and cancellation of common stock.........................             --              --     (307,000)
  Proceeds from related parties.....................................        124,000              --       15,000
  Payments to related parties.......................................       (149,000)       (323,000)          --
  Net proceeds from loans payable...................................        136,000              --      309,000
  Net principal repayments on loans payable.........................             --        (120,000)          --
  Principal repayments on notes payable.............................       (106,000)       (420,000)          --
  Proceeds from notes payable.......................................             --              --      598,000
  Principal repayments on capital leases............................        (35,000)        (12,000)          --
                                                                        -----------     -----------    ---------

  Net cash provided by financing activities.........................        689,000         901,000    1,089,000
                                                                        -----------     -----------    ---------
                                                                        -----------     -----------    ---------

    The accompanying notes are an integral part of these financial statements

Alpha Pro Tech, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                                   1996        1995        1994


Increase (decrease) in cash...................................................     (69,000)      4,000    (100,000)

Cash, beginning of period.....................................................     344,000     340,000     440,000
                                                                                ----------  ----------  ----------

Cash, end of period...........................................................  $  275,000  $  344,000  $  340,000
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest......................................................  $  317,000  $  560,000  $  777,000
                                                                                ----------  ----------  ----------

  Cash paid for income taxes..................................................  $    --     $    --     $    --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Non-cash investing and financing activity:
  1996

  Effective June 1996, the Company acquired the remaining 20% minority interest in Ludan Corporation for a $68,000 note payable of which $19,000 is unpaid at December 31, 1996.

  Capital lease obligations of $105,000 were incurred when the Company entered into leases for machinery and equipment.
  1995

  Effective April 1995, the Company acquired an 80% interest in Ludan Corporation for $35,000 in cash including $6,000 of direct acquisition costs, plus assumption of net liabilities of $23,000. In addition, a note payable owed by LC to a third party was converted to 20,000 shares of the Company's common stock.

  Notes payable of $830,000 were converted to 1,106,999 shares of common stock in 1995.

  Capital lease obligations of $83,000 were incurred when the Company entered into leases for office equipment and machinery and equipment.

  1994
  A $100,000 note payable was converted to 100,000 common shares in 1994.

  The Company acquired the assets of Disposable Medical Products, Inc. and 96.8% of the common stock of its subsidiary, DPI De Mexico, in March 1994 for $32,000 cash and $304,000 of debt, which was unpaid at December 31, 1994.


   The accompanying notes are an integral part of these financial statements

Alpha Pro Tech, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1. THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover and apparel products and woundcare products. Through its 1992 acquisition of Alpha Pro Tech, Inc. (APT), a wholly-owned subsidiary, the Company began manufacturing and distributing its line of disposable mask and shield products and woundcare products. These products accounted for the majority of the Company's revenues until 1994. In March 1994, APT acquired all of the assets of Disposable Medical Products, Inc. (DMP) (Note 12). DMP manufactures and distributes the Company's disposable apparel products and has become the primary division of the Company. In April 1995, the Company, through APT, acquired an 80% interest in Ludan Corporation (LC). In June 1996, the Company acquired the minority shareholders 20% interest in LC (Note 13). Through this acquisition, the Company has developed other applications for existing products, particularly disposable apparel and automated shoe cover products, to market to the food service and other industries. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc. (APT) as well as APT's wholly-owned subsidiary (80% owned from April 1995 to June
   1996), Ludan Corporation (LC), and 96.8% owned subsidiary DPI De Mexico
   (DPI). No minority interest has been recorded in these financial statements for DPI as such amounts are immaterial. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with the current period presentation.

   USE OF ESTIMATES
   The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   REVENUE RECOGNITION
   Revenue is generally recognized when goods are shipped to the customers. The Company has an agreement with its largest customer whereby revenue is recognized at cost when goods are shipped. When this customer sells and ships the goods to third parties, the resulting profits are then recorded by the Company. Revenues are reduced for anticipated sales returns and allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

   MARKETABLE SECURITIES
   On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities" which requires investment securities to be classified as either held to maturity, trading or available for sale. The adoption of SFAS 115 did not have a material impact on the Company's financial condition or results of operations.

   At December 31, 1996, the marketable security is a restricted certificate of deposit held by a financial institution that serves as a compensating balance for lines of credit relating to the Company's credit cards. The Company has classified its short-term security as available for sale and appropriately recorded it at its fair market value of $39,000.

   INVENTORIES
   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   ADVERTISING
   Advertising costs consist primarily of catalog preparation and printing costs which are charged to expense as incurred. Catalog costs expensed in 1995 were $41,000. No catalog costs were incurred in 1996.

   PROPERTY AND EQUIPMENT
   Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:


   Factory equipment................................    9-20 years
   Office furniture and equipment...................       7 years
   Leasehold improvements...........................     4-6 years
   Vehicles.........................................       5 years


   INTANGIBLE ASSETS

   The excess of purchase price over the estimated fair value of assets acquired and liabilities assumed has been recorded as goodwill and is being amortized using the straight-line method over 8 years. Patent rights are recorded at cost and are amortized on a straight-line basis over their estimated useful lives of 8-17 years.

   During 1995, the Company reduced the useful lives of mask and shield patents from 17 years to 8 years and the useful life of the APT goodwill from 20 years to 8 years. These changes in estimate were based on the Company's analysis that future sales from masks, shields and woundcare products will decrease over the next five years as the Company continues to focus its efforts to manufacture and promote its automated shoe cover and disposable apparel products. Because the useful lives of the APT goodwill and the majority of the Company's patents were based on mask, shield and woundcare products, which are declining areas of the Company's business, the Company determined the change in useful lives was appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

   At each balance sheet date, the Company reviews its intangible assets and determines whether an impairment has occurred by evaluating whether the carrying value of intangible assets exceed their respective future undiscounted cash flows, excluding interest. If an impairment has occurred, the Company evaluates the expected fair value of the assets based upon expectations of future discounted cash flows. As of December 31, 1995, the Company concluded that an impairment of $4,922,000 existed and recorded that amount during the fourth quarter of 1995 (Note 6).

   INCOME TAXES
   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes.

   TRANSLATION OF FOREIGN CURRENCIES
   During 1992, the Company replaced the Canadian dollar with the United States dollar as the functional currency. Prior to 1995, the $139,000 in translation for periods prior to the change in functional currency has been recorded as the "cumulative translation adjustment" (CTA) in shareholders' equity. At December 31, 1995, the Company reclassified the CTA account to accumulated deficit as the balance is immaterial to overall shareholders' equity and the account will not change in future years. Transactions in foreign currencies during the reporting periods are translated into the functional currency at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date and are immaterial in amount. Transactional gains or losses on foreign exchange are reflected in net loss for the periods presented and are immaterial in amount.

   LOSS PER SHARE
   Prior to 1996, loss per share has been calculated based on the weighted average number of common and common equivalent shares outstanding, if dilutive, less shares held in escrow. The 1996 calculation remains the same as prior years except shares held in escrow are no longer excluded due to 2,475,000 shares being issued to management on December 30, 1996 in exchange for their shares held in escrow (Note 9). Common equivalent shares for all years were anti-dilutive and accordingly were excluded from the loss per share calculations.

   MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK
   The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 42.9%, 28.2% and 14.5% of total net revenue for 1996, 1995 and 1994, respectively, and trade receivables, as a percentage of total receivables approximated the above sales percentages for 1996 and 1995, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued professional fees, other accrued liabilities, due to related parties, notes payable and loans payable approximate their respective book values at December 31, 1996 and 1995.

STOCK FOR SERVICES

    Common stock, stock options to purchase common stock and warrants to purchase common stock that are granted to third parties in exchange for services are valued at their estimated fair value at the date of grant and are expensed over the period the services are rendered.

STOCK BASED COMPENSATION

    The Financial Accounting Standards Board issued a statement in October 1995 entitled "Accounting for Stock-based Compensation" which the Company adopted January 1, 1996. This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying the intrinsic value based method prescribed by APB opinion No. 25, "Accounting for Stock Issued to Employees" with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has elected to continue valuing stock-based compensation under the intrinsic value based method but has included proforma disclosure in Note 9 showing the impact on net loss and loss per share had the fair value based method prescribed by SFAS 123 been utilized for financial reporting.

3. INVENTORIES

    Inventories consist of the following:

                                                                        1996          1995
                                                                    ------------  ------------
Raw materials.....................................................  $  1,511,000  $  1,308,000
Work in process...................................................        76,000       140,000
Finished goods....................................................     1,355,000       650,000
                                                                    ------------  ------------
                                                                    $  2,942,000  $  2,098,000
                                                                    ------------  ------------
                                                                    ------------  ------------

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                        1996          1995
                                                                    ------------  ------------
Machinery and equipment...........................................  $  2,042,000  $  1,590,000
Office furniture and equipment....................................       334,000       302,000
Leasehold improvements............................................        75,000        67,000
                                                                    ------------  ------------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                       2,451,000  1,959,000
Less accumulated depreciation and amortization.......   (836,000)  (609,000)
                                                       ---------  ---------
                                                       $1,615,000 $1,350,000
                                                       ---------  ---------
                                                       ---------  ---------

    Included in the above amounts are the following assets under capital lease obligations:

                                                                            1996       1995
                                                                         ----------  ---------
Machinery and equipment................................................  $  162,000  $  57,000
Office furniture and equipment.........................................      26,000     26,000
                                                                         ----------  ---------
                                                                            188,000     83,000
Less accumulated amortization..........................................     (42,000)    (9,000)
                                                                         ----------  ---------
                                                                         $  146,000  $  74,000
                                                                         ----------  ---------
                                                                         ----------  ---------

5. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                            1996          1995
                                          --------    ----------
Goodwill................................  $ 136,000    $   78,000
Patents.................................     57,000        40,000
Other...................................     81,000        77,000
                                          ---------     ----------
                                            274,000        195,000
Less accumulated amortization...........    (55,000)       (28,000)
                                          ---------     ----------
                                          $ 219,000     $  167,000
                                          ---------     ----------
                                          ---------     ----------

Impairment Loss

    The Company acquired all of the common stock of Alpha Pro Tech, Inc. in May 1992 for $7,307,000 including direct acquisition costs of $107,000.

    The acquisition was accounted for as a purchase and the purchase price was ultimately allocated as follows:


Net identifiable assets.........................................  $ 690,000
Goodwill........................................................  5,148,000
Patents.........................................................  1,012,000
Trademarks......................................................    127,000
Non compete agreement...........................................    300,000
Other...........................................................     30,000
                                                                  ---------
                                                                  $7,307,000
                                                                  ---------
                                                                  ---------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    As noted in Note 1, the Company manufactures and distributes its line of disposable mask and shield products and woundcare products through its wholly-owned subsidiary, APT. Due to declining sales of these product lines since the 1992 APT acquisition and due to recent changes in the health care market, the Company has modified its strategy to focus on increased demand for its disposable apparel and automated shoe cover products. The above changes resulted in the Company revising the estimated useful lives of intangible assets recorded from the APT acquisition (Note 2). Additionally, the Company conducted an impairment analysis that determined the fair value of the assets based on discounted cash flows. From the analysis, the Company determined that the carrying value of the APT goodwill and patents related to the Company's line of disposable mask and shield products and woundcare products should be reduced by $4,922,000 at December 31, 1995. At December 31, 1995, the impairment loss has been recorded in the 1995 statement of operations and relates to the carrying value of the following assets:

                                                                                  DECEMBER 31,
                                                                                      1995
                                                                                  ------------
Goodwill........................................................................   $4,215,000
Patents.........................................................................      586,000
Trademarks......................................................................       61,000
Other...........................................................................       60,000
                                                                                   ----------
                                                                                   $4,922,000
                                                                                   ----------
                                                                                   ----------

DELTA FOAM PATENT

    In 1993, the Company purchased patent rights for the Delta Foam Support System. Under the terms of the purchase agreement, the Company was required to generate cumulative revenues for the product line of $1,000,000 by June 30, 1995 and $1,000,000 per year thereafter until the patent was to expire in the year 2008. If these revenues were not achieved, the patent rights reverted back to the seller. Management believed the Company would not generate sufficient revenues to retain the patent rights and, accordingly, the unamortized balance of the patent rights, $175,000, was expensed in 1994.

6. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                           1996        1995
                                                                        ----------  ----------
Professional fees.....................................................  $  286,000  $  439,000
Payroll and payroll taxes.............................................     203,000     185,000
Other.................................................................     158,000     127,000
                                                                        ----------  ----------
                                                                        $  647,000  $  751,000
                                                                        ----------  ----------
                                                                        ----------  ----------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


7. NOTES PAYABLE

    Notes payable consist of the following:

                                                                             1996       1995
                                                                           ---------  ---------

Note payable due in monthly installments of $4,900, interest at 7.5%,
  maturing July 31, 1996.................................................  $  --      $  41,000
Note payable due in monthly installments of $1,500, interest at 8.0%,
  maturing July 31, 1997.................................................      9,000     26,000
Note payable due in monthly installments of $4,000, interest at 6%, with
  the remaining balance due March 31, 1997...............................     14,000     62,000
Notes payable to related parties, interest at 20% payable quarterly, due
  on demand..............................................................      8,000     33,000
                                                                           ---------  ---------
                                                                              31,000    162,000
Less: Current portion....................................................     31,000    152,000
                                                                           ---------  ---------
Notes payable, less current portion......................................  $  --      $  10,000
                                                                           ---------  ---------
                                                                           ---------  ---------

8. LOANS PAYABLE

    During 1995, the Company, through its wholly owned subsidiary APT, entered into a three- year credit facility with an asset-based lender. Loans payable at December 31, 1996 and 1995 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a $3,000,000 line of credit secured by accounts receivable, inventory, trademarks, patents, property and equipment, and all issued and outstanding shares of DPI. Borrowings collateralized by machinery and equipment are limited to $275,000 and borrowings for inventory are limited to the lesser of $500,000 or 25% of the outstanding balance under the facility. At December 31, 1996, the maximum line of credit available to the Company was $1,331,000. The credit facility bears interest at prime plus 5% which was 13.5% at December 31, 1996 and 1995. Interest is payable on the greater of $1,750,000 or the actual amount of borrowings outstanding. At December 31, 1996 and 1995, $167,000 and $222,000,

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

respectively, of the outstanding balance is collateralized by the Company's machinery and equipment which is payable over five years.

    The Company paid $30,000 in loan origination fees to obtain the credit facility. Under the terms of the agreement, the Company pays a 1% loan fee annually and is subject to certain other minimum loan fees, unused line fees and prepayment penalties if the line of credit is repaid early. Total commitment fees paid on the unused lines of credit were approximately $84,000 and $76,000 for 1996 and 1995, respectively.

    Future maturities for loans payable are as follows:

     1997                                                         $1,081,000
     1998                                                             55,000
     1999                                                             55,000
     2000                                                              2,000
                                                                  ----------
                                                                  $1,193,000
                                                                  ----------
                                                                  ----------

9. SHAREHOLDERS' EQUITY

LITIGATION SETTLEMENT

    In 1990, the Company was named as a co-defendant in a legal action. The plaintiff, John P. Russell, the Company and other co-defendants have settled and compromised all claims involved in the litigation pursuant to a Settlement Agreement dated August 19, 1994. The terms of the Agreement provided for the payment of $260,000 to Mr. Russell and the cancellation of 675,000 escrowed shares (see below) of the Company's common stock owned by Mr. Russell. Legal fees directly associated with the settlement totaled $47,000, resulting in a total charge to shareholders' equity of $307,000.

ESCROWED SHARES

    Pursuant to an agreement dated April 5, 1989, the Company purchased all of the assets and business of BFD Inc. from certain individuals. The purchase price of $625,000 Canadian was settled by the issuance of 3,500,000 common shares and the assumption of liabilities of $520,000 Canadian. Of the shares issued, 3,150,000 were subject to an escrow agreement. On December 30, 1996, all of the escrowed shares, except for the shares canceled in connection with the settlement with John P. Russell, were exchanged for new shares. The 2,475,000 new shares were valued at the fair market value of the shares on the date of the exchange which resulted in a $2,204,000 charge to earnings that was recorded during the fourth quarter of 1996. Additionally, the paid in capital increase $2,204,000 resulted in no net change to stockholders equity. The 2,475,000 shares held in escorw were cancelled effective December 30, 1996.

SHARES ISSUED FOR SERVICES

    During 1995, the Company issued 16,949 shares valued at $13,000 for services performed relating to the Company's private placement. During 1994, the Company issued 510,000 shares valued at $80,000 relating to consulting and advisory services. No shares were issued for services in 1996.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

PRIVATE PLACEMENT ACTIVITY

    During 1995 and 1994, 1,802,649 and 432,964 common shares were subscribed for under private placements for $1,352,000, and $324,000, respectively. Costs relating to the private placements were $426,000 and $76,000 for 1995 and 1994, respectively.

WARRANT ACTIVITY

    Warrant activity for the three years ended December 31, 1996 is as follows:

                                                                              EXERCISE PRICE
                                                                   SHARES      PER WARRANT
                                                                 ----------  ----------------
Warrants outstanding, December 31, 1993........................     452,745  $1.75
Granted in connection with private placement...................     432,964  0.75
Granted to lenders.............................................   1,064,999  0.75
                                                                 ----------  ----------------
Warrants outstanding, December 31, 1994........................   1,950,708  0.75 to 1.75
Granted in connection with private placement...................   1,819,598  0.75
Granted to lenders.............................................     257,000  0.75
Exercised......................................................    (451,439) 0.75 to 1.75
Expired........................................................     (80,000) 1.75
                                                                 ----------  ----------------
Warrants outstanding, December 31, 1995........................   3,495,867  0.75 to 1.75
Granted to employees...........................................      95,384  1.03
Exercised......................................................    (188,333) 0.75 to 1.25
Expired........................................................     (90,000) 1.25
                                                                 ----------  ----------------
Warrants outstanding, December 31, 1996........................   3,312,918  $0.75 to $1.75
                                                                 ----------  ----------------
                                                                 ----------  ----------------

    The warrants outstanding at December 31, 1996 entitle the holders to purchase one common share for the stated price and expire between January 1997 and February 1998.

OPTION ACTIVITY

    During 1993, the Company adopted stock option plans for employees and directors of the Company. As of December 31, 1996, 2,700,000 shares were reserved for issuance under these plans, of which 2,336,000 have been granted at December 31, 1996. The exercise price of the options is determined based on the fair market value of the stock on the date of grant and the options generally vest immediately.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    Option activity for the three years ended December 31, 1996 is as follows:

                                                                                    AVERAGE
                                                                                EXERCISE PRICE
                                                                      SHARES      PER OPTION
                                                                    ----------  ---------------
Options outstanding, December 31, 1993............................   1,732,000           .80
Granted to employees/directors....................................     100,000          1.00
Granted to lenders................................................     747,500           .90
Granted to consultants............................................     555,000          1.00
Exercised.........................................................    (253,400)          .88
Expired...........................................................    (108,600)         1.00
Canceled..........................................................     (85,000)         0.75
                                                                    ----------         -----
Options outstanding, December 31, 1994............................   2,687,500          0.82
Granted to employees/directors....................................     784,000          1.36
Granted to consultants............................................     540,000          1.45
Exercised.........................................................    (310,000)         0.85
Canceled..........................................................    (160,000)         1.92
                                                                    ----------         -----
Options outstanding, December 31, 1995............................   3,541,500          0.98
Granted to employees..............................................      87,000          1.12
Granted to consultants............................................      10,000          1.47
Exercised.........................................................    (656,000)         0.85
Canceled..........................................................    (393,500)         1.06
                                                                    ----------         -----
Options outstanding, December 31, 1996............................   2,589,000     $    1.01
                                                                    ----------         -----
                                                                    ----------         -----

    The following summarizes information about stock options outstanding at December 31, 1996:

                          OPTIONS OUTSTANDING
                  ------------------------------------
    EXERCISE                    AVERAGE      AVERAGE
     PRICE          SHARES       PRICE        TERM
----------------  ----------  -----------  -----------
$  0.75 to $1.00   1,678,000   $    0.79         1.61
$  1.01 to $1.50     739,000        1.32         3.88
$  1.51 to $2.00      50,000        2.00         1.25
$  2.01 to $2.50     122,000        2.03         2.09

    All but 60,000 of the above options are exercisable at December 31, 1996.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    Had compensation cost for the Company's employee/director options been determined based on the fair value at the grant date consistent with the requirements of Statements of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been as follows:

                                                                       FOR THE YEAR ENDED
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Net loss........................................................  $  (2,208,000) $  (6,598,000)
                                                                  -------------  -------------
Loss Per Share..................................................  $       (0.12) $       (0.40)
                                                                  -------------  -------------
                                                                  -------------  -------------

    The fair value of each employee/director stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                                 1996       1995
                                                                                               ---------  ---------
Risk-free interest rate                                                                          7.50%      7.50%
Expected life                                                                                  5 years    5 years
Expected volatility                                                                                70%        60%
Expected dividend yield                                                                             0%         0%

    The weighted-average grant date fair values of employee/director options granted during 1996 and 1995 were $0.72 and $0.80, respectively.

10. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                            1996         1995         1994
                                                                                            -----        -----     -----------
Current................................................................................   $  --        $  --       $  (117,000)
Deferred...............................................................................      --           --          (168,000)
                                                                                          ---------    ---------   -----------
                                                                                          $  --        $  --       $  (285,000)
                                                                                          ---------    ---------   -----------
                                                                                          ---------    ---------   -----------

    No current benefit for income taxes has been recorded in the 1996 statement of operations since the Company's history of recurring losses precludes anticipation of the benefit of the 1996 loss.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    The current income tax benefit in 1994 is a result of the carryback of net operating losses, generated by the Company's wholly owned United States subsidiary, APT. This benefit resulted in tax refunds for taxes paid in prior years.

    The deferred income tax benefit of $168,000 in 1994 is the result of a reduction in the prior year deferred tax liability. The reduction results from the ability of the Company to utilize excess 1994 operating losses generated by the U.S. operations to offset deferred tax liabilities.

    Deferred tax assets (liabilities) are comprised of the following at December 31.

                                                                        1996          1995
                                                                    ------------  ------------
Loss carry forwards
U.S...............................................................  $  2,064,000  $  2,035,000
Canada............................................................     1,428,000     2,082,000
Other.............................................................        82,000        76,000
                                                                    ------------  ------------
Gross deferred tax assets.........................................     3,574,000     4,193,000
Depreciation and amortization.....................................      (119,000)      (55,000)
                                                                    ------------  ------------
Net...............................................................     3,455,000     4,138,000
Valuation allowance...............................................    (3,455,000)   (4,138,000)
                                                                    ------------  ------------
                                                                    $          -  $    --
                                                                    ------------  ------------
                                                                    ------------  ------------

    The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to the loss before income taxes as a result of the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1996          1995          1994
                                                                           -----------  -------------  -----------
Recovery of income taxes based on United States statutory rates (34%)....  $  (729,000) $  (2,030,000) $  (325,000)
Non-deductible goodwill amortization.....................................      --           1,590,000       40,000
Compensation expense for exchange of escrowed shares for new shares......      749,000       --            --
Increase (decrease) in valuation allowance...............................      (29,000)       430,000      --
Other....................................................................        9,000         10,000      --
                                                                           -----------  -------------  -----------
Provision (benefit) for income taxes.....................................  $   --       $    --        $  (285,000)
                                                                           -----------  -------------  -----------
                                                                           -----------  -------------  -----------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    At December 31, 1996, the Company has net operating losses for United States and Canadian tax purposes available to reduce future United States and Canadian taxable income amounting to approximately $5.5 million and $3.2 million, respectively. For United States tax purposes, these losses will expire as follows:

2005                                                              $1,400,000
2006                                                                  37,000
2007                                                                 857,000
2008                                                                 184,000
2009                                                               1,632,000
2010                                                                 323,000
2011                                                               1,023,000
2012                                                                  78,000
                                                                  ----------
                                                                  $5,534,000
                                                                  ----------
                                                                  ----------

    For Canadian income tax purposes, these losses will expire as follows:

1997                                                              $  109,000
1998                                                               1,010,000
1999                                                                 357,000
2000                                                               1,729,000
                                                                  ----------
                                                                  $3,205,000
                                                                  ----------
                                                                  ----------

11. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases two manufacturing facilities under month to month operating leases and certain other office and warehouse facilities under non-cancelable operating leases expiring between April 1997 and July 2000. The Company also leases certain manufacturing and office equipment under capital leases expiring between July 1997 and June 2001.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    The following summarizes future minimum lease payments required under capital and non-cancelable operating leases:

YEAR ENDING                                                                               CAPITAL     OPERATING
DECEMBER 31,                                                                              LEASES       LEASES
----------------------------------------------------------------------------------------  ----------  ------------
1997                                                                                      $   62,000  $    513,000
1998                                                                                          50,000       409,000
1999                                                                                          37,000        87,000
2000                                                                                          34,000         1,000
2001                                                                                          10,000       --
----                                                                                      ----------  ------------
Future minimum lease payments                                                             $  193,000  $  1,010,000
Less amounts representing interest                                                           (52,000)
Present value of future minimum lease payments                                             ----------  ------------
Less amounts due within one year                                                          $  141,000
Amounts due after one year                                                                   (36,000)
                                                                                          -----------
                                                                                          $  105,000
                                                                                          -----------
                                                                                          -----------

    Total rent expense incurred by the Company under operating leases for the year ended December 31, 1996, 1995 and 1994 was $599,000, $447,000 and $342,000,
respectively.

    12. Acquisition of Disposable Medical Products, Inc.

    On March 25, 1994, the Company, through its wholly owned subsidiary Alpha Pro Tech, Inc., acquired the assets of Disposable Medical Products, Inc. (DMP) and 96.8% of the shares of DMP's wholly owned subsidiary DPI for $336,000, including $32,000 of direct acquisition costs. The Company recorded a liability of $304,000 at December 31, 1994 for the unpaid purchase price which was subsequently paid in 1995. This amount was payable to the previous owners who are now employees of the Company. Prior to the acquisition, DMP had been operating as a debtor in possession under Chapter 11 of the Bankruptcy Code.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Under the purchase agreement, the Company operated DMP under a post petition financing agreement through March 1995. In March 1995, the acquisition was finalized and all related payments were made. Under the terms of the agreement, the Company was entitled to the risks and rewards of operating DMP in exchange for providing DMP with sufficient working capital for continuing operations and, accordingly, DMP's operations have been consolidated into those of the Company's since April 1, 1994. The purchase price was allocated as follows:

Inventories.......................................................  $ 105,000
Prepaid expenses..................................................     30,000
Machinery and equipment...........................................    228,000
Accounts payable and accrued liabilities..........................    (27,000)
                                                                    ---------
                                                                    $ 336,000
                                                                    ---------
                                                                    ---------

    Pro forma financial information (unaudited)

    The unaudited pro forma results of operations of the Company, as if the acquisition of DMP had occurred on January 1, 1994, are as follows:

                                                                                 DECEMBER 31,
                                                                                     1994
                                                                                 -------------
Revenue........................................................................  $  12,574,000
                                                                                 -------------
Loss for the year..............................................................  $    (671,000)
                                                                                 -------------
Loss per common share..........................................................  $       (0.05)
                                                                                 -------------
                                                                                 -------------

    The unaudited pro forma information does not purport to be indicative of the results from operations that actually would have been obtained if the purchase had been consummated January 1, 1994 or of the results of operations that may be obtained in the future.

13. ACQUISITION OF LUDAN CORPORATION

    Effective April 1995, the Company acquired an 80% interest in Ludan Corporation, a Georgia based materials laminating company, for $35,000 in cash including $6,000 of direct acquisition costs, plus assumption of net liabilities of $23,000. In addition, a note payable owed by LC to a third party of $20,000 was converted to 20,000 shares of the Company's common stock. The Company recorded $78,000 of goodwill in connection with the acquisition which is being amortized over 8 years.

    In June 1996, the Company acquired the remaining 20% interest in LC for a $68,000 note payable of which $49,000 was paid in 1996 and the remaining $19,000 is due at March 31, 1997. The Company recorded $58,000 of goodwill which is being amortized over 8 years.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    14. Quarterly Financial Information (Unaudited)

    Fourth quarter adjustment affecting prior quarter During the fourth quarter of 1995, the Company recorded a $412,000 reduction to fourth quarter cost of sales to correct the September 30, 1995 inventory balance which was overstated.

    Had this adjustment been recorded in the quarter ended September 30, 1995, net income (loss) and net income (loss) per share for this quarter would have been reported as follows:

Net income as reported...........................................  $  12,000
                                                                   ---------
                                                                   ---------
Net income per share as reported.................................  $    0.00
                                                                   ---------
                                                                   ---------
Net loss as adjusted.............................................  $(400,000)
                                                                   ---------
                                                                   ---------
Net loss per share as adjusted...................................  $   (0.02)
                                                                   ---------
                                                                   ---------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              Balance at      Charged         Charged                     Balance at
                                Beginning   to Costs and     to Other                       End of
 Description                   of Period      Expenses      Accounts(1)    Deductions(2)    Period
December 31, 1996 Deducted
  from related asset
  account:
Allowance for doubtful
  accounts..................  $   61,000     $  80,000       $   --         $ 19,000      $  122,000
                              ----------     ---------       ----------     ---------     ----------
Provision for inventory.....  $   32,000     $  10,000       $   --         $   --        $   42,000
                              ----------     ---------       ----------     ---------     ----------
Valuation allowance for
  income taxes..............  $4,138,000     $  --           $   --         $683,000      $3,455,000
                              ----------     ---------       ----------     ---------     ----------
December 31, 1995 Deducted
  from related asset
  account:
Allowance for doubtful
  accounts..................  $   66,000     $  18,000       $   --         $  23,000     $   61,000
                              ----------     ---------       ----------     ---------     ----------
Provision for inventory.....  $   22,000     $ 140,000       $   --          $130,000      $  32,000
                              ----------     ---------       ----------     ---------     ----------
Valuation allowance for
  income taxes..............  $3,487,000     $                $ 651,000     $             $4,138,000
                              ----------     ---------       ----------     ---------     ----------
December 31, 1994 Deducted
  from related asset
  account:
Allowance for doubtful
  accounts..................  $  75,000      $ 140,000       $   --        $(149,000)     $  66,000
                              ----------     ---------       ----------     ---------     ----------
Provision for inventory.....  $  22,000      $  --           $   --        $    --        $  22,000
                              ----------     ---------       ----------     ---------     ----------
Valuation allowance for
  income taxes..............  $3,423,000     $               $   64,000     $             $3,487,000
                              ----------     ---------       ----------     ---------     ----------

------------------------

(1) Represents increase to net deferred tax assets and a corresponding increase to the valuation allowance.

(2) Represents uncollectible accounts and inventory written off.

                     CONSENT OF INDEPENDENT ACCOUNTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-72332) of Alpha Pro Tech, Ltd. of our report dated March 20, 1997 appearing on page F-2 of this Form 10-K.



/s/ Price Waterhouse LLP



Price Waterhouse LLP
Salt Lake City, Utah
April 10, 1997