Form 10-Q
period 1997-03-31
ALPHA PRO TECH LTD
filed 1997-05-15
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 1997 Commission File No. 0-19893
                                             ---------------------------

              Alpha Pro Tech, Ltd. (formerly BFD INDUSTRIES, INC.)
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

Delaware, U.S.A.                                        63-1009183
----------------                                        ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation)

Suite 112, 60 Centurian Drive
Markham, Ontario, Canada                                  L3R 9R2
------------------------                                  --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997

Common stock, $.01 par value.....            24,047,449

                              ALPHA PRO TECH, LTD.


                                Table of Contents



PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                   Page No.

          a)   Balance Sheet -
               March 31, 1997 (Unaudited) and December 31, 1996            1

          b)   Statement of Operations
               for the unaudited three months
               ended March 31, 1997 and March 31, 1996                     2

          c)   Statement of Shareholder's Equity
               for the unaudited three months ended March 31, 1997         3

          d)   Statement of Cash Flows
               for the unaudited three months ended March 31, 1996
               and March 31, 1997                                          4

          e)   Notes to Consolidated Financial Statements                  5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7-9


SIGNATURES                                                                 10

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------

                                                       (UNAUDITED)
                                                        MARCH 31,         DECEMBER 31,
                                                          1997                1996
ASSETS
Current Assets:
  Cash                                               $  1,613,000          $  275,000
  Marketable Securities-restricted                         22,000              39,000
  Accounts receivable, net of allowance for
   doubtful accounts of $122,000                        2,234,000           2,170,000
  Income taxes receivable                                   5,000               5,000
  Inventories                                           3,136,000           2,942,000
  Prepaid expenses and other assets                       254,000             183,000
                                                     ------------          ----------
                                                        7,264,000           5,614,000

Property and equipment, net of accumulated
 depreciation and amortization of $899,000
 and $836,000                                           1,729,000           1,615,000
Intangible assets, net of accumulated
 amortization of $62,000 and $55,000                      221,000             219,000
Other                                                      33,000              33,000
                                                     ------------          ----------
                                                     $  9,247,000          $7,481,000
                                                     ------------          ----------
                                                     ------------          ----------
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                   $  1,091,000        $  1,600,000
  Accrued liabilities                                     509,000             647,000
  Due to related parties                                   19,000              19,000
  Notes payable, current portion                            7,000              31,000
  Loans payable, current portion                        1,129,000           1,081,000
  Capital leases, current portion                          58,000              36,000
                                                     ------------          ----------
                                                        2,813,000           3,414,000


Loans payable, less current portion                        99,000             112,000
Capital leases, less current portion                      171,000             105,000
                                                     ------------          ----------
                                                        3,083,000           3,631,000
                                                     ------------          ----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000
shares authorized, 23,730,116 and
20,755,463 issued and outstanding at
March 31, 1997 and December 31, 1996                      237,000             207,000
Additional paid-in capital                             23,874,000          21,656,000
Accumulated deficit                                   (17,947,000)        (18,013,000)
                                                     ------------          ----------
                                                        6,164,000           3,850,000
                                                     ------------          ----------
                                                     $  9,247,000          $7,481,000
                                                     ------------          ----------
                                                     ------------          ----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                              1997                    1996

Sales                                     $ 3,985,000             $ 3,586,000

Cost of goods sold, excluding
 depreciation                               2,445,000               2,299,000
                                          -----------             -----------
                                            1,540,000               1,287,000

Expenses
 Selling, general and administrative        1,323,000               1,115,000
 Depreciation and amortization                 70,000                  58,000
                                          -----------             -----------
 Income from operations                       147,000                 114,000

    Interest                                   81,000                  81,000
    Other                                           -                 (13,000)
                                          -----------             -----------
                                               81,000                  68,000
                                          -----------             -----------
Income before provision for income taxes       66,000                  46,000

Provision for income taxes                          0                       0
                                          -----------             -----------
Net Income                                $    66,000             $    46,000
                                          -----------             -----------
                                          -----------             -----------
Net Income per share                      $      0.00             $      0.00
                                          -----------             -----------
                                          -----------             -----------

Weighted average number of shares
outstanding                                22,216,718              19,963,963
                                          -----------             -----------
                                          -----------             -----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------

                                       COMMON       ADDITIONAL    ACCUMULATED
                           SHARES       STOCK    PAID-IN CAPITAL    DEFICIT        TOTAL
                         ----------   --------   ---------------  ------------   ----------
Balance at
December 31, 1996        20,755,463   $207,000     $21,656,000    ($18,013,000)  $3,850,000

Stock issued for cash     2,974,653     30,000       2,161,000                    2,191,000
Options/warrants
issued for services                                     57,000                       57,000
Net Income                                                              66,000       66,000
                         ----------   --------     -----------    ------------   ----------
Balance at
March 31, 1997           23,730,116   $237,000     $23,874,000    ($17,947,000)  $6,164,000
                         ----------   --------     -----------    ------------   ----------
                         ----------   --------     -----------    ------------   ----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ------------------------
                                                    1997           1996
                                                 ----------      --------
OPERATING ACTIVITIES:
Net Income (loss)                                $   66,000      $ 46,000
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                      70,000        58,000

  Changes in assets and liabilities:
    Accounts receivable                             (64,000)     (247,000)
    Marketable securities                            17,000        (3,000)
    Inventories                                    (194,000)     (135,000)
    Prepaid and other assets(1)                     (14,000)        8,000
    Accounts payable and accrued liabilities       (647,000)      214,000
                                                 ----------      --------
Net cash provided by (used for) operating
  activities:                                      (766,000)      (59,000)
                                                 ----------      --------
INVESTING ACTIVITIES:
    Purchase of property and equipment             (177,000)      (96,000)
    Purchase of intangible assets                    (9,000)      (17,000)
                                                 ----------      --------
Net cash used for investing activities             (186,000)     (113,000)
                                                 ----------      --------
FINANCING ACTIVITIES:
    Issuance of common stock(1)                   2,191,000       153,000
    Net proceeds (payments) on loans payable         35,000        (3,000)
    Net proceeds (payments) on notes payable        (24,000)       73,000
    Net proceeds (payments) on capital leases        88,000        (6,000)
                                                 ----------      --------
Net Cash provided by financing activities         2,290,000       217,000
                                                 ----------      --------
Increase (decrease) in cash during the period     1,338,000        45,000

Cash, beginning of period                        $  275,000      $344,000
                                                 ----------      --------
Cash, end of period                              $1,613,000      $389,000
                                                 ----------      --------
                                                 ----------      --------

--------------
(1) Non-cash item:
Options and warrants were issued to consultants for $57,000. This is reflected on the Cash Flow Statement as a deduction in common stock and prepaid expenses.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------

1.  THE COMPANY

     Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, and apparel products, and woundcare products. Most of the Company's disposable apparel, mask and shield products, and woundcare products are distributed to medical, dental, industrial, and clean room markets, predominantly in the United States.

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

3.   INVENTORIES                              MARCH 31,         DECEMBER 31,
                                                1997                1996
                                             ----------          ----------
     Raw Materials                           $1,666,000          $1,511,000
     Work in process                            109,000              76,000
     Finished goods                           1,361,000           1,355,000
                                             ----------          ----------
                                             $3,136,000          $2,942,000
                                             ----------          ----------
                                             ----------          ----------

4.   ACCRUED LIABILITIES                      MARCH 31,         DECEMBER 31,
                                                1997                1996
                                             ----------          ----------
     Professional fees                       $  226,000          $  286,000
     Payroll and payroll taxes                  187,000             203,000
     Other                                       96,000             158,000
                                             ----------          ----------
                                             $  509,000          $  647,000
                                             ----------          ----------
                                             ----------          ----------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------

5.   NOTES PAYABLE                                     MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                        -------      -------
     Note payable due in monthly installments
     of $1,500, interest at 8.0%, maturing
     July 31, 1997                                      $ 5,000     $  9,000

     Notes payable due in monthly installments
     balance due in April, 1997                           2,000

     Notes payable to related parties, interest
     at 15% payable quarterly, due on demand                          14,000

     Notes payable to related parties, interest
     at 20% payable quarterly, due on demand                           8,000
                                                                     -------
                                                        $ 7,000      $31,000
                                                        -------      -------
          Less:  Current portion                        $ 7,000      $31,000
                                                        -------      -------
     Notes Payable, less current portion                $     -      $     -
                                                        -------      -------
                                                        -------      -------

6.   NET INCOME/(LOSS) PER SHARE

     Net income/(loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Common stock equivalents have been excluded from the earnings per share calculation as no material dilutive effect would result.

7.   PROVISION FOR INCOME TAX

     No provision for income tax has been recorded in the Statement of Operations for the three months ended March 31, 1997, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS FROM OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO MARCH 31, 1996

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported a net income for the three months ended March 31, 1997 of $66,000 as compared to a net income of $46,000 for the three months ended March 31, 1996, representing an improvement of $20,000 or 43.5%.

SALES   Consolidated net sales for the three months ended March 31, 1997 increased $3,985,000 from $3,586,000 in 1996, representing an increase of $399,000 or 11.1%. Net sales for the Apparel Division for the first quarter ended March 31, 1997 were $2,280,000 as compared to $1,566,0000 for the same period of 1996. The Apparel Division sales increase of $714,000 or 45.6% was primarily due to increased sales to its largest customer. Mask, and eye shield sales decreased by 21.9%, to $1,078,000 for the first quarter 1997 from $1,381,000 in the first quarter 1996. Mask, and eye shield sales to dentists were virtually unchanged while the decrease can be attributed to lower medical sales. Sales from the Company's Unreal Lambskin-Registered Trademark- and other related products which includes a line of pet beds, remained relatively constant at $627,000 in the first quarter 1997 compared to $639,000 in the same period 1996. The Company's Unreal Lambskin-Registered Trademark- line of products is a mature line which is no longer an area for significant growth although sales of pet products is expected to improve.

COST OF GOODS SOLD   Cost of goods sold increased to $2,445,000 for the three
months ended March 31, 1997 from $2,299,000 for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 61.4% from 64.1%. Gross profit margin increased to 38.6% for the three months ended March 31, 1997 from 35.9% for the three months ended March 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $208,000 to $1,323,000 for the three months ended March 31, 1997 from $1,115,000 for the three months ended March 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% in the first quarter of 1997 from 31.1% in the same period in 1996. The increase in selling, general and administrative expenses is primarily in the areas of payroll related costs of $186,000; and travel expenses of $30,000 offset by a decrease in commission expenses of $17,000. Of the $186,000 increase in payroll related costs, $166,000 is due to the Apparel Division which had an increase in sales of 45.6%. As a percentage of net Apparel Division sales, selling, general and administrative expenses for the Apparel division increased to 22% for the first quarter of 1997 as compared to 20% in the first quarter of 1996.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $12,000, to $70,000 for the three months ended March 31, 1997 from $58,000 for the same period in 1996. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.

NET INTEREST Interest expense of $81,000 remained the same for the three months ended March 31, 1997 and 1996. Borrowings were relatively constant for both of these periods.

INCOME FROM OPERATIONS Income from operations increased by $33,000 to $147,000 for the three months ended March 31, 1997 from $114,000 for the three months ended March 31, 1996. The increased income from operations is primarily due to the increase in gross profit of $253,000 offset by an increase in selling, general and administrative expenses of $208,000 and an increase in depreciation and amortization of $12,000.

NET INCOME Net Income for the three months ended March 31, 1997 was $66,000 compared to a net income of $46,000 for the three months ended March 31, 1996, an increase of $20,000. The net income increase of $20,000 is comprised of an increase in income from operations of $33,000 offset by other income in 1996 of $13,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1996 or 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash of $1,613,000 and working capital of $4,451,000. The Company currently has a secured asset based lender's line of credit of $3,000,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in March 1998. At March 31, 1997, the maximum line of credit available was $1,455,000 for accounts receivable, inventory and equipment.

Net cash used for operations was $766,000 for the three months ended March 31, 1997 and $59,000 for the same period of 1996. The Company's use of cash from operations for the three months ended March 31, 1997 have been due primarily to increases in accounts receivable, inventories, prepaid and other assets and a decrease in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets and intangible assets which totalled $186,000 for the three months ended March 31, 1997 and $113,000 for the same period of 1996.

The Company has no significant capital commitments but currently anticipates that additions to property and equipment for 1997 could be approximately $600,000 depending on the Company's success in the food industry.

During the three months ended March 31, 1997, the Company's financing activities consisting primarily of warrants and options, and increases in the asset based loan of $35,000 and capital leases of $88,000 offset by repayments of borrowings totaling $24,000 which resulted in the net cash provided by financing activities of $2,290,000.

With the exercise of warrants and options, accounts payable and accrued liabilities were reduced significantly to a level that is expected to remain constant. Management believes that it has available cash and borrowings to finance all known financial commitments for at least 24 months.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. Such statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Alpha Pro Tech, Ltd.


DATE:                              BY:
     ---------------------             -------------------------------------
                                       SHELDON HOFFMAN
                                       CHIEF EXECUTIVE OFFICER
                                       CHIEF FINANCIAL OFFICER