Form 10-Q
period 1997-06-30
ALPHA PRO TECH LTD
filed 1997-08-14
CIK 884269

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q

                              __________________

               Quarterly Report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For the Quarter Ended June 30, 1997 Commission File No. 0-19893
                                            ----------------------------

             Alpha Pro Tech, Ltd. (formerly BFD INDUSTRIES, INC.)
             ----------------------------------------------------
            (exact name of registrant as specified in its charter)

Delaware, U.S.A.                           63-1009183
----------------                           -----------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation)

Suite 112, 60 Centurian Drive
Markham, Ontario, Canada                      L3R 9R2
-------------------------                     --------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of August 13, 1997
                     ----------------

Common stock, $.01 par value.....            24,102,449

                             ALPHA PRO TECH, LTD.


                               Table of Contents



PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)             Page No.

     a)   Balance Sheet -
          June 30, 1997 (Unaudited) and December 31, 1996             1

     b)   Statement of Operations
          for the unaudited three months and six months
          ended June 30, 1997 and June 30, 1996                       2

     c)   Statement of Shareholder's Equity
          for the unaudited six months ended June 30, 1997            3

     d)   Statement of Cash Flows
          for the unaudited six months ended June 30, 1997
          and June 30, 1996                                          4

     e)   Notes to Consolidated Financial Statements                 5-6

ITEM 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            7-10

Part II.  OTHER INFORMATION
ITEM 4  Submission of Matters to a Vote Security Holders             11

SIGNATURES                                                           12

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
_____________________________________________________________________________
                                                      (UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
ASSETS
Current Assets:
  Cash                                              $  1,344,000     $  275,000
  Marketable Securities-restricted                        22,000         39,000
  Accounts receivable, net of allowance for
   doubtful accounts of $118,000 and $122,000          2,764,000      2,170,000
  Income taxes receivable                                  5,000          5,000
  Inventories                                          3,115,000      2,942,000
  Prepaid expenses and other assets                      378,000        183,000
                                                    ------------    -----------
                                                       7,628,000      5,614,000

Property and equipment, net of accumulated
 depreciation and amortization of $967,000
 and $836,000                                          1,755,000      1,615,000
Intangible assets, net of accumulated
 amortization of $72,000 and $55,000                     294,000        219,000
Other                                                     31,000         33,000
                                                    ------------    -----------

                                                    $  9,708,000     $7,481,000
                                                    ------------    -----------
                                                    ------------    -----------
LIABILITIES & SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                    $  795,000   $  1,600,000
  Accrued liabilities                                    475,000        647,000
  Due to related parties                                  19,000         19,000
  Notes payable, current portion                               -         31,000
  Loans payable, current portion                       1,535,000      1,081,000
  Capital leases, current portion                         57,000         36,000
                                                    ------------    -----------
                                                       2,881,000      3,414,000


Loans payable, less current portion                       85,000        112,000
Capital leases, less current portion                     155,000        105,000
                                                    ------------    -----------
                                                       3,121,000      3,631,000
                                                    ------------    -----------

SHAREHOLDERS' EQUITY


Common stock, $.01 par value, 50,000,000
  shares authorized, 24,047,449 and
  20,755,463 issued and outstanding at
  June 30, 1997 and December 31, 1996                    240,000        207,000
 Additional paid-in capital                           24,279,000     21,656,000
 Accumulated deficit                                (17,932,000)   (18,013,000)
                                                    ------------    -----------
                                                       6,587,000      3,850,000
                                                    ------------    -----------
                                                    $  9,708,000     $7,481,000
                                                    ------------    -----------
                                                    ------------    -----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

______________________________________________________________________________


                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                     ENDED JUNE 30,

                                                       1997           1996           1997        1996

Sales                                            $4,491,000     $3,873,000     $8,476,000     $7,459,000

Cost of goods sold, excluding
 depreciation                                     2,772,000      2,580,000      5,217,000      4,879,000
                                               ------------   ------------     ----------    -----------

                                                  1,719,000      1,293,000      3,259,000      2,580,000

Expenses
 Selling, general and administrative              1,561,000      1,154,000      2,883,000      2,269,000
 Depreciation and amortization                       78,000         60,000        148,000        118,000
                                               ------------   ------------     ----------    -----------

 Income from operations                              80,000         79,000        228,000        193,000
                                               ------------   ------------     ----------    -----------

    Interest                                         66,000         59,000        147,000        140,000
    Other                                                 0              0              0        (13,000)
                                               ------------   ------------     ----------    -----------

                                                     66,000         59,000        147,000        127,000
                                               ------------   ------------     ----------    -----------

Income before provision for income taxes             14,000         20,000         81,000         66,000

Minority Interest                                                   (4,000)                       (4,000)
Provision for income taxes                                0              0              0              0
                                               ------------   ------------     ----------    -----------

Net Income                                          $14,000        $24,000        $81,000      $  70,000
                                               ------------   ------------     ----------    -----------


Net Income per share                              $    0.00      $    0.00      $    0.00       $   0.00
                                               ------------   ------------     ----------    -----------

Weighted average number of shares
     outstanding                                 23,968,116     20,280,186     22,862,826     20,068,527
                                               ------------   ------------     ----------    -----------


ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

_____________________________________________________________________








                                    Shares          Common     Additional       Accumulated      Total
                                                    Stock   Paid-in Capital     Deficit

Balance at
December 31, 1996                20,755,463       $207,000    $21,656,000  ($18,013,000)     $3,850,000

Stock issued for cash             3,291,986         33,000      2,379,000                     2,412,000
Options/warrants
issued for services                                               244,000                       244,000
Net Income/(Net Loss)                                                            81,000          81,000
                                ------------     ---------   ------------  -------------     -----------

Balance at
June 30, 1997                    24,047,449       $240,000    $24,279,000  ($17,932,000)     $6,587,000
                                ------------     ---------   ------------  -------------     -----------
                                ------------     ---------   ------------  -------------     -----------


ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

_____________________________________________________________________


                                                       FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                          1997           1996
OPERATING ACTIVITIES:
Net Income/(loss)                                       $  81,000        $70,000
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                           148,000        118,000
  Minority interest in earnings                                           (4,000)
  Securities issued for services                                          15,000

  Changes in assets and liabilities:
    Accounts receivable                                  (594,000)      (181,000)
    Income tax receivable                                                166,000
    Marketable securities                                  17,000         (2,000)
    Inventories                                          (173,000)       (43,000)
    Prepaid and other assets(1)                            49,000        (63,000)
    Accounts payable and accrued liabilities             (977,000)       186,000
                                                      -----------       ---------

Net cash provided by (used for) operating
  activities:                                         (1,449,000)        262,000
                                                      -----------       ---------

INVESTING ACTIVITIES:
    Purchase of property and equipment                  (271,000)      (226,000)
    Purchase of intangible assets                        (92,000)       (21,000)
    Purchase of other assets                               2,000         (1,000)
                                                      -----------      ---------

Net cash used for investing activities                  (361,000)      (248,000)
                                                      -----------      ---------

FINANCING ACTIVITIES:
    Issuance of common stock(1)                         2,412,000        520,000
    Net proceeds (payments) on loans payable              427,000        (20,000)
    Net proceeds ( payments) on capital leases             71,000
    Net proceeds (payments)on notes payable               (31,000)       (34,000)
                                                      -----------      ---------
Net Cash provided by financing activities               2,879,000        466,000
                                                      -----------      ---------

Increase (decrease) in cash during the period           1,069,000        480,000

Cash, beginning of period                                $275,000       $344,000
                                                      -----------      ---------
Cash, end of period                                    $1,344,000       $824,000
                                                      -----------      ---------


----------------------
(1) Non - cash item: Options and warrants with fair values totalling $244,000 were issued to consultants for future services. This is reflected on the Cash Flow Statement as a deduction in common stock and prepaid expenses.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

_____________________________________________________________________

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

   There have been no significant changes since December 31, 1996 in accounting principles and practices utilized in the presentation of these financial statements.


3.  INVENTORIES                                        JUNE 30,     DECEMBER 31,
                                                         1997           1996

     Raw Materials                                     $1,540,000     $1,511,000
     Work in process                                      145,000         76,000
     Finished goods                                     1,430,000      1,355,000
                                                      -----------    -----------
                                                       $3,115,000     $2,942,000
                                                      -----------    -----------



4.  ACCRUED LIABILITIES                               JUNE  30,     DECEMBER 31,
                                                        1997            1996

     Professional fees                                  $137,000       $286,000
     Payroll and payroll taxes                           290,000        203,000
     Other                                                48,000        158,000
                                                     -----------    -----------

                                                        $475,000       $647,000
                                                     -----------    -----------
                                                     -----------    -----------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

_____________________________________________________________________



5.  NOTES PAYABLE
                                                        JUNE 30,    DECEMBER 31,
                                                         1997          1996

  Note payable due in  monthly installments
  of $1,500, interest at 8.0%, maturing
  July 31, 1997                                                      $  9,000

  Note payable due in monthly installments
  of  $4,000, interest at 6%, with the
  remaining balance due March 31, 1997                                 14,000

  Notes payable to related parties, interest
  at 20% payable quarterly, due on demand                               8,000
                                                                      --------

                                                          $    -      $31,000
                                                         --------     --------

       Less:  Current portion                             $    -      $31,000
                                                         --------     --------

  Notes Payable, less current portion                     $    -      $    -
                                                         --------     --------








6. NET INCOME/(LOSS) PER SHARE

   Net income/(loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Common stock equivalents have been excluded from the earnings per share calculation as no material dilutive effect would result.


7. PROVISION FOR INCOME TAX

   No provision for income tax has been recorded in the Statement of Operations for the six months ended June 30, 1997, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended June 30, 1997 of $14,000 as compared to net income of $24,000 for the three months ended June 30, 1996, representing an decrease of
$10,000 or 41.7%.    For the six months ended June 30, 1997 net income rose to
$81,000 from $70,000 for the same period in 1996, representing and increase of 15.7%.



SALES   Consolidated net sales for the three months ended June 30, 1997 increased to $4,491,000 from $3,873,000 in 1996, representing an increase of $618,000 or 16.0%. Net sales for the Apparel Division for the second quarter ended June 30, 1997 were $2,584,000 as compared to $1,893,000 for the same period of 1996. The Apparel Division sales increase of $691,0000 or 36.5% was primarily due to increased sales to its largest customer. Mask and eye shield sales decreased by 10.3%, to $1,260,000 for the second quarter of 1997 from $1,404,000 in the second quarter of 1996. This decrease is primarily the result of a drop in shield/mask combination product sales. Sales from the Company's Unreal Lambskin-Registered Trademark- and other related products which includes a line of pet beds increased by 12.3% to $647,000 in the
second quarter of 1997 compared to $576,000 in the same period in 1996.   An
increase in sales of rolled Lambskin goods is primarily responsible for the increase. The Company's Unreal Lambskin-Registered Trademark- line of pet products is expected to improve in future quarters. Consolidated sales were $8,476,000 and $7,459,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $1,017,000 or 13.6%. The increase is attributable to an increase in apparel sales of 43.0% and an increase in Unreal Lambskin of 5.3%, offset by a decrease in mask and shield products of 16.1%.

COST OF GOODS SOLD   Cost of goods sold increased to $2,772,000 for the three
months ended June 30,1997 from $2,580,000 for the same period in 1996. As a percentage of net sales, cost of goods sold decreased to 61.7% from 66.6%. Gross profit margin increased to 38.3% for the three months ended June 30, 1997 from 33.4% for the three months ended June 30, 1996. For the six months ended June 30, 1997 as compared to 1996, cost of goods sold increased to $5,217,000 from $4,879,000. As a percentage of net sales for the six months, cost of goods sold decreased to 61.6% from 65.4%. Gross profit margin increased to 38.4% from 34.6% for the six months ended June 30, 1997 and 1996, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $407,000 to $1,561,000 for the three months ended June 30,1997 from $1,154,000 for the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 34.8% in the second quarter of 1997 from 29.8% for the same period in 1996. The increase in selling, general and administrative expenses primarily consists of payroll related costs of $251,000; options/warrants issued for services charge of $40,000; public company expenses of $52,000 including investor relations, annual report and annual meeting costs, stock transfer costs, & costs associated with SEC reporting requirements; and travel expenses of $36,000. Of the $251,000 increase in payroll related costs, $204,000 is due to the Apparel Division which had an increase in sales of 36.5%. As a percentage of net Apparel Division sales, selling, general and administrative expenses for the Apparel division decreased to 18.4% for the second quarter of 1997 as compared to 19.9% in the second quarter of 1996. Selling, general and administrative expenses increased by $614,000 to $2,883,000 for the six months ended June 30,1997 from $2,269,000 for the six months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% for the first two quarters of 1997 from 30.4% in the same period in 1996.
The increase in selling, general and administrative expenses for the six months ended June 30, 1997 is due to payroll related costs, public company expenses and travel expenses as noted above.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $18,000, to $78,000 for the three months ended June 30, 1997 from $60,000 for the same period in 1996 and increased by $30,000 for the six months ended June 30, 1997 compared to 1996. This increase is primarily attributable to an increase in the purchase of equipment through capital leases and amortization of goodwill on the acquisition of Ludan Corporation.

NET INTEREST Interest expense increased by $7,000, or 11.9% to $66,000 for the second quarter of 1997 from $59,000 for the second quarter of 1996. Interest expense increased by $7,000, or 5.0% for the six months ended June 30, 1997
compared to 1996.   The slight increase in interest expense is due to interest on the additional capital leases acquired.


INCOME FROM OPERATIONS Income from operations remained flat at $80,000 for the three months ended June 30, 1997 as compared to $79,000 for the three months ended June 30, 1996. Income from operations increased by $35,000 to $228,000 for the six months ended June 30, 1997 compared to $193,000 for the same period in 1996. The increased income from operations for the six months is primarily due to an increase in gross profit offset by an increase in selling, general and administrative expenses and an increase in depreciation and amortization.


NET INCOME Net Income for the three months ended June 30, 1997 was $14,000 compared to net income of $24,000 for the three months ended June 30, 1996, a decrease of $10,000 or 41.7%. The net income decrease is comprised primarily of no change in income from operations and a small increase in interest expense. Net income for the six months ended June 30, 1997 was $81,000 compared to $70,000 for the six months in 1996. The net income increase for the six months is comprised of an increase in income from operations offset by a slight increase in interest expense.


The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1996 or 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash of $1,344,000 and working capital of $4,747,000. During the six months ended June 30, 1997, cash increased by $1,069,000 and accounts payable and accrued liabilities decreased by $977,000. The improvement of the company's cash and working capital is primarily due to the exercise of warrants and options for a total equity infusion of $2,412,000. The Company currently has a secured asset based lender's line of credit of $3,000,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in March 1998. At June 30, 1997, the maximum line of credit available was $1,713,000 for accounts receivable, inventory and equipment.

Net cash used for operations was $1,449,000 for the six months ended June 30, 1997 compared to net cash provided of $262,000 for the same period of 1996.
The Company's use of cash from operations for the six months ended June 30, 1997 have been due primarily to increases in accounts receivable, inventories, and a decrease in accounts payable and accrued liabilities offset by a decrease in marketable securities and prepaid and other assets.

The Company is in the process of expanding its sewing operation in Mexico and anticipates that further additions to property and equipment for 1997 could be
approximately $200,000.   In addition it is anticipated that its mask
manufacturing capabilities are to be improved at an estimated cost of $100,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the six months ended June 30, 1997, the Company's financing activities consisted primarily of the exercise of warrants and options, and increases in the asset based loan of $427,000 and capital leases of $71,000 offset by repayments of borrowings totaling $31,000 which resulted in the net cash provided by financing activities of $2,879,000.

With the exercise of warrants and options, accounts payable and accrued liabilities were reduced significantly to a level that is expected to remain constant. Management believes that it has available cash and borrowings to finance all known financial commitments for at least 24 months.



CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("Act) provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating
strategies can be identified as forward-looking statements.   Such statements
made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

ALPHA PRO TECH, LTD.

PART II - OTHER INFORMATION
_____________________________________________________________________________


ITEM 4.   Submission of Matters to a Vote Security Holders

     (a)  Registrant held its Annual Meeting of Shareholders June 20, 1997.

     (b) The following persons were elected Directors pursuant to the votes indicated:


     NAME                        FOR                        AGAINST

     Sheldon Hoffman          18,820,326                    109,072

     Al Millar                18,788,424                    140,972

     Robert Isaly             18,821,124                    108,272

     John Ritota              18,821,124                    108,272

     Donald E. Bennett, Jr.   18,821,124                    108,272


     (c)  To amend the Company's 1993 incentive stock option plan.

     FOR            AGAINST        ABSTAIN   VOTE WITHHELD

     17,358,575     715,986        201,219   653,616

     (d) The only other matter to be voted upon was the ratification of the appointment of Price Waterhouse LLP as the Registrant's independent accountants as follows:

      FOR           AGAINST             ABSTAIN

     18,814,405     69,805              45,186

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Alpha Pro Tech, Ltd.


DATE:   AUGUST 13, 1997       BY:       SHELDON HOFFMAN
       ------------------          ------------------------------

                              SHELDON HOFFMAN
                              CHIEF EXECUTIVE OFFICER
                              CHIEF FINANCIAL OFFICER