Form 10-Q
period 1997-09-30
ALPHA PRO TECH LTD
filed 1997-11-14
CIK 884269

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                          __________________

                               FORM 10-Q

                          __________________

           Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarter Ended September  30, 1997 Commission File No. 0-19893
                                           ---------------------------

         Alpha Pro Tech, Ltd. (formerly BFD INDUSTRIES, INC.)
        ------------------------------------------------------
        (exact name of registrant as specified in its charter)

Delaware, U.S.A.                             63-1009183
----------------------------            ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation)

Suite 112, 60 Centurian Drive
Markham, Ontario, Canada                           L3R 9R2
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997
                    -----------------

Common stock, $.01 par value..........................  24,112,449

                        ALPHA PRO TECH, LTD.


                          Table of Contents



PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements                         Page No.

     a)   Consolidated Balance Sheet -
          September  30, 1997 (Unaudited) and December 31, 1996       1

     b)   Consolidated Statements of Operations
          For the  three  and nine months
          ended September  30, 1997 and 1996 (unaudited)              2

     c)   Consolidated Statement of Shareholders' Equity
          For the nine months ended September 30, 1997 (unaudited)    3

     d)   Consolidated Statements of Cash Flows
          For the nine months ended September  30, 1997
          and  1996 (unaudited)                                       4

     e)   Notes to Consolidated Financial Statements                  5-6

ITEM 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             7-9


SIGNATURES                                                            10

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                     (UNAUDITED)
ASSETS
Current Assets:
  Cash                                             $     327,000  $     275,000
  Marketable Securities-restricted                        22,000         39,000
  Accounts receivable, net of allowance for
   doubtful accounts of $98,000 and $122,000           3,375,000      2,170,000
  Income taxes receivable                                  5,000          5,000
  Inventories                                          3,302,000      2,942,000
  Prepaid expenses and other assets                      470,000        183,000
                                                   -------------  -------------
                                                       7,501,000      5,614,000

Property and equipment, net of accumulated
 depreciation of $1,039,000 and $836,000               1,837,000      1,615,000
Intangible assets, net of accumulated
 amortization of $82,000 and $55,000                     298,000        219,000
Other                                                     31,000         33,000
                                                   -------------  -------------

                                                   $   9,667,000     $7,481,000
                                                   -------------  -------------
                                                   -------------  -------------
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $   1,388,000     $1,600,000
  Accrued liabilities                                    491,000        647,000
  Due to related parties                                   -             19,000
  Notes payable, current portion                           -             31,000
  Loans payable, current portion                       1,227,000      1,081,000
  Capital leases, current portion                         55,000         36,000
                                                   -------------  -------------
                                                       3,161,000      3,414,000


Loans payable, less current portion                       71,000        112,000
Capital leases, less current portion                     140,000        105,000
                                                   -------------  -------------
                                                       3,372,000      3,631,000
                                                   -------------  -------------

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 50,000,000
  shares authorized, 24,112,449 and
  20,755,463 issued and outstanding at
  September 30, 1997 and December 31, 1996               241,000        207,000
 Additional paid-in capital                           24,338,000     21,656,000
 Accumulated deficit                                (18,284,000)   (18,013,000)
                                                   -------------  -------------
                                                       6,295,000      3,850,000
                                                   -------------  -------------
                                                   $   9,667,000     $7,481,000
                                                   -------------  -------------
                                                   -------------  -------------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                                         FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,

                                                          1997           1996           1997           1996
Sales                                                  $4,708,000     $3,772,000    $13,184,000    $11,231,000

Cost of goods sold, excluding
 depreciation                                           3,250,000      2,449,000      8,466,000      7,328,000
                                                       ----------     ----------    -----------    -----------

                                                        1,458,000      1,323,000      4,718,000      3,903,000

Expenses
 Selling, general and administrative                    1,657,000      1,159,000      4,540,000      3,415,000
 Depreciation and amortization                             82,000         66,000        230,000        184,000
                                                       ----------     ----------    -----------    -----------

 Income (loss) from operations                           (281,000)        98,000        (52,000)       304,000
                                                       ----------     ----------    -----------    -----------

    Interest                                               72,000         72,000        219,000        212,000
    Other                                                       0              0              0          0
                                                       ----------     ----------    -----------    -----------

                                                           72,000         72,000        219,000        212,000
                                                       ----------     ----------    -----------    -----------

Income (loss) before provision for income taxes         ($353,000)        26,000      ($271,000)        92,000

Minority Interest                                               0              0              0         (4,000)
Provision for income taxes                                      0              0              0              0
                                                       ----------     ----------    -----------    -----------

Net Income  (loss)                                      ($353,000)       $26,000      ($271,000)     $  96,000
                                                       ----------     ----------    -----------    -----------


Net Income (loss) per share                             ($   0.01)     $    0.00      ($   0.01)      $   0.00
                                                       ----------     ----------    -----------    -----------

Weighted average number of shares
outstanding                                            24,104,116     20,512,130     23,193,445     20,163,671
                                                       ----------     ----------    -----------    -----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                         SHARES      COMMON      ADDITIONAL      ACCUMULATED          TOTAL
                                      STOCK    PAID-IN CAPITAL     DEFICIT

Balance at
December 31, 1996      20,755,463     $207,000    $21,656,000    ($18,013,000)     $3,850,000

Stock issued for cash   3,356,986       34,000      2,438,000                       2,472,000
Options/warrants
issued for services                                   244,000                         244,000
Net income  (loss)                                                    (271,000)      (271,000)
                       ----------     --------    -----------    -------------     -----------
Balance at
September 30, 1997     24,112,449     $241,000    $24,338,000    ($18,284,000)     $6,295,000
                       ----------     --------    -----------    -------------     -----------
                       ----------     --------    -----------    -------------     -----------

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1997             1996
OPERATING ACTIVITIES:
Net income (loss)                                      ($271,000)        $96,000
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                          230,000         184,000
  Minority interest in earnings                                          (14,000)
  Securities issued for services                                          15,000

  Changes in assets and liabilities:
    Accounts receivable                               (1,205,000)       (190,000)
     Income tax receivable                                               167,000
    Marketable securities                                 17,000          (2,000)
    Inventories                                         (360,000)       (716,000)
    Prepaid and other assets(1)                          (43,000)       (109,000)
    Accounts payable and accrued liabilities            (387,000)        391,000
                                                     -----------       ---------

Net cash provided by (used for) operating
  activities:                                         (2,019,000)       (178,000)
                                                     -----------       ---------

INVESTING ACTIVITIES:
    Acquisition of business                                              (49,000)
    Purchase of property and equipment                  (425,000)       (364,000)
    Purchase of intangible assets                       (106,000)        (30,000)
    Purchase of other assets                               2,000          (2,000)
                                                     -----------       ---------

Net cash used for investing activities                  (529,000)       (445,000)
                                                     -----------       ---------

FINANCING ACTIVITIES:
    Issuance of common stock(1)                        2,472,000         595,000
    Net proceeds (payments) on loans payable             105,000         247,000
    Net proceeds ( payments) on capital leases            54,000
    Net proceeds (payments)on notes payable              (31,000)       (110,000)
                                                     -----------       ---------
Net Cash provided by financing activities              2,600,000         732,000
                                                     -----------       ---------

Increase (decrease) in cash during the period             52,000         109,000

Cash, beginning of period                               $275,000        $344,000
                                                     -----------       ---------
Cash, end of period                                     $327,000        $453,000
                                                     -----------       ---------

------------------------
(1) Non - cash item: Options and warrants with fair values totalling $244,000 were issued to consultants for future services. This is reflected on the Cash Flow Statement as a deduction in common stock and prepaid expenses.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   THE COMPANY

     Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel products and woundcare products. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial, and clean room markets, predominantly in the United States.


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


3.   INVENTORIES                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996

     Raw Materials                                 $1,777,000     $1,511,000
     Work in process                                  179,000         76,000
     Finished goods                                 1,346,000      1,355,000
                                                   ----------     ----------
                                                   $3,302,000     $2,942,000
                                                   ----------     ----------
                                                   ----------     ----------



4.   ACCRUED LIABILITIES                          SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996

     Professional fees                               $123,000       $286,000
     Payroll and payroll taxes                        255,000        203,000
     Other                                            113,000        158,000
                                                     --------       --------
                                                     $491,000       $647,000
                                                     --------       --------
                                                     --------       --------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

5.   NOTES PAYABLE                                   SEPTEMBER 30,  DECEMBER 31,
                                                         1997          1996

     Note payable due in  monthly installments
     of $1,500, interest at 8.0%, maturing
     July 31, 1997                                                   $  9,000

     Note payable due in monthly installments
     of $4,000, interest at 6%, with the
     remaining balance due March 31, 1997                              14,000

     Notes payable to related parties, interest
     at 20% payable quarterly, due on demand                            8,000
                                                                      -------

                                                         $    -       $31,000
                                                         ------       -------
          Less:  Current portion                         $    -       $31,000
                                                         ------       -------

     Notes Payable, less current portion                 $    -       $     -
                                                         ------       -------


6.  NET INCOME/(LOSS) PER SHARE

     Net income/(loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Common stock equivalents have been excluded from the earnings per share calculation as no material dilutive effect would result.


7.  PROVISION FOR INCOME TAX

     No provision for income tax has been recorded in the Statement of Operations for the nine months ended September 30, 1997, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported a net loss for the three months ended September 30, 1997 of $353,000 as compared to net income of $26,000 for the three months ended September 30, 1996, representing an decrease
of $379,000.    For the nine months ended September 30, 1997 the net loss was
$271,000 compared to net income of $96,000 for the same period in 1996, representing a decrease of $367,000 .


SALES   Consolidated net sales for the three months ended September 30, 1997 increased to $4,708,000 from $3,772,000 in 1996, representing an increase of $936,000 or 24.8%. Net sales for the Apparel Division for the quarter ended September 30, 1997 were $3,170,000 as compared to $2,121,000 for the same period of 1996. The Apparel Division sales increase of $1,049,000 or 49.5% was primarily due to increased sales to the company's largest customer. Mask and eye shield sales decreased by 12.1%, to $994,000 for the third quarter of 1997 from $1,131,000 in the third quarter of 1996. This decrease is primarily the result of a drop in shield/mask combination product sales. Sales from the Company's Unreal Lambskin and other related products which includes a line of pet beds increased by 4.6% to $544,000 in the third quarter of 1997 compared
to $520,000 in the same period in 1996.   An increase in sales of rolled
Lambskin goods is primarily responsible for the increase. The Company's Unreal Lambskin line of pet products is expected to improve in future quarters. Consolidated sales were $13,184,000 and $11,231,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $2,003,000 or 17.8%. The increase is attributable to an increase in apparel sales of 43.9% and an increase in Unreal Lambskin of 5.4%, offset by a decrease in mask and shield products of 14.9%.

COST OF GOODS SOLD   Cost of goods sold increased to $3,250,0000 for the three
months ended September 30,1997 from $2,449,000 for the same period in 1996. As a percentage of net sales, cost of goods sold increased to 69.0% from 64.9%. Gross profit margin decreased to 31.0% for the three months ended September
30, 1997 from 35.1% for the three months ended September 30, 1996. For the nine months ended September 30, 1997 as compared to 1996, cost of goods sold increased to $8,466,000 from $7,328,000. As a percentage of net sales for the nine months, cost of goods sold decreased to 64.2% from 65.2%. Gross profit margin increased to 35.8% from 34.8% for the nine months ended September 30, 1997 and 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $498,000 to $1,657,000 for the three months ended September 30,1997 from $1,159,000 for the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 35.2% in the third quarter of 1997 from 30.7% for the same period in 1996. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $224,000; increased expense related to options/warrants issued for services of $20,000; increased public company expenses of $62,000 including investor relations, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; increased travel expenses of $86,000; increased professional fee expenses of $71,000; and increased commission expense of $55,000. Of the increase in payroll related costs, $145,000 is due to increases in factory indirect expenses of which the majority is attributable to the Apparel Division which had an increase in sales of 49.5%. As a percentage of net Apparel Division sales, selling, general and administrative expenses for the Apparel division decreased to 19.2% for the third quarter of 1997 as compared to 24.9% in the third quarter of 1996. Selling, general and administrative expenses increased by $1,125,000 to $4,540,000 for the nine months ended September 30,1997 from $3,415,000 for the nine months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 34.4% for the first three quarters of 1997 from 30.4% in the same period in 1996. The increase in selling, general and administrative expenses for the nine months ended September 30, 1997 is due to payroll related costs, public company expenses, professional fees and travel expenses as noted above.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $16,000, to $82,000 for the three months ended September 30, 1997 from $66,000 for the same period in 1996 and increased by $46,000 for the nine months ended September 30, 1997 compared to 1996. This increase is primarily attributable to an increase in the purchase of equipment through capital leases and amortization of goodwill on the acquisition of Ludan Corporation.

NET INTEREST Interest expense remained flat at $72,000 for both the third quarter of 1997 and for the third quarter of 1996. Interest expense increased by $7,000, or 3.3% for the nine months ended September 30, 1997 compared to 1996. The slight increase in interest expense is due to interest on the additional capital leases acquired.

INCOME (LOSS) FROM OPERATIONS Income from operations decreased by $379,000 to a loss of $281,000 for the three months ended September 30, 1997 as compared to income from operations of $98,000 for the three months ended September 30, 1996. Income from operations decreased by $356,000 to a loss of $52,000 for the nine months ended September 30, 1997 compared to income from operations of $304,000 for the same period in 1996. This change in income from operations of $356,000 for the nine months is due to an increase in gross profit of $815,000 offset by an increase in selling, general and administrative expenses of $1,125,000 and an increase in depreciation and amortization of $46,000.

NET INCOME (LOSS) The net loss for the three months ended September 30, 1997 was $353,000 compared to net income of $26,000 for the three months ended September 30, 1996, a decrease of $379,000 . The net income decrease is comprised of a change in loss from operations of $379,000 . The net loss for the nine months ended September 30, 1997 was $271,000 compared to net income of $96,000 for the nine months in 1996. The net loss increase of $367,000 for the nine months is comprised primarily of an increase in loss from operations of $356,000 and a slight increase in interest expense.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1996 or 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash of $327,000 and working capital of $4,340,000. During the nine months ended September 30, 1997, cash increased by $52,000 and accounts payable and accrued liabilities decreased by $387,000. The improvement of the company's cash and working capital is primarily due to the exercise of warrants and options for a total equity infusion of $2,472,000. The Company currently has a secured asset based lender's line of credit of $3,000,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in March 1998. At September 30, 1997, the maximum line of credit available was $2,254,000 for accounts receivable, inventory and equipment.

Net cash used for operations was $2,019,000 for the nine months ended September
30, 1997 and $178,000 for  the same period of 1996.    The Company's use of
cash from operations for the nine months ended September 30, 1997 is due primarily to increases in accounts receivable, inventories, prepaids and other assets and a decrease in accounts payable and accrued liabilities, offset by a decrease in marketable securities.

The Company's investing activities have consisted primaily of expenditures for fixed assets and intangible assets which totaled $529,000 for the nine months ended September 30, 1997.

The Company is in the process of expanding its sewing capacity in Mexico and anticipates that further additions to property and equipment for 1997 could be
approximately $100,000.   In addition it is anticipated that its mask
manufacturing capabilities are to be improved at an estimated cost of $100,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the nine months ended September 30, 1997, the Company's financing activities consisted primarily of the exercise of warrants and options and increases in the asset based loan of $105,000 and capital leases of $54,000 offset by repayments of borrowings totaling $31,000 which resulted in the net cash provided by financing activities of $2,600,000.

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


                                        Alpha Pro Tech, Ltd.


DATE:  NOVEMBER 12, 1997                BY:  /s/ SHELDON HOFFMAN
     ---------------------                 -----------------------------------
                                           SHELDON HOFFMAN
                                           CHIEF EXECUTIVE OFFICER
                                           CHIEF FINANCIAL OFFICER