Form 10-K405
period 1997-12-31
ALPHA PRO TECH LTD
filed 1998-03-31
CIK 884269

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 10549
                                     FORM 10-K

(Mark One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from____________to____________

                            Commission file number--019893

                                   -----------------

                                  ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

                                   -----------------

            Delaware                                    63-1009183
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.
incorporation or organization

Suite 112, 60 Centurian Drive
 Markham, Ontario                                         L3R 9R2
------------------------------             -----------------------------------
 Address of principal offices                             Zip Code

       Registrant's telephone number including area code: 905-479-0654

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Shares Par Value $.01 Per Share
                    -------------------------------------
                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

    The number of registrants's Common Shares outstanding as of March 25, 1998 was 24,112,449.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 was $ 22,225,642 based on the average bid and asked price on that date.

    Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998 (incorporated by reference under Part III).

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

BUSINESS

    The Company develops, manufactures and markets disposable protective apparel, food industry, infection control, extended care and consumer products for the cleanroom, food services, industrial, medical, dental and consumer markets. The Company operates through four divisions: apparel; food industry; mask and shield; and extended care. The Company's products are primarily sold under the "Alpha Pro Tech" brand names, but are also sold for use under private label.

    The Company's products are classified into five groups: Disposable protective apparel consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; food industry apparel consisting of a line of automated shoecovers, sleeve protectors, aprons, coveralls and bus boy jackets; Infection control products consisting of a line of facial masks and facial shields, extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; consumer products consisting of a line of pet bedding and pet toys.

    The Company's current strategy is to not only grow its cleanroom business through its exclusive agreement with VWR Scientific Products, but to refocus on its other core businesses which include medical, dental and pet markets. As part of its current strategy emphasis is being placed on developing innovative products and processes which are expected to increase gross margins. The Company will continue to pursue the food service industry with its proprietary shoecover, which helps prevent employees from slipping and falling on slippery surfaces, found in restaurants, supermarkets and food processing facilities.

    The Company's products are used primarily in hospitals, clean rooms, laboratories industrial and dental offices and are distributed principally in the United States through a network presently consisting of three purchasing groups, ten major distributors, approximately 200 additional distributors, approximately 10 independent sales representatives and a Company sales force of 8 people.

HISTORICAL DEVELOPMENT

    In April, 1989, the Company purchased all the assets, patents, trade secrets, inventory, goodwill and other properties to manufacture, among other items, certain transparent eye protection products utilizing optical-grade polyester film from John Russell (the inventor of certain products currently being manufactured, marketed and distributed by the Company), Al Millar (currently president and a director of the Company), Sheldon Hoffman (currently chief executive officer and a director of the Company), Robert Isaly, (currently a director of the Company), and Irving Bronfman, (a former director of the Company), BFD Inc. (an Alabama corporation), 779177 Ontario Inc. (a corporation owned by Messrs. Hoffman and Bronfman), Milmed International Distributors Limited (a company owned by Al Millar). None of the persons of entities referred to above were officers, directors or affiliated with the Company in any way prior to the transaction.

    From April 1, 1990 to August 30, 1991, the business currently being carried on by the Company, was operated by the BFD Industries Limited Partnership, an Ontario limited partnership (the "BFD Limited Partnership"), of which a wholly-owned subsidiary of the Company was the general partner, and of which there was only one limited partner. Pursuant to an agreement between the Company and the sole limited partner of the Company's Limited Partnership dated June 21, 1991, the Company purchased the limited partner's 50% interest in the BFD Limited Partnership for a purchase price of $1,000,000.00 The BFD
Limited Partnership was dissolved on August 30, 1991 and the business and operations have continued to be carried on by the Company directly.

    Prior to its acquisition of the business currently being conducted, the Company was involved in mining and exploration.

PRODUCTS

    The Company's product groups and products include the following:

              DISPOSABLE PROTECTIVE APPAREL

              * Shoecovers
              * Headcovers
              * Gowns
              * Coveralls
              * Lab Coats

              FOOD INDUSTRY

              * Automated Shoecovers
              * Sleeve Protectors
              * Aprons
              * Coveralls
              * Bus Boy Jackets

              INFECTION CONTROL

              * Face Masks
              * Face Shields

              EXTENDED CARE

              * Unreal Lambswool
              * Medi-Pads
              * Hospital Pads
              * Wheelchair accessories
              * Bedrail Pads
              * Knee and Elbow protectors

              CONSUMER PRODUCTS

              * Pet Bedding
              * Pet Toys


DISPOSABLE PROTECTIVE APPAREL

    The Apparel division was established April 1, 1994, for the acquisition of the assets of DMPI. The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico.

FOOD INDUSTRY

    Through the acquisition of Gem Nonwovens, Inc. a patented automated shoe cover machine was acquired. This prototype machine has been replaced with an improved new machine which in combination with a patent pending, laminated material produced by Ludan allowed the Company to develop a shoecover that to date is being tested by a number of restaurant chains with favorable results and is to be marketed on an exclusive basis by Chicopee, Inc. The balance of the food industry products are to be manufactured by the apparel division.

MASKS AND FACE SHIELDS

    The facemasks come in a wide variety of filtration efficiencies and styles. The Company's patented Positive Facial Lock-Registration Mark-feature that provides a custom fit to the face to prevent blow-by for better protection. Combine this feature with the Magic Arch-Registration Mark-, that holds the mask away from the nose and mouth and creates a breathing chamber, and you have a quality disposable facemask.

    The term "blow-by" is used to describe the potential for infectious material entering or escaping a facemask without going through the filter as a result of gaps or openings in the face mask.

    All of the face shields are made from an optical-grade, polyester film, and have a permanent anti-fog feature. This provides the wearer with extremely light weight, distortion-free protection that can be worn for hours and will not fog up from humidity and/or perspiration. An important feature of all eye and face shields is that they are disposable. This eliminates a chance of cross infection between patients and saves hospitals the expense of sterilization after every use.

EXTENDED CARE

    The Extended Care Division began with the Company's Unreal Lambswool pressure sore and bed patient monitoring system product lines. The Unreal Lambswool is used to prevent decubitus ulcers or bedsores on long term care patients. The bed patient monitoring system offers nurses an alarm system that tell when patients try to get out of bed. This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act
(OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

CONSUMER PRODUCTS

    The Consumer Product Division uses the Company's existing medical products and technologies for general consumer purposes. The Unreal Lambswool is being packaged for the retail pet bed market and pet toys.

MARKETS

    The Company's products are sold to the following markets: Infection Control Products, (Masks and Shields) and disposable protective apparel are sold to the Medical and Dental market and the Industrial and Cleanroom markets; Unreal Lambswool and Medi-Pads are sold to the Extended Care market; Pet Bedding and Pet Toys are sold to the consumer market; and Automated Shoe Covers are sold to the Food Industry, Medical, Industrial and Cleanroom market. The Company intends to expand its marketing efforts for the Food Industry to include apparel, such as sleeve protectors, aprons, coveralls and bus boy jackets as well as shields, although no sales of such products to the food industry have been made to date.

DISTRIBUTION

    The Company relies primarily on a network of independent distributors for the sale of its products including the following:

* VWR Scientific
* Allegiance Healthcare
* General Medical
* Medline Industries
* ABCO
* Texwipe
* Owens and Minor
* Astra Pharmaceutical
* Cottrell, Ltd.
* Henry Schein, Inc.

    Of the ten major distributors in the United States to the best of the Company's knowledge, all sell competing products.

    In 1994, the Company entered into an exclusive five year agreement to supply Baxter Scientific Products, a division of Baxter Healthcare Corporation, with eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. The distribution calls for Baxter to purchase a minimum of $1 million during the first year to retain exclusive distribution rights. This minimum figure has been attained for 1994 and 1995. During 1995, Baxter Scientific Products was sold to VWR Scientific Products who has continued to honor the Agreement. In 1996, a new agreement was entered into with VWR Scientific Products with required minimum purchases of $ 5,000,000 annually to retain exclusive distribution rights which was attained for 1996 and 1997.

    In April, 1996, the Company entered into a three year distribution agreement with Chicopee, Inc. of Dayton, New Jersey with respect to the distribution of the Company's line of Aqua Trak black shoe covers.

    Chicopee was granted exclusive distribution rights for the restaurant, food service, food processing and related businesses in the United State, Canada and Mexico. In order to maintain this exclusivity, Chicopee must purchase $
11 Million of products during the 18 month period, beginning April 8, 1996. Failure to meet such minimum purchases could result in termination of exclusivity. The contract also allows for new products to be added to the agreement with their own agreed upon minimum purchase amounts in return for similar exclusivity. Although minimum purchase requirements were not met for 1996 and 1997, Chicopee retained exclusivity.

    Sales to VWR Scientific Products, the successor to Baxter Scientific Products represented 42.9% of total sales for 1996, and 50.7% for 1997. The loss of this customer would have a material adverse effect on the Company's business.

    The Company does not generally have backlog orders, as orders are usually placed for immediate shipment and contract for shipment over a period time. The Company anticipates no problems in fulfilling orders as they are placed.

MANUFACTURING

    The Company's mask production, shield production and automated shoecover facility is located in a leased 26,800 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah. Approximately 3,000 square feet of this building is used for corporate offices. A 25,000 square foot facility is located at 615 North Parker Drive, Janesville, Wisconsin 53595 is used for the manufacture of the Company's real lambskin products.

    The Company's disposable protective apparels production is located in three facilities, a 45,000 sq. ft. facility is located at 1180 West Industrial Park Drive in Nogales, Arizona which is used for cutting, warehousing and shipping, a 33,000 square foot facility is located at Bustamonte Drive, Nogales, Mexico which is used for assembly of shields and sewing, and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora 83900, is used for sewing.

    As a result of the March, 1995 acquisition of Ludan Corporation, the Company has a material coating and automated shoe cover facility of 16,000 square feet located at 2224 Cypress Street, Valdosta, Georgia 31602.

    The Company has multiple suppliers of the materials used to produce its products. In that regard, the Company currently has no problems, and does not anticipate any problems, with respect to the sources and availability of the materials needed to produce its products. The business of the Company is not subject to seasonal considerations. It is necessary for the Company to have adequate finished inventory in stock, and the Company generally maintains a one to two-month supply of product. With respect to the optical grade polyester film used in its products, it generally must be ordered two months in advance, and the Company generally carries a three-month supply of film.

COMPETITION

    The Company faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Technol, Inc. of Fort Worth, Texas. Other large competitors would include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, and Isolyser, Inc., American Threshold and Maxium. The Company's major competitors in the industrial and cleanroom market are Technol, Inc., 3M, Isolyser, Inc., Kimberly Clark, Kappler USA, and Allegiance Health Care. In the extended care market, Texten Corp., Glenoit Mills and Hudson Industries are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation, Lazy Pet Company and Dogloo, Inc. The Company has entered the food service market with a new type of product, and expects competition from companies who provide floor treatment and manufacturers of safety boots such as Weinbrenner, Inc. However, the Company believes that the quality of its products, along with the price and service provided, will allow it to remain competitive in the disposable apparel market.

    The Company is not required to obtain regulatory approval from the U.S. Food and Drug Administration ("FDA") with respect to the sale of its products. The Company's products are however, subject to prescribed "good manufacturing practices" as defined by the FDA and its manufacturing facilities are inspected by the FDA every two years to assure compliance with such "good manufacturing practices." The Company is marketing a Particulate Respirator that meets the new O.S.H.A. respirator guidelines and which has been approved by the National Institute for Safety and Health (NIOSH). This product is designed to help prevent the breathing in of the tuberculosis virus.

    The Company does not anticipate that any federal, state and local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings and competitive position of its business.

PATENTS AND TRADEMARKS

PATENTS

    The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, the Company has 13 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products and a U.S. patent on the automated shoecover and the shoecover process. The Company also has a U.S. patent pending on a fluid impervious and non-slip fabric for the Company's Aqua-Trak shoe cover. The Company has foreign patents either issued or pending for its MEDS, 1/2 Coverall, Combo Cone and Combo products but doe not intend to maintain those foreign patents on products whose sales do not justify the maintenance expense. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know how to maintain and develop its commercial position.

    The various United States patents issued have remaining durations of approximately 9 to 14 years before expiry.

TRADEMARKS

    Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech and others. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

    As of February 1, 1998, the Company had 594 employees, including eight persons at its head office in Markham, Ontario, Canada; 40 persons at its facemask production facility in Salt Lake City, Utah and 20 persons at its Extended Care production facility in Janesville, Wisconsin; 25 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 200 persons at its shield assembly and sewing operation in Nogales, Mexico; 280 at its sewing operation in Benjamin Hill, Mexico; and 21 persons at its coating and automated shoe cover facility in Valdosta, Georgia.

    None of the Company's employees in the United States and Canada are subject to collective bargaining agreements. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 1998 agreement was signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.

ITEM 2. PROPERTIES

    The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $2,500 under a lease expiring January 31, 1999. Eight (8) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Vice President and Controller, Lloyd Hoffman work out of this head office.

    The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah 84054. The monthly rental is $6,413 for 32,000 square feet. This lease expires July 1, 1998 with successive 2-year renewal options at rents based on the U.S. Consumer Price Index.

    A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 25,000 square feet are leased for $5,600.00 monthly. The lease expires August 15, 2002. The Company's line of Extended Care products are manufactured in these facilities.

    The Apparel division has its cutting operation, warehousing, and shipping facility at 1140 West Industrial Park Drive, Nogales, Arizona. The monthly rental is $15,476.00 for 45,000 square feet. This lease expires July 31, 1999. Shield assembly and sewing is done at Bustamonte Drive in Sonora, Mexico. The monthly rental is $9,900 for 33,000 square feet. This lease expires july 31, 1999. Sewing is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $ 8,500 for 30,000 square feet. This lease expires January 31, 1999.

    The Coating Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $3,600 for 16,000 square feet.

    The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

ITEM 3. LEGAL PROCEEDINGS

    In June, 1996, an action was commenced against the Company in the Superior Court of the State of Arizona, in and for the County of Maricopa by New-Invest, Inc., an Arizona Corporation (the "Plaintiff"). This action involved a claim by the Plaintiff for the breach of an alleged contract to sell stock units consisting of Common Stock and Warrants in the Company to the Plaintiff through an alleged private offering. The lawsuit was originally filed in the Maricopa County (Arizona) Superior Court. Thereafter, the action was removed to the United States District Court for the District of Arizona. In November 1997, the lawyers for the Plaintiff withdrew as counsel of record. The District Court ordered that the Plaintiff secure replacement counsel for the reason that a corporation cannot appear in court on its own behalf. Upon failure to comply with this order, the District Court entered its Amended Judgment on December 4, 1997 dismissing the lawsuit with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1997.

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

    The high and low range of bids prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                                          LOW       HIGH
                                                       ---------  ---------
1995 First Quarter...................................      3/4      3-1/8
     Second Quarter..................................    1-7/8      2-5/8
     Third Quarter...................................    1-5/8      2-1/2
     Fourth Quarter..................................    1-7/16     2-1/16


1996 First Quarter...................................   1-1/32     1-31/32
     Second Quarter..................................   1-1/4      2-3/16
     Third Quarter...................................   1-1/32     1-11/32
     Fourth Quarter..................................     15/16    1-5/16

1997 First Quarter...................................     7/8      2-3/16
     Second Quarter..................................   1-15/32    1-1/2
     Third Quarter...................................   1-13/32    1-3/4
     Fourth Quarter..................................   1-1/2      1-17/32

1998 First Quarter...................................     27/32    1-1/4
(thru 03/25/98)

    Such over the counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    As at March 25, 1998 there were approximately 613 shareholders of record, and 3,500 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA

ALPHA PRO TECH, LTD.
SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 1997           1996          1995(1)         1994(2)           1993
HISTORICAL STATEMENT OF OPERATIONS DATA
Sales                                        $ 17,823,000   $ 14,863,000    $ 13,031,000   $ 11,966,000    $  9,439,000
Gross profit                                    6,229,000      5,198,000       4,469,000      4,247,000       3,500,000
Selling, general andadministrative expenses     6,531,000      4,610,000       4,342,000      3,562,000       4,852,000
Interest expense                                  308,000        279,000         563,000        898,000         450,000
Impairment loss on intangible assets                   --             --       4,922,000             --              --
Exchange of escrowed shares for new shares             --      2,204,000              --             --              --
Other expenses                                    319,000        250,000         613,000         455,000        824,000
                                              -----------    -----------     -----------     -----------    ------------
Total expenses including provision
  (benefit) for income taxes                    7,158,000      7,343,000      10,440,000       4,905,000      6,126,000
                                             ------------   ------------    ------------   -------------   -------------
Net income (loss)                            $   (929,000)  $ (2,145,000)   $ (5,971,000)  $    (658,000)  $ (2,626,000)
                                             ------------   ------------    ------------   -------------   -------------
Basic and diluted loss per share             $      (0.04)  $      (0.12)   $      (0.36)  $       (0.05)  $      (0.22)
                                             ------------   ------------    ------------   -------------   -------------
Weighted average shares used
 in basic and diluted loss per share           23,388,369     17,841,547      16,533,294      13,437,198     11,764,871

HISTORICAL BALANCE SHEET DATA

Current assets                               $  7,411,000   $  5,614,000    $  4,860,000    $  4,715,000   $  2,749,000
Total assets                                 $  9,985,000   $  7,481,000    $  6,410,000    $ 11,192,000   $  9,578,000
Current liabilities                          $  3,799,000   $  3,414,000    $  3,166,000    $  3,879,000   $  2,885,000
Long-term liabilities                        $    549,000   $    217,000    $    240,000    $  1,154,000   $    278,000
Common stockholders' equity                  $  5,637,000   $  3,850,000    $  3,004,000    $  6,159,000   $  6,415,000

(1) Includes the operations of Ludan Corporation which was acquired April 1, 1995. See footnote 12 in Notes to the Consolidated Financial Statements.
(2) Includes the operations of Disposable Medical Products, Inc. which was acquired on March 25, 1994. See footnote 12 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 compared to fiscal 1996

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported a net loss for the year ended December 31, 1997 of $929,000 as compared to a net loss of $2,145,000 for the year ended December 31, 1996 representing an improvement of $1,216,000. The net loss is attributable primarily to costs associated with Alpha's efforts to restructure into a more customer-driven, innovative operation and entering into an unprofitable venture into contract manufacturing of reusable apparel products that was discontinued in August 1997.

SALES Consolidated net sales for the year ended December 31, 1997 increased to $17,823,000 from $14,863,000 in 1996, representing an increase of $2,960,000 or 19.9%. Net sales for the Apparel Division for the year ended December 31, 1997 were $10,969,000 as compared to $7,475,000 for the same period of 1996. The Apparel Division sales increase of $3,494,000 or 46.7% was primarily due to increased sales to the Company's largest distributor which is expected to continue growing as a result of the Company's strategy toward developing innovative solutions to meet this and other customers needs. Net sales to this distributor were 50.7% and 42.9% of total net revenue for 1997 and 1996 respectively. Mask and eye shield sales decreased by 13.5%, to $4,354,000 in 1997 from $5,035,000 in 1996. This decrease is primarily the result of a drop in shield/mask combination product sales. Sales of mask and eye shield should strengthen in 1998 with the introduction of a new line of masks and shields. Sales from the Company's Extended Care Unreal Lambskin and other related products which includes a line of pet beds increased by 6.2% to $2,500,000 in 1997 compared to $2,353,000 in the same period in 1996. An increase in sales of Alpha's line of pet beds & related products is primarily responsible for the increase. The Company's line of pet products is expected to improve in the future. Alpha has recently restructured its business around a new strategy of innovation that will enable it to develop custom products to meet its customers needs in a very timely manner. This new approach is to satisfy customer requirements in a way that the Company's larger competitors are unable to match. The Company has a profit sharing agreement with its largest distributor. Goods shipped at cost to this distributor are to fill orders already received from the distributor's end users. Revenue for goods shipped to this distributor which includes goods shipped at cost as well as the Company's share of the profits, are recognized at the time of shipping.

COST OF GOODS SOLD Cost of goods sold increased to $11,594,000 for the year ended December 31,1997 from $9,665,000 for the same period in 1996. As a percentage of net sales, cost of goods sold remained flat at 65.0% for both 1997 and 1996. Gross profit margin also remained constant at 35.0% for the year ended December 31, 1997 and 1996 respectively. Management expects the gross profit margin to improve through its new strategic emphasis of developing innovative products and processes but there can be no assurance that these margin improvements will be attained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $1,921,000 to $6,531,000 for the year ended December 31, 1997 from $4,610,000 for the year ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 36.6% in 1997 from 31.0% in 1996. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $886,000; increased marketing, commissions and travel expenses of $560,000; increased expense related to options/warrants issued for services of $98,000; increased public company expenses of $96,000 including investor relations, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; increased professional fee expenses of $104,000; increased rent of $47,000; increased telecommunications expense of $41,000 and increased general office and factory expenses of $79,000. Of the increases in payroll related costs, $637,000 is due to increases in factory indirect expenses of which the majority is attributable to the Apparel Division which had an increase in sales of 46.7%. As a percentage of Apparel Division sales, selling, general and administrative expenses for the Apparel division decreased slightly to 20.6% in 1997 as compared to 20.9% in 1996. The 1997 increase in selling, general and administrative expenses are primarily as a result of Alpha's new innovative and customer-driven strategy.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $65,000 to $319,000 for the year ended December 31, 1997 from $254,000 for the same period in 1996. This increase is primarily attributable to an increase in the purchase of equipment through capital leases and amortization of goodwill on the acquisition of Ludan Corporation.

NET INTEREST Interest expense increased by $29,000, to $308,000 for the year ended December 31, 1997 from $279,000 for the year ended December 31, 1996. The increase in interest expense is due to interest on the additional capital leases acquired. In December 1997, the Company entered into a new three-year $2,900,000 credit facility with an asset-based lendor at prime plus 2%. Alpha's previous credit facility was at prime plus 5%.

LOSS FROM OPERATIONS Loss from operations decreased by $1,249,000 to a loss of $621,000 for the year ended December 31, 1997 as compared to a loss from operations of $1,870,000 for the year ended December 31, 1996. The decreased loss from operations of $1,249,000 is due to an increase in gross profit of $1,031,000 ; a decrease of $2,204,000 on the 1996 non cash transaction of the exchange of escrow shares offset by an increase in selling, general and administrative expenses of $1,921,000; and an increase in depreciation and amortization of $65,000.

NET LOSS The net loss for the year ended December 31, 1997 was $929,000 compared to a net loss of $2,145,000 for the year ended December 31, 1996, an improvement of $1,216,000 . The net loss decrease of $1,216,000 is comprised primarily of a decrease in loss from operations of $1,249,000 offset by an increase in interest expense of $29,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1997 or 1996.

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

SALES Consolidated net sales for the year ended December 31, 1996 increased to $14,863,000 from $13,031,000 in 1995, representing an increase of $1,832,000 or 14.1%. Net sales for the Apparel Division for the year ended December 31, 1996 were $7,475,000 as compared to $4,953,000 for the same period of 1995. The Apparel Division sales increase of $2,522,000 or 50.9% was primarily due to increased sales to its largest customer which was made possible by the completion in the first quarter of 1996 of the new manufacturing facility in Nogales, Mexico. Mask, and eye shield sales decreased by 3.3%, to $5,035,000 in 1996 from $5,205,000 in 1995. Mask, and eye shield sales to dentists were virtually unchanged while the decrease can be attributed to lower medical sales. Sales from the Company's Unreal Lambskin and other related products which includes a line of pet beds, decreased by 18.1% to $2,353,000 in 1996 from $2,873,000 in 1995. The decrease in the Unreal Lambskin sales is the result of a decline in medical pad sales combined with the loss of a major pet bed distributor and the loss of business due to competitive pricing of rolled good products. The Company's Unreal Lambskin line of products is a mature line which is no longer an area for significant growth.

COST OF GOODS SOLD Cost of goods sold increased to $9,665,000 for the year ended December 31, 1996 from $8,562,000 for the same period in 1995. As a percentage of net sales, cost of goods sold decreased to 65% from 65.7%. Gross profit margin increased slightly to 35.0% for the year ended December 31, 1996 from 34.3% for the year ended December 31, 1995. Management expects the gross profit margin to continue to improve through the streamlining of its manufacturing facilities but there can be no assurance that these improvements will be attained.

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

DEPRECIATION & AMORTIZATION Depreciation and amortization expense decreased by $364,000, to $254,000 for the year ended December 31, 1996 from $618,000 for the same period in 1995. This decrease is primarily attributable to the write off at the end of 1995 of the remaining intangible assets acquired on the acquisition of its wholly-owned subsidiary, Alpha Pro Tech Inc. This is partially offset by Apparel Division fixed asset additions in 1996 and the amortization of goodwill recorded in connection with the Ludan acquisition.

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

EXCHANGE OF ESCROW SHARES

Pursuant to an agreement dated April 5, 1989, the Company purchased all of the assets of BFD Inc. from certain individuals. The purchase price of $625,000 Canadian was settled by the issuance of 3,500,000 common shares and the assumption of liabilities of $520,000 Canadian. Of the shares issued, 3,150,000 were subject to an escrow agreement. On December 30, 1996, all of the escrowed shares, except for the shares canceled in connection with the settlement with John P. Russell, were exchanged for new shares. The 2,475,000 new shares were valued at the fair market value of the shares on the date of the exchange which resulted in a $2,204,000 charge to earnings that was recorded during the fourth quarter of 1996. Additionally, the paid in capital increase $2,204,000 resulted in no net change to stockholders equity. The 2,475,000 shares held in escrow were canceled effective December 30, 1996.

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



LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash of $490,000 and working capital of

$3,612,000. During the year ended December 31, 1997, cash increased by $215,000 and accounts payable and accrued liabilities increased by $389,000. The improvement of the company's cash and working capital is primarily due to the exercise of warrants and options for a total equity infusion of $2,463,000. The Company currently has secured a new asset based lender's line of credit of $2,900,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in December 2000. At December 31, 1997, the maximum line of credit available was $2,144,000 for accounts receivable, inventory and equipment of which $773,000 remained available at December 31, 1997.

Net cash used for operations was $1,973,000 for the year ended December 31, 1997 and $298,000 for the same period of 1996. The Company's use of cash from operations for the year ended December 31, 1997 is due primarily to increases in accounts receivable, inventories, prepaids and other assets offset by an increase in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets and intangible assets of $534,000, $70,000 for business acquisition offset by $18,000 for the sale of marketable securities for a total of $586,000 for the year ended December 31, 1997.

The Company anticipates that its mask manufacturing capabilities are to be improved based on customer demands at an estimated cost of $225,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the year ended December 31, 1997, the Company's financing activities consisted primarily of the exercise of warrants and options for $2,463,000, increases in the asset based loan of $179,000, offset by principle payment on capital leases of $71,000 and repayments of borrowings totaling $50,000 which resulted in the net cash provided by financing activities of $2,521,000.

Management believes that it has available cash and borrowings to finance all known financial commitments for at least 12 months and also expects to show positive cash flow for 1998.



NEW ACCOUNTING STANDARDS

The financial accounting standards board has issued statement of financial accounting standards (SFAS) No. 128, "Earnings Per Share," which became effective after December 15, 1997. SFAS 128 requires the computation of "basic" earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and "diluted" earnings per share, which includes all such shares if dilutive. Potential common shares for all years were anti-dilutive and accordingly were excluded from the loss per share calculations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE

                                    PART III

    The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 1998), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company is expected to be held on June 19, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2 Financial Statement and Financial Statement Schedules

    SEE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES APPEARING ON PAGE F-1 OF THIS FORM 10-K

(b) Exhibit Index

ITEM 16. EXHIBITS

(3)  (a)    Certificate of Incorporation dated February 17, 1983
     (b)    Certificate of Change of Name dated July 27, 1988
     (c)    Certificate of Change of Name dated July 4, 1989
     (d)    Memorandum
     (e)    Articles (equivalent to By-Laws)
     (f)    Certificate of Incorporation of Alpha Pro Tech, Ltd. dated
            June 15, 1994*
     (g)    Application for Certificate of Registration and Articles
            of Continuance- State of Wyoming--Filed June 24 1994 *
     (h)    Certificate of Registration and Articles of Continuance
            of Secretary of State, State of Wyoming, dated
            June 24, 1994 *
     (i)    Certificate of Secretary of State of Wyoming dated June 24, 1995 *
     (j)    Certificate of Amendment of Certificate of Incorporation
            of Alpha Pro Tech, Ltd., dated June 24, 1994 *
     (k)    Article of Merger of BAD Industries, Inc., a Wyoming Corporation
            and Alpha Pro Tech, Ltd., a Delaware Corporation, effective
            July 1, 1994 *
     (l)    Certificate of Ownership and Merger which merges BAD Industries with and into Alpha Pro Tech, Ltd., a Delaware Corporation effective July 1, 1994 *
(4)  (a)    Form of Common Stock Certificate **

(10) (a)    Form of Director's Stock Option Agreement
     (b)    Form of Employee's Stock Option Agreement
     (c)    Employment Agreement between the Company and Al Millar dated
            June, 1989
     (c)(i) Employment Agreement between the Company and
            Donald E. Bennett, Jr. **
     (c)(ii)Employment Agreement between the Company and Michael Scheerer ***
     (d)    Lease Agreement between White Dairy Company, Inc. and the
            Company for lease of the premises situated at 2724-7th Avenue
            South, Birmingham, Alabama, 35233, dated March, 1990 and
            amendment thereto dated April, 1990
     (e)    BAD Industries Limited Partnership Agreement between 881216 Ontario
            Inc. and Bernard Charles Sherman dated May 17, 1990
     (f)    Asset Purchase Agreement between the Company and the BAD
            Industries Limited Partnership dated May 17, 1990

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

(16) (a)    Letter, re: Changes in certifying accountant *

(27) Financial Data Schedule (filed herewith)


------------------------

    Unless otherwise noted, all of the foregoing exhibits are incorporated by reference to Form 10 Registration Statement (File No. 0-1983) filed on February 25, 1992.

* Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 019893)

** Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

*** Incorporated by reference to Post-Effective Amendment No. 1 filed January
    30, 1997 to Registration Statement on Form S-1 (File No. 33-93894)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALPHA PRO TECH, LTD.

Date: March 27, 1998                   By: S/SHELDON HOFFMAN
      --------------                       -------------------------------
                                           Sheldon Hoffman
                                           Chief Executive Officer,
                                           Principal Financial Officer
                                           and Director

Date: March 27, 1998                   By: S/LLOYD HOFFMAN
      --------------                       -------------------------------
                                           Lloyd Hoffman
                                           Vice President, Controller and
                                           Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 27, 1998.

    S/DONALD E. BENNETT, JR.
    ----------------------------------
    Donald E. Bennett, Jr. Director

    S/SHELDON HOFFMAN
    ----------------------------------
    Sheldon Hoffman, Director

    S/ROBERT H. ISALY
    ----------------------------------
    Robert H. Isaly, Director

    S/ALEXANDER W. MILLAR
    ----------------------------------
    Alexander W. Millar, Director

    S/ DR. JOHN RITOTA
    ----------------------------------
    Dr. John Ritota, Director

Alpha Pro Tech, Ltd.

Report and Consolidated Financial Statements

December 31, 1997, 1996 and 1995

Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                            Page

Financial Statements:

     Report of Independent Accountants.......................................F-2

     Consolidated Balance Sheets at December 31, 1997 and 1996...............F-3

     Consolidated Statements of Operations for each of the three years ended December 31, 1997...............................................F-4

     Consolidated Statements of Shareholders' Equity for the
       three years ended December 31, 1997...................................F-5

     Consolidated Statements of Cash Flows for the three years ended
       December 31, 1997.....................................................F-6

     Notes to Consolidated Financial Statements..............................F-8

Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997..............................................F-22

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Salt Lake City, Utah
February 24, 1998

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                          December 31,
                                                                      1997            1996
Assets
Current assets:
   Cash                                                          $    490,000    $    275,000
   Marketable securities - restricted                                  21,000          39,000
   Accounts receivable, net of allowance for doubtful accounts
      of $91,000 and $122,000                                       2,805,000       2,170,000
   Income taxes receivable                                              5,000           5,000
   Inventories                                                      3,697,000       2,942,000
   Prepaid expenses and other assets                                  393,000         183,000
                                                                 ------------    ------------
                                                                    7,411,000       5,614,000

Property and equipment, net                                         2,084,000       1,615,000
Intangible assets, net                                                305,000         219,000
Other                                                                 185,000          33,000
                                                                 ------------    ------------
                                                                 $  9,985,000    $  7,481,000
                                                                 ============    ============
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                              $  2,142,000    $  1,600,000
   Accrued liabilities                                                494,000         647,000
   Due to related parties                                                  --          19,000
   Notes payable, including $0 and $8,000 due to related
      parties at December 31, 1997 and 1996, respectively                  --          31,000
   Loans payable, current portion                                   1,051,000       1,081,000
   Capital leases, current portion                                    112,000          36,000
                                                                 ------------    ------------
                                                                    3,799,000       3,414,000

Loans payable, less current portion                                   320,000         112,000
Capital leases, less current portion                                  229,000         105,000
                                                                 ------------    ------------
                                                                    4,348,000       3,631,000
                                                                 ------------    ------------

Commitments and contingencies

Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
      24,112,449 and 20,755,463 issued and outstanding at
      December 31, 1997 and 1996, respectively                        241,000         207,000
   Additional paid-in capital                                      24,338,000      21,656,000
   Accumulated deficit                                            (18,942,000)    (18,013,000)
                                                                 ------------    ------------
                                                                    5,637,000       3,850,000
                                                                 ------------    ------------
                                                                 $  9,985,000    $  7,481,000
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                              Year ended December 31,
                                                       1997            1996            1995
Sales                                              $ 17,823,000    $ 14,863,000    $ 13,031,000

Cost of goods sold, excluding depreciation
   and amortization                                  11,594,000       9,665,000       8,562,000
                                                   ------------    ------------    ------------
                                                      6,229,000       5,198,000       4,469,000

Expenses:
   Selling, general and administrative                6,531,000       4,610,000       4,342,000
   Depreciation and amortization                        319,000         254,000         618,000
   Impairment loss on intangible assets (Note 6)             --              --       4,922,000
   Exchange of escrowed shares
      for new shares (Note 9)                                --       2,204,000              --
                                                   ------------    ------------    ------------
   Loss from operations                                (621,000)     (1,870,000)     (5,413,000)
                                                   ------------    ------------    ------------

   Other (income) expense
      Interest, net                                     308,000         279,000         563,000
      Other                                                  --              --         (10,000)
                                                   ------------    ------------    ------------

                                                        308,000         279,000         553,000
                                                   ------------    ------------    ------------

Loss before minority interest in consolidated
   subsidiary and provision (benefit) for
   income taxes                                        (929,000)     (2,149,000)     (5,966,000)

Minority interest in loss (income) of
   consolidated subsidiary                                   --           4,000          (5,000)
Provision (benefit) for income taxes                         --              --              --
                                                   ------------    ------------    ------------
Net loss                                           $   (929,000)   $ (2,145,000)   $ (5,971,000)
                                                   ============    ============    ============

Basic loss per share                               $      (0.04)   $      (0.12)   $      (0.36)
                                                   ============    ============    ============

Diluted loss per share                             $      (0.04)   $      (0.12)   $      (0.36)
                                                   ============    ============    ============
Basic weighted average number of
   shares outstanding                                23,388,369      17,841,547      16,533,294
                                                   ============    ============    ============
Diluted weighted average number of
   shares outstanding                                23,388,369      17,841,547      16,533,294
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------

                                                          Additional   Cumulative
                                              Common       Paid-in     Translation   Accumulated
                                Shares        Stock        Capital     Adjustments     Deficit          Total
Balance at
   December 31, 1994          16,203,094  $    163,000  $ 15,893,000  $    139,000   $(10,036,000)  $  6,159,000
Stock issued for cash          2,564,088        25,000     1,751,000            --             --      1,776,000
Stock issued for services         16,949            --        13,000            --             --         13,000
Options/warrants issued
   for services                       --            --       177,000            --             --        177,000
Conversion of notes
   payable to common
   stock                       1,126,999        11,000       839,000            --             --        850,000
Reclassification to
   accumulated deficit                --            --            --      (139,000)       139,000             --
Net loss                              --            --            --            --     (5,971,000)    (5,971,000)
                            ------------  ------------  ------------  ------------   ------------   ------------
Balance at
   December 31, 1995          19,911,130       199,000    18,673,000            --    (15,868,000)     3,004,000
Stock issued upon exercise
   of options/warrants           844,333         8,000       711,000            --             --        719,000
Options/warrants issued
   for services                       --            --        68,000            --             --         68,000
Exchange of escrowed
   shares                             --            --     2,204,000            --             --      2,204,000
Net loss                              --            --            --            --     (2,145,000)    (2,145,000)
                            ------------  ------------  ------------  ------------   ------------   ------------
Balance at
   December 31, 1996          20,755,463       207,000    21,656,000            --    (18,013,000)     3,850,000
Stock issued upon exercise
   of options/warrants         3,356,986        34,000     2,429,000            --             --      2,463,000
Options/warrants issued
   for services                       --            --       253,000            --             --        253,000
Net loss                              --            --            --            --       (929,000)      (929,000)
                            ------------  ------------  ------------  ------------   ------------   ------------
Balance at
   December 31, 1997          24,112,449  $    241,000  $ 24,338,000  $         --   $(18,942,000)  $  5,637,000
                            ============  ============  ============  ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                              Year ended December 31,
                                                        1997          1996         1995
Cash flows from operating activities:
   Net loss                                         $  (929,000)  $(2,145,000)  $(5,971,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                   319,000       254,000       618,000
        Write-off of impaired intangibles (Note 5)           --            --     4,922,000
        Exchange of escrowed shares (Note 9)                 --     2,204,000            --
        Minority interest                                    --        (4,000)        5,000
        Securities issued for services                  120,000        39,000       190,000
        Changes in assets and liabilities:
          Accounts receivable                          (635,000)      (99,000)     (214,000)
          Income taxes receivable                            --       167,000            --
          Inventories                                  (755,000)     (844,000)      (59,000)
          Prepaid and other assets                     (229,000)      (15,000)      181,000
          Accounts payable and accrued liabilities      389,000       145,000      (152,000)
                                                    -----------   -----------   -----------
   Net cash used in operating activities             (1,720,000)     (298,000)     (480,000)
                                                    -----------   -----------   -----------
Cash flows from investing activities:
   Acquisition of businesses                            (70,000)      (49,000)      (35,000)
   Purchase of property and equipment                  (481,000)     (388,000)     (349,000)
   Cost of intangible assets                            (53,000)      (20,000)      (55,000)
   Sale (purchase) of marketable security                18,000        (3,000)      (36,000)
   Proceeds from note receivable                             --            --        58,000
                                                    -----------   -----------   -----------
   Net cash used for investing activities              (586,000)     (460,000)     (417,000)
                                                    -----------   -----------   -----------
Cash flows from financing activities:
   Issuance of common stock                           2,463,000       719,000     1,776,000
   Proceeds from related parties                             --       124,000            --
   Payments to related parties                          (19,000)     (149,000)     (323,000)
   Net proceeds from loans payable                    1,936,000       136,000            --
   Net principal repayments on loans payable         (1,757,000)           --      (120,000)
   Principal repayments on notes payable                (31,000)     (106,000)     (420,000)
   Principal repayments on capital leases               (71,000)      (35,000)      (12,000)
                                                    -----------   -----------   -----------
   Net cash provided by financing activities          2,521,000       689,000       901,000
                                                    -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

ALPHA PRO TECH, LTD.

------------------------------------------------------------------------------

                                       Year ended December 31,
                                   ------------------------------
                                     1997        1996      1995
                                   --------   --------   --------
Increase (decrease) in cash......  $215,000   $(69,000)  $  4,000

Cash, beginning of period........   275,000    344,000    340,000
                                   --------   --------   --------
Cash, end of period..............  $490,000   $275,000   $344,000
                                   --------   --------   --------

Supplemental disclosure of cash
  flow information:
    Cash paid for interest.......  $375,000   $317,000   $560,000
                                   --------   --------   --------
    Cash paid for income taxes...  $     --   $     --   $     --
                                   --------   --------   --------

Non-cash investing and financing activity:
    1997
    The Company incurred capital lease obligations for machinery and equipment of $270,000.

    1996
    Effective June 1996, the Company acquired the remaining 20% minority interest in Ludan Corporation for a $68,000 note payable of which $19,000 was unpaid at December 31, 1996.

    The Company incurred capital lease obligations for machinery and equipment of $105,000.

    1995
    Effective April 1995, the Company acquired an 80% interest in Ludan Corporation for $35,000 in cash including $6,000 of direct acquisition costs, plus assumption of net liabilities of $23,000. In addition, a note payable in the amount of $20,000 owed by LC to a third party was converted to 20,000 shares of the Company's common stock.

    Notes payable of $830,000 were converted to 1,106,999 shares of common stock in 1995.

    The Company incurred capital lease obligations for office equipment and machinery and equipment of $83,000.

    The accompanying notes are an integral part of these financial statements.

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
1.  THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover and apparel products and woundcare products. Through its 1992 acquisition of Alpha Pro Tech, Inc. (APT), a wholly-owned subsidiary, the Company began manufacturing and distributing its line of disposable mask and shield products and woundcare products. In 1994, APT acquired all of the assets of Disposable Medical Products, Inc. (DMP). DMP manufactures and distributes the Company's disposable apparel products and has become the primary division of the Company. In April 1995, the Company, through APT, acquired an 80% interest in Ludan Corporation (LC). In June 1996, the Company acquired the minority shareholders 20% interest in LC (Note 12). Through this acquisition, the Company has developed other applications for existing products, particularly disposable apparel and automated shoe cover products, to market to the food service and other industries. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States.

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

    REVENUE RECOGNITION
    Revenue is generally recognized when goods are shipped to the customers. The Company has an agreement with its largest customer whereby revenue is recognized at cost when goods are shipped. When this customer sells goods to third parties, the resulting profits are then recorded by the Company. Revenues are reduced for anticipated sales returns and allowances.

    MARKETABLE SECURITIES
    The Company complies with Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities" which requires investment securities to be classified as either held to maturity, trading or available for sale.

    At December 31, 1997, the marketable security is a restricted certificate of deposit held by a financial institution that serves as a compensating balance for lines of credit relating to the Company's credit cards. The Company has classified its short-term security as available for sale and appropriately recorded it at its fair market value of $21,000.

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

    INVENTORIES
    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    ADVERTISING
    Advertising costs consist primarily of catalog preparation and printing costs which are charged to expense when shipped. Catalog costs expensed in 1997, 1996 and 1995 were $16,000, $0 and $41,000, respectively.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives as follows:


Factory equipment................................................................  9-20 years
Office furniture and equipment...................................................  7 years
Leasehold improvements...........................................................  4-6 years
Vehicles.........................................................................  5 years

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

    At each balance sheet date, the Company reviews its intangible assets and determines whether an impairment has occurred by evaluating whether the carrying value of intangible assets exceed their respective future undiscounted cash flows, excluding interest. If an impairment has occurred, the Company evaluates the expected fair value of the assets based upon expectations of future discounted cash flows. As of December 31, 1995, the Company concluded that an impairment of $4,922,000 existed and recorded that amount during the fourth quarter of 1995 (Note 5).

    INCOME TAXES
    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes.

    TRANSLATION OF FOREIGN CURRENCIES
    During 1992, the Company adopted the United States dollar as the functional currency. Prior to 1992, the Canadian dollar was the functional currency. Prior to December 31, 1995, the difference of $139,000 in translation for periods prior to the change in functional currency has been recorded as the cumulative translation adjustment in shareholders' equity. At December 31, 1995, the Company reclassified the cumulative translation adjustment account to accumulated deficit as the balance is

ALPHA PRO TECH, LTD.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

    immaterial to overall shareholders' equity and the account will not change in future years. Transactions in foreign currencies during the reporting periods are translated into the functional currency at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date and are immaterial in amount. Transaction gains or losses on foreign exchange are reflected in net loss for the periods presented and are immaterial in amount.

    LOSS PER SHARE
    Earnings per share "EPS" have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" which became effective after December 15, 1997. All periods prior to December 15, 1997 have been restated to conform with the provisions SFAS 128.

    The following table provides a reconciliation of both the net loss and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and "diluted" EPS, which includes all such shares.

                                                For the Year Ended December 31,
                                            ----------------------------------------
                                               1997           1996          1995
                                            -----------   -----------   -----------
Net loss (Numerator)......................   $ (929,000)  $(2,145,000)  $(5,971,000)

Shares (Denominator):
  Basic average common shares.............   23,388,369    17,841,547    16,533,294
  Add: Dilutive effect of stock options
    and warrants..........................           --            --            --
                                            -----------   -----------   -----------
  Diluted shares..........................  $23,388,369   $17,841,547   $16,533,294
                                            -----------   -----------   -----------
Per Share Amount-Net Loss:
  Basic...................................  $     (0.04)  $     (0.12)  $     (0.36)
  Diluted.................................  $     (0.04)  $     (0.12)  $     (0.36)


    For 1995, the basic and diluted common share calculations (denominator) exclude 2,475,000 shares held in escrow. Such shares were issued to management on December 30, 1996 (Note 9) and have been included in basic and diluted common shares thereafter. Potential common shares for all years were anti-dilutive and accordingly were excluded from the loss per share calculations.

    MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK
    With the acquisition of the assets and business of DMP in 1994, the Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 50.7%, 42.9% and 28.2% of total net revenue for 1997, 1996 and 1995, respectively. Trade receivables from this distributor were 42.3% and 33.7% of total trade receivables for 1997 and 1996, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued professional fees, other accrued liabilities, due to related parties, notes payable and loans payable approximate their respective book values at December 31, 1997 and 1996.

ALPHA PRO TECH, LTD.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

    STOCK FOR SERVICES
    Common stock, stock options to purchase common stock and warrants to purchase common stock that are granted to third parties in exchange for services are valued at their estimated fair value at the date of grant and are expensed over the period the services are rendered.

    STOCK BASED COMPENSATION
    In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation," which establishes an accounting method based on the fair value of equity instruments awarded to employees to account for its stock-based compensation, the Company applies the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation. The company also provides pro forma disclosure in the notes to the financial statements of the differences between the fair value method and the intrinsic value method (Note 9).

3.  INVENTORIES

    Inventories consist of the following:

                                                      1997       1996
                                                   ----------  ----------
Raw materials...................................   $1,741,000  $1,511,000
Work in process.................................      370,000      76,000
Finished goods..................................    1,586,000   1,355,000
                                                   ----------  ----------
                                                   $3,697,000  $2,942,000
                                                   ----------  ----------

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                      1997       1996
                                                   ----------  ----------
Machinery and equipment..........................  $2,557,000  $2,042,000
Officer furniture and equipment..................     525,000     334,000
Leasehold improvements...........................      90,000      75,000
                                                   ----------  ----------
                                                    3,172,000   2,451,000
Less accumulated depreciation and amortization...  (1,088,000)   (836,000)
                                                   ----------  ----------
                                                   $2,084,000  $1,615,000

ALPHA PRO TECH, LTD.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

   Included in the above amounts are the following assets under capital lease obligations:


                                                    1997            1996

   Machinery and equipment                       $ 396,000       $ 162,000
   Office furniture and equipment                   62,000          26,000
                                                 ---------       ---------
                                                   458,000         188,000

   Less accumulated amortization                  (102,000)        (42,000)
                                                 ---------       ---------
                                                 $ 356,000       $ 146,000
                                                 ---------       ---------
                                                 ---------       ---------

5. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                    1997            1996
   Goodwill                                      $ 206,000       $ 136,000
   Patents                                         107,000          57,000
   Other                                            84,000          81,000
                                                 ---------       ---------
                                                   397,000         274,000
   Less accumulated amortization                   (92,000)        (55,000)
                                                 ---------       ---------
                                                 $ 305,000       $ 219,000
                                                 ---------       ---------
                                                 ---------       ---------

IMPAIRMENT LOSS

   The Company acquired all of the common stock of APT in May 1992 for $7,307,000 including direct acquisition costs of $107,000. The acquisition was accounted for as a purchase and the purchase price was ultimately allocated as follows:


   Net identifiable assets                                $  690,000
   Goodwill                                                5,148,000
   Patents                                                 1,012,000
   Trademarks                                                127,000
   Non compete agreement                                     300,000
   Other                                                      30,000
                                                          ----------
                                                          $7,307,000
                                                          ----------
                                                          ----------

                                       F-12

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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


                                                                  December 31,
                                                                      1995
   Goodwill                                                         $ 4,215,000
   Patents                                                              586,000
   Trademrks                                                             61,000
   Other                                                                 60,000
                                                                     ----------
                                                                    $ 4,922,000
                                                                     ----------
                                                                     ----------

6. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:


                                                       1997           1996
   Professional fees                                $ 145,000       $ 286,000
   Payroll and payroll taxes                          267,000         203,000
   Other                                               82,000         158,000
                                                    ---------       ---------
                                                    $ 494,000       $ 647,000
                                                    ---------       ---------
                                                    ---------       ---------

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

7. NOTES PAYABLE

   Notes payable consist of the following:

                                                      1997            1996
   Note payable due in monthly installments of
     $1,500, interest at 8.0%, maturing July 31,
     1997                                           $      --       $  9,000

   Note payable due in monthly installments of
     $4,000, interest at 6%, with the remaining
     balance due March 31, 1997                            --         14,000

   Note payable to related parties, interest at
     20% payable quarterly, due on demand                  --          8,000
                                                    ---------       ---------
                                                           --         31,000
   Less: Current portion                                              31,000
                                                    ---------       --------
   Notes payable, less current portion              $      --       $     --
                                                    ---------       ---------
                                                    ---------       ---------

8. LOANS PAYABLE

   In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. Loans payable at December 31, 1997 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a $2,500,000 line of credit and a $400,000 term loan secured by accounts receivable, inventory, trademarks, patents, property and equipment, and 66.67% of the issued and outstanding shares of DPI. The credit facility bears interest at prime plus 2% which was 10.5% at December 31, 1997.

    The Company paid $29,000 in loan origination fees to obtain the credit facility. Under the terms of the agreement, the Company pays a 0.5% loan fee annually and is subject to certain other minimum loan fees, unused line fees and prepayment penalties if the line of credit is repaid early.

    The Company used certain of the proceeds of its new facility to repay its previous asset-based loan. Loans payable at December 31, 1996 represent outstanding amounts against this previous facility. Additionally, under the terms of the previous facility, the Company paid $63,000, $84,000 and $76,000 in loan and unused line of credit fees for the years ended December 31, 1997, 1996 and 1995, respectively.

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Future maturities for loans payable are as follows:

1998                                         $1,051,000
1999                                             80,000
2000                                             80,000
2001                                             80,000
2002                                             80,000
                                             ----------
                                             $1,371,000
                                             ----------
                                             ----------

9. SHAREHOLDERS' EQUITY

ESCROWED SHARES

    Pursuant to an agreement dated April 5, 1989, the Company purchased all of the assets and business of BFD Inc. from certain individuals. The purchase price of $625,000 Canadian was settled by the issuance of 3,500,000 shares of common stock and the assumption of liabilities of $520,000 Canadian. Of the shares issued, 3,150,000 were subject to an escrow agreement. On December 30, 1996, all of the escrowed shares, except for 675,000 shares which were canceled in connection with a legal settlement with a former stockholder, were exchanged for new shares. The 2,475,000 new shares were valued at fair market value on the date of the exchange which resulted in a $2,204,000 charge to earnings that was recorded during the fourth quarter of 1996. As a result of the related paid-in capital increase of $2,204,000, the transaction resulted in no net change to stockholders equity. The 2,475,000 shares held in escrow were canceled effective December 30, 1996.

SHARES ISSUED FOR SERVICES

    During 1995, the Company issued 16,949 shares valued at $13,000 for services performed relating to the Company's private placement. No shares were issued for services in 1997 or 1996.

PRIVATE PLACEMENT ACTIVITY

    During 1995, the Company received subscriptions for 1,802,649 common shares under private placements for $1,352,000. Costs relating to the private placements were $426,000 for 1995.

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

WARRANT ACTIVITY

    Warrant activity for the three years ended December 31, 1997 is as follows:


                                                                       EXERCISE PRICE
                                                     SHARES             PER WARRANT
                                                   ----------       -----------------
Warrants outstanding, December 31, 1994            1,950,708          $0.75 to 1.75
  Granted in connection with private placement     1,819,598                   0.75
  Granted to lenders                                 257,000                   0.75
  Exercised                                         (451,439)          0.75 to 1.75
  Expired                                            (80,000)                  1.75
                                                  ----------        ---------------

Warrants outstanding, December 31, 1995            3,495,867           0.75 to 1.75
   Granted to employees                               95,384                   1.03
   Exercised                                        (188,333)          0.75 to 1.25
   Expired                                           (90,000)                  1.25
                                                  ----------           ------------

Warrants outstanding, December 31, 1996            3,312,918           0.75 to 1.75
  Exercised                                       (3,096,986)                  0.75
  Expired                                            (96,884)          0.75 to 1.03
                                                  ----------           ------------

Warrants outstanding, December 31, 1997              119,048                   1.75
                                                  ----------           ------------
                                                  ----------           ------------


    The warrants outstanding at December 31, 1997 are currently exerciseable and entitle the holders to purchase one common share for the stated price and expire July 1, 1999.

OPTION ACTIVITY

    During 1993, the Company adopted stock option plans for employees and directors of the Company. As of December 31, 1997, 3.6 million shares were reserved for issuance under these plans, of which 3.0 million have been granted. The exercise price of the options is determined based on the fair market value of the stock on the date of grant, and the options generally vest immediately.

Alpha Pro Tech

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Option activity for the three years ended December 31, 1997 is as follows:

                                                                                Average
                                                                              Exercise Price
                                                             Shares             Per Option
                                                            ---------         ---------------
Options outstanding, December 31, 1994                      2,687,000         $      0.82
  Granted to employees/directors                              784,000                1.36
  Granted to consultants                                      540,000                1.45
  Exercised                                                  (310,000)               0.85
  Canceled                                                   (160,000)               1.92
                                                            ----------        ---------------
                                                            ----------        ---------------


Options outstanding, December 31, 1995                      3,541,500                0.98
  Granted to employees                                         87,000                1.12
  Ganted to consultants                                        10,000                1.47
  Exercised                                                  (656,000)               0.85
  Cancelled                                                  (393,500)               1.06
                                                            ---------          ----------------

Options outstanding, December 31, 1996                      2,589,000                1.01
  Granted to employees                                        675,000                0.99
  Granted to consultants                                      610,000                1.82
  Exercised                                                  (260,000)               0.79
  Canceled                                                   (216,000)               1.80
                                                            ---------          ----------------
Options outstanding, December 31, 1997                      3,398,000                1.13
                                                            ---------          ----------------
                                                            ---------          ----------------

All options are fully exerciseable.


    The following summarizes information about stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING
                              ------------------------
    EXERCISE                    AVERAGE      AVERAGE
     PRICE          SHARES       PRICE        TERM
----------------  ----------  -----------  -----------
$  0.75 to $0.95   1,343,000   $    0.77         0.58
$  0.96 to $0.99     578,000        0.97         3.45
$  1.00 to $1.50     952,000        1.27         2.29
$  1.51 to $2.75     525,000        1.95         1.70

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Had compensation cost for the Company's employee/director options been determined based on the fair value at the grant date the Company's pro forma net loss, pro forma basic loss, and pro forma diluted loss per share would have been as follows:

                                                                                           For the Year Ended
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Pro forma net loss..................................................................  $  (1,183,000) $  (2,208,000)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Pro forma basic loss per share......................................................  $       (0.05) $       (0.12)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Pro forma diluted loss per share....................................................  $       (0.05) $       (0.12)
                                                                                      -------------  -------------
                                                                                      -------------  -------------


    For the purpose of the above pro forma disclosures, the fair value of each employee/director stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
Risk-free interest rate............................................................  6.15%      7.50%      7.50%
Expected life......................................................................  5 years    5 years    5 years
Expected volatility................................................................  70%        70%        60%
Expected dividend yield............................................................  0%         0%         0%

    The weighted-average grant date fair values of employee/director options granted during 1997 and 1996 were $0.38 and $0.72, respectively.

10. INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                                Year ended December 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Current.............................................................  $          --  $          --  $          --
Deferred............................................................             --             --             --
                                                                      -------------  -------------  -------------
                                                                                 --             --             --
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------


    No current benefit for income taxes has been recorded in the 1997 statement of operations since the Company's history of recurring losses precludes anticipation of the benefit of the 1997 loss.

ALPHA PRO TECH

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Deferred tax assets (liabilities) are comprised of the following at December 31.

                                                                                          1997           1996
                                                                                      -------------  -------------
Loss carryforwards
  U.S...............................................................................  $   2,428,000  $   2,064,000
  Canada............................................................................      1,379,000      1,428,000
  Other.............................................................................         96,000         82,000
                                                                                      -------------  -------------
Gross deferred tax assets...........................................................      3,903,000      3,574,000
Depreciation and amortization.......................................................       (166,000)      (119,000)
                                                                                      -------------  -------------
Net.................................................................................      3,737,000      3,455,000
Valuation allowance.................................................................     (3,737,000)    (3,455,000)
                                                                                      -------------  -------------
                                                                                      $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------


    The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to the loss before income taxes as a result of the following:

                                                                                   Year ended December 31,
                                                                           ---------------------------------------
                                                                              1997         1996          1995
                                                                           -----------  -----------  -------------
Recovery of income taxes based on United States statutory rates (34%)....  $  (316,000) $  (729,000) $  (2,030,000)
Non-deductible goodwill amortization.....................................           --           --      1,590,000
Compensation expense for exchange of escrowed shares for new shares......           --      749,000             --
Increase (decrease) in valuation allowance...............................      301,000      (29,000)       430,000
Other....................................................................       15,000        9,000         10,000
                                                                           -----------  -----------  -------------
                                                                           $        --  $        --  $          --
                                                                           -----------  -----------  -------------
                                                                           -----------  -----------  -------------


    At December 31, 1997, the Company has net operating losses for United States and Canadian tax purposes available to reduce future United States and Canadian taxable income amounting to approximately $6.5 million and $3.1 million, respectively.

NOTES TO FINANCIAL STATEMENTS

    For United States tax purposes, these losses will expire as follows:

2005........ $1,400,000
2006........     37,000
2007........    857,000
2008........    184,000
2009........  1,632,000
2010........    323,000
2011........  1,023,000
2012........     78,000
2013........    974,000
              ---------
             $6,508,000


    For Canadian income tax purposes, these losses will expire as follows:

1998........  $1,010,000
1999........  $  357,000
2000........  $1,729,000
              ----------
              $3,096,000
              ----------
              ----------


    In the event of changes in ownership, IRS regulations may limit net operating losses available to the Company.

11. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases manufacturing facilities under non-cancelable operating leases expiring between June 1998 and January 2001. The Company also leases certain manufacturing and office equipment under capital leases expiring between June 1998 and June 2000.

NOTES TO FINANCIAL STATEMENTS

    The following summarizes future minimum lease payments required under capital and non-cancelable operating leases:

                                                        Capital    Operating
                                                         Leases      Leases
                                                       ----------  ----------
1998.................................................  $  159,000  $  522,000
1999.................................................     147,000     179,000
2000.................................................     138,000      69,000
2001.................................................      15,000      67,000
2002.................................................          --      45,000
                                                       ----------  ----------
Future minimum lease payments........................  $  459,000  $  882,000
                                                                   ----------
                                                                   ----------
Less amounts representing interest...................     118,000
                                                       ----------
Present value of future minimum lease payments.......  $  341,000
                                                       ----------
Less amounts due within one year.....................     112,000
                                                       ----------
Amounts due after one year...........................  $  229,000
                                                       ----------


    Total rent expense incurred by the Company under operating leases for the year ended December 31, 1997, 1996 and 1995 was $588,000, $599,000 and $447,000,
respectively.

12. ACQUISITION OF LUDAN CORPORATION

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

    In June 1996, the Company acquired the remaining 20% interest in LC for a $68,000 note payable of which $49,000 was paid in 1996 and the $19,000 remaining at December 31, 1996 was paid in 1997. The Company recorded an additional $58,000 of goodwill which is being amortized over 8 years.

    During 1997 the Company through its wholly-owned subsidiary Disposable Medical Products, Inc. acquired the remaining 3.2% of the shares in DPI, for $70,000. The Company recorded $70,000 of goodwill in connection with the acquisition which is being amortized over 8 years.

                           Alpha Pro Tech, Ltd. And Subsidiaries
                      Schedule II--Valuation and Qualifying Accounts

                                                 Balance at     Charged      Charged                  Balance at
                                                 Beginning    to Costs and   to Other                   End of
Description                                      of Period      Expenses     Accounts   Deductions      Period
----------------------------------------------  ------------  ------------  ----------  -----------  ------------
December 31, 1997
Deducted from related asset account:

Allowance for doubtful accounts...............  $    122,000   $   11,000   $       --   $  42,000   $     91,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Provision for inventory.......................  $     42,000   $   37,000   $       --   $      --   $     79,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Valuation allowance for income taxes..........  $  3,455,000   $       --   $  282,000   $      --   $  3,737,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------

December 31, 1996
Deducted from related asset account:

Allowance for doubtful accounts...............  $     61,000   $   80,000   $       --   $  19,000   $    122,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Provision for inventory.......................  $     32,000   $   10,000   $       --   $      --   $     42,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Valuation allowance for income taxes..........  $  4,138,000   $       --   $       --   $ 683,000   $  3,455,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------

December 31, 1995
Deducted from related asset account:

Allowance for doubtful accounts...............  $     66,000   $   18,000   $       --   $  23,000   $     61,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Provision for inventory.......................  $     22,000   $  140,000   $       --   $ 130,000   $     32,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------
Valuation allowance for income taxes..........  $  3,487,000   $       --   $  651,000   $      --   $  4,138,000
                                                ------------  ------------  ----------  -----------  ------------
                                                ------------  ------------  ----------  -----------  ------------