Form 10-Q
period 1998-03-31
ALPHA PRO TECH LTD
filed 1998-05-14
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 1998 Commission File No. 0-19893
                                             ---------------------------

                              Alpha Pro Tech, Ltd.
                              --------------------
             (exact name of registrant as specified in its charter)

Delaware, U.S.A.                               63-1009183
----------------                               ----------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation)

Suite 112, 60 Centurian Drive
Markham, Ontario, Canada                              L3R 9R2
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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of May 4, 1998

Common stock, $.01 par value.....               24,112,449

                              Alpha Pro Tech, Ltd.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)                    Page No.

      a)    Consolidated Balance Sheet -
            March 31, 1998 (unaudited) and December 31, 1997               1

      b)    Consolidated Statement of Operations for the three months
            ended March 31, 1998 and March 31, 1997 (unaudited)            2

      c)    Consolidated Statement of Shareholder's Equity
            for the three months ended March 31, 1998 (unaudited)          3

      d)    Consolidated Statement of Cash Flows for the three months
            ended March 31, 1998 and March 31, 1997 (unaudited)            4

      e)    Notes to Consolidated Financial Statements                     5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7-11


SIGNATURES                                                                 12

Alpha Pro Tech, Ltd.

Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                       1998           1997
                                                   (Unaudited)
Assets

Current Assets:
  Cash                                             $    302,000    $    490,000
  Marketable Securities-restricted                       17,000          21,000
  Accounts receivable, net of allowance for
    doubtful accounts of $84,000 and $91,000          2,918,000       2,805,000
  Income taxes receivable                                 5,000           5,000
  Inventories                                         3,668,000       3,697,000
  Prepaid expenses and other assets                     332,000         393,000
                                                   ------------    ------------

                                                      7,242,000       7,411,000

Property and equipment, net of accumulated
  depreciation and amortization of $1,176,000
  and $1,088,000                                      2,124,000       2,084,000
Intangible assets, net of accumulated
  amortization of $102,000 and $92,000                  310,000         305,000
Other                                                   187,000         185,000
                                                   ------------    ------------

                                                   $  9,863,000    $  9,985,000
                                                   ============    ============
Liabilities & Shareholder's Equity

Current Liabilities:
  Accounts payable                                 $  1,575,000    $  2,142,000
  Accrued liabilities                                   589,000         494,000
  Loans payable, current portion                      1,311,000       1,051,000
  Capital leases, current portion                       120,000         112,000
                                                   ------------    ------------
                                                      3,595,000       3,799,000


Loans payable, less current portion                     307,000         320,000
Capital leases, less current portion                    241,000         229,000
                                                   ------------    ------------
                                                      4,143,000       4,348,000
                                                   ------------    ------------

Shareholders' Equity

Common stock, $.01 par value, 50,000,000
  shares authorized, and 24,112,449
  issued and outstanding at March 31, 1998
  and December 31, 1997                                 241,000         241,000
Additional paid-in capital                           24,338,000      24,338,000
Accumulated deficit                                 (18,859,000)    (18,942,000)
                                                   ------------    ------------
                                                      5,720,000       5,637,000
                                                   ------------    ------------
                                                   $  9,863,000    $  9,985,000
                                                   ============    ============

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                         For the three months
                                                            ended March 31,

                                                        1998              1997

Sales                                                $ 4,742,000     $ 3,985,000

Cost of goods sold, excluding
 depreciation                                          2,846,000       2,445,000
                                                     ===========     ===========

                                                       1,896,000       1,540,000

Expenses
 Selling, general and administrative                   1,661,000       1,323,000
 Depreciation and amortization                            98,000          70,000
                                                     ===========     ===========

 Income from operations                                  137,000         147,000

    Interest                                              54,000          81,000
    Other                                                      0               0
                                                     ===========     ===========

                                                          54,000          81,000
                                                     ===========     ===========

Income before provision for income taxes                  83,000          66,000

Provision for income taxes                                     0               0
                                                     ===========     ===========

Net Income                                           $    83,000     $    66,000
                                                     ===========     ===========


Basic Net Income per share                           $      0.00     $      0.00
                                                     ===========     ===========

Diluted Net Income per share                         $      0.00     $      0.00
                                                     ===========     ===========

Basic weighted average number of shares
outstanding                                           24,112,449      22,216,718
                                                     ===========     ===========

Diluted weighted average number of shares
outstanding                                           24,112,449      25,139,796
                                                     ===========     ===========

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------

                                        Additional
                             Common       Paid-in      Accumulated
                  Shares      Stock       Capital        Deficit         Total

Balance at
December 31,
1997            24,112,449   $241,000   $24,338,000   ($18,942,000)   $5,637,000

Net Income                                                  83,000        83,000
                ----------   --------   -----------   ------------    ----------

Balance at
March 31, 1998  24,112,449   $241,000   $24,338,000   ($18,859,000)   $5,720,000
                ==========   ========   ===========   ============    ==========

Alpha Pro Tech, Ltd.

Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                 For the three months ended
                                                          March 31,

                                                      1998          1997
Operating Activities:
Net Income/(loss)                                $    83,000    $    66,000
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                       98,000         70,000


  Changes in assets and liabilities:
    Accounts receivable                             (113,000)       (64,000)
    Inventories                                       29,000       (194,000)
    Prepaid expenses and other assets                 59,000        (14,000)
    Accounts payable and accrued liabilities        (472,000)      (647,000)
                                                 -----------    -----------

Net cash provided by (used for) operating
  activities:                                       (316,000)      (783,000)
                                                 -----------    -----------

Investing Activities:
    Purchase of property and equipment              (128,000)      (177,000)
    Purchase of intangible assets                    (15,000)        (9,000)
    Sale of marketable securities                      4,000         17,000
                                                 -----------    -----------

Net cash used for investing
activities                                          (139,000)      (169,000)
                                                 -----------    -----------

Financing Activities:
    Issuance of common stock                              --      2,191,000
    Net proceeds (payments) on loans payable         247,000         35,000
    Net proceeds (payments)on notes payable               --        (24,000)
    Net proceeds (payments) on capital leases         20,000         88,000
                                                 -----------    -----------
Net Cash provided by financing activities            267,000      2,290,000
                                                 -----------    -----------

Increase (decrease) in cash during the period       (188,000)     1,338,000

Cash, beginning of period                        $   490,000    $   275,000
                                                 -----------    -----------
Cash, end of period                              $   302,000    $ 1,613,000
                                                 -----------    -----------

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

      There have been no significant changes since December 31, 1997 in accounting principles and practices utilized in the presentation of these financial statements.

3.    Inventories

                                              March 31,        December 31,
                                                1998               1997

      Raw Materials                          $1,635,000         $1,741,000
      Work in process                           486,000            370,000
      Finished goods                          1,547,000          1,586,000
                                             ----------         ----------

                                             $3,668,000         $3,697,000
                                             ==========         ==========

4.    Accrued liabilities

                                                  March 31,      December 31,
                                                    1998            1997

      Professional fees                            $195,000       $145,000
      Payroll and payroll taxes                     250,000        267,000
      Other                                         144,000         82,000
                                                   --------       --------

                                                   $589,000       $494,000
                                                   ========       ========

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

5.    Basic and Diluted Net Income/(loss) per share

      Basic and diluted net income/(loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the quarter. Potential common stock have been excluded from the diluted per share calculation for 1998 as exercise price of all outstanding options and warrants are greater than the weighted averae market price per share for the quarter.

6.    Provision for Income Tax

      No provision for income tax has been recorded in the Statement of Operations for the three months ended March 31, 1998, as taxable income has been eliminated as a result of the utilization of net operating loss carry forwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 1998, compared to the three months ended March 31, 1997

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended March 31, 1998 of $83,000 as compared to net income of $66,000 for the three months ended March 31, 1997 representing an improvement of $17,000 or 25.8%.

Sales Consolidated net sales for the three months ended March 31, 1998 increased to $4,742,000 from $3,985,000 in 1997, representing an increase of $757,000 or 19.0%. Net sales for the Apparel Division for the first quarter ended March 31, 1998 were $3,160,000 as compared to $2,280,000 for the same period of 1997. The Apparel Division sales increase of $880,000 or 38.6% was primarily due to increased sales to the Company's largest distributor which is expected to continue growing as a result of the Company's strategy toward developing innovative solutions to meet this and other customers needs. Mask and eye shield sales decreased by $83,000 or 7.7%, to $995,000 for the first quarter of 1998 from $1,078,000 in the first quarter of 1997. Sales of these products should strengthen in the second half of 1998 with the introduction of a new line of masks and shields. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products which includes a line of pet beds decreased by $40,000 or 6.4%, to $587,000 in the first quarter of 1998 compared to $627,000 in the same period in 1997. The decrease in sales is primarily a result of the discontinuation of a low margin rolled good line, which was partially offset by an increase in medical fleece sale. A small decrease in Alpha's line of pet beds & related products was also responsible for the decrease. The Company's line of pet products is expected to improve in the future.

Alpha has recently restructured its business around a new strategy of innovation that will enable it to develop custom products to meet its customers needs in a very timely manner. This new approach is to satisfy customer requirements in a way that the Company's larger competitors are unable to match.

The Company has a profit sharing agreement with its largest distributor. Goods shipped at cost to this distributor are to fill orders already received from the distributor's end users. Revenue for goods shipped to this distributor which includes goods shipped at cost as well as the Company's share of the profits, are recognized at the time the goods are shipped.

Cost of Goods Sold Cost of goods sold increased to $2,846,000 for the three months ended March 31,1997 from $2,445,000 for the same period in 1997. As a percentage of net sales, cost of goods sold decreased to 60.0% in 1998 from 61.4% in 1997. Gross profit margin increased to 40.0% for the three months ended March 31, 1998 from 38.6% for the three months ended March 31, 1997. The improvement in gross profit is a result of the Company's new strategic emphasis of developing innovative high gross profit products, especially for its largest customer, and also on improved manufacturing efficiency as a result of recent capital expenditures. Management expects gross profit margin to continue to remain strong through its strategic emphasis of developing innovative products and processes but, there can be no assurance that these margin improvements will be sustained.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $338,000 to $1,661,000 for the three months ended March 31, 1998 from $1,323,000 for the three months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased 35.0% in 1998 from 33.2% in 1997. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $112,000; increased marketing, commissions and travel expenses of $104,000; increased public company expenses of $42,000 including investor relations, options/warrants issued for services; stock transfer costs, and costs associated with SEC reporting requirements; and increased general office and factory expenses of $26,000.

The $112,000 increase in payroll related costs, is primarily comprised of a $9,000 decrease in administrative salaries and a $125,000 increase in factory indirect expenses of which the majority is attributable to the Apparel Division which had an increase in sales of 38.6%. As a percentage of Apparel Division sales, selling, general and administrative expenses for the Apparel Division decreased to 19.9% for the first quarter of 1998 as compared to 21.8% in the first quarter of 1997.

Marketing, commissions and travel expenses, which increased $104,000 in the first quarter of 1998 as compared to the same period in 1997, increased as a percentage of net sales to 6.6% from 5.2%. These expenses are as a result of additional focus being placed on customers other than the Company's largest customer.

Selling, general and administrative expenses as a percentage of net sales was 35.0% in the first quarter of 1998 as compared to 36.6% for all of fiscal 1997. Management expects selling, general and administrative expenses as a percentage of net sales to continue to decrease as sales increase.

Depreciation & Amortization Depreciation and amortization expense increased by $28,000 to $98,000 for the three months March 31, 1998 from $70,000 for the same period in 1997. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.

Net Interest Interest expense decreased by $27,000 or 33.3%, to $54,000 for the three months ended March 31, 1998 from $81,000 for the three months ended March 31, 1997. The decrease in net interest expense is due to a decrease in the cost of capital partially offset by increases in interest on additional capital leases acquired. In December 1997, the Company entered into a new three-year $2,900,000 credit facility with an asset-based lendor at prime plus 2%. Alpha's previous credit facility was at prime plus 5%.

Income from Operations Income from operations decreased by $10,000 to $137,000 for the three months ended March 31, 1998 from $147,000 for the three months ended March 31, 1997. The decreased income from operations is primarily due to an increase of gross profit of $356,000 offset by an increase in selling, general and administrative expenses of $338,000 and an increase in depreciation and amortization of $28,000.

Net Income Net income for the three months ended March 31, 1998 was $83,000 compared to a net income of $66,000 for the three months ended March 31, 1997, an improvement of $17,000 or 25.8%. The net income increase of $17,000 is comprised primarily of a decrease in income from operations of $10,000 offset by a decrease in interest expense of $27,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company. No bonus was earned in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash of $302,000 and working capital of

$3,647,000. For the three months ended March 31, 1998, cash decreased by $188,000 and accounts payable and accrued liabilities decreased by $472,000. The Company currently has a secured asset based lender's line of credit of $2,900,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in December 2000. At March 31, 1998, the maximum line of credit was $2,305,000 for accounts receivable, inventory and equipment of which $687,000 remained available.

Net cash used for operations was $316,000 for the three months ended March 31, 1998 and $783,000 for the same period of 1997. The Company's use of cash from operations for the three months ended March 31, 1998 is due primarily to increase in accounts receivable and a decrease in accounts payable offset by decreases in inventories and prepaid expenses and other assets.

The Company's investing activities have consisted primarily of expenditures for fixed assets and intangible assets of $143,000 offset by $4,000 for the sale of marketable securites for a total of $139,000 for the three months ended March 31, 1998.

The Company anticipates that its mask manufacturing capabilities are to be improved based on customer demands at an estimated cost of $225,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the three months ended March 31,1998, the Company's financing activities consisted primarily of increases in the asset based loan of $247,000 and capital leases of $20,000 resulting in the net cash provided by financing activities of $267,000.

Management believes that it has available cash and borrowings to finance all known financial commitments for at least 12 months.

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


                                        Alpha Pro Tech, Ltd.


DATE: May 6, 1998                       BY:  /s/ Sheldon Hoffman
     --------------------------            --------------------------------
                                        SHELDON HOFFMAN
                                        CHIEF EXECUTIVE OFFICER
                                        CHIEF FINANCIAL OFFICER