Form 10-Q
period 1998-06-30
ALPHA PRO TECH LTD
filed 1998-08-07
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)

                     of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 1998 Commission File No. 0-19893
                                             ---------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of August 6, 1998
                     --------------

Common stock, $.01 par value.....                    24,112,449

                              Alpha Pro Tech, Ltd.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                                      Page No.

         a)       Consolidated Balance Sheet -
                  June 30, 1998 (unaudited) and December 31, 1997                                1

         b)       Consolidated Statement of Operations
                  for the three months and six months ended
                  June 30, 1998 and  June 30, 1997 (unaudited)                                   2

         c)       Consolidated Statement of Shareholder's Equity
                  for the six months ended June 30, 1998
                   (unaudited)                                                                   3

         d)       Consolidated Statement of Cash Flows
                  for the six months ended June 30, 1998
                  and June 30, 1997 (unaudited)                                                  4

         e)       Notes to Consolidated Financial Statements                                   5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                   7-12

Part II.  OTHER INFORMATION
ITEM 4    Submission of Matters to a Vote Security Holders                                      13


SIGNATURES                                                                                      14

Alpha Pro Tech, Ltd.

Consolidated Balance Sheet

-----------------------------------------------------------------------------


                                                                 June 30,             December 31,
                                                                 1998                     1997
Assets                                                         (Unaudited)
Current Assets:
  Cash                                                          $ 111,000               $   490,000
  Marketable Securities-restricted                                 17,000                    21,000
  Accounts receivable, net of allowance for
   doubtful accounts of $67,000 and $91,000                     2,751,000                 2,805,000
  Income taxes receivable                                           5,000                     5,000
  Inventories                                                   3,378,000                 3,697,000
  Prepaid expenses and other assets                               363,000                   393,000
                                                              -----------                ----------
                                                                6,625,000                 7,411,000
Property and equipment, net of accumulated
 depreciation and amortization of $1,264,000
 and $1,088,000                                                 2,119,000                 2,084,000
Intangible assets, net of accumulated
 amortization of $113,000 and $92,000                             314,000                   305,000
Other                                                             196,000                   185,000
                                                              -----------                ----------

                                                              $ 9,254,000                $9,985,000
                                                              -----------                ----------
                                                              -----------                ----------
Liabilities & Shareholders' Equity
Current Liabilities:

  Accounts payable                                            $ 1,222,000               $ 2,142,000
  Accrued liabilities                                             662,000                   494,000
  Loans payable, current portion                                  944,000                 1,051,000
  Capital leases, current portion                                 115,000                   112,000
                                                              -----------                ----------
                                                                2,943,000                 3,799,000

Loans payable, less current portion                               287,000                   320,000
Capital leases, less current portion                              213,000                   229,000
                                                              -----------                ----------
                                                                3,443,000                 4,348,000
                                                                ---------                 ---------
Shareholders' Equity

Common stock, $.01 par value, 50,000,000
 shares authorized, and 24,112,449
 issued and outstanding at June 30, 1998
 and December 31, 1997                                            241,000                   241,000
 Additional paid-in capital                                    24,338,000                24,338,000
 Accumulated deficit                                          (18,768,000)              (18,942,000)
                                                              -----------                ----------
                                                                5,811,000                 5,637,000
                                                                ---------                 ---------
                                                              $ 9,254,000                $9,985,000
                                                              -----------                ----------
                                                              -----------                ----------

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                       For the three months                      For the six months
                                                       ended June 30,                            ended June 30,
                                                       1998                   1997               1998                      1997

Sales                                                  $4,701,000           $4,491,000          $9,443,000          $8,476,000

Cost of goods sold, excluding
 depreciation                                           2,884,000            2,772,000           5,730,000           5,217,000
                                                       ----------           ----------          ----------          ----------
                                                        1,817,000            1,719,000           3,713,000           3,259,000

Expenses
 Selling, general and administrative                    1,575,000            1,561,000           3,236,000           2,883,000
 Depreciation and amortization                            100,000               78,000             198,000             148,000
                                                       ----------           ----------          ----------          ----------
 Income from operations                                   142,000               80,000             279,000             228,000
                                                       ----------           ----------          ----------          ----------
    Interest                                               51,000               66,000             105,000             147,000   0
                                                       ----------           ----------          ----------          ----------
                                                           51,000               66,000             105,000             147,000
                                                       ----------           ----------          ----------          ----------
Income before provision for income
taxes                                                      91,000               14,000             174,000              81,000

Provision for income taxes                                      0                    0                   0                   0
                                                       ----------           ----------          ----------          ----------
Net Income                                                $91,000              $14,000            $174,000             $81,000
                                                       ----------           ----------          ----------          ----------
Net Income per common share:
    Basic                                                $   0.00            $    0.00          $     0.01            $   0.00
    Diluted                                              $   0.00            $    0.00          $     0.01            $   0.00


Weighted average shares outstanding:
    Basic                                              24,112,449           23,968,116          24,112,449          23,047,417
    Diluted                                            24,249,657           25,060,847          24,303,654          25,100,321


Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------


                            Shares         Common          Additional          Accumulated         Total
                                           Stock        Paid-in Capital          Deficit
Balance at
December 31, 1997          24,112,449     $241,000        $24,338,000         ($18,942,000)     $5,637,000
                           ----------     --------        -----------         -------------     -----------
Net Income                                                                       174,000          174,000

Balance at
June 30, 1998              24,112,449     $241,000        $24,338,000         ($18,768,000)     $5,811,000
                           ----------     --------        -----------         -------------     -----------
                           ----------     --------        -----------         -------------     -----------


Alpha Pro Tech, Ltd.

Consolidated Statement of Cash Flows (Unaudited)

-------------------------------------------------------------------------------

                                                                  For the six months ended
                                                                          June 30,
                                                                1998                      1997
Operating Activities:
Net Income/(loss)                                               $174,000                   $81,000
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                                  198,000                   148,000


  Changes in assets and liabilities:
    Accounts receivable                                           54,000                  (594,000)
    Inventories                                                  319,000                  (173,000)
    Prepaid expenses and other assets                             30,000                    49,000
    Accounts payable and accrued liabilities                    (753,000)                 (977,000)
                                                                ---------                 ---------

Net cash provided by (used for) operating
  activities:                                                     22,000                (1,466,000)
                                                                  ------                -----------

Investing Activities:
    Purchase of property and equipment                          (211,000)                 (271,000)
    Purchase of intangible assets                                (30,000)                  (92,000)
    Purchase of other assets                                     (11,000)                    2,000
    Sale of marketable securities                                  4,000                    17,000
                                                                   -----                    ------

Net cash used for investing activities                          (248,000)                 (344,000)
                                                                ---------                 ---------
Financing Activities:
    Issuance of common stock                                       -----                 2,412,000
    Net proceeds (payments) on loans payable                    (140,000)                  427,000
    Net proceeds (payments)on notes payable                        -----                   (31,000)
    Net proceeds ( payments) on capital leases                   (13,000)                   71,000
                                                                 --------                   ------
Net Cash provided by financing activities                       (153,000)                2,879,000
                                                                ---------                ---------

Increase (decrease) in cash during the period                   (379,000)                1,069,000

Cash, beginning of period                                       $490,000                  $275,000
                                                                                          --------
Cash, end of period                                             $111,000                $1,344,000
                                                                --------                ----------

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

3.   Inventories                                                    June 30,                December 31,
                                                                     1998                      1997

     Raw Materials                                                  $1,542,000                 $1,741,000
     Work in process                                                   317,000                    370,000
     Finished goods                                                  1,519,000                  1,586,000
                                                                     ---------                  ---------

                                                                    $3,378,000                 $3,697,000
                                                                    ----------                 ----------



4.  Accrued liabilities                                             June 30,                December 31,
                                                                     1998                       1997

     Professional fees                                                $164,000                   $145,000
     Payroll and payroll taxes                                         330,000                    267,000
     Other                                                             168,000                     82,000
                                                                       -------                     ------

                                                                      $662,000                   $494,000
                                                                    ----------                 ----------
                                                                    ----------                 ----------

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------




5.  Basic and Diluted Net Income per share

    The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share (EPS) data presented. Under this statement, both "basic" EPS and "diluted" EPS are presented on the face of the income statement.

6.  Provision for Income Tax

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach for the financial accounting and reporting of income taxes. At June 30, 1998 the Company had net operating loss (NOL) carryforwards of approximately $8,600,000. NOL's can be carried forward up to 15 years and are available to offset future taxable income. The Company's NOL's expire in the years 2005 through 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1998, compared to the three months and six months ended June 30, 1997

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended June 30, 1998 of $91,000 as compared to net income of $14,000 for the three months ended June 30, 1997 representing an improvement of $77,000 or 550.0%. For the six months ended June 30, 1998 net income rose to $174,000 from $81,000 for the same period in 1997, representing an increase of 114.8%.

Sales Consolidated net sales for the three months ended June 30, 1998 increased to $4,701,000 from $4,491,000 in 1997, representing an increase of $210,000 or 4.7%. Net sales for the Apparel Division for the second quarter ended June 30, 1998 were $3,192,000 as compared to $2,584,000 for the same period of 1997. The Apparel Division sales increase of $608,000 or 23.5% was primarily due to increased sales to the Company's largest distributor. Mask and eye shield sales decreased by $194,000 or 15.4%, to $1,066,000 for the second quarter of 1998 from $1,260,000 in the second quarter of 1997. Sales of these products should strengthen in the second half of 1998 with the introduction of a new line of masks and shields. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products which includes a line of pet beds decreased by $204,000 or 31.5%, to $443,000 in the second quarter of 1998 compared to $647,000 in the same period in 1997. The decrease in sales is primarily a result of the discontinuation of a low margin rolled goods line.

Consolidated sales were $9,443,000 and $8,476,000 for the six months ended June 30, 1998 and 1997 respectively, representing an increase of $967,000 or 11.4%. The increase is attributable to an increase in apparel sales of 30.6% offset by a decrease in mask and shield products of 12.0% and a decrease in Unreal Lambskin of 19.2%.

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

Cost of Goods Sold Cost of goods sold increased to $2,884,000 for the three months ended June 30,1998 from $2,772,000 for the same period in 1997. As a percentage of net sales, cost of goods sold decreased to 61.3% in 1998 from 61.7% in 1997. Gross profit margin increased to 38.7% for the three months ended June 30, 1998 from 38.3% for the three months ended June 30, 1997.

For the six months ended June 30, 1998 as compared to 1997, cost of goods sold increased to $5,730,000 from $5,217,000. As a percentage of net sales for the six months, cost of goods sold decreased to 60.7% from 61.6%. Gross profit margin increased to 39.3% from 38.4% for the six months ended June 30, 1998 and 1997, respectively.

The improvement in gross profit is a result of the Company's new strategic emphasis of developing innovative high gross profit products, especially for its largest customer, and also on improved manufacturing efficiency as a result of recent capital expenditures. Management expects gross profit margin to continue to remain strong through its strategic emphasis of developing innovative products and processes but there can be no assurance that these margin improvements will be sustained.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by a modest $14,000 to $1,575,000 for the three months ended June 30, 1998 from $1,561,000 for the three months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 33.5% in the three months ended June 30,1998 from 34.8% in the same period of 1997. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $36,000; increased marketing, commissions and travel expenses of $14,000; decreased public company expenses of $68,000 including investor relations, options/warrants issued for services; stock transfer costs, and costs associated with SEC reporting requirements; and increased general office, telecommunication and factory expenses of $23,000. Management expects selling, general and administrative expenses as a percentage of net sales to continue to decrease as sales increase.

Selling, general and administrative expenses increased by $353,000 to $3,236,000 for the six months ended June 30, 1998 from $2,883,000 for the six months ended June 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased slightly to 34.3% in the six months ended June 30,1998 from 34.0% in the same period of 1997. The increase in selling, general and administrative expenses for the six months ended June 30, 1998 is due to increased payroll related costs of $149,000; increased marketing, commissions and travel expenses of $118,000; decreased public company expenses of $26,000 including investor relations, options/warrants issued for services; stock transfer costs, and costs associated with SEC reporting requirements; and increased general office, telecommunication and factory expenses of $66,000.

The $149,000 increase in payroll related costs, is primarily comprised of a $24,000 decrease in administrative salaries and a $179,000 increase in factory indirect expenses of which $159,000 is attributable to the Apparel Division which had an increase in sales of 30.6%. As a percentage of Apparel Division sales, payroll costs for the Apparel Division increased to 12.5% for the first six months of 1998 as compared to 12.8% for the first six months of 1997.

Marketing, commissions and travel expenses, which increased $118,000 in the six months ended June 30, 1998 as compared to the same period in 1997, increased as a percentage of net sales to 6.5% from 5.8%. These expenses are as a result of additional focus being placed on customers other than the Company's largest customer.

Depreciation & Amortization Depreciation and amortization expense increased by $22,000 to $100,000 for the three months June 30, 1998 from $78,000 for the same period in 1997 and increased by $50,000 for the six months ended June 30, 1998 compared to 1997. This increase is primarily attributable to an increase in the purchase of equipment.

Net Interest Interest expense decreased by $15,000 or 22.7%, to $51,000 for the three months ended June 30, 1998 from $66,000 for the three months ended June 30, 1997. Interest expense decreased by $42,000, or 28.6% for the six months ended June 30, 1998 compared to 1997. The decrease in net interest expense is due to a decrease in the cost of capital partially offset by increases in interest on additional capital leases acquired. In December 1997, the Company entered into a new three-year $2,900,000 credit facility with an asset-based lender at prime plus 2%. Alpha's previous credit facility was at prime plus 5%.

Income from Operations Income from operations increased by $62,000 to $142,000 for the three months ended June 30, 1998 from $80,000 for the three months ended June 30, 1997. The increase in income from operations is primarily due to an increase of gross profit of $98,000 offset by a small increase in selling, general and administrative expenses of $14,000 and an increase in depreciation and amortization of $22,000.

Income from operations increased by $51,000 to $279,000 for the six months ended June 30, 1998 compared to $228,000 for the same period in 1997. The increased income from operations for the six months is due to an increase in gross profit of $454,000 offset by an increase in selling, general and administrative expenses of $353,000 and an increase in depreciation and amortization of $50,000.

Net Income Net income for the three months ended June 30, 1998 was $91,000 compared to a net income of $14,000 for the three months ended June 30, 1997, an improvement of $77,000 or 550.0%. The net income increase of $77,000 is comprised of an increase in income from operations of $62,000 and a decrease in interest expense of $15,000.

Net income for the six months ended June 30, 1998 was $174,000 compared to a net income of $81,000 for the six months ended June 30, 1997, an improvement of $93,000 or 114.8%. The net income increase for the six months of $93,000 is comprised of an increase in income from operations of $51,000 and a decrease in interest expense of $42,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company. No bonus was earned in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash of $111,000 and working capital of $3,682,000. For the six months ended June 30, 1998, cash decreased by $379,000 and accounts payable and accrued liabilities decreased by $753,000. The Company currently has a secured asset based lender's line of credit of $2,900,000, based upon the level of eligible accounts receivable, inventory and equipment which expires in December 2000. At June 30, 1998, the maximum line of credit was $2,336,000 for accounts receivable, inventory and equipment of which $1,105,000 remained available.

Net cash provided for operations was $22,000 for the six months ended June 30, 1998 compared to net cash used for operations of $1,466,000 for the same period of 1997. The Company's generation of cash from operations for the six months ended June 30, 1998 is due primarily to net income before depreciation and amortization and a decrease in accounts receivable, inventory and prepaid and other assets offset by a decrease in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets and intangible assets of $252,000 offset by $4,000 for the sale of marketable securities for a total of $248,000 for the six months ended June 30, 1998.

The Company anticipates that its mask manufacturing capabilities are to be improved based on customer demands at an estimated cost of $225,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the six months ended June 30,1998, the Company's financing activities consisted primarily of decreases in the asset based loan of $140,000 and capital leases of $13,000 resulting in the net cash used by financing activities of $153,000.

Management believes that it has available cash and borrowings to finance all known financial commitments for at least 12 months.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual and quarterly financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The company is currently assessing the impact of SFAS No. 131 on its financial statements.

The American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal use", which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company is currently assessing the impact of SOP 98-1 on its financial statements.










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

Alpha Pro Tech, Ltd.

PART II - OTHER INFORMATION

-----------------------------------------------------------------------------


Item 4.   Submission of Matters to a Vote Security Holders

         (a) Registrant held its Annual Meeting of Shareholders June 19, 1998.

         (b) The following persons were elected Directors pursuant to the votes indicated:

         Name                               For                              Against

         Sheldon Hoffman                    19,083,390                       126,204

         Al Millar                          19,056,869                       153,434

         Robert Isaly                       19,083,390                       126,204

         John Ritota                        19,083,390                       126,204

         Donald E. Bennett, Jr.             19,083,390                       126,204



         (c) The only other matter to be voted upon was the ratification of the appointment of Price Waterhouse LLP as the Registrant's independent accountants as follows:

            For                             Against                          Abstain

         19,131,228                          56,000                           23,066

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Alpha Pro Tech, Ltd.

                DATE:  August 6, 1998                BY: Sheldon Hoffman
                     ----------------------             ------------------------
                                                         SHELDON HOFFMAN
                                                         CHIEF EXECUTIVE OFFICER
                                                         CHIEF FINANCIAL OFFICER