Form 10-Q
period 1998-09-30
ALPHA PRO TECH LTD
filed 1998-11-13
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 1998 Commission File No. 0-19893

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1998
                    ----------------

Common stock, $.01 par value.....               24,112,449

                              Alpha Pro Tech, Ltd.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                   Page No.

      a)    Consolidated Balance Sheet -
            September 30, 1998 (unaudited) and December 31, 1997           1

      b)    Consolidated Statement of Operations
            for the three months and nine months ended
            September 30, 1998 and  September 30, 1997 (unaudited)         2

      c)    Consolidated Statement of Shareholder's Equity
            for the nine months ended September 30, 1998 (unaudited)       3

      d)    Consolidated Statement of Cash Flows
            for the nine months ended September 30, 1998
            and September 30, 1997 (unaudited)                             4

      e)    Notes to Consolidated Financial Statements                     5-6

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7-13

SIGNATURES                                                                 14

Alpha Pro Tech, Ltd.

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                   September 30,   December 31,
                                                      1998            1997
Assets
                                                   (Unaudited)
Current Assets:
  Cash                                             $    235,000    $    490,000
  Marketable securities-restricted                       17,000          21,000
  Accounts receivable, net of allowance for
   doubtful accounts of $67,000 and $91,000           2,749,000       2,805,000
  Income taxes receivable                                 5,000           5,000
  Inventories                                         3,229,000       3,697,000
  Prepaid expenses and other assets                     353,000         393,000
                                                   ------------    ------------
                                                      6,588,000       7,411,000

Property and equipment, net of accumulated
 depreciation and amortization of $1,356,000
 and $1,088,000                                       2,111,000       2,084,000

Intangible assets, net of accumulated
 amortization of $124,000 and $92,000                   306,000         305,000

Other assets                                            226,000         185,000
                                                   ------------    ------------

                                                   $  9,231,000    $  9,985,000
                                                   ============    ============
Liabilities & Shareholders' Equity
Current Liabilities:
  Accounts payable                                 $  1,214,000    $  2,142,000
  Accrued liabilities                                   560,000         494,000
  Loans payable, current portion                      1,039,000       1,051,000
  Capital leases, current portion                       113,000         112,000
                                                   ------------    ------------
                                                      2,926,000       3,799,000

Loans payable, less current portion                     267,000         320,000
Capital leases, less current portion                    186,000         229,000
                                                   ------------    ------------
                                                      3,379,000       4,348,000
                                                   ------------    ------------

Shareholders' Equity

Common stock, $.01 par value, 50,000,000
  shares authorized,  and 24,112,449
  issued and outstanding at September 30, 1998
  and December 31, 1997                                 241,000         241,000
Additional paid-in capital                           24,338,000      24,338,000
Accumulated deficit                                 (18,727,000)    (18,942,000)
                                                   ------------    ------------
                                                      5,852,000       5,637,000
                                                   ------------    ------------
                                                   $  9,231,000    $  9,985,000
                                                   ============    ============

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                           For the three months           For the nine months
                                           ended September 30,            ended September  30,

                                            1998           1997           1998             1997

Sales                                  $  4,231,000   $  4,708,000    $ 13,674,000    $ 13,184,000

Cost of goods sold, excluding
 depreciation                             2,534,000      3,250,000       8,264,000       8,466,000
                                       ------------   ------------    ------------    ------------
                                          1,697,000      1,458,000       5,410,000       4,718,000

Expenses
 Selling, general and administrative      1,512,000      1,657,000       4,748,000       4,540,000
 Depreciation and amortization              102,000         82,000         300,000         230,000
                                       ------------   ------------    ------------    ------------
 Income (loss) from operations               83,000       (281,000)        362,000         (52,000)
                                       ------------   ------------    ------------    ------------
    Interest                                 42,000         72,000         147,000         219,000
                                       ------------   ------------    ------------    ------------
                                             42,000         72,000         147,000         219,000
                                       ------------   ------------    ------------    ------------
Income (loss) before provision
for income taxes                             41,000    ($   353,000)        215,000    ($   271,000)

Provision for income taxes                        0              0               0               0
                                       ------------   ------------    ------------    ------------
Net Income (loss)                      $     41,000    ($   353,000)   $    215,000    ($   271,000)
                                       ------------   ------------    ------------    ------------

Net Income (loss) per common share:
    Basic                              $       0.00    ($      0.01)   $       0.01    ($      0.01)
    Diluted                            $       0.00    ($      0.01)   $       0.01    ($      0.01)

Weighted average shares outstanding:
    Basic                                24,112,449      24,104,116      24,112,449      23,193,445
    Diluted                              24,227,508      25,228,687      24,278,272      24,936,905

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

---------------------------------------------------------------------------------------------

                        Shares          Common     Additional      Accumulated       Total
                                         Stock   Paid-in Capital     Deficit
Balance at
December 31, 1997     24,112,449   $    241,000   $ 24,338,000   ($18,942,000)   $  5,637,000

Net Income                                                            215,000         215,000
                      ----------   ------------   ------------   ------------    ------------
Balance at
September 30,
1998                  24,112,449   $    241,000   $ 24,338,000   ($18,727,000)   $  5,852,000
                      ==========   ============   ============   ============    ============

Alpha Pro Tech, Ltd.

Consolidated Statement of Cash Flows (Unaudited)

-------------------------------------------------------------------------------

                                                  For the nine months ended
                                                        September 30,

                                                     1998           1997
Operating Activities:
Net Income/(loss)                                $   215,000    ($  271,000)
Adjustments to reconcile net income to cash
 used for operating activities:
  Depreciation and amortization                      300,000        230,000

  Changes in assets and liabilities:
    Accounts receivable                               56,000     (1,205,000)
    Inventories                                      468,000       (360,000)
    Prepaid expenses and other assets                 40,000        (43,000)
    Accounts payable and accrued liabilities        (862,000)      (387,000)
                                                 -----------    -----------

Net cash provided by (used for) operating
  activities:                                        217,000     (2,036,000)
                                                 -----------    -----------

Investing Activities:
    Purchase of property and equipment              (295,000)      (425,000)
    Purchase of intangible assets                    (33,000)      (106,000)
    Purchase of other assets                         (41,000)         2,000
    Sale of marketable securities                      4,000         17,000
                                                 -----------    -----------

Net cash used for investing activities              (365,000)      (512,000)
                                                 -----------    -----------

Financing Activities:
    Issuance of common stock                              --      2,472,000
    Net proceeds (payments) on loans payable         (65,000)       105,000
    Net proceeds (payments) on notes payable              --        (31,000)
    Net proceeds (payments) on capital leases        (42,000)        54,000
                                                 -----------    -----------
Net Cash provided by financing activities           (107,000)     2,600,000
                                                 -----------    -----------

Increase (decrease) in cash during the period       (255,000)        52,000

Cash, beginning of period                        $   490,000    $   275,000
                                                                -----------
Cash, end of period                              $   235,000    $   327,000
                                                 -----------    -----------

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

3.  Inventories                                 September 30,       December 31,
                                                    1998                1997

     Raw Materials                               $1,555,000          $1,741,000
     Work in process                                192,000             370,000
     Finished goods                               1,482,000           1,586,000
                                                 ----------          ----------
                                                 $3,229,000          $3,697,000
                                                 ----------          ----------

4.  Accrued liabilities                         September 30,       December 31,
                                                    1998                1997

     Professional fees                           $  108,000          $  145,000
     Payroll and payroll taxes                      341,000             267,000
     Other                                          111,000              82,000
                                                 ----------          ----------

                                                 $  560,000          $  494,000
                                                 ==========          ==========

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

5. Basic and Diluted Net Income/ (loss) per share

      The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share (EPS) data presented. Under this statement, both "basic" EPS and "diluted" EPS are presented on the face of the income statement.

6.  Provision for Income Tax

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach for the financial accounting and reporting of income taxes. At September 30, 1998 the Company had net operating loss (NOL) carryforwards of approximately $8,600,000. NOL's can be carried forward up to 15 years and are available to offset current and future taxable income. The Company's NOL's expire in the years 2005 through 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1998, compared to the three months and nine months ended September 30, 1997

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended September 30, 1998 of $41,000 as compared to a net loss of $353,000 for the three months ended September 30, 1997 representing an improvement of $394,000 or 111.6%. For the nine months ended September 30, 1998 net income rose to $215,000 from a net loss of $271,000 for the same period in 1997, representing an increase of $486,000 or 179.3%.

Sales Consolidated net sales for the three months ended September 30, 1998 decreased to $4,231,000 from $4,708,000 in 1997, representing a decrease of $477,000 or 10.1%. Net sales for the Apparel Division for the third quarter ended September 30, 1998 were $2,645,000 as compared to $3,170,000 for the same period of 1997. The Apparel Division sales decrease of $525,000 or 16.6% was primarily due to decreased sales to the Company's largest distributor, whose sales have been affected by the Asian economic crisis . Mask and eye shield sales increased by $79,000 or 7.9% to $1,074,000 for the third quarter of 1998 from $994,000 in the third quarter of 1997. Sales of these products should continue to strengthen due to the introduction of a new line of masks and shields. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products which includes a line of pet beds decreased by $32,000 or 5.9%, to $512,000 in the third quarter of 1998 compared to $544,000 in the same period in 1997. The small decrease in sales of $32,000 is primarily a result of the discontinuation of a low margin rolled goods line, offset by an increase in pet product and medical fleece product sales of $115,000.

Consolidated sales were $13,674,000 and $13,184,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $490,000 or 3.7%. Net sales for the Apparel Division for the nine months ended September 30, 1998 were $8,996,000 as compared to $8,034,000 for the same period of 1997 an increase of 12.0%. Mask and eye shield sales decreased by $196,000 or 5.9% to $3,137,000 for the nine months ended September 30, 1998 from $3,333,000 in the same period of 1997. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products decreased by $277,000 or 15.2% to $1,541,000 for the nine months ended September 30, 1998 compared to $1,818,000 in the same period in 1997.

Alpha has recently restructured its business around a new strategy of innovation that will enable it to develop custom products to meet its customer's needs in a very timely manner. This new approach is to satisfy customer requirements in a way that the Company's larger competitors are unable to match.

The Company has a profit sharing agreement with its largest distributor. Goods shipped at cost to this distributor are to fill orders already received from the distributor's end users. Revenue for goods shipped to this distributor, which includes the cost of goods shipped as well as the Company's share of the profits, are recognized at the time the goods are shipped.

Cost of Goods Sold Cost of goods sold decreased to $2,534,000 for the three months ended September 30,1998 from $3,250,000 for the same period in 1997. As a percentage of net sales, cost of goods sold decreased to 59.9% in 1998 from 69.0% in 1997. Gross profit margin increased to 40.1% for the three months ended September 30, 1998 from 31.0% for the three months ended September 30, 1997.

For the nine months ended September 30, 1998 as compared to 1997, cost of goods sold decreased to $8,264,000 from $8,466,000. As a percentage of net sales for the nine months, cost of goods sold decreased to 60.4% from 64.2%. Gross profit margin increased to 39.6% from 35.8% for the nine months ended September 30, 1998 and 1997, respectively.

The improvement in gross profit is a result of the Company's new strategic emphasis of developing innovative high gross profit products, especially for its largest customer, and also on improved manufacturing efficiency as a result of recent capital expenditures. Management expects gross profit margin to continue to remain strong through its strategic emphasis of developing innovative products and processes, but there can be no assurance that these margin improvements will be sustained.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $145,000 to $1,512,000 for the three months ended September 30, 1998 from $1,657,000 for the three months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased marginally to 35.7% in the three months ended September 30,1998 from 35.2% in the same period of 1997. The decrease in selling, general and administrative expenses primarily consists of increased payroll related costs of $5,000; decreased marketing, commissions and travel expenses of $13,000; decreased public company expenses of $36,000, including investor relations, options/warrants issued for services, stock transfer costs, and costs associated with SEC reporting requirements; decreased professional fees of $103,000 and increased general office, rent, insurance, and telecommunication expenses of $3,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

Selling, general and administrative expenses increased by $208,000 to $4,748,000 for the nine months ended September 30, 1998 from $4,540,000 for the nine months ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased slightly to 34.7% in the nine months ended September 30,1998 from 34.4% in the same period of 1997. The increase in selling, general and administrative expenses for the nine months ended September 30, 1998 is primarily due to increased payroll related costs of $154,000; increased marketing, commissions and travel expenses of $107,000; decreased public company expenses of $62,000, including investor relations, options/warrants issued for services, stock transfer costs, and costs associated with SEC reporting requirements; decreased professional fees of $112,000 and increased general office, rent, insurance and telecommunications expenses of $98,000.

The $154,000 increase in payroll related costs for the nine months ended September 30, 1998 primarily comprised of a $36,000 decrease in administrative salaries and a $200,000 increase in factory indirect expenses of which $175,000 is attributable to the Apparel Division which had an increase in sales of 12.0%. As a percentage of Apparel Division sales, payroll costs for the Apparel Division increased to 13.0% for the first nine months of 1998 as compared to 12.4% for the first nine months of 1997.

Marketing, commissions and travel expenses, which increased $107,000 in the nine months ended September 30, 1998 as compared to the same period in 1997, increased as a percentage of net sales to 6.7% from 6.1%. These expenses are the result of additional focus being placed on customers other than the Company's largest customer.

Depreciation & Amortization Depreciation and amortization expense increased by $20,000 to $102,000 for the three months September 30, 1998 from $82,000 for the same period in 1997 and increased by $70,000 to $300,000 from $230,00 for the nine months ended September 30, 1998 compared to 1997. This increase is primarily attributable to an increase in equipment.

Net Interest Interest expense decreased by $30,000 or 42.9% to $42,000 for the three months ended September 30, 1998 from $72,000 for the three months ended September 30, 1997. Interest expense decreased by $72,000 or 32.9% to $147,000 for the nine months ended September 30, 1998 as compared to $219,000 for the same period in 1997. The decrease in net interest expense is due to a decrease in the cost of capital partially offset by increases in interest on additional capital leases acquired. In December 1997, the Company entered into a new three-year $2,900,000 credit facility with an asset-based lender at prime plus 2%. Alpha's previous credit facility was at prime plus 5%.

Income (loss) from Operations Income from operations increased by $364,000 to $83,000 for the three months ended September 30, 1998 from a loss from operations of $281,000 for the three months ended September 30, 1997. The increase in income from operations is due to an increase of gross profit of $239,000, a decrease in selling, general and administrative expenses of $145,000 and an increase in depreciation and amortization of $20,000.

Income from operations increased by $414,000 to $362,000 for the nine months ended September 30, 1998 compared to a loss from operations of $52,000 for the same period in 1997. The increased income from operations for the nine months is due to an increase in gross profit of $692,000 offset by an increase in selling, general and administrative expenses of $208,000 and an increase in depreciation and amortization of $70,000.

Net Income (loss) Net income for the three months ended September 30, 1998 was $41,000 compared to a net loss of $353,000 for the three months ended September 30, 1997, an improvement of $394,000 or 111.6%. The net income increase of $394,000 is comprised of an increase in income from operations of $364,000 and a decrease in interest expense of $30,000.

Net income for the nine months ended September 30, 1998 was $215,000 compared to a net loss of $271,000 for the nine months ended September 30, 1997, an improvement of $486,000 or 179.3%. The net income increase for the nine months of $486,000 is comprised of an increase in income from operations of $414,000 and a decrease in interest expense of $72,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash of $235,000 and working capital of $3,663,000. For the nine months ended September 30, 1998, cash decreased by $255,000 and accounts payable and accrued liabilities decreased by $862,000. The company currently has a secured asset based lender's line of credit of $2,900,000, based upon the level of eligible accounts receivable, inventory and equipment, which expires in December 2000. At September 30, 1998, the maximum line of credit was $2,174,000 for accounts receivable, inventory and equipment of which $852,000 remained available.

Net cash provided for operations was $217,000 for the nine months ended September 30, 1998 compared to net cash used for operations of $2,036,000 for the same period of 1997. The Company's generation of cash from operations for the nine months ended September 30, 1998 is due primarily to net income before depreciation and amortization and a decrease in accounts receivable, inventory and prepaid expenses and other assets offset by a decrease in accounts payable and accrued liabilities.

The Company's investing activities consist primarily of expenditures for fixed assets and intangible assets of $369,000 offset by $4,000 for the sale of marketable securities for a total of $365,000 for the nine months ended September 30, 1998.

The Company anticipates that its mask manufacturing capabilities are to be improved based on customer demands at an estimated cost of $150,000. Depending on the success of the automated shoe cover, approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the nine months ended September 30,1998, the Company's financing activities consisted primarily of decreases in the asset based loan of $65,000 and capital leases of $42,000, resulting in the net cash used by financing activities of $107,000.

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

YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of computer systems, equipment or software to properly recognize and process date-sensitive information beyond January 1, 2000.

The Company has assessed its Year 2000 risk in three categories: application software and computer equipment, other general business equipment, and compliance by suppliers.

APPLICATION SOFTWARE AND COMPUTER EQUIPMENT The company believes that it has identified substantially all of the major computer equipment, software applications and related equipment used in its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business operations. The Company has commenced the process of modifying, upgrading and replacing major computer related systems that have been identified as potentially non-compliant and expects to complete this process by March 1999. The Company has purchased and implemented a Year 2000 Complaint upgrade to its financial accounting software. This system upgrade is considered to be the most critical to continuing operations into the new millenium.

OTHER GENERAL BUSINESS EQUIPMENT In additon to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone systems and other business equipment may be affected by the Year 2000 problem. The Company's objective is to complete substantially all remediation and replacement of general business equipment by June 1999. The Company is currently assessing the costs of remediating the Year 2000 problem on its general business equipment but does not anticipate any material adverse effect on the Company's business or operational results.

COMPLIANCE BY SUPPLIERS The Company is initiating communications with critical external suppliers to determine the status of their efforts to become Year 2000 compliant and to determine the extent to which the Company is vulnerable as a result of supplier potential non-compliance. Evaluations of critical suppliers will be followed by the development of contingency plans. To the extent that supplier responses to Year 2000 readiness surveys are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternatives.

Management believes that the Company has and is devoting the necessary resources to identify and resolve any significant Year 2000 issues in a timely manner. The Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company has not developed a comprehensive contingency plan. However, the Company will continue to monitor the need for such a plan based upon the results of the aforementioned Year 2000 assessments.

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


                                    Alpha Pro Tech, Ltd.


DATE: November 11, 1998             BY: /s/ Sheldon Hoffman
                                        ----------------------------------------
                                    SHELDON HOFFMAN
                                    CHIEF EXECUTIVE OFFICER
                                    CHIEF FINANCIAL OFFICER