Form 10-K405
period 1998-12-31
ALPHA PRO TECH LTD
filed 1999-03-31
CIK 884269

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-K

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number - 019893

                            -------------------------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

                            -------------------------

         Delaware                                        63-1009183
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.
incorporation or organization

Suite 112, 60 Centurian Drive
Markham, Ontario                                          L3R 9R2
----------------------------                              --------
Address of principal offices                              Zip Code

Registrant's telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of registrants's Common Shares outstanding as of March 16, 1999 was 24,112,449.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1999 was $16,014,322 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 1999Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

                                     PART I

ITEM 1. BUSINESS

General

ALPHA PRO TECH, LTD. (referred to herein as the "Company") was incorporated on February 17, 1983 pursuant to the British Columbia Company Act R.S.B.C. 1979, Chapter 59 (the "Company Act (British Columbia)" under the name Princeton Resources Corp. The Company subsequently changed its name to Canadian Graphite Ltd. on July 27, 1988 and further changed its name to BFD Industries Inc. on July 4, 1989. Effective July 1, 1994, the Company changed its corporate domicile from Canada to the State of Delaware in the United States and changed its name to Alpha Pro Tech, Ltd. At that time, all of the Company's operating assets were transferred to its wholly owned subsidiary, Alpha Pro Tech, Inc. The Company's executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and its telephone number is (905) 479-0654.

Business

The Company develops, manufactures and markets disposable protective apparel and consumer products for the cleanroom, food services, industrial, medical, dental and consumer markets. The Company operates through three divisions: apparel; mask and shield; and extended care. The Company's products are primarily sold under the "Alpha Pro Tech" brand name, but are also sold for use under private label.

The Company's products are classified into five groups: Disposable protective apparel consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; food industry apparel consisting of a line of automated shoecovers, sleeve protectors, aprons, coveralls and bus boy jackets; infection control products consisting of a line of facial masks and facial shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys. The Company's products as classified above are grouped into three segments. The Apparel segment consisting of disposable protective apparel and food industry apparel; the Mask/Shield segment consisting of infection control products; and the Extended Care Unreal Lambskin(R) segment consisting of extended care products and consumer products.

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

The Company's products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of one purchasing group, twelve major distributors, approximately 1,000 additional distributors, approximately 9 independent sales representatives and a Company sales force of 7 people.

Historical Development

In April, 1989, the Company purchased all the assets, patents, trade secrets, inventory, goodwill and other properties to manufacture, among other items, certain transparent eye protection products utilizing an optical-grade polyester film from John Russell (the inventor of certain products currently being manufactured, marketed and distributed by the Company), Al Millar (currently president and a director of the Company), Sheldon Hoffman (currently chief executive officer and a director of the Company), Robert Isaly (currently a director of the Company), Irving Bronfman (a former director of the Company), BFD Inc. (an Alabama corporation), 779177 Ontario Inc. (a corporation owned by Messrs. Hoffman and Bronfman), and Milmed International Distributors Limited (a company owned by Al Millar). None of the persons or entities referred to above were officers, directors or affiliated with the Company in any way prior to the transaction.

From April 1, 1990 to August 30, 1991, the business currently being carried on by the Company, was operated by the BFD Industries Limited Partnership, an Ontario limited partnership (the "BFD Limited Partnership"), of which a wholly-owned subsidiary of the Company was the general partner, and of which there was only one limited partner. Pursuant to an agreement between the Company and the sole limited partner of the Company's Limited Partnership dated June 21, 1991, the Company purchased the limited partner's 50% interest in the BFD Limited Partnership for a purchase price of $ 1,000,000. The BFD Limited Partnership was dissolved on August 30, 1991 and the business and operations have continued to be carried on by the Company directly.

Prior to its acquisition of the business currently being conducted, the Company was involved in mining and exploration.

PRODUCTS

The Company's principal product groups and products include the following:

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

            Infection Control

            * Face Masks
            * Face Shields

            Extended Care

            * Unreal Lambswool
            * Medi-Pads
            * Hospital Pads
            * Wheelchair accessories
            * Bedrail Pads
            * Knee and Elbow protectors

            Consumer Products

            * Pet Bedding
            * Pet Toys

Disposable Protective Apparel

The Apparel division was established April 1, 1994, in connection with the acquisition of the assets of Disposable Medical Products Inc. ("DMPI"). The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico.

Food Industry

Through the acquisition of Gem Nonwovens, Inc. a patented automated shoe cover machine was acquired. This prototype machine has been replaced with an improved new machine which in combination with a patent pending laminated material allowed the Company to develop a shoecover that to date is being used and tested by a number of restaurant chains with favorable results and is marketed on a non exclusive basis by Chicopee, Inc. The balance of the food industry products are manufactured by the apparel division.

Masks and Face Shields

The facemasks come in a wide variety of filtration efficiencies and styles. The Company's patented Positive Facial Lock(R) feature provides a custom fit to the face to prevent blow-by for better protection. Combine this feature with the Magic Arch (R), that holds the mask away from the nose and mouth and creates a breathing chamber, and you have a quality disposable facemask.

The term "blow-by" is used to describe the potential for infectious material entering or escaping a facemask without going through the filter as a result of gaps or openings in the face mask.

All of the face shields are made from an optical-grade polyester film, and have a permanent anti-fog feature. This provides the wearer with extremely lightweight, distortion-free protection that can be worn for hours and will not fog up from humidity and/or perspiration. An important feature of all eye and face shields is that they are disposable. This eliminates a chance of cross infection between patients and saves hospitals the expense of sterilization after every use.

Extended care

The Extended Care Division began with the Company's Unreal Lambswool pressure sore and bed patient monitoring system product lines. The Unreal Lambswool is used to prevent decubitus ulcers or bedsores on long term care patients. The bed patient monitoring system offers nurses an alarm system that can tell when patients try to get out of bed. This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act (OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

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

Distribution

The Company relies primarily on a network of independent distributors for the sale of its products including the following:

*     VWR Scientific
*     Allegiance Healthcare
*     McKesson General Medical Corp
*     Medline Industries
*     Blain Supply
*     Owens and Minor
*     Astra Pharmaceutical
*     Johnson & Johnson Medical
*     Henry Schein, Inc.
*     The Stevens Company
*     General Cage Corp
*     Little Rapids

Of the twelve major distributors in the United States to the best of the Company's knowledge, all sell competing products.

In 1996, the Company entered into an exclusive five year agreement to supply VWR Scientific Products with eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. The distribution calls for VWR to purchase a minimum of $ 5 million during the first year to retain exclusive distribution rights. This minimum figure has been attained for 1996, 1997 and 1998.

In April, 1996, the Company entered into a three year distribution agreement with Chicopee, Inc. of Dayton, New Jersey with respect to the distribution of the Company's line of Aqua Trak black shoe covers.

Chicopee was granted exclusive distribution rights for the restaurant, food service, food processing and related businesses in the United States, Canada and Mexico. In order to maintain this exclusivity, Chicopee must purchase $ 11 million of products during the 18 month period, beginning April 8, 1996. Failure to meet such minimum purchases resulted in the termination of this exclusivity in 1998.

Sales to VWR Scientific Products represented 50.7% of total sales for 1997, and 51.1% for 1998. The loss of this customer would have a material adverse effect on the Company's business.

The Company does not generally have backlog orders, as orders are usually placed for shipment within 30 days. The Company anticipates no problems in fulfilling orders as they are placed.

Manufacturing

The Company's mask production facility is located in a 27,0000 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah.

A 25,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used for the manufacture of the Company's unreal lambskin products.

The Company's disposable protective apparel production is located in three facilities, a 45,000 sq. ft. facility located at 1180 West Industrial Park Drive in Nogales, Arizona which is used for cutting, warehousing and shipping, a 19,500 square foot facility at Kennedy Drive #6 in Sonora, Mexico which is used for assembly of shields and sewing, and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing.

The Company has a material coating and automated shoe cover facility of 36,000 square feet located at 2224 Cypress Street, Valdosta, Georgia.

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

Competition

The Company faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas. Other large competitors would include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, Isolyser, Inc., American Threshold and Maxium. The Company's major competitors in the industrial and cleanroom market are Kimberly Clark,3M, Isolyser, Inc., Kappler USA, and Allegiance Health Care. In the extended care market, Texten Corp., Glenoit Mills and Hudson Industries are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation, Lazy Pet Company and Dogloo, Inc. The Company has entered the food service market with a new type of product, and expects competition from companies who provide floor treatment and manufacturers of safety boots such as Weinbrenner, Inc. However, the Company believes that the quality of its products, along with the price and service provided, will allow it to remain competitive in the disposable apparel market.

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

Patents and Trademarks

Patents

The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, the Company has 14 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products and a U.S. patent on the automated shoecover and the shoecover process. In addition the Company has recently been issued a U.S. patent on a method to fold and put on sterile garments. The Company also has a U.S. patent pending on a fluid impervious and non-slip fabric for the Company's Aqua-Trak shoe cover. The Company has foreign patents either issued or pending for its MEDS, 1/2 Coverall, Combo Cone and Combo products but does not intend to maintain those foreign patents on products whose sales do not justify the maintenance expense. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know-how to maintain and develop its commercial position.

The various United States patents issued have remaining durations of approximately 8 to 17 years before expiry.

Trademarks

Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

Employees

As of February 1, 1999, the Company had 446 employees, including twelve persons at its head office in Markham, Ontario, Canada; 21 persons at its facemask production facility in Salt Lake City, Utah and 18 persons at its Extended Care production facility in Janesville, Wisconsin; 44 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 48 persons at its shield assembly and sewing operation in Nogales, Mexico; 278 at its sewing operation in Benjamin Hill, Mexico; and 16 persons at its coating and automated shoe cover facility in Valdosta, Georgia.

None of the Company's employees in the United States and Canada are subject to collective bargaining agreements. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 1999 agreement was signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.

ITEM 2. PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $ 2,500 under a lease expiring January 31, 1999. Twelve (12) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Senior Vice President and Controller, Lloyd Hoffman work out of this head office.

The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah. The monthly rental is $ 5,935 for 27,000 square feet. This lease expires July 1, 2000 with successive 2-year renewal options at rents based on the U.S. Consumer Price Index.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 25,000 square feet are leased for $5,600 monthly. The lease expires August 15, 2002. The Company's line of Extended Care products is manufactured in these facilities.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1140 West Industrial Park Drive, Nogales, Arizona. The monthly rental is $ 15,476 for 45,000 square feet. This lease expires July 31, 1999. Shield assembly and sewing is done at Kennedy Drive, # 6 in Sonora, Mexico. The monthly rental is $ 6,500 for 19,500 square feet. This lease expires December 31, 2002. Sewing is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $ 8,500 for 30,000 square feet. This lease expires June 23, 2004

The Coating Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $ 4,500 for 36,000 square feet.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

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

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                          Low         High
                                          ---         ----
1997  First Quarter                       7/8         2-3/16
      Second Quarter                      1-15/32     1-1/2
      Third Quarter                       1-13/32     1-3/4
      Fourth Quarter                      1-1/2       1-17/32

1998  First Quarter                       27/32       1-1/4
      Second Quarter                      11/16       15/16
      Third Quarter                       9/16        31/32
      Fourth Quarter                      15/32       13/16

1999  First Quarter                       15/32       1-1/32
(thru 3/16/99)

1998 Such over the counter market quotations reflect interdealer prices, without retail mark-up,. mark-down or commission, and ay not necessarily represent actual transactions.

As at March 16, 1998 there were approximately 556 shareholders of record, and approximately 3,500 beneficial owners.

Dividend Policy

The holders of the Company's Common Shares are entitled to receive such dividends as may be declared by the board of directors of the Company from time to time to the extent that funds are legally available for payment thereof. The Company has never declared nor paid any dividends on any of its Common Shares. It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company. Consequently, the Company has no intention to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                     --------------------------------------------------------------------------------------
                                         1998             1997               1996               1995               1994
Historical Statement of
Operations Data

Sales                                $ 17,985,000     $ 17,823,000       $ 14,863,000       $ 13,031,000       $ 11,966,000

Gross profit                            7,252,000        6,229,000          5,198,000          4,469,000          4,247,000
Selling, general and
administrative expenses                 6,341,000        6,531,000          4,610,000          4,342,000          3,562,000

Interest expense                          193,000          308,000            279,000            563,000            898,000
Impairment loss on intangible assets           --               --                 --          4,922,000                 --
Exchange of escrowed shares for
  new shares                                   --               --          2,204,000                 --                 --

Other expenses                            402,000          319,000            250,000            613,000            445,000
                                     ------------     ------------       ------------       ------------       ------------
Total expenses including
  provision (benefit) for
  income taxes                          6,936,000        7,158,000          7,343,000         10,440,000          4,905,000
                                     ------------     ------------       ------------       ------------       ------------

Net income (loss)                    $    316,000     $   (929,000)      $ (2,145,000)      $ (5,971,000)      $   (658,000)
                                     ============     ============       ============       ============       ============

Basic and diluted net income
  (loss) per share                   $       0.01     $      (0.04)      $      (0.12)      $      (0.36)      $      (0.05)
                                     ============     ============       ============       ============       ============
Per Share
Basic weighted average shares
  outstanding                          24,112,449       23,388,369         17,841,547         16,533,294         13,437,198
Diluted weighted average shares
  outstanding                          24,238,866       23,388,369         17,841,547         16,533,294         13,437,198

Historical Balance Sheet Data

Current assets                       $  6,230,000     $  7,411,000       $  5,614,000       $  4,860,000       $  4,715,000
Total assets                         $  8,938,000     $  9,985,000       $  7,481,000       $  6,410,000       $ 11,192,000
Current liabilities                  $  2,579,000     $  3,799,000       $  3,414,000       $  3,166,000       $  3,879,000
Long-term liabilities                $    406,000     $    549,000       $    217,000       $    240,000       $  1,154,000
Shareholders' equity                 $  5,953,000     $  5,637,000       $  3,850,000       $  3,004,000       $  6,159,000

(1) Includes the operations of Ludan Corporation which was acquired effective April 1, 1995. See Note 12 in Notes to the Consolidated Financial Statements.

(2) Includes the operations of Disposable Medical Products, Inc. which was acquired on March 25, 1994. See Note 12 in Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1998 compared to Fiscal 1997

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the year ended December 31, 1998 of $316,000 as compared to a net loss of $929,000 for the year ended December 31, 1997, representing an improvement of $1,245,000 or 134.0%. The net income increase is attributable primarily to a significant improvement in gross profit margin, a decrease in selling, general and administrative expenses, and a decrease in net interest expense. The improvement in gross profit margin is a result of the Company's strategic emphasis on developing innovative products and improved manufacturing efficiency.

Sales Consolidated net sales for the year ended December 31, 1998 increased to $17,985,000 from $17,823,000 in 1997, representing an increase of $162,000 or
0.9%.

Net sales for the Apparel Division for the year ended December 31, 1998 were $11,685,000 as compared to $10,969,000 for the same period of 1997. The Apparel Division sales increase of $716,000 or 6.5% was primarily due to increased sales to the Company's largest distributor which are expected to grow as a result of the Company's strategy to develop innovative solutions to meet this and other customers' needs, as well as improvements in the Asian economy. Net sales to this distributor were 51.1% and 50.7% of total consolidated net sales for 1998 and 1997, respectively.

Mask and eye shield sales decreased by 4.5%, to $4,158,000 in 1998 from $4,354,000 in 1997. This decrease is primarily the result of a drop in medical & dental mask sales, partially offset by increases in industrial mask sales. Sales of mask and eye shields should strengthen in 1999 with the introduction of the Medical Division and the introduction of a new line of masks and shields.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased by 14.3% to $2,142,000 in 1998 compared to $2,500,000 in the same period in 1997. The decrease in sales of $358,000 is primarily the result of the discontinuation of a low margin rolled good line, partially offset by increases in pet product sales and medical fleece sales of $221,000.

In late 1997, Alpha restructured its business around a strategy of innovation that has enabled it to develop custom products to meet its customers' needs in a very timely manner. This approach is to satisfy customer requirements in a way that the Company's larger competitors are unable to match.

Cost of Goods Sold Cost of goods sold decreased to $10,733,000 for the year ended December 31,1998 from $11,594,000 for the same period in 1997. As a percentage of net sales, cost of goods sold decreased to 59.7% in 1998 from 65.0% in 1997. Gross profit margin increased to 40.3% for the year ended December 31, 1998 from 35.0% for the same period in 1997.

The improvement in gross profit margin to 40.3% from 35.0% is a result of the Company's strategic emphasis on developing high gross profit products, especially for its largest customer and improved manufacturing efficiency as a result of recent capital expenditures. Management expects gross profit margin to continue to remain strong, but there can be no assurance that the Company's margin improvements will be sustained.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $190,000 to $6,341,000 for the year ended December 31, 1998 from $6,531,000 for the year ended December 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 35.3% in 1998 from 36.6% in 1997. The decrease in selling, general and administrative expenses primarily consists of decreased public company expenses of $91,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; decreased professional fee expenses of $115,000; decreased bad debt expenses of $131,000; decreased general office and factory expenses of $6,000; partially offset by increased payroll related costs of $53,000; increased marketing, commissions and travel expenses of $55,000; increased rent of $34,000; and increased telecommunications expense of $11,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

Depreciation & Amortization Depreciation and amortization expense increased by $83,000 to $402,000 for the year ended December 31, 1998 from $319,000 for the same period in 1997. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.

Income (loss) from Operations Income from operations increased by $1,130,000 to $509,000 for the year ended December 31, 1998 as compared to a loss from operations of $621,000 for the year ended December 31, 1997. The increase in income from operations is due to an increase in gross profit of $1,023,000 and a decrease in selling, general and administrative expenses of $190,000, partially offset by an increase in depreciation and amortization of $83,000.

Net Interest Net Interest expense decreased by $115,000 or 37.3%, to $193,000 for the year ended December 31, 1998 from $308,000 for the year ended December 31, 1997. The decrease in net interest expense is due to a decrease in the cost of capital partially offset by increases in interest on additional capital leases acquired and decreases in interest income. Interest income decreased by $31,000, to $36,000 for 1998 from $67,000 in 1997.

In December 1997, the Company entered into a three-year $2,900,000 credit facility, consisting of a line of credit of up to $2,500,000 and a term note of $400,000, with an asset-based lender at prime plus 2% on the credit line and at prime plus 2.25% on the term note. Alpha's previous credit facility was at prime plus 5%.

Net Income (loss) Net income for the year ended December 31, 1998 was $316,000 compared to a net loss of $929,000 for the year ended December 31, 1997, an improvement of $1,245,000 or 134.0%. The net income increase of $1,245,000 is comprised of an increase in income from operations of $1,130,000 and a decrease in interest expense of $115,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $32,000 was earned in 1998 as compared to nil in 1997.

Fiscal 1997 compared to Fiscal 1996

Alpha reported a net loss for the year ended December 31, 1997 of $929,000 as compared to a net loss of $2,145,000 for the year ended December 31, 1996, representing an improvement of $1,216,000. The net loss is attributable primarily to costs associated with Alpha's efforts to restructure into a more customer-driven, innovative operation and with an unprofitable venture into contract manufacturing of reusable apparel products that was discontinued in August 1997.

Sales Consolidated net sales for the year ended December 31, 1997 increased to $17,823,000 from $14,863,000 in 1996, representing an increase of $2,960,000 or
19.9%. Net sales for the Apparel Division for the year ended December 31, 1997 were $10,969,000 as compared to $7,475,000 for the same period of 1996. The Apparel Division sales increase of $3,494,000 or 46.7% was primarily due to increased sales to the Company's largest distributor which are expected to continue to grow as a result of the Company's strategy to develop innovative solutions to meet this and other customers' needs. Net sales to this distributor were 50.7% and 42.9% of consolidated net sales for 1997 and 1996, respectively. Mask and eye shield sales decreased by 13.5%, to $4,354,000 in 1997 from $5,035,000 in 1996. This decrease is primarily the result of a drop in shield/mask combination product sales. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased by 6.2% to $2,500,000 in 1997 compared to $2,353,000 in the same period in 1996. An increase in sales of Alpha's line of pet beds & related products is primarily responsible for the increase.

Cost of Goods Sold Cost of goods sold increased to $11,594,000 for the year ended December 31,1997 from $9,665,000 for the same period in 1996. As a percentage of net sales, cost of goods sold remained flat at 65.0% for both 1997 and 1996. Gross profit margin also remained constant at 35.0% for the years ended December 31, 1997 and 1996.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $1,921,000 to $6,531,000 for the year ended December 31, 1997 from $4,610,000 for the year ended December 31, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 36.6% in 1997 from 31.0% in 1996. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $886,000; increased marketing, commissions and travel expenses of $560,000; increased expense related to options/warrants issued for services of $98,000; increased public company expenses of $96,000 including investor relations, annual report, annual meeting costs and stock transfer costs and costs associated with SEC reporting requirements; increased professional fee expenses of $104,000; increased rent of $47,000; increased telecommunications expense of $41,000 and increased general office and factory expenses of $79,000. Of the increases in payroll related costs, $637,000 is due to increases in factory indirect expenses of which the majority is attributable to the Apparel Division, which had an increase in sales of 46.7%. As a percentage of Apparel Division sales, selling, general and administrative expenses for the Apparel division decreased slightly to 20.6% in 1997 as compared to 20.9% in 1996.

Depreciation & Amortization Depreciation and amortization expense increased by $65,000 to $319,000 for the year ended December 31, 1997 from $254,000 for the same period in 1996. This increase is primarily attributable to an increase in the purchase of equipment through capital leases and amortization of goodwill on the acquisition of Ludan Corporation.

Net Interest Interest expense increased by $29,000, to $308,000 for the year ended December 31, 1997 from $279,000 for the year ended December 31, 1996. The increase in interest expense is due to interest on the additional capital leases acquired. In December 1997, the Company entered into a three-year $2,900,000 credit facility, consisting of a line of credit of up to $2,500,000 and a term note of $400,000, with an asset-based lender at prime plus 2% on the credit line and at prime plus 2.25% on the term note. Alpha's previous credit facility was at prime plus 5%.

Loss from Operations Loss from operations decreased by $1,249,000 to a loss of $621,000 for the year ended December 31, 1997 as compared to a loss from operations of $1,870,000 for the year ended December 31, 1996. The decreased loss from operations of $1,249,000 is due to an increase in gross profit of $1,031,000 ; a decrease of $2,204,000 on the 1996 non cash exchange of escrow shares offset, by an increase in selling, general and administrative expenses of $1,921,000; and an increase in depreciation and amortization of $65,000.

Net Loss The net loss for the year ended December 31, 1997 was $929,000 compared to a net loss of $2,145,000 for the year ended December 31, 1996, an improvement of $1,216,000. The net loss decrease of $1,216,000 is comprised primarily of a decrease in loss from operations of $1,249,000 offset by an increase in interest expense of $29,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. No bonus was earned in 1997 or 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash of $43,000 and working capital of $3,651,000. During the year ended December 31, 1998, cash decreased by $447,000 and accounts payable and accrued liabilities decreased by $1,179,000. The decrease in the Company's cash is due to the reduction of accounts payable and accrued liabilities. However, the Company's maximum credit limit from its asset based lender increased by $388,000. The Company currently has an asset based lender's line of credit of up to $2,500,000 and a term note of $400,000 which expires in December 2000. At December 31, 1998, the unused line of credit was $1,276,000.

Net cash provided by operations was $180,000 for the year ended December 31, 1998 compared to net cash used in operations of $1,702,000 for the same period of 1997. The Company's generation of cash from operations for the year ended December 31, 1998 is due primarily to net income before depeciation and amortization, non-cash compensation expense and decreases in inventories, restricted cash and prepaid and other assets, offset by increases in accounts receivable and decreases in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $347,000 and increases in intangible assets of $43,000, for a total of $380,000 for the year ended December 31, 1998.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 1999 at an estimated cost of $150,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the year ended December 31, 1998, the Company's cash used in financing resulted primarily from net decreases in the asset based loan of $115,000 and decreases in capital leases of $122,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its asset based borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The new standard became effective for the Company for the year ended December 31, 1998 and requires that comparative information from earlier years be restated to conform to its requirements. See Note 11 of the Notes to the Consolidated financial statements.

YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of computer systems, equipment or software to properly recognize and process date-sensitive information beyond January 1, 2000.

The Company has assessed its Year 2000 risk in three categories: application software and computer equipment, other general business equipment, and compliance by suppliers.

APPLICATION SOFTWARE AND COMPUTER EQUIPMENT The company believes that it has identified substantially all of the major computer equipment, software applications and related equipment used in its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business operations. The Company has commenced the process of modifying, upgrading and replacing major computer related systems that have been identified as potentially non-compliant and expects to complete this process by June 1999. The Company has purchased and implemented a Year 2000 compliant upgrade to its financial accounting software at a cost of less than $20,000. This system upgrade is considered to be critical to continuing operations into the new millenium.

OTHER GENERAL BUSINESS EQUIPMENT In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone systems and other business equipment may be affected by the Year 2000 problem. The Company's objective is to complete substantially all remediation and replacement of general business equipment by June 1999. Management does not anticipate any material adverse effect on the Company's business or operational results related to its general business equipment.

COMPLIANCE BY SUPPLIERS The Company is initiating communications with critical external suppliers to determine the status of their efforts to become Year 2000 compliant and to determine the extent to which the Company is vulnerable as a result of potential supplier non-compliance. Evaluations of critical suppliers will be followed by the development of contingency plans. To the extent that supplier responses to Year 2000 readiness surveys are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternatives.

Management believes that the Company has and is devoting the necessary resources to identify and resolve any significant Year 2000 issues in a timely manner. The Company does not foresee significant risks associated with its Year 2000 compliance at this time. The total cost of the Year 2000 project is expected to be less than $50,000. The Company has not developed a comprehensive contingency plan. However, the Company will continue to monitor the need for such a plan based upon the results of the aforementioned Year 2000 assessments.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("Act) provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectations for the future with respect to financial performance or operating strategies, including statements with respect to year 2000 compliance, can be identified as forward-looking statements. Such statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Accountants thereon are set forth under Item 14 (a) (1) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 1998), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company which is expected to be held in June, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b)   Exhibit Index

ITEM 16.       Exhibits

(3)   (a)      Certificate of Incorporation dated February 17, 1983
      (b)      Certificate of Change of Name dated July 27, 1988
      (c)      Certificate of Change of Name dated July 4, 1989
      (d)      Memorandum
      (e)      Articles (equivalent to By-Laws)
      (f)      Certificate of Incorporation of Alpha Pro Tech, Ltd. dated June
               15, 1994*
      (g)      Application for Certificate of Registration and Articles of
               Continuance- State of Wyoming - Filed June 24 1994 *
      (h)      Certificate of Registration and Articles of Continuance of
               Secretary of State, State of Wyoming, dated June 24, 1994 *
      (i)      Certificate of Secretary of State of Wyoming dated June 24, 1995*
      (j)      Certificate of Amendment of Certificate of Incorporation of
               Alpha Pro Tech, Ltd., dated June 24, 1994 *
      (k)      Article of Merger of BFD Industries, Inc., a Wyoming Corporation
               and Alpha ProTech, Ltd., a Delaware Corporation, effective July
               1, 1994 *
      (l)      Certificate of Ownership and Merger which merges BFD Industries with and into Alpha Pro Tech, Ltd., a Delaware Corporation effective July 1, 1994 *

(4)   (a)      Form of Common Stock Certificate **

(10)  (a)      Form of Director's Stock Option Agreement
      (b)      Form of Employee's Stock Option Agreement
      (c)      Employment Agreement between the Company and Al Millar dated
               June, 1989
      (c)(i)   Employment Agreement between the Company and Donald E. Bennett,
               Jr. **
      (c)(ii)  Employment Agreement between the Company and Michael Scheerer ***
      (d)      Lease Agreement between White Dairy Company, Inc. and the Company for lease of the premises situated at 2724-7th Avenue South, Birmingham, Alabama, 35233, dated March, 1990 and amendment thereto dated April, 1990
      (e)      BFD Industries Limited Partnership Agreement between 881216
               Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
      (f)      Asset Purchase Agreement between the Company and the BFD
               Industries Limited Partnership dated May 17, 1990
      (g)      Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made
               August 30, 1991
      (h)      Professional Services Agreement between the Company and Quanta
               Corporation dated September, 1991
      (i)      Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
      (j)      National Account Marketing Agreement between the Company and
               National Contracts, Inc. dated October 7, 1991
      (k)      Group Purchasing Agreement between the Company and Premier
               Hospitals Alliance, Inc. dated November 1, 1991
      (l)      Letter of Intent between the Company and the shareholders of
               Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992

      (m) Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
      (n)      Group Purchasing Agreement between the Company and Magnet, Inc.
      (o)      Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.

----------

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

                                   ALPHA PRO TECH, LTD.


Date: March 27, 1999               By: /s/ SHELDON HOFFMAN
      --------------                   -----------------------------------------
                                           Sheldon Hoffman
                                           Chief Executive Officer,
                                           Principal Financial Officer
                                           and Director


Date: March 27, 1999               By: /s/ LLOYD HOFFMAN
      --------------                   -----------------------------------------
                                           Lloyd Hoffman
                                           Senior Vice President, Controller and
                                           Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 27, 1999.

      /s/ DONALD E. BENNETT, JR.
      -------------------------------
      Donald E. Bennett, Jr. Director

      /s/ SHELDON HOFFMAN
      -------------------------------
      Sheldon Hoffman, Director

      /s/ ROBERT H. ISALY
      -------------------------------
      Robert H. Isaly, Director

      /s/ ALEXANDER W. MILLAR
      -------------------------------
      Alexander W. Millar, Director

      /s/ DR. JOHN RITOTA
      -------------------------------
      Dr. John Ritota, Director

Alpha Pro Tech, Ltd.
Consolidated Financial Statements
December 31, 1998, 1997 and 1996

Alpha Pro Tech, Ltd.

Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                            Page
Consolidated Financial Statements:

  Report of Independent Accountants..........................................F-2

  Consolidated Balance Sheets at December 31, 1998 and 1997..................F-3

  Consolidated Statements of Operations for the three years
    in the period ended December 31, 1998....................................F-4

  Consolidated Statements of Shareholders' Equity for the
    three years in the period ended December 31, 1998........................F-5

  Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1998...........................................F-6

  Notes to Consolidated Financial Statements.................................F-8

Financial Statement Schedules:

  Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1998.................................................F-22

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 26, 1999

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                            December 31,
                                                                       1998               1997
                                                                   ------------       ------------
Assets
Current assets:
  Cash                                                             $     43,000       $    490,000
  Restricted cash                                                        16,000             21,000
  Accounts receivable, net of allowance for doubtful accounts
    of $48,000 and $91,000, respectively                              3,038,000          2,805,000
  Inventories                                                         2,999,000          3,697,000
  Prepaid expenses and other current assets                             134,000            398,000
                                                                   ------------       ------------
      Total current assets                                            6,230,000          7,411,000

Property and equipment, net                                           2,125,000          2,084,000
Intangible assets, net                                                  305,000            305,000
Notes receivable and other assets                                       278,000            185,000
                                                                   ------------       ------------
                                                                   $  8,938,000       $  9,985,000
                                                                   ============       ============
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                 $    983,000       $  2,142,000
  Accrued liabilities                                                   474,000            494,000
  Notes payable, current portion                                      1,009,000          1,051,000
  Capital leases, current portion                                       113,000            112,000
                                                                   ------------       ------------
      Total current liabilities                                       2,579,000          3,799,000

Notes payable, less current portion                                     247,000            320,000
Capital leases, less current portion                                    159,000            229,000
                                                                   ------------       ------------
      Total liabilities                                               2,985,000          4,348,000
                                                                   ------------       ------------

Commitments and contingencies (Notes 7 and 10)

Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
    24,112,449 issued and outstanding at
    December 31, 1998 and 1997                                          241,000            241,000
  Additional paid-in capital                                         24,338,000         24,338,000
  Accumulated deficit                                               (18,626,000)       (18,942,000)
                                                                   ------------       ------------
      Total shareholders' equity                                      5,953,000          5,637,000
                                                                   ------------       ------------
                                                                   $  8,938,000       $  9,985,000
                                                                   ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                             Year ended December 31,
                                                     1998             1997               1996
                                                 ------------     ------------       ------------
Sales                                            $ 17,985,000     $ 17,823,000       $ 14,863,000

Cost of goods sold, excluding depreciation
  and amortization                                 10,733,000       11,594,000          9,665,000
                                                 ------------     ------------       ------------
                                                    7,252,000        6,229,000          5,198,000

Expenses:
  Selling, general and administrative               6,341,000        6,531,000          4,610,000
  Depreciation and amortization                       402,000          319,000            254,000
  Exchange of escrowed shares
    for new shares (Note 8)                                --               --          2,204,000
                                                 ------------     ------------       ------------
  Income (loss) from operations                       509,000         (621,000)        (1,870,000)
                                                 ------------     ------------       ------------
  Other expense
    Interest, net                                     193,000          308,000            279,000
                                                 ------------     ------------       ------------
                                                      193,000          308,000            279,000
                                                 ------------     ------------       ------------

Income (loss) before minority interest in
  consolidated subsidiary and provision
  (benefit) for income taxes                          316,000         (929,000)        (2,149,000)

Minority interest in (income) loss of
  consolidated subsidiary                                  --               --              4,000
Provision (benefit) for income taxes                       --               --                 --
                                                 ------------     ------------       ------------
Net income (loss)                                $    316,000     $   (929,000)      $ (2,145,000)
                                                 ============     ============       ============

Basic income (loss) per share                    $       0.01     $      (0.04)      $      (0.12)
                                                 ============     ============       ============

Diluted income (loss) per share                  $       0.01     $      (0.04)      $      (0.12)
                                                 ============     ============       ============

Basic weighted average shares outstanding          24,112,449       23,388,369         17,841,547
                                                 ============     ============       ============

Diluted weighted average shares outstanding        24,238,866       23,388,369         17,841,547
                                                 ============     ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------

                                                               Additional
                                                   Common       Paid-in        Accumulated
                                   Shares           Stock       Capital           Deficit            Total
                                ------------    ------------  ------------     ------------       ------------
Balance at
  December 31, 1995               19,911,130    $    199,000  $ 18,673,000     $(15,868,000)      $  3,004,000
Stock issued upon exercise
  of options/warrants                844,333           8,000       711,000               --            719,000
Options/warrants issued
  for services                            --              --        68,000               --             68,000
Exchange of escrowed
  shares                                  --              --     2,204,000               --          2,204,000
Net loss                                  --              --            --       (2,145,000)        (2,145,000)
                                ------------    ------------  ------------     ------------       ------------

Balance at
  December 31, 1996               20,755,463         207,000    21,656,000      (18,013,000)         3,850,000
Stock issued upon exercise
  of options/warrants              3,356,986          34,000     2,429,000               --          2,463,000
Options/warrants issued
  for services                            --              --       253,000               --            253,000
Net loss                                  --              --            --         (929,000)          (929,000)
                                ------------    ------------  ------------     ------------       ------------

Balance at
  December 31, 1997               24,112,449         241,000    24,338,000      (18,942,000)         5,637,000

Net income                                --              --            --          316,000            316,000
                                ------------    ------------  ------------     ------------       ------------

Balance at
  December 31, 1998               24,112,449    $    241,000  $ 24,338,000     $(18,626,000)      $  5,953,000
                                ============    ============  ============     ============       ============

       The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                       Year ended December 31,
                                                              1998              1997              1996
                                                           -----------       -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                        $   316,000       $  (929,000)      $(2,145,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            402,000           319,000           254,000
      Exchange of escrowed shares (Note 8)                          --                --         2,204,000
      Minority interest                                             --                --            (4,000)
      Amortization of securities issued for services           110,000           120,000            39,000
      Changes in assets and liabilities:
        Restricted cash                                          5,000            18,000            (3,000)
        Accounts receivable                                   (233,000)         (635,000)          (99,000)
        Inventories                                            698,000          (755,000)         (844,000)
        Prepaid expenses and other assets                       61,000          (229,000)          152,000
        Accounts payable and accrued liabilities            (1,179,000)          389,000           145,000
                                                           -----------       -----------       -----------

  Net cash provided by (used in) operating activities          180,000        (1,702,000)         (301,000)
                                                           -----------       -----------       -----------

Cash flows from investing activities:
  Acquisition of businesses                                         --           (70,000)          (49,000)
  Purchase of property and equipment                          (347,000)         (481,000)         (388,000)
  Cost of intangible assets                                    (43,000)          (53,000)          (20,000)
                                                           -----------       -----------       -----------

  Net cash used in investing activities                       (390,000)         (604,000)         (457,000)
                                                           -----------       -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            --         2,463,000           719,000
  Proceeds from related parties                                     --                --           124,000
  Payments to related parties                                       --           (19,000)         (149,000)
  Net proceeds from loans payable                                   --         1,936,000           136,000
  Net repayments on notes payable                             (115,000)       (1,788,000)         (106,000)
  Principal repayments on capital leases                      (122,000)          (71,000)          (35,000)
                                                           -----------       -----------       -----------

  Net cash (used in) provided by financing activities         (237,000)        2,521,000           689,000
                                                           -----------       -----------       -----------

       The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                     Year ended December 31,
                                                               1998             1997         1996
                                                             ---------       ---------     ---------
      Increase (decrease) in cash                            $(447,000)      $ 215,000     $ (69,000)

      Cash, beginning of period                                490,000         275,000       344,000
                                                             ---------       ---------     ---------

      Cash, end of period                                    $  43,000       $ 490,000     $ 275,000
                                                             =========       =========     =========

      Supplemental disclosure of cash flow information:
        Cash paid for interest                               $ 229,000       $ 375,000     $ 317,000
                                                             =========       =========     =========

        Cash paid for income taxes                           $      --       $      --     $      --
                                                             =========       =========     =========

Non-cash investing and financing activity:

      1998

      The Company incurred capital lease obligations for machinery and equipment of $53,000.

      1997

      The Company incurred capital lease obligations for machinery and equipment of $270,000.

      1996

      Effective June 1996, the Company acquired the remaining 20% minority interest in Ludan Corporation for a $68,000 note payable.

      The Company incurred capital lease obligations for machinery and equipment of $105,000.

       The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    The Company

      Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover and apparel products and woundcare (fleece) products. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States.

2.    Summary of significant accounting policies

      Principles of consolidation

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc.
      (APT), as well as APT's wholly-owned subsidiaries, Ludan Corporation (LC), Disposable Medical Products, Inc. (DMPI) and DPI De Mexico (DPI). All significant intercompany accounts and transactions have been eliminated.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

      Property and equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization and is depreciated and amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

      Factory equipment                            9-20 years
      Office furniture and equipment               7 years
      Leasehold improvements                       4-6 years
      Vehicles                                     5 years

      Expenditures for renewals and betterments are capitalized; whereas costs of maintenance and repairs are charged to operations in the period incurred.

      Intangible assets

      The excess of purchase price over the estimated fair value of assets acquired and liabilities assumed has been recorded as goodwill and is being amortized using the straight-line method over 8 years. Patent rights are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 8-17 years.

      Long-lived assets

      Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company had no impaired assets as of December 31, 1998 or 1997.

      Stock for services

      Options to purchase common stock and warrants to purchase common stock that are granted to third parties in exchange for services are valued at their estimated fair value at the measurement date and are expensed over the period the services are rendered.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Revenue recognition

      Sales are generally recognized when goods are shipped to customers. Sales are reduced for anticipated sales returns and allowances.

      Advertising

      Advertising costs consist primarily of catalog preparation and printing costs which are charged to expense when shipped. Catalog costs expensed in 1998, 1997 and 1996 were $37,000, $16,000 and $0, respectively.

      Stock Based Compensation

      As allowed by Statement of Financial Accounting Standards No. 123 (SFAS
      123), "Accounting for Stock-based Compensation," which recommends but does not require a method based on the fair value of equity instruments awarded to employees to account for stock-based compensation, the Company applies the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation. The company also provides pro forma disclosure in the notes to the financial statements of the differences between the fair value method and the intrinsic value method (Note 8).

      Income taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes (Note 9).

      Net income (loss) per share

      Net income (loss) per share "EPS" has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS
      128), "Earnings Per Share" which became effective after December 15, 1997. All periods prior to December 15, 1997 have been restated to conform with the provisions SFAS 128.

      The following table provides a reconciliation of both the net income
      (loss) and the number of shares used in the computations of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

                                                                         For the Year Ended December 31,
                                                                    1998             1997               1996

      Net income (loss) (Numerator)                             $    316,000     $   (929,000)      $ (2,145,000)

      Shares (Denominator):
        Basic weighted average shares outstanding                 24,112,449       23,388,369         17,841,547
        Add: Dilutive effect of stock options and warrants           126,417               --                 --
                                                                ------------     ------------       ------------

        Diluted weighted average shares outstanding               24,238,866       23,388,369         17,841,547
                                                                ============     ============       ============

      Net income (loss) per share:
        Basic                                                   $       0.01     $      (0.04)      $      (0.12)
        Diluted                                                 $       0.01     $      (0.04)      $      (0.12)

      Potential common shares for 1997 and 1996 were anti-dilutive and accordingly were excluded from

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      the net income (loss) per share calculations.

      Translation of foreign currencies

      The Company has adopted the United States dollar as its functional currency. Transactions in foreign currencies during the reporting periods are translated into the functional currency at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date and are immaterial in amount. Transaction gains or losses on foreign exchange are reflected in net income (loss) for the periods presented and are immaterial in amount.

      Segment Information

      In 1998, the Company adopted SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

      Use of estimates

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Fair value of financial instruments

      The fair value of financial instruments including cash, restricted cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective book values at December 31, 1998 and 1997.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's basis of presentation.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Inventories

      Inventories consist of the following:

                                                      1998              1997

      Raw materials                               $ 1,699,000       $ 1,741,000
      Work in process                                  95,000           370,000
      Finished goods                                1,205,000         1,586,000
                                                  -----------       -----------

                                                  $ 2,999,000       $ 3,697,000
                                                  ===========       ===========

4.    Property and equipment

      Property and equipment consist of the following:

                                                      1998              1997

      Machinery and equipment                     $ 2,854,000       $ 2,557,000
      Office furniture and equipment                  622,000           525,000
      Leasehold improvements                           96,000            90,000
                                                  -----------       -----------

                                                    3,572,000         3,172,000
      Less accumulated depreciation and
        amortization                               (1,447,000)       (1,088,000)
                                                  -----------       -----------

                                                  $ 2,125,000       $ 2,084,000
                                                  ===========       ===========

      Included in the above amounts are the following assets under capital lease obligations:

                                                      1998              1997

      Machinery and equipment                     $   419,000       $   396,000
      Office furniture and equipment                   84,000            62,000
                                                  -----------       -----------

                                                      503,000           458,000

      Less accumulated amortization                  (172,000)         (102,000)
                                                  -----------       -----------

                                                  $   331,000       $   356,000
                                                  ===========       ===========

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.    Intangible assets

      Intangible assets consist of the following:

                                                      1998              1997

      Goodwill                                    $   206,000       $   206,000
      Patents                                         136,000           107,000
      Other                                            98,000            84,000
                                                  -----------       -----------

                                                      440,000           397,000
      Less accumulated amortization                  (135,000)          (92,000)
                                                  -----------       -----------

                                                  $   305,000       $   305,000
                                                  ===========       ===========

6.    Accrued liabilities

      Accrued liabilities consist of the following:

                                                      1998              1997

      Professional fees                           $   105,000       $   145,000
      Payroll and payroll taxes                       122,000           267,000
      Other                                           247,000            82,000
                                                  -----------       -----------

                                                  $   474,000       $   494,000
                                                  ===========       ===========

7.    Notes Payable

      In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. Notes payable at December 31, 1998 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a line of credit for up to $2,500,000 based on eligible accounts receivable and inventory, of which $929,000 was outstanding and $1,276,000 was available at December 31, 1998. The credit facility bears interest at prime plus 2%, which totaled 9.75% at December 31, 1998 and is secured by accounts receivable, inventory, trademarks, patents, property, and 66.67% of the issued and outstanding shares of DPI.

      The Company also has a $400,000 term note secured by equipment. The Company's outstanding balance on this term note was $327,000 at December 31, 1998. The term note is due in monthly installments of $7,000 with interest at prime plus 2.25%, which totaled 10% at December 31, 1998, maturing July 1, 2003.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The Company paid $29,000 in loan origination fees to obtain the above credit facilities. Under the terms of the agreement, the Company pays a 0.5% loan fee annually.

      The Company used certain of the proceeds of its new facilities to repay its previous asset-based loan. Under the terms of the previous facility, the Company paid $63,000 and $84,000 in loan and unused line of credit fees for the years ended December 31, 1997 and 1996, respectively.

      Future maturities of notes payable are as follows:

      1999                                                          $ 1,009,000
      2000                                                               80,000
      2001                                                               80,000
      2002                                                               80,000
      2003                                                                7,000
                                                                    -----------

                                                                    $ 1,256,000
                                                                    ===========

8.    Shareholders' Equity

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Warrant activity

      Warrant activity for the three years ended December 31, 1998 is as follows:

                                                                 Exercise Price
                                                   Shares         Per Warrant

      Warrants outstanding, December 31, 1995    3,495,867       $0.75 to $1.75
        Granted to employees                        95,384                $1.03
        Exercised                                 (188,333)      $0.75 to $1.25
        Expired                                    (90,000)               $1.25
                                                ----------       --------------

      Warrants outstanding, December 31, 1996    3,312,918       $0.75 to $1.75
        Exercised                               (3,096,986)               $0.75
        Expired                                    (96,884)      $0.75 to $1.03
                                                ----------       --------------

      Warrants outstanding, December 31, 1997      119,048                $1.75
        Exercised                                       --
        Expired                                         --
                                                ----------       --------------

      Warrants outstanding, December 31, 1998      119,048                $1.75
                                                ----------       --------------

      The warrants outstanding at December 31, 1998 are currently exerciseable, and each warrant entitles the holder to purchase one common share for the stated price. Such warrants expire July 1, 1999.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Option activity

      During 1993, the Company adopted stock option plans for employees and directors of the Company. As of December 31, 1998, 3.6 million shares were reserved for issuance under these plans and 3.5 million options have been granted. The exercise price of the options is determined based on the fair market value of the stock on the date of grant, and the options generally vest immediately. Option activity for the three years ended December 31, 1998 is as follows:

                                                                    Average
                                                                 Exercise Price
                                                    Shares         Per Option

      Options outstanding, December 31, 1995       3,541,500            $0.98
        Granted to employees                          87,000            $1.12
        Granted to consultants                        10,000            $1.47
        Exercised                                   (656,000)           $0.85
        Canceled                                    (393,500)           $1.06
                                                  ----------       ----------

      Options outstanding, December 31, 1996       2,589,000            $1.01
        Granted to employees                         675,000            $0.99
        Granted to consultants                       610,000            $1.82
        Exercised                                   (260,000)           $0.79
        Canceled                                    (216,000)           $1.80
                                                  ----------       ----------

      Options outstanding, December 31, 1997       3,398,000            $1.13
        Granted to employees                       1,864,000            $0.80
        Granted to consultants                            --               --
        Exercised                                         --               --
        Canceled                                  (2,268,000)           $1.02
                                                  ----------       ----------

      Options outstanding, December 31, 1998       2,994,000            $1.00
                                                  ----------       ----------

      All options are fully exerciseable.

      The following summarizes information about stock options outstanding at December 31, 1998:

                                                  Options Outstanding
                                                                      Average
      Exercise                                           Average       Term
        Price                               Shares        Price      Remaining

    $0.50 to $0.75                        1,153,000       $ 0.72       4.33
    $0.76 to $0.99                          851,000       $ 0.94       0.82
    $1.00 to $1.50                          865,000       $ 1.26       1.53
    $1.51 to $2.75                          125,000       $ 2.31       0.97

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Had compensation expense for the Company's employee/director options been determined based on the fair value of the options at the grant date, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                        For the Year Ended
                                                       1998            1997

      Pro forma net income (loss)                    $ 10,000       ($1,183,000)
                                                     ========       ===========

      Pro forma basic income (loss) per share        $   0.00       ($     0.05)
                                                     ========       ===========

      Pro forma diluted income (loss) per share      $   0.00       ($     0.05)
                                                     ========       ===========

      For the purpose of the above pro forma disclosures, the fair value of each employee/director stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1998        1997        1996

      Risk-free interest rate                5.00%      6.15%        7.50%
      Expected life                          5 years    5 years      5 years
      Expected volatility                    70%        70%          70%
      Expected dividend yield                0%         0%           0%

      The weighted-average grant date fair values of employee/director options granted during 1998, 1997 and 1996 were $0.27, $0.38 and $0.72, respectively.

9.    Income taxes

      The provision (benefit) for income taxes consists of the following:

                                          Year ended December 31,
                                   1998              1997              1996

      Current                  $         --      $         --      $         --
      Deferred                           --                --                --
                               ============      ============      ============

                               $         --      $         --      $         --
                               ============      =============     ============

      No provision (benefit) for income taxes has been recorded in the consolidated statements of operations as a result of the Company's net operating loss carryforwards and the fact that the Company's history of recurring losses makes the realization of the benefit of such losses uncertain.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Deferred tax assets (liabilities) are comprised of the following at December 31.

                                                   1998                 1997
      Loss carryforwards
        U.S                                    $   967,000          $ 2,428,000
        Canada                                     734,000            1,379,000
        Other                                      184,000               96,000
                                               -----------          -----------

      Gross deferred tax assets                  1,885,000            3,903,000
      Depreciation and amortization               (247,000)            (166,000)
                                               -----------          -----------

      Net                                        1,638,000            3,737,000
      Valuation allowance                       (1,638,000)          (3,737,000)
                                               -----------          -----------

                                               $        --          $        --
                                               ===========          ===========

      The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to the income (loss) before income taxes as a result of the following:

                                                               Year ended December 31,
                                                         1998            1997            1996
      Recovery of income taxes based on United
        States statutory rates (34%)                  $ 108,000       $(316,000)      $(729,000)
      Non-deductible meals and entertainment             11,000          43,000          24,000
      Compensation expense for exchange of
        escrowed shares for new shares                                                  749,000
      Increase (decrease) in valuation allowance       (132,000)        301,000         (29,000)
      Other                                              13,000         (28,000)        (15,000)
                                                      ---------       ---------       ---------
                                                      $      --       $      --       $      --
                                                      =========       =========       =========

      At December 31, 1998, the Company has net operating losses for United States and Canadian tax purposes available to reduce future United States and Canadian taxable income amounting to approximately $3.1 million and $2.1 million, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      For United States income tax purposes, these losses will expire as follows:

      2009                                                            1,238,000
      2010                                                              584,000
      2011                                                               63,000
      2012                                                                   --
      2013                                                                   --
      2014                                                                   --
      2015                                                                   --
      2016                                                                   --
      2017                                                              960,000
                                                                     ----------

                                                                     $2,845,000
                                                                     ==========

      For Canadian income tax purposes, these losses will expire as follows:

      1999                                                         $  2,160,000
                                                                     ==========

      In the event of changes in ownership, IRS regulations may limit net operating losses available to the Company.

10.   Lease Commitments and Obligations

      The Company leases manufacturing facilities under non-cancelable operating leases expiring between July 1999 and August 2002. The Company also leases certain manufacturing and office equipment under capital leases expiring between June 1999 and December 2002.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The following summarizes future minimum lease payments required under capital and non-cancelable operating leases:

                                                         Capital      Operating
                                                         Leases        Leases

      1999                                              $ 163,000     $ 179,000
      2000                                                138,000        69,000
      2001                                                 22,000        67,000
      2002                                                 13,000        45,000
      2003                                                      -             -
                                                        ---------     ---------

      Future minimum lease payments                     $ 336,000     $ 360,000
                                                                      =========
      Less amounts representing interest                   64,000
                                                        ---------

      Present value of future minimum lease payments    $ 272,000
      Less amounts due within one year                    113,000
                                                        ---------

      Amounts due after one year                        $ 159,000
                                                        =========

      Total rent expense incurred by the Company under operating leases for the years ended December 31, 1998, 1997 and 1996 was $654,000, $588,000 and
      $599,000, respectively.

11.   Activity of Business Segments

      In 1998 the Company adopted SFAS 131. The prior year's segment information has been restated to present the Company's reportable segments.

      The Company classifies its businesses into three fundamental segments:
      Apparel, consisting principally of disposable medical clothing such as overalls, frocks, lab coats, hoods, bouffant caps; and shoe covers (including the Aqua Track and spunbond shoe covers); Mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

      The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales and gross margin.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The following table shows net sales for each segment for the years ended December 31, 1998, 1997 and 1996:

                                                       1998               1997               1996
      Apparel                                      $ 11,685,000       $ 10,969,000       $  7,475,000
      Mask and shield                                 4,158,000          4,354,000          5,035,000
      Fleece                                          2,142,000          2,500,000          2,353,000
                                                   ------------       ------------       ------------

      Consolidated total net sales                 $ 17,985,000       $ 17,823,000       $ 14,863,000
                                                   ============       ============       ============

    A reconciliation of total segment net income to total consolidated net income for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                       1998               1997               1996
      Apparel                                      $  1,746,000       $    982,000       $    270,000
      Mask and Shield                                 1,116,000            958,000            548,000
      Fleece                                            448,000            548,000            571,000
                                                   ------------       ------------       ------------

      Total segment net income (loss)                 3,310,000          2,488,000          1,389,000
      Unallocated corporate overhead expenses        (2,994,000)        (3,417,000)        (3,534,000)
                                                   ------------       ------------       ------------

      Consolidated net income (loss)               $    316,000       $   (929,000)      $ (2,145,000)
                                                   ============       ============       ============

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The following reflects sales and long-lived asset information by geographic area as of and for the years ended December 31, 1998, 1997 and 1996:

                                                       1998               1997               1996
      Sales by region
        United States                              $ 17,393,000       $ 17,240,000       $ 14,284,000
        International                                   592,000            583,000            579,000
                                                   ------------       ------------       ------------

      Consolidated total sales                     $ 17,985,000       $ 17,823,000       $ 14,863,000
                                                   ============       ============       ============

      Long-lived assets
        United States                              $  1,946,000       $  1,911,000       $  1,486,000
        International                                   179,000            173,000            129,000
                                                   ------------       ------------       ------------

      Consolidated total long-lived assets         $  2,125,000       $  2,084,000       $  1,615,000
                                                   ============       ============       ============

      Sales by region are based on the countries in which the customers are located. The Company did not generate sales from any single foreign country that was material to the Company's consolidated sales.

12.   Acquisitions

      Effective April 1995, the Company acquired an 80% interest in Ludan Corporation, a Georgia based materials laminating company, for $35,000 in cash, including $6,000 of direct acquisition costs, plus the assumption of net liabilities of $23,000. In addition, a note payable owed by LC to a third party of $20,000 was converted to 20,000 shares of the Company's common stock. The Company recorded $78,000 of goodwill in connection with the acquisition which is being amortized over 8 years.

      In June 1996, the Company acquired the remaining 20% interest in LC for a $68,000 note payable, of which $49,000 was paid in 1996 and the $19,000 remaining was paid in 1997. The Company recorded an additional $58,000 of goodwill which is being amortized over 8 years.

      In connection with this purchase during 1997, the Company acquired the remaining 3.2% of DPI's shares for $70,000. The Company recorded $70,000 of goodwill in connection with the acquisition. Such goodwill is being amortized over 8 years.

13. Major customer and concentration of credit risk The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor constituted 51.1%, 50.7% and 42.9% of total net sales for 1998, 1997 and 1996, respectively. Trade receivables from this distributor were 38.4% and 42.3% of total trade receivables as of December 31, 1998 and 1997, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.

                      Alpha Pro Tech, Ltd. And Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                             Balance at      Charged           Charged                          Balance at
                             Beginning     to Costs and        to Other                           End of
Description                  of Period       Expenses          Accounts         Deductions        Period

December 31, 1998
Deducted from
related asset account:

Allowance for
doubtful accounts           $    91,000     $     7,000      $          --      $    50,000     $    48,000
                            ===========     ===========      =============      ===========     ===========

Provision for
inventory                   $    79,000     $    67,000      $          --      $        --     $   146,000
                            ===========     ===========      =============      ===========     ===========

Valuation allowance
for income taxes            $ 3,737,000     $        --        $(2,099,000)     $        --     $ 1,638,000
                            ===========     ===========      =============      ===========     ===========

December 31, 1997
Deducted from
related asset account:

Allowance for
doubtful accounts           $   122,000     $    11,000      $        --        $    42,000     $    91,000
                            ===========     ===========      =============      ===========     ===========

Provision for
inventory                   $    42,000     $    37,000      $          --      $        --     $    79,000
                            ===========     ===========      =============      ===========     ===========

Valuation allowance
for income taxes            $ 3,455,000     $        --      $   282,000        $        --     $ 3,737,000
                            ===========     ===========      =============      ===========     ===========

December 31, 1996
Deducted from
related asset account:

Allowance for
doubtful accounts           $    61,000     $    80,000      $          --      $    19,000     $   122,000
                            ===========     ===========      =============      ===========     ===========

Provision for
inventory                   $    32,000     $    10,000      $          --      $        --     $    42,000
                            ===========     ===========      =============      ===========     ===========

Valuation allowance
for income taxes            $ 4,138,000     $        --      $          --      $   683,000     $ 3,455,000
                            ===========     ===========      =============      ===========     ===========

December 31, 1995
Deducted from
related asset account:

Allowance for
doubtful accounts           $    66,000     $    18,000      $          --      $    23,000     $    61,000
                            ===========     ===========      =============      ===========     ===========

Provision for
inventory                   $    22,000     $   140,000      $          --      $   130,000     $    32,000
                            ===========     ===========      =============      ===========     ===========

Valuation allowance
for income taxes            $ 3,487,000     $        --      $     651,000      $        --     $ 4,138,000
                            ===========     ===========      =============      ===========     ===========