Form 10-Q
period 1999-03-31
ALPHA PRO TECH LTD
filed 1999-05-14
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 1999 Commission File No. 0-19893

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1999

Common stock, $.01 par value.....               24,112,449

                              Alpha Pro Tech, Ltd.

                                Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                   Page No.

      a)    Consolidated Balance Sheet -
            March 31, 1999 (unaudited) and December 31, 1998               1

      b)    Consolidated Statement of Operations
            for the three months ended March 31, 1999
            and March 31, 1998 (unaudited)                                 2

      c)    Consolidated Statement of Shareholder's Equity
            for the three months ended March 31, 1999 (unaudited)          3

      d)    Consolidated Statement of Cash Flows
            for the three months ended March 31, 1999
            and March 31, 1998 (unaudited)                                 4

      e)    Notes to Consolidated Financial Statements                     5-7

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8-11

SIGNATURES                                                                 12

Alpha Pro Tech, Ltd.

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                            March 31,     December 31,
                                                              1999            1998
Assets                                                    (Unaudited)
Current assets:
  Cash                                                    $    363,000    $     43,000
  Restricted cash                                               17,000          16,000
  Accounts receivable, net of allowance for
  doubtful accounts of $48,000 at March 31,
  1999 and December 31, 1998                                 3,209,000       3,038,000
  Inventories                                                3,448,000       2,999,000
  Prepaid expenses and other current assets                    128,000         134,000
                                                          ------------    ------------

     Total current assets                                    7,165,000       6,230,000

Property and equipment, net                                  2,097,000       2,125,000
Intangible assets, net                                         301,000         305,000
Notes receivable and other assets                              279,000         278,000
                                                          ------------    ------------

                                                          $  9,842,000    $  8,938,000
                                                          ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                        $  1,386,000    $    983,000
  Accrued liabilities                                          492,000         474,000
  Notes payable, current portion                             1,267,000       1,009,000
  Capital leases, current portion                              112,000         113,000
                                                          ------------    ------------
     Total current liabilities                               3,257,000       2,579,000

Loans payable, less current portion                            227,000         247,000
Capital leases, less current portion                           133,000         159,000
                                                          ------------    ------------
     Total liabilities                                       3,617,000       2,985,000
                                                          ------------    ------------

Shareholders' equity:

Common stock, $.01 par value, 50,000,000
  shares authorized, 24,112,449
  issued and outstanding at March 31, 1999
  and December 31, 1998                                        241,000         241,000
Additional paid-in capital                                  24,338,000      24,338,000
Accumulated deficit                                        (18,354,000)    (18,626,000)
                                                          ------------    ------------
     Total shareholders' equity                              6,225,000       5,953,000
                                                          ------------    ------------
                                                          $  9,842,000    $  8,938,000
                                                          ============    ============

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                 For the three months ended March 31,

                                                         1999            1998
Sales                                                $ 4,489,000     $ 4,742,000

Cost of goods sold, excluding
 depreciation and amortization                         2,596,000       2,846,000
                                                     -----------     -----------

                                                       1,893,000       1,896,000

Expenses:
 Selling, general and administrative                   1,473,000       1,661,000
 Depreciation and amortization                           107,000          98,000
                                                     -----------     -----------

 Income from operations                                  313,000         137,000

    Interest                                              41,000          54,000
                                                     -----------     -----------

Income before provision for income taxes                 272,000          83,000

Provision for income taxes                                     0               0
                                                     -----------     -----------

Net income                                           $   272,000     $    83,000
                                                     ===========     ===========
Basic income per share                               $      0.01     $      0.00
                                                     -----------     -----------

Diluted income per share                             $      0.01     $      0.00
                                                      -----------     -----------

Basic weighted average shares
outstanding                                           24,112,449      24,112,449
                                                     -----------     -----------

Diluted weighted average shares
outstanding                                           24,379,268      24,357,651
                                                     -----------     -----------

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------

                                              Common        Additional    Accumulated
                                Shares        Stock      Paid-in Capital    Deficit          Total
Balance at
December 31, 1998             24,112,449   $    241,000   $ 24,338,000   $(18,626,000)   $  5,953,000

Net income                                                                    272,000         272,000
                              ----------   ------------   ------------   ------------    ------------
Balance at
March 31, 1999                24,112,449   $    241,000   $ 24,338,000   $(18,354,000)   $  6,225,000
                              ==========   ============   ============   ============    ============

Alpha Pro Tech, Ltd.

Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                      For the three months ended
                                                               March 31,

                                                          1999           1998
Cash Flows From Operating Activities:
Net income                                             $ 272,000      $  83,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                          107,000         98,000

  Changes in assets and liabilities:
    Restricted cash                                       (1,000)         4,000
    Accounts receivable                                 (171,000)      (113,000)
    Inventories                                         (449,000)        29,000
    Prepaid expenses and other assets                      6,000         59,000
    Accounts payable and accrued liabilities             421,000       (472,000)
                                                       ---------      ---------

Net cash provided by (used in) operating
  activities:                                            185,000       (312,000)
                                                       ---------      ---------

Cash Flows From Investing Activities:
    Purchase of property and equipment                   (68,000)      (128,000)
    cost of intangible assets                             (7,000)       (15,000)
                                                       ---------      ---------

Net cash used in investing activities                    (75,000)      (143,000)
                                                       ---------      ---------

Cash Flows From Financing Activities:
    Net proceeds from loans payable                      237,000        247,000
    Net (payments) proceeds on capital leases            (27,000)        20,000
                                                       ---------      ---------
Net cash provided by financing activities                210,000        267,000
                                                       ---------      ---------

Increase (decrease) in cash during the period            320,000       (188,000)

Cash, beginning of period                              $  43,000      $ 490,000
Cash, end of period                                    $ 363,000      $ 302,000
                                                       ---------      ---------

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

2.    Basis of Presentation

      The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998, in conformity with generally accepted acccounting principles for interim financial statements. All such adjustments made are of a normal recurring nature.

      There have been no significant changes since December 31, 1998 in accounting principles and practices utilized in the presentation of these financial statements.

3.    Inventories                            March 31,          December 31,
                                                1999               1998

      Raw materials                          $1,836,000         $1,699,000
      Work in process                           275,000             95,000
      Finished goods                          1,337,000          1,205,000
                                             ----------         ----------

                                             $3,448,000         $2,999,000
                                             ==========         ==========

4.    Accrued Liabilities                    March 31,          December 31,
                                                1999               1998

      Professional fees                      $  134,000         $  105,000
      Payroll and payroll taxes                 195,000            122,000
      Other                                     163,000            247,000
                                             ----------         ----------

                                             $  492,000         $  474,000
                                             ==========         ==========

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

5.    Basic and Diluted Net Income Per Share

      Net income per share "EPS" has been computed pursuant to the provisons of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".

      The following table provides a reconciliation of both the net income and the number of shares used in the computations of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

                                                       For the Three Months Ended March 31,
                                                                      1999          1998
Net income (Numerator)                                            $   272,000   $    83,000

Shares (Denominator):
    Basic weighted average shares outstanding                      24,112,449    24,112,449
    Add: Dilutive effect of stock options and warrants                266,819       245,202
                                                                  -----------   -----------

    Diluted weighted average shares outstanding                    24,379,268    24,357,651
                                                                  ===========   ===========

Net income per share:
    Basic                                                         $      0.01   $      0.00
    Diluted                                                       $      0.01   $      0.00

6.    Provision for Income Tax

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. At December 31, 1998 the Company had net operating loss (NOL) carryforwards of approximately $5,005,000. No provision (benefit) for income taxes has been recorded in the consolidated statements of operations as a result of the Company's net operating loss carryforwards and the fact that the Company's history of recurring losses makes the realization of the benefit of such losses uncertain.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

7.    Activity of Business Segments

      In 1998 the Company adopted Statement of Fianancial Accounting Standards No. 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information". In accordance with SFAS 131, the prior year's segment information has been restated to present comparable information concerning the Company's reportable segments.

      The Company classifies its businesses into three fundamental segments:
      Apparel, consisting principally of disposable medical clothing such as coveralls, frocks, lab coats, hoods, bouffant caps, and shoe covers (including the Aqua Track and spunbound shoe covers); Mask and eye shields, consisting principally of medical , dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

      Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales and gross margin.

      The following table shows net sales for each segment for the three months ended March 31, 1999 and 1998:

                                               For the three months ended
                                             March 31, 1999    March 31, 1998
      Apparel                                  $2,703,000       $3,160,000
      Mask and shield                           1,127,000          995,000
      Fleece                                      659,000          587,000
                                               ----------       ----------

      Consolidated  sales                      $4,489,000       $4,742,000
                                               ==========       ==========

      A reconciliation of total segment net income to total consolidated net income for the three months ended March 31, 1999 and 1998 is presented below:

                                               For the three months ended
                                             March 31, 1999    March 31, 1998
      Apparel                                  $  508,000       $  502,000
      Mask and shield                             152,000          (48,000)
      Fleece                                      160,000          181,000
                                               ----------       ----------

      Total segment net income                    820,000          635,000
      Unallocated corporate
      overhead expenses                          (548,000)        (552,000)
                                               ----------       ----------

      Consolidated net income                  $  272,000       $   83,000
                                               ==========       ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1999 compared to Fiscal 1998

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended March 31, 1999 of $272,000 as compared to net income of $83,000 for the three months ended March 31, 1998, representing an improvement of $189,000 or 227.7%. The net income increase is attributable primarily to a decrease in selling, general and administrative expenses and a decrease in net interest expense.

Sales Consolidated net sales for the three months ended March 31, 1999 decreased to $4,489,000 from $4,742,000 for the comparable three months in 1998, representing a decrease of $253,000 or 5.3%.

Net sales for the Apparel Division for the three months ended March 31, 1999 were $2,703,000 as compared to $3,160,000 for the same period of 1998. The Apparel Division sales decrease of $457,000 or 14.5% was primarily due to decreased sales to the Company's largest distributor in the first two months of 1999. Sales have strengthened since and are expected to stay strong for the balance of 1999.

Mask and eye shield sales increased by $132,000 or 13.3% to $1,127,000 for the first quarter of 1999 from $995,000 in the first quarter of 1998. This increase is primarily the result of an improvement in medical & industrial mask sales, partially offset by decreases in dental mask sales. Sales of mask and eye shields should continue to strengthen in 1999 with the introduction of the Medical Division and the introduction of a new line of masks and eye shields.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased by $72,000 or 12.3% to $659,000 in the first quarter of 1999 compared to $587,000 in the same period in 1998. The increase in sales of $72,000 is primarily the result of increases in medical fleece sales of $221,000.

Cost of Goods Sold Cost of goods sold decreased to $2,596,000 for the three months ended March 31,1999 from $2,846,000 for the same period in 1998. As a percentage of net sales, cost of goods sold decreased to 57.8% in 1999 from 60.0% in 1998. Gross profit margin increased to 42.2% for the three months ended March 31, 1999 from 40.0% for the same period in 1998.

The improvement in gross profit margin to 42.2% from 40.0% is a result of the Company's strategic emphasis on developing innovative products, especially for its largest customer, and improved manufacturing processes and efficiency. Management expects gross profit margin to continue to remain strong, but there can be no assurance that the Company's margin improvements will be sustained.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $188,000 to $1,473,000 for the three months ended March 31, 1999 from $1,661,000 for the three months ended March 31, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 32.8% in 1999 from 35.0% in 1998. The decrease in selling, general and administrative expenses primarily consists of decreased public company expenses of $63,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; decreased professional fee expenses of $28,000; decreased general office and factory expenses of $19,000; decreased marketing, commissions and travel expenses of $86,000; and decreased telecommunications expense of $18,000; partially offset by increased payroll related costs of $20,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

Depreciation & Amortization Depreciation and amortization expense increased by $9,000 to $107,000 for the three months ended March 31, 1999 from $98,000 for the same period in 1998. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.

Income from Operations Income from operations increased by $176,000 to $313,000 for the three months ended March 31, 1999 as compared to income from operations of $137,000 for the three months ended March 31, 1998. The increase in income from operations is due to a a decrease in selling, general and administrative expenses of $188,000, partially offset by a decrease in gross profit of $3,000 and an increase in depreciation and amortization of $9,000.

Net Interest Net Interest expense decreased by $13,000 or 24.1% to $41,000 for the three months ended March 31, 1999 from $54,000 for the three months ended March 31, 1998. The decrease in net interest expense is due to a decrease in required borrowings offset by decreases in interest income. Interest income decreased by $4,000 to $8,000 for the three months ended March 31, 1999 from $12,000 in the same period in 1998.

Net Income Net income for the three months ended March 31, 1999 was $272,000 compared to net income of $83,000 for the three months ended March 31, 1998, an improvement of $189,000 or 227.7% . The net income increase of $189,000 is comprised of an increase in income from operations of $176,000 and a decrease in interest expense of $13,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $30,000 has been accrued in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash of $363,000 and working capital of $3,908,000. During the three months ended March 31, 1999, cash increased by $320,000 and accounts payable and accrued liabilities increased by $421,000. The Company currently has an asset based lender's line of credit of up to $2,500,000 and a term note of $400,000 which expires in December 2000. At March 31, 1999, the unused and available line of credit was $1,055,000.

Net cash provided by operations was $185,000 for the three months ended March 31, 1999 compared to net cash used in operations of $312,000 for the same period of 1998. The Company's generation of cash from operations for the three months ended March 31, 1999 is due primarily to net income before depreciation and amortization, increases in accounts payable and accrued liabilities and decreases in prepaid expenses and other assets, partially offset by increases in accounts receivable, inventory and restricted cash.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $68,000 and increases in intangible assets of $7,000, for a total of $75,000 for the three months ended March 31, 1999.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 1999 at an estimated cost of $150,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the three months ended March 31, 1999, the Company's cash provided by financing activities resulted primarily from net proceeds from the asset based loan of $237,000 and decreases in capital leases of $27,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its asset based borrowings will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

NEW ACCOUNTING STANDARDS

The Company has adopted SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." The new standard became effective for the Company for the year ended December 31, 1998 and requires that comparative information from earlier periods be restated to conform to its requirements. SFAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 7 of the Notes to Consolidated financial statements.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectations for the future with respect to financial performance or operating strategies, including statements with respect to year 2000 compliance, can be identified as forward-looking statements. Such statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Alpha Pro Tech, Ltd.


DATE: May 12, 1999                     BY: Sheldon Hoffman
      ------------                         ------------------------------

                                       SHELDON HOFFMAN
                                       CHIEF EXECUTIVE OFFICER
                                       CHIEF FINANCIAL OFFICER
                                       PRINCIPAL FINANCIAL OFFICER