Form 10-Q
period 1999-06-30
ALPHA PRO TECH LTD
filed 1999-08-11
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 1999 COMMISSION FILE NO. 0-19893

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

DELAWARE, U.S.A.                                63-1009183
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)

Suite 112, 60 Centurian Drive
MARKHAM, ONTARIO, CANADA                        L3R 9R2
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of JULY 28, 1999

Common stock, $.01 par value.....               24,112,449

                              ALPHA PRO TECH, LTD.

                                Table of Contents


PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                                     Page No.

         a)       Consolidated Balance Sheet -
                  June 30, 1999 (unaudited) and December 31, 1998                             1

         b)       Consolidated Statement of Operations for the three and six months ended June 30, 1999
                  and June 30, 1998 (unaudited)                                               2

         c)       Consolidated Statement of Shareholders' Equity
                  for the six months ended June 30, 1999 (unaudited)                          3

         d)       Consolidated Statement of Cash Flows for the six months ended
                  June 30, 1999
                  and June 30, 1998 (unaudited)                                               4

         e)       Notes to Consolidated Financial Statements                                  5-8

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                   9-13

PART II. OTHER INFORMATION
ITEM 4   Submission of Matters to a Vote Security Holders                                     14

SIGNATURES                                                                                    15


ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------


                                                                         JUNE 30,           DECEMBER 31,
                                                                           1999                 1998
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash                                                              $          469,000    $         43,000
   Restricted cash                                                               17,000              16,000
   Accounts receivable, net of allowance for doubtful accounts
      of $48,000 at June 30, 1999 and December 31, 1998                       3,768,000           3,038,000
   Inventories                                                                3,284,000           2,999,000
   Prepaid expenses and other current assets                                    243,000             134,000
                                                                    --------------------  ------------------
        Total current assets                                                  7,781,000           6,230,000

Property and equipment, net                                                   2,100,000           2,125,000
Intangible assets, net                                                          293,000             305,000
Notes receivable and other assets                                               272,000             278,000
                                                                    --------------------  ------------------
                                                                     $       10,446,000    $      8,938,000
                                                                    --------------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $        1,773,000    $        983,000
   Accrued liabilities                                                          522,000             474,000
   Notes payable, current portion                                             1,222,000           1,009,000
   Capital leases, current portion                                              108,000             113,000
                                                                    --------------------  ------------------
        Total current liabilities                                             3,625,000           2,579,000

Notes payable, less current portion                                             207,000             247,000
Capital leases, less current portion                                            110,000             159,000
                                                                    --------------------  ------------------
        Total liabilities                                                     3,942,000           2,985,000
                                                                    --------------------  ------------------


Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
      24,112,449 shares issued and outstanding at
      June 30, 1999 and December 31, 1998                                       241,000             241,000
   Additional paid-in capital                                                24,338,000          24,338,000
   Accumulated deficit                                                      (18,075,000)        (18,626,000)
                                                                    --------------------  ------------------
        Total shareholders' equity                                            6,504,000           5,953,000
                                                                    --------------------  ------------------
                                                                     $       10,446,000    $      8,938,000
                                                                    --------------------  ------------------




The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

  Consolidated Statement of Operations (Unaudited)
---------------------------------------------------------------------

                                                    FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                         1999              1998                  1999             1998

Sales                                               $    5,222,000    $    4,701,000         $   9,712,000    $  9,443,000

Cost of goods sold, excluding depreciation
   and amortization                                      3,164,000         2,884,000             5,759,000       5,730,000
                                                   ----------------  ----------------     -----------------  --------------

                                                         2,058,000         1,817,000             3,953,000       3,713,000

Expenses:
   Selling, general and administrative                   1,631,000         1,575,000             3,106,000       3,236,000
   Depreciation and amortization                           108,000           100,000               216,000         198,000
                                                   ----------------  ----------------     -----------------  --------------

   Income from operations                                  319,000           142,000               631,000         279,000

      Interest, net                                         39,000            51,000                80,000         105,000
                                                   ----------------  ----------------     -----------------  --------------

Income before provision
   for income taxes                                        280,000            91,000               551,000         174,000


Provision (benefit) for income taxes                            --                --                    --              --
                                                   ----------------  ----------------     -----------------  --------------

Net income                                          $      280,000    $       91,000         $     551,000    $    174,000
                                                   ----------------  ----------------     -----------------  --------------
                                                   ----------------  ----------------     -----------------  --------------


Basic income per share                              $         0.01    $         0.00         $        0.02    $       0.01
                                                   ----------------  ----------------     -----------------  --------------

Diluted income per share                            $         0.01    $         0.00         $        0.02    $       0.01
                                                   ----------------  ----------------     -----------------  --------------


Basic weighted average shares outstanding               24,112,449        24,112,449            24,112,449      24,112,449
                                                   ----------------  ----------------     -----------------  --------------


Diluted weighted average shares outstanding             24,405,106        24,249,657            24,392,187      24,303,654
                                                   ----------------  ----------------     -----------------  --------------


The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------


                                SHARES       COMMON STOCK              ADDITIONAL          ACCUMULATED         TOTAL
                                                                     PAID-IN CAPITAL         DEFICIT

Balance at
   December 31, 1998            24,112,449           $ 241,000       $     24,338,000     $ (18,626,000)     $  5,953,000

Net income                              --                  --                     --            551,000          551,000
                             --------------  ------------------   --------------------  ----------------- ----------------

Balance at
   June 30, 1999                24,112,449           $ 241,000       $     24,338,000     $ (18,075,000)     $  6,504,000
                             --------------  ------------------   --------------------  ----------------- ----------------




The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------

                                                                        FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,

                                                                            1999              1998

Cash flows from operating activities:
   Net income                                                             $   551,000       $   174,000
   Adjustments to reconcile net income to net
      cash provided by  operating activities:
        Depreciation and amortization                                         216,000           198,000

        Changes in assets and liabilities:
          Restricted cash
                                                                               (1,000)            4,000
          Accounts receivable                                                (730,000)           54,000
          Inventories                                                        (285,000)          319,000
          Prepaid expenses and other assets                                  (109,000)           30,000
          Accounts payable and accrued liabilities                            837,000          (753,000)
                                                                       ---------------   ---------------

   Net cash provided by operating activities                                  479,000            26,000
                                                                       ---------------   ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                        (168,000)         (211,000)
   Cost of intangible assets                                                  (10,000)          (30,000)
   (Proceeds) purchase of other assets                                          6,000           (11,000)
                                                                       ---------------   ---------------

   Net cash used in investing activities                                     (172,000)         (252,000)
                                                                       ---------------   ---------------

Cash flows from financing activities:
   Net proceeds (payments) on loans payable                                   173,000          (140,000)
   Principal repayments on capital leases                                     (54,000)          (13,000)
                                                                       ---------------   ---------------

   Net cash provided by (used in) financing activities                        119,000          (153,000)
                                                                       ---------------   ---------------

Increase (decrease) in cash                                               $   426,000       $  (379,000)

Cash, beginning of period                                                 $    43,000           490,000

Cash, end of period                                                       $   469,000       $   111,000
                                                                       ---------------   ---------------

The accompanying notes are an integral part of these consolidated financial statements

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


2.  BASIS OF PRESENTATION

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998.


    There have been no significant changes since December 31, 1998 in accounting principles and practices utilized in the presentation of these financial statements.


          3.   INVENTORIES

                                                                JUNE 30,        DECEMBER 31,
                                                                   1999             1998

               Raw materials                                   $  1,691,000       $  1,699,000
               Work in process                                      298,000             95,000
               Finished goods                                     1,295,000          1,205,000
                                                            ----------------  -----------------

                                                               $  3,284,000       $  2,999,000
                                                            ----------------  -----------------
                                                            ----------------  -----------------

          4.  ACCRUED LIABILITIES

                                                                JUNE 30,        DECEMBER 31,
                                                                   1999             1998

              Professional fees                              $      83,000       $     105,000
              Payroll and payroll taxes                            277,000             122,000
              Other                                                162,000             247,000
                                                           ----------------  ------------------

                                                             $     522,000       $     474,000
                                                           ----------------  ------------------
                                                           ----------------  ------------------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------

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



                                                     FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                          1999             1998              1999             1998

Net income  (Numerator)                                $    280,000    $      91,000       $   551,000      $   174,000

Shares (Denominator):
   Basic weighted average shares outstanding             24,112,449       24,112,449        24,112,449       24,112,449
   Add: Dilutive effect of stock options and warrants       292,657          137,208           279,738          191,205
                                                     ---------------  ---------------    --------------  ---------------

   Diluted weighted average shares outstanding           24,405,106       24,249,657        24,392,187       24,303,654
                                                     ---------------  ---------------    --------------  ---------------
                                                     ---------------  ---------------    --------------  ---------------

Net income  per share:
   Basic                                               $       0.01    $        0.00       $      0.02      $      0.01
   Diluted                                             $       0.01    $        0.00       $      0.02      $      0.01






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

     The Company classifies its businesses into three fundamental segments:
     Apparel, consisting principally of disposable medical clothing such as coveralls, frocks, lab coats, hoods, bouffant caps, and shoe covers (including the Aqua Track and spunbond shoe covers); Mask and eye shields, consisting principally of medical , dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

     Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales and gross margin.


     The following table shows net sales for each segment for the three and six months ended June 30, 1999 and 1998:

                                                FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE  30,
                                                    1999               1998               1999             1998

          Apparel                               $    3,497,000       $ 3,192,000         $6,200,000       $6,358,000
          Mask and shield                            1,267,000         1,066,000          2,395,000        2,056,000
          Fleece                                       458,000           443,000          1,117,000        1,029,000
                                              -----------------   ---------------     --------------  ---------------

          Consolidated total net sales          $    5,222,000       $ 4,701,000         $9,712,000       $9,443,000
                                              -----------------   ---------------     --------------  ---------------
                                              -----------------   ---------------     --------------  ---------------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------



     A reconciliation of total segment net income to total consolidated net income for the three and six months ended June 30, 1999 and 1998 is presented below:


                                                      FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS
                                                              JUNE 30,                           ENDED JUNE 30,
                                                          1999               1998                1999            1998

  Apparel                                              $     687,000      $     461,000         $1,195,000      $  964,000
  Mask and Shield                                            128,000             94,000            280,000          46,000
  Fleece                                                     105,000             92,000            265,000         272,000
                                                     ----------------   ----------------    ---------------  --------------

  Total segment net income                                   920,000            647,000          1,740,000       1,282,000
  Unallocated corporate overhead expenses                  (640,000)          (556,000)        (1,189,000)     (1,108,000)
                                                     ----------------   ----------------    ---------------  --------------

  Consolidated net income                              $     280,000      $      91,000        $   551,000      $  174,000
                                                     ----------------   ----------------    ---------------  --------------
                                                     ----------------   ----------------    ---------------  --------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended June 30, 1999 of $280,000 as compared to net income of $91,000 for the three months ended June 30, 1998, representing an improvement of $189,000 or 207.7%. For the six months ended June 30, 1999 net income rose to $551,000 from $174,000 for the same period in 1998, representing an increase of $377,000 or 216.7%. The year to date net income increase of $377,000 is attributable primarily to an increase in gross profit of $240,000, a decrease in selling, general and administrative expenses of $130,000, and a decrease in net interest expense of $25,000, partially offset by an increase in depreciation and amortization of $18,000.



SALES Consolidated net sales for the three months ended June 30, 1999 increased to $5,222,000 from $4,701,000 for the comparable three months in 1998, representing an increase of $521,000 or 11.1%.

Net sales for the Apparel Division for the three months ended June 30, 1999 were $3,497,000 as compared to $3,192,000 for the same period of 1998. The Apparel Division sales increase of $305,000 or 9.6% was primarily due to increased sales to the Company's largest distributor.

Mask and eye shield sales increased by $201,000 or 18.9% to $1,267,000 for the second quarter of 1999 from $1,066,000 in the second quarter of 1998. This increase is primarily the result of an improvement in medical & industrial mask sales, partially offset by decreases in dental mask sales. Sales of mask and eye shields have increased for the second consecutive quarter and should continue to strengthen in 1999 with the introduction of the Medical Division and the introduction of a new line of masks and eye shields.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased slightly by $15,000 or 3.4% to $458,000 in the second quarter of 1999 compared to $443,000 in the same period in 1998. The increase in sales of $15,000 is primarily the result of increases in sales of pet products.



Consolidated sales were $9,712,000 and $9,443,000 for the six months ended June 30, 1999 and 1998 respectively, representing an increase of $269,000 or 2.8%. Net sales for the Apparel Division for the six months ended June 30, 1999 were $6,200,000 as compared to $6,359,000 for the same period of 1998, a decrease of 2.5% which is primarily due to decreased sales to the Company's largest distributor. The Company's largest distributor has seen sales increases for four consecutive quarters and sales are expected to stay strong for the balance of 1999 and the Company's sales should also be strong. Mask and eye shield sales increased by $339,000 or 16.5% to $2,395,000 for the six months ended June 30, 1999 from $2,056,000 in the same period of 1998. The increase is primarily the result of an improvement in medical & industrial mask sales, partially offset by decreases in dental mask sales. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products increased by $89,000 or 8.7% to $1,117,000 for the six months ended June 30, 1999 compared to $1,029,000 in the same period in 1998. The increase in sales is primarily the result of increases in medical fleece sales.

COST OF GOODS SOLD Cost of goods sold increased to $3,164,000 for the three months ended June 30,1999 from $2,884,000 for the same period in 1998. As a percentage of net sales, cost of goods sold decreased to 60.6% in 1999 from 61.3% in 1998. Gross profit margin increased to 39.4% for the three months ended June 30, 1999 from 38.7% for the same period in 1998.

For the six months ended June 30, 1999 as compared to 1998, cost of goods sold increased slightly to $5,759,000 from $5,730,000. As a percentage of net sales for the six months, cost of goods decreased to 59.3% from 60.7%. Gross profit margin increased to 40.7% from 39.3% for the six months ended June 30, 1999 and 1998, respectively.

The improvement in gross profit margin to 40.7% from 39.3% is a result of the Company's strategic emphasis on developing innovative products, especially for its largest customer, and improved manufacturing processes and efficiency. Management expects gross profit margin to continue to remain strong, but there can be no assurance that the Company's margin improvements will be sustained.






SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $56,000 to $1,631,000 for the three months ended June 30, 1999 from $1,575,000 for the three months ended June 30, 1998. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $45,000; increased rent of $19,000; increased professional fees of $17,000; increased insurance, general office and factory expenses of $78,000; partially offset by decreased marketing, commissions and travel expenses of $59,000; decreased public company expenses of $33,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements. As a percentage of net sales, selling, general and administrative expenses decreased to 31.2% in the second quarter of 1999 from 33.5% in the same period of 1998. For the second consecutive quarter, selling, general and administrative expenses have decreased as a percentage of net sales.

Selling, general and administrative expenses decreased by $130,000 or 4.0%, to $3,106,000 for the six months ended June 30, 1999 from $3,236,000 for the six months ended June 30, 1998. The decrease in selling, general and administrative expenses primarily consists of decreased public company expenses of $96,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; decreased professional fee expenses of $10,000; decreased telecommunications expense of $26,000 and decreased marketing, commissions and travel expenses of $143,000; partially offset by increased payroll related costs of $63,000; increased rent of $18,000; and increased insurance, general office and factory expenses of $72,000. As a percentage of net sales, selling, general and administrative expenses decreased to 32.0% in the six months ended June 30, 1999 from 34.3% in the same period of 1998. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $8,000 to $108,000 for the three months ended June 30, 1999 from $100,000 for the same period in 1998 and increased by $18,000 to $216,000 from $198,000 for the six months ended June 30, 1999 compared to 1998. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.


INCOME FROM OPERATIONS Income from operations increased by $177,000 to $319,000 for the three months ended June 30, 1999 as compared to income from operations of $142,000 for the three months ended June 30, 1998. The increase in income from operations is due to an increase in gross profit of $241,000, partially offset by an increase in selling, general and administrative expenses of $56,000 and an increase in depreciation and amortization of $8,000.

Income from operations increased by $352,000 to $631,000 for the six months ended June 30, 1999 as compared to income from operations of $279,000 for the six months ended June 30, 1998. The increase in income from operations is due to an increase in gross profit of $240,000, and a decrease in selling, general and administrative expenses of $130,000, partially offset by an increase in depreciation and amortization of $18,000.


NET INTEREST Net Interest expense decreased by $12,000 or 23.5% to $39,000 for the three months ended June 30, 1999 from $51,000 for the three months ended June 30, 1998. Net Interest expense decreased by $25,000 or 23.8% to $80,000 for the six months ended June 30, 1999 from $105,000 for the six months ended June 30, 1998. The decrease in net interest expense is due to a decrease in the cost of capital partially offset by a decrease in interest income. Interest income decreased by $3,000 to $17,000 for the six months ended June 30, 1999 from $20,000 in the same period in 1998.

NET INCOME Net income for the three months ended June 30, 1999 was $280,000 compared to net income of $91,000 for the three months ended June 30, 1998, an improvement of $189,000 or 207.7% . The net income increase of $189,000 is comprised of an increase in income from operations of $177,000 and a decrease in interest expense of $12,000.

Net income for the six months ended June 30, 1999 was $551,000 compared to net income of $174,000 for the six months ended June 30, 1998, an improvement of $377,000 or 216.7% . The net income increase of $377,000 is comprised of an increase in income from operations of $352,000 and a decrease in interest expense of $25,000.






The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $61,000 has been accrued in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash of $469,000 and working capital of $4,157,000. During the six months ended June 30, 1999, cash increased by $426,000 and accounts payable and accrued liabilities increased by $837,000. The Company currently has an asset based lender's line of credit of up to $2,500,000 and a term note of $400,000 which expires in December 2000. At June 30, 1999, the unused and available line of credit was $1,148,000.



Net cash provided by operations was $479,000 for the six months ended June 30, 1999 compared to net cash provided by operations of $26,000 for the same period of 1998. The Company's generation of cash from operations for the six months ended June 30, 1999 is due primarily to net income before depreciation and amortization, and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventory, restricted cash and in prepaid expenses and other assets.


The Company's investing activities have consisted primarily of expenditures for fixed assets of $168,000 and increases in intangible assets of $10,000.


The Company anticipates that its mask manufacturing capabilities are to be further improved in 1999 at an estimated cost of $150,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the six months ended June 30, 1999, the Company's cash provided by financing activities resulted primarily from net proceeds from the asset based loan of $173,000 and decreases in capital leases of $54,000.


The Company believes that cash generated from operations, its current cash balance, and the funds available under its asset based borrowings will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.





NEW ACCOUNTING STANDARDS

The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The new standard became effective for the Company for the year ended December 31, 1998 and requires that comparative information from earlier periods be restated to conform to its requirements. SFAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 7 of the Notes to Consolidated financial statements.

     YEAR 2000 COMPLIANCE

The Year 2000 problem concerns the inability of computer systems, equipment or software to properly recognize and process date-sensitive information beyond January 1, 2000.

The Company has assessed its Year 2000 risk in three categories: application software and computer equipment, other general business equipment, and compliance by suppliers.

APPLICATION SOFTWARE AND COMPUTER EQUIPMENT The company believes that it has identified substantially all of the major computer equipment, software applications and related equipment used in its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business operations. The Company has commenced the process of modifying, upgrading and replacing major computer related systems that have been identified as potentially non-compliant and expects to complete this process by October 1999. The Company has purchased and implemented a Year 2000 compliant upgrade to its financial accounting software at a cost of less than $20,000. This system upgrade is considered to be critical to continuing operations into the new millenium.


OTHER GENERAL BUSINESS EQUIPMENT In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone systems and other business equipment may be affected by the Year 2000 problem. The Company's objective is to complete substantially all remediation and replacement of general business equipment by September 1999. Management does not anticipate any material adverse effect on the Company's business or operational results related to its general business equipment.

COMPLIANCE BY SUPPLIERS The Company has initiated communications with critical external suppliers to determine the status of their efforts to become Year 2000 compliant and to determine the extent to which the Company is vulnerable as a result of potential supplier non-compliance. The Company expects to complete this process by October 1999. Evaluations of critical suppliers will be followed by the development of contingency plans. To the extent that supplier responses to Year 2000 readiness surveys are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternatives.

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

ALPHA PRO TECH, LTD.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.  Submission of Matters to a Vote Security Holders

         (a)      Registrant held its Annual Meeting of Shareholders June 18,
                  1999.

         (b) The following persons were elected Directors pursuant to the votes indicated:


         NAME                               FOR                 VOTES WITHHELD

         Sheldon Hoffman                    19,399,640              124,211

         Al Millar                          19,399,390              124,461

         Robert Isaly                       19,399,640              124,211

         John Ritota                        19,399,640              124,211

         Donald E. Bennett, Jr.             19,399,640              124,211


         (c) Shareholders voted to amend the Registrant's 1993 Incentive Stock Option Plan so as to increase the number of shares available under the Plan as follows:

         FOR                                AGAINST                 ABSTAIN

         18,587,301                         557,544                 379,006


         (d) The only other matter to be voted upon was the ratification of the appointment of Pricewaterhouse Coopers LLP as the Registrant's independent accountants as follows:

         FOR                                AGAINST                 ABSTAIN

         19,471,401                         32,800                  19,650

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Alpha Pro Tech, Ltd.

        AUGUST 9, 1999
DATE:                                      BY:  /s/ SHELDON HOFFMAN
      ---------------                          ---------------------------------

                                           SHELDON HOFFMAN
                                           CHIEF EXECUTIVE OFFICER
                                           CHIEF FINANCIAL OFFICER
                                           PRINCIPAL FINANCIAL OFFICER