Form 10-Q
period 1999-09-30
ALPHA PRO TECH LTD
filed 1999-11-08
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 1999 COMMISSION FILE NO. 0-19893

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of NOVEMBER 1, 1999

Common stock, $.01 par value.....                    24,112,449

                              ALPHA PRO TECH, LTD.


                                Table of Contents



PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                                              Page No.

         a)       Consolidated Balance Sheet -
                  September 30, 1999 (unaudited) and December 31, 1998                             1

         b)       Consolidated Statement of Operations
                  for the three and nine months ended September 30, 1999
                  and September 30, 1998 (unaudited)                                               2

         c)       Consolidated Statement of Shareholders' Equity
                  for the nine months ended September 30, 1999 (unaudited)                         3

         d)       Consolidated Statement of Cash Flows for the nine months ended
                  September 30, 1999
                  and September 30, 1998 (unaudited)                                               4

         e)       Notes to Consolidated Financial Statements (unaudited)                           5-8

ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                      9-11



SIGNATURES                                                                                         12




ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1999                  1998
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash                                                              $          613,000      $         43,000
   Restricted cash                                                               17,000                16,000
   Accounts receivable, net of allowance for doubtful accounts of
   $48,000 at September 30, 1999
   and December 31, 1998                                                      3,826,000             3,038,000
   Inventories                                                                3,173,000             2,999,000
   Prepaid expenses and other current assets                                    215,000               134,000
                                                                    --------------------  --------------------
        Total current assets                                                  7,844,000             6,230,000

Property and equipment, net                                                   2,218,000             2,125,000
Intangible assets, net                                                          292,000               305,000
Notes receivable and other assets                                               313,000               278,000
                                                                    --------------------  --------------------
                                                                      $      10,667,000       $     8,938,000
                                                                    --------------------  --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $       1,700,000       $       983,000
   Accrued liabilities                                                          520,000               474,000
   Notes payable, current portion                                             1,295,000             1,009,000
   Capital leases, current portion                                              110,000               113,000
                                                                    --------------------  --------------------
        Total current liabilities                                             3,625,000             2,579,000

Notes payable, less current portion                                             187,000               247,000
Capital leases, less current portion                                            106,000               159,000
                                                                    --------------------  --------------------

        Total liabilities                                                     3,918,000             2,985,000
                                                                    --------------------  --------------------


Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
      24,112,449 shares issued and outstanding at
      September 30, 1999 and December 31, 1998                                  241,000               241,000
   Additional paid-in capital                                                24,342,000            24,338,000
   Accumulated deficit                                                     (17,834,000)          (18,626,000)
                                                                    --------------------  --------------------

        Total shareholders' equity                                            6,749,000             5,953,000
                                                                    --------------------  --------------------
                                                                       $     10,667,000       $     8,938,000
                                                                    --------------------  --------------------


The accompanying notes are an integral part of these consolidated financial statements.


Alpha Pro Tech, Ltd.

  Consolidated Statement of Operations (Unaudited)
---------------------------------------------------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,

                                                       1999                1998              1999              1998

Sales                                                $   5,176,000      $    4,231,000      $14,888,000      $13,674,000

Cost of goods sold, excluding depreciation
   and amortization                                      3,247,000           2,534,000        9,006,000        8,264,000
                                                 ------------------  ------------------ ----------------   --------------

                                                         1,929,000           1,697,000        5,882,000        5,410,000

Expenses:
   Selling, general and administrative                   1,537,000           1,512,000        4,643,000        4,748,000
   Depreciation and amortization                           110,000             102,000          326,000          300,000
                                                 ------------------  ------------------ ----------------   --------------

Income from operations                                     282,000              83,000          913,000          362,000

Interest, net                                               41,000              42,000          121,000          147,000
                                                 ------------------  ------------------ ----------------   --------------


Income before provision for income taxes                   241,000              41,000          792,000          215,000

Provision (benefit) for income taxes                             -                   -                -                -
                                                 ------------------  ------------------ ----------------   --------------


Net income                                          $      241,000    $         41,000    $     792,000     $     215,000
                                                 ------------------  ------------------ ----------------   --------------



Basic income per share                              $         0.01    $           0.00    $         0.03    $        0.01
                                                 ------------------  ------------------ ----------------   --------------


Diluted income  per share                           $         0.01    $           0.00    $         0.03    $        0.01
                                                 ------------------  ------------------ ----------------   --------------


Basic weighted average shares outstanding               24,112,449          24,112,449       24,112,449       24,112,449
                                                 ------------------  ------------------ ----------------   --------------


Diluted weighted average shares outstanding             24,640,003          24,227,508       24,474,792       24,278,272
                                                 ------------------  ------------------ ----------------   --------------

The accompanying notes are an integral part of these consolidated financial statements.


ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------

                                                                       ADDITIONAL
                                                         COMMON          PAID-IN         ACCUMULATED
                                          SHARES         STOCK           CAPITAL           DEFICIT            TOTAL
                                      --------------- -------------  ----------------  ----------------- ----------------

Balance at
   December 31, 1998                      24,112,449     $ 241,000       $24,338,000     $ (18,626,000)     $  5,953,000

Options/warrants issued
   for services                                                                4,000                               4,000

Net Income                                                                                      792,000          792,000
                                      --------------- -------------  ----------------  ----------------- ----------------

Balance at
   September 30, 1999                     24,112,449      $241,000       $24,342,000      $(17,834,000)       $6,749,000
                                      --------------- -------------  ----------------  ----------------- ----------------




The accompanying notes are an integral part of these consolidated financial statements.


ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $      792,000       $     215,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          326,000             300,000
        Changes in assets and liabilities:
          Restricted cash                                                       (1,000)              4,000
          Accounts receivable                                                 (788,000)             56,000
          Inventories                                                         (174,000)            468,000
          Prepaid expenses and other assets                                    (77,000)             40,000
          Accounts payable and accrued liabilities                             762,000            (862,000)
                                                                     ------------------   -----------------

   Net cash provided by operating activities                                   840,000             221,000
                                                                     ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (385,000)           (295,000)
   Cost of intangible assets                                                   (20,000)            (33,000)
   Purchase of other assets                                                    (35,000)            (41,000)
                                                                     ------------------   -----------------

   Net cash used in investing activities                                      (440,000)           (369,000)
                                                                     ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) on notes payable                                    226,000             (65,000)
   Principal repayments on capital leases                                      (56,000)            (42,000)
                                                                     ------------------   -----------------

   Net cash provided by (used in) financing activities                         170,000            (107,000)

Increase (decrease) in cash                                            $       570,000      $     (255,000)

Cash, beginning of period                                                       43,000             490,000
                                                                     ------------------   -----------------

Cash, end of period                                                    $       613,000      $      235,000
                                                                     ------------------   -----------------


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

3.  INVENTORIES


                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                    1999                   1998

     Raw materials                                                $  1,687,000         $  1,699,000
     Work in process                                                   176,000               95,000
     Finished goods                                                  1,310,000            1,205,000
                                                              -----------------   ------------------

                                                                  $  3,173,000         $  2,999,000
                                                              ------------------- ------------------
                                                              ------------------- ------------------

4.  ACCRUED LIABILITIES

                                                              SEPTEMBER 30, 1999  DECEMBER 31, 1998

    Professional fees                                              $      89,000      $     105,000
    Payroll and payroll taxes                                            241,000            122,000
    Other                                                                190,000            247,000
                                                              ------------------- ------------------

                                                                   $     520,000      $     474,000
                                                              ------------------- ------------------
                                                              ------------------- ------------------


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



                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1999             1998              1999            1998


Net income  (Numerator)                                $    241,000    $      41,000       $   792,000    $    215,000

Shares (Denominator):
   Basic weighted average shares outstanding             24,112,449       24,112,449        24,112,449      24,112,449
   Add: Dilutive effect of stock options and
   warrants                                                 527,554          115,059           362,343         165,823
                                                     ---------------  ---------------    --------------  --------------

   Diluted weighted average shares outstanding           24,640,003       24,227,508        24,474,792      24,278,272
                                                     ---------------  ---------------    --------------  --------------
                                                     ---------------  ---------------    --------------  --------------

Net income  per share:

   Basic                                               $       0.01    $        0.00       $      0.03     $      0.01

   Diluted                                            $       0.01    $         0.00       $      0.03     $      0.01





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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------

7.    ACTIVITY OF BUSINESS SEGMENTS

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

     The following table shows net sales for each segment for the three and nine months ended September 30, 1999 and 1998:


                                                         FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                           1999               1998                1999             1998
    Apparel                                            $    3,337,000       $ 2,646,000       $   9,537,000    $   8,997,000
    Mask and shield                                         1,320,000         1,074,000           3,715,000        3,136,000
    Fleece                                                    519,000           511,000           1,636,000        1,541,000
                                                     -----------------   ---------------     ---------------   --------------

    Consolidated total net sales                       $    5,176,000       $ 4,231,000       $  14,888,000    $  13,674,000
                                                     -----------------   ---------------     ---------------   --------------


     A reconciliation of total segment net income to total consolidated net income for the three and nine months ended September 30, 1999 and 1998 is presented below:

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER    FOR THE NINE MONTHS ENDED
                                                                      30,                           SEPTEMBER 30,
                                                          1999               1998                1999            1998

  Apparel                                              $     645,000        $   413,000       $  1,840,000     $ 1,373,000
  Mask and Shield                                             98,000            108,000            378,000         154,000
  Fleece                                                      86,000             34,000            351,000         305,000
                                                     ----------------    ----------------    ---------------  --------------

  Total segment net income                                   829,000            555,000          2,569,000       1,832,000
  Unallocated corporate overhead expenses                   (588,000)          (514,000)        (1,777,000)     (1,617,000)
                                                     ----------------   ----------------    ---------------  --------------

  Consolidated net income                              $     241,000        $    41,000       $    792,000     $   215,000
                                                     ----------------   ----------------    ---------------  --------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended September 30, 1999 of $241,000 as compared to net income of $41,000 for the three months ended September 30, 1998, representing an improvement of $200,000 or 487.8%. For the nine months ended September 30, 1999 net income rose to $792,000 from $215,000 for the same period in 1998, representing an increase of $577,000 or 268.4%. The year to date net income increase of $577,000 is attributable primarily to an increase in gross profit of $472,000, a decrease in selling, general and administrative expenses of $105,000, and a decrease in net interest expense of $26,000, partially offset by an increase in depreciation and amortization of $26,000.

SALES Consolidated net sales for the three months ended September 30, 1999 increased to $5,176,000 from $4,231,000 for the comparable three months in 1998, representing an increase of $945,000 or 22.3%.

Net sales for the Apparel Division for the three months ended September 30, 1999 were $3,337,000 as compared to $2,646,000 for the same period of 1998. The Apparel Division sales increase of $691,000 or 26.1% was primarily due to increased sales to the Company's largest distributor.

Mask and eye shield sales increased by $246,000 or 22.9% to $1,320,000 for the third quarter of 1999 from $1,074,000 in the third quarter of 1998. This increase is primarily the result of growth in industrial mask sales, partially offset by a decline of sales in the dental distributor market. Sales of mask and eye shields are expected to continue to strengthen in 1999 and 2000 with the introduction of a new line of masks and eye shields by the newly created Medical Division.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased slightly by $8,000 or 1.6% to $519,000 in the third quarter of 1999 compared to $511,000 in the same period in 1998. The increase in sales of $8,000 is primarily the result of increases in sales of pet products, partially offset by decreased medical fleece sales.

Consolidated sales were $14,888,000 and $13,674,000 for the nine months ended September 30, 1999 and 1998 respectively, representing an increase of $1,214,000 or 8.9%. Net sales for the Apparel Division for the nine months ended September 30, 1999 were $9,537,000 as compared to $8,997,000 for the same period of 1998, an increase of 6.0% which is primarily due to increased sales to the Company's largest distributor. The Company's largest distributor has seen sales increases for five consecutive quarters. The expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong. Mask and eye shield sales increased by $579,000 or 18.5% to $3,715,000 for the nine months ended September 30, 1999 from $3,136,000 in the same period of 1998. The increase is primarily the result of an improvement in industrial mask sales, partially offset by decreases in dental mask sales. Sales from the Company's Extended Care Unreal Lambskin(R) and other related products increased by $95,000 or 6.2% to $1,636,000 for the nine months ended September 30, 1999 compared to $1,541,000 in the same period in 1998. The increase in sales is the result of increases in medical and consumer fleece sales.

COST OF GOODS SOLD Cost of goods sold increased to $3,247,000 for the three months ended September 30,1999 from $2,534,000 for the same period in 1998. As a percentage of net sales, cost of goods sold increased to 62.7% in 1999 from 59.9% in 1998. Gross profit margin decreased to 37.3% for the three months ended September 30, 1999 from 40.1% for the same period in 1998.

For the nine months ended September 30, 1999 as compared to 1998, cost of goods sold increased to $9,006,000 from $8,264,000. As a percentage of net sales for the nine months, cost of goods remained constant at 60.5% from 60.4%. Therefore, gross profit margin also remained constant at 39.5% from 39.6% for the nine months ended September 30, 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $25,000 to $1,537,000 for the three months ended September 30, 1999 from $1,512,000 for the three months ended September 30, 1998. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $85,000; increased professional fees of $68,000; increased factory expenses of $15,000; partially offset by decreased marketing, commissions and travel expenses of $129,000; decreased public company expenses of $13,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements. As a percentage of net sales, selling, general and administrative expenses decreased to 29.7% in the third quarter of 1999 from 35.7% in the same period of 1998. For the third consecutive quarter, selling, general and administrative expenses have decreased as a percentage of net sales.

Selling, general and administrative expenses decreased by $105,000 or 2.2%, to $4,643,000 for the nine months ended September 30, 1999 from $4,748,000 for the nine months ended September 30, 1998. The decrease in selling, general and administrative expenses primarily consists of decreased public company expenses of $108,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; decreased telecommunications expense of $27,000 and decreased marketing, commissions and travel expenses of $272,000; partially offset by increased payroll related costs of $149,000; increased professional fee expenses of $58,000; and increased insurance, general office and factory expenses of $82,000. As a percentage of net sales, selling, general and administrative expenses decreased to 31.2% in the nine months ended September 30, 1999 from 34.7% in the same period of 1998. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $8,000 to $110,000 for the three months ended September 30, 1999 from $102,000 for the same period in 1998 and increased by $26,000 to $326,000 from $300,000 for the nine months ended September 30, 1999 compared to 1998. This increase is primarily attributable to an increase in the purchase of equipment through capital leases.

INCOME FROM OPERATIONS Income from operations increased by $199,000 to $282,000 for the three months ended September 30, 1999 as compared to income from operations of $83,000 for the three months ended September 30, 1998. The increase in income from operations is due to an increase in gross profit of $232,000, partially offset by an increase in selling, general and administrative expenses of $25,000 and an increase in depreciation and amortization of $8,000.

Income from operations increased by $551,000 to $913,000 for the nine months ended September 30, 1999 as compared to income from operations of $362,000 for the nine months ended September 30, 1998. The increase in income from operations is due to an increase in gross profit of $472,000, and a decrease in selling, general and administrative expenses of $105,000, partially offset by an increase in depreciation and amortization expense of $26,000.

NET INTEREST Net interest expense decreased by $1,000 or 2.4% to $41,000 for the three months ended September 30, 1999 from $42,000 for the three months ended September 30, 1998. Net interest expense decreased by $26,000 or 17.7% to $121,000 for the nine months ended September 30, 1999 from $147,000 for the nine months ended September 30, 1998.

NET INCOME Net income for the three months ended September 30, 1999 was $241,000 compared to net income of $41,000 for the three months ended September 30, 1998, an improvement of $200,000 or 487.8% . The net income increase of $200,000 is comprised of an increase in income from operations of $199,000 and a decrease in interest expense of $1,000.

Net income for the nine months ended September 30, 1999 was $792,000 compared to net income of $215,000 for the nine months ended September 30, 1998, an improvement of $577,000 or 268.4%. The net income increase of $577,000 is comprised of an increase in income from operations of $551,000 and a decrease in interest expense of $26,000.


The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $88,000 has been accrued in 1999.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash of $613,000 and working capital of $4,219,000. During the nine months ended September 30, 1999, cash increased by $570,000 and accounts payable and accrued liabilities increased by $762,000. The Company currently has an asset based lender's line of credit of up to $2,500,000 and a term note of $400,000 which expires in December 2000. At September 30, 1999, the unused and available line of credit was $924,000.

Net cash provided by operations was $840,000 for the nine months ended September 30, 1999 compared to net cash provided by operations of $221,000 for the same period of 1998. The Company's generation of cash from operations for the nine months ended September 30, 1999 is due primarily to net income before depreciation and amortization, and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventory, restricted cash and in prepaid expenses and other assets.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $385,000 and increases in intangible assets of $20,000.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 1999 at an estimated cost of $100,000. Depending on the success of the automated shoe cover approximately $350,000 of additional equipment could be required to expand the manufacturing capacity. The Company intends to lease equipment whenever possible.

During the nine months ended September 30, 1999, the Company's cash provided by financing activities resulted primarily from net proceeds from the asset based loan of $226,000 and decreases in capital leases of $56,000.

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

APPLICATION SOFTWARE AND COMPUTER EQUIPMENT The company believes that it has identified substantially all of the major computer equipment, software applications and related equipment used in its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business operations. The Company has completed the process of modifying, upgrading and replacing major computer related systems that have been identified as non-compliant. The Company has purchased and implemented a Year 2000 compliant upgrade to its financial accounting software at a cost of less than $20,000. This system upgrade is considered to be critical to continuing operations into the new millenium. The Company does not anticipant any problems with application software and computer equipment.

OTHER GENERAL BUSINESS EQUIPMENT In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone systems and other business equipment may be affected by the Year 2000 problem. The Company's has completed substantially all remediation and replacement of general business equipment. Management does not anticipate any material adverse effect on the Company's business or operational results related to its general business equipment.

COMPLIANCE BY SUPPLIERS The Company has received written communications from the majority of its critical external suppliers and has determined the status of their efforts to become Year 2000 compliant. The extent to which the Company is vulnerable as a result of potential supplier non-compliance appears to be limited. The Company expects to complete this process by November 1999. To the extent that supplier responses to Year 2000 readiness surveys are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. However, there can be no assurance that the Company will be successful in finding such alternatives.

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


                                               Alpha Pro Tech, Ltd.


DATE: NOVEMBER 5, 1999                      BY: /s/ SHELDON HOFFMAN
                                               -------------------------
                                               SHELDON HOFFMAN
                                               CHIEF EXECUTIVE OFFICER
                                               CHIEF FINANCIAL OFFICER
                                               PRINCIPAL FINANCIAL OFFICER