Form 10-K
period 1999-12-31
ALPHA PRO TECH LTD
filed 2000-03-03
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 10549

                                    FORM 10-K

(Mark One)

{X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number - 019893

                            -------------------------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

         DELAWARE                                    63-1009183
(State or other jurisdiction of          (I.R.S. Employer Identification No.
incorporation or organization

Suite 112, 60 Centurian Drive
MARKHAM, ONTARIO                                       L3R 9R2
Address of principal offices                          Zip Code

Registrant's telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON SHARES PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of registrant's Common Shares outstanding as of February 16, 2000 was 24,079,949.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2000 was

$37,913,379 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 1999Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                     PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements in this report, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectations for the future with respect to financial performance or operating strategies, including statements with respect to year 2000 compliance, can be identified as forward-looking statements. Such statements made by the Company are based on knowledge of the environment in which it operates, but because of the factors previously listed, as well as other factors beyond the control of the Company, actual results may differ materially from the expectations expressed in the forward-looking statements, which speak as of the date of this report.

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

The Company's products are classified into five groups: Disposable protective apparel consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; food industry apparel consisting of a line of automated shoecovers, sleeve protectors, aprons, and face shields; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys. The Company's products as classified above are grouped into three segments. The Apparel segment consisting of disposable protective apparel and food industry apparel; the Mask/Shield segment consisting of infection control products; and the Extended Care Unreal Lambskin-Registered Trademark-segment consisting of extended care products and consumer products.

The Company's current strategy is to not only grow its cleanroom business through its exclusive agreement with VWR Scientific Products, but to focus on its other core businesses which include medical, dental and pet markets. The Company also intends to distribute to the industrial safety market. As part of its current strategy emphasis is being placed on developing innovative products and processes which are expected to increase gross margins.

The Company will continue to pursue the food service industry with its proprietary shoecover, which helps prevent employees from slipping and falling on slippery surfaces, found in restaurants, supermarkets and food processing facilities.
The Company's products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 9 major distributors, approximately 800 additional distributors, approximately 12 independent sales representatives and a Company sales and marketing force of 11 people.

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

From April 1, 1990 to August 30, 1991, the business currently being carried on by the Company, was operated by the BFD Industries Limited Partnership, an Ontario limited partnership (the "BFD Limited Partnership"), of which a wholly-owned subsidiary of the Company was the general partner, and of which there was only one limited partner. Pursuant to an agreement between the Company and the sole limited partner of the Company's Limited Partnership dated June 21, 1991, the Company purchased the limited partner's 50% interest in the BFD Limited Partnership for a purchase price of $1,000,000. The BFD Limited Partnership was dissolved on August 30, 1991 and the business and operations have continued to be carried on by the Company directly.

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

                  Disposable Protective Apparel

                  * Shoecovers
                  * Headcovers
                  * Gowns
                  * Coveralls
                  * Lab Coats

                  Food Industry

                  * Automated Shoecovers
                  * Sleeve Protectors
                  * Aprons

                  Infection Control

                  * Face Masks
                  * Face Shields

                  Extended Care

                  * Unreal Lambskin
                  * Medi-Pads
                  * Hospital Pads
                  * Wheelchair accessories
                  * Bedrail Pads
                  * Knee and Elbow protectors

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

FOOD INDUSTRY

Through the acquisition of Gem Nonwovens, Inc. a patented automated shoecover machine was acquired. This prototype machine has been replaced with an improved new machine which in combination with a patent pending laminated material allowed the Company to develop a shoecover that to date is being used by McDonald's Corporation through a Supply Agreement and is being tested by a number of other restaurant chains with favorable results. The balance of the food industry products are manufactured by the apparel division.

MASKS AND FACE SHIELDS

The facemasks come in a wide variety of filtration efficiencies and styles. The Company's patented Positive Facial Lock-Registered Trademark- feature provides a custom fit to the face to prevent blow-by for better protection. Combine this feature with the Magic Arch-Registered Trademark-, that holds the mask away from the nose and mouth and creates a breathing chamber, and you have a quality disposable facemask.

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

EXTENDED CARE

The Extended Care Division began with the Company's Unreal Lambskin-Registered Trademark- pressure sore and bed patient monitoring system product lines. The Unreal Lambskin-Registered Trademark- is used to prevent decubitus ulcers or bedsores on long term care patients. The bed patient monitoring system offers nurses an alarm system that can tell when patients try to get out of bed. This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act
(OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

CONSUMER PRODUCTS

The Consumer Product Division uses the Company's existing medical products and technologies for general consumer purposes. The Unreal
Lambskin-Registered Trademark- is being packaged for the retail pet bed market and pet toys.

MARKETS

The Company's products are sold to the following markets: Infection Control Products, (Masks and Shields) and disposable protective apparel are sold to the Medical and Dental market and the Industrial and Cleanroom markets; Unreal Lambskin and Medi-Pads are sold to the Extended Care market; Pet Bedding and Pet Toys are sold to the Consumer market; and automated shoecovers are sold to the Food Industry, Medical, Industrial and Cleanroom market. The Company has expanded its marketing efforts for the Food Industry to include apparel, such as sleeve protectors and aprons as well as shields.

DISTRIBUTION

The Company relies primarily on a network of independent distributors for the sale of its products including the following:

*    VWR Scientific
*    Allegiance Healthcare
*    McKesson HBOC
*    Medline Industries
*    Blain Supply
*    Owens and Minor
*    Durr/Bergin Brunswig Medical
*    Johnson & Johnson Medical
*    Henry Schein, Inc.


Of the nine major distributors in the United States to the best of the Company's knowledge, all sell competing products.

In 1996, the Company entered into an exclusive five year agreement to supply VWR Scientific Products with eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. The distribution agreement calls for VWR to purchase a minimum of $5 million in each of the years of the contract to retain exclusive distribution rights. This minimum figure has been attained for 1996 through 1999. In early 2000, the Company extended its exclusive agreement through 2002 with a minimum annual requirement of $10 million for VWR to retain exclusive distribution rights.

Sales to VWR Scientific Products represented 57.8% of total sales for 1999, 51.1% for 1998 and 50.7% for 1997. The loss of this customer would have a material adverse effect on the Company's business.

The Company does not generally have backlog orders, as orders are usually placed for shipment within 30 days. The Company anticipates no problems in fulfilling orders as they are placed.

MANUFACTURING

The Company's mask production facility is located in a 27,0000 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah.

A 25,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used to manufacture the Company's Unreal Lambskin products.

The Company's disposable protective apparel production is located in three facilities, a 40,000 sq. ft. facility located at 1287 Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping, a 19,500 square foot facility at Kennedy Drive #6 in Sonora, Mexico which is used for assembly of shields and sewing, and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing.

The Company has a material coating and automated shoecover facility of 36,000 square feet located at 2224 Cypress Street, Valdosta, Georgia.

The Company has multiple suppliers of the materials used to produce its products. In that regard, the Company currently has no problems, and does not anticipate any problems, with respect to the sources and availability of the materials needed to produce its products. The business of the Company is not subject to seasonal considerations. It is necessary for the Company to have adequate finished inventory in stock, and the Company generally maintains a two-to-three month supply of product.

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

The Company is not required to obtain regulatory approval from the U.S. Food and Drug Administration ("FDA") with respect to the sale of its products. The Company's products are, however, subject to prescribed "good manufacturing practices" as defined by the FDA and its manufacturing facilities are inspected by the FDA every two years to assure compliance with such "good manufacturing practices." The Company is marketing a Particulate Respirator that meets the new O.S.H.A. respirator guidelines and which has been approved by the National Institute for Safety and Health (NIOSH). This product is designed to help prevent the breathing in of the tuberculosis virus.

The Company does not anticipate that any federal, state and local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings and competitive position of its business.

PATENTS AND TRADEMARKS

PATENTS

The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, the Company has 14 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products and a U.S. patent on the automated shoecover and the shoecover process. In addition the Company has recently been issued a U.S. patent on a method to fold and put on sterile garments. The Company also has a U.S. patent pending on a fluid impervious and non-slip fabric for the Company's Aqua-Trak shoecover. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know-how to maintain and develop its commercial position.

The various United States patents issued have remaining durations of approximately 7 to 16 years before expiry.

TRADEMARKS

Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

As of February 1, 2000, the Company had 528 employees, including 17 persons at its head office in Markham, Ontario, Canada; 34 persons at its facemask production facility in Salt Lake City, Utah and 20 persons at its Extended Care production facility in Janesville, Wisconsin; 39 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 56 persons at its shield assembly and sewing operation in Nogales, Mexico; 331 at its sewing operation in Benjamin Hill, Mexico; and 20 persons at its coating and automated shoecover facility in Valdosta, Georgia.

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

ITEM 2.  PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $3,800 under a lease expiring February 28, 2002. Seventeen (17) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Senior Vice President and Controller, Lloyd Hoffman work out of this head office.

The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah. The monthly rental is $6,810 for 27,000 square feet. This lease expires July 1, 2000 with successive 2-year renewal options at rents based on the U.S. Consumer Price Index.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 25,000 square feet are leased for $7,000 monthly. The lease expires August 15, 2002. The Company's line of Extended Care products is manufactured in these facilities.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rental is $9,000 for 40,000 square feet. This lease expires November 30, 2002. Shield assembly and sewing is done at Kennedy Drive, # 6 in Sonora, Mexico. The monthly rental is $ 6,500 for 19,500 square feet. This lease expires June 30, 2002. Sewing is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $7,200 for 30,000 square feet. This lease expires June 23, 2004

The Coating Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $4,500 for 36,000 square feet.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                              LOW         HIGH

1998     First Quarter                        27/32       1-1/4
         Second Quarter                       11/16       15/16
         Third Quarter                        9/16        31/32
         Fourth Quarter                       15/32       13/16

1999     First Quarter                        15/32       1-1/32
         Second Quarter                       5/8         15/16
         Third Quarter                        3/4         1
         Fourth Quarter                       11/16       15/16

2000     First Quarter                        3/4         1-7/8
         (Thru 2/16/00)


         Such over the counter market quotations reflect interdealer prices, without retail mark-up,. mark-down or commission, and may not necessarily represent actual transactions.

As at February 16, 2000 there were 511 shareholders of record, and approximately 2,800 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA

ALPHA PRO TECH, LTD.

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------
                                           1999         1998           1997 (1)        1996 (1)         1995 (1)
HISTORICAL STATEMENT OF OPERATIONS DATA

Sales                                  $20,235,000   $17,985,000   $ 17,823,000    $ 14,863,000    $ 13,031,000
Gross profit                             7,985,000     7,252,000      6,229,000       5,198,000       4,469,000
Selling, general and administrative
expenses                                 6,352,000     6,341,000      6,531,000       4,610,000       4,342,000
Interest expense, net                      124,000       193,000        308,000         279,000         563,000

Impairment loss on intangible assets           -             -              -               -         4,922,000

Exchange of escrowed shares for new
shares                                         -             -              -         2,204,000             -
Other expenses                             380,000       402,000        319,000         250,000         613,000
                                       -----------   -----------   ------------    ------------    ------------
Total expenses including provision
   for income taxes                      6,856,000     6,936,000      7,158,000       7,343,000      10,440,000
                                       -----------   -----------   ------------    ------------    ------------

Net income (loss)                      $ 1,129,000   $   316,000   $   (929,000)   $ (2,145,000)   $ (5,971,000)
                                       ===========   ===========   ============    ============    ============

Basic and diluted net income (loss)
per share                              $      0.05   $      0.01   $      (0.04)   $      (0.12)   $      (0.36)
                                       ===========   ===========   ============    ============    ============

Basic weighted average shares
outstanding                             24,110,722    24,112,449     23,388,369      17,841,547      16,533,294
Diluted weighted average shares
outstanding                             24,450,382    24,238,866     23,388,369      17,841,547      16,533,294

HISTORICAL BALANCE SHEET DATA

Current assets                         $ 7,158,000   $ 6,230,000   $  7,411,000    $  5,614,000    $  4,860,000
Total assets                           $10,048,000   $ 8,938,000   $  9,985,000    $  7,481,000    $  6,410,000
Current liabilities                    $ 2,783,000   $ 2,579,000   $  3,799,000    $  3,414,000    $  3,166,000
Long-term liabilities                  $   203,000   $   406,000   $    549,000    $    217,000    $    240,000
Shareholders' equity                   $ 7,062,000   $ 5,953,000   $  5,637,000    $  3,850,000    $  3,004,000

(1) Includes the operations of Ludan Corporation which was acquired effective April 1, 1995. See Note 12 in Notes to the Consolidated Financial Statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the year ended December 31, 1999 of $1,129,000 as compared to net income of $316,000 for the year ended December 31, 1998, representing an improvement of $813,000 or 257.3%. The net income increase of $813,000 is attributable primarily to an increase in gross profit of $733,000, due to a 12.5% increase in sales, a decrease in depreciation and amortization of $40,000, a decrease in net interest expense of $69,000, partially offset by an increase in selling, general and administrative expenses of $11,000 and an increase in provision for incomes taxes of $18,000. Management expects sales and net income to continue to improve in 2000.

SALES Consolidated net sales for the year ended December 31, 1999 increased to $20,235,000 from $17,985,000 in 1998, representing an increase of $2,250,000 or
12.5%.

Net sales for the Apparel Division for the year ended December 31, 1999 were $12,883,000 as compared to $11,685,000 for the same period of 1998. The Apparel Division sales increase of $1,198,000 or 10.3% was primarily due to increased sales to the Company's largest distributor. This distributor has reported sales increases of the Company's products for six consecutive quarters. Management's expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong. Net sales to this distributor were 57.8% and 51.1% of total consolidated net sales for 1999 and 1998, respectively.

Mask and eye shield sales increased by $915,000 or 22.0% to $5,073,000 in 1999 from $4,158,000 in 1998. This increase is primarily the result of growth in industrial mask sales, and to a lesser extent medical mask sales, partially offset by a decline of sales in the dental distributor market. The industrial mask sales increase is primarily the result of sales to the Company's largest distributor. As a result of the introduction of the Medical Division in 1999, medical mask sales improved 8.1% in 1999 and sales are expected to continue to strengthen in 2000 as more new medical masks are introduced to the market.

Sales from the Company's Extended Care Unreal Lambskin-Registered Trademark-and other related products, which includes a line of pet beds, increased by $137,000 or 6.4% to $2,279,000 in 1999 compared to $2,142,000 in the same period in 1998. The increase in sales of $137,000 is primarily the result of increased pet product sales and to a lesser extent to medical fleece sales. In 1999, the Company implemented a pet products telemarketing campaign and feels that sales should strengthen in 2000 as a result.

In 1999, sales for all three divisions of the Company improved over the previous year, as compared to 1998 in which only one division, the Apparel Division, improved over the prior year. Management feels that the Company is well positioned to continue to grow in its current markets as well as the new Food Service market.

COST OF GOODS SOLD Cost of goods sold increased to $12,250,000 for the year ended December 31,1999 from $10,733,000 for the same period in 1998. As a percentage of net sales, cost of goods sold increased to 60.5% in 1999 from 59.7% in 1998. Gross profit margin decreased to 39.5% for the year ended December 31, 1999 from 40.3% for the same period in 1998.

The decline in gross profit margin to 39.5% from 40.3% is a result of mask manufacturing inefficiencies due to the growth of the mask sales. These inefficiencies will be remedied in 2000 with the addition of new manufacturing equipment that was built in 1999 and will be put into production in 2000. Management expects gross profit margin to improve, but there can be no assurance that the Company's margin improvements will be sustained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by a modest $11,000 to $6,352,000 for the year ended December 31, 1999 from $6,341,000 for the year ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 31.4% in 1999 from 35.3% in 1998. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $342,000; increased professional fees of $28,000; increased rent expense of $19,000; increased factory expenses of $42,000 and increased general office and insurance expenses of $62,000. This is partially offset by decreased marketing, commissions, and travel expenses of $359,000; decreased public company expenses of $102,000, including investor relations, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; and decreased telecommunication expenses of $21,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense decreased by $40,000 to $362,000 for the year ended December 31, 1999 from $402,000 for the same period in 1998. This decrease is primarily attributable to assets in the mask division being fully depreciated.

INCOME FROM OPERATIONS Income from operations increased by $762,000 or 149.7%, to $1,271,000 for the year ended December 31, 1999 as compared to income from operations of $509,000 for the year ended December 31, 1998. The increase in income from operations is due to an increase in gross profit of $733,000, a decrease in depreciation and amortization of $40,000, partially offset by a modest increase in selling, general and administrative expenses of $11,000.

NET INTEREST Net interest expense decreased by $69,000 or 35.8% to $124,000 for the year ended December 31, 1999 from $193,000 for the year ended December 31, 1998. The decrease in net interest expense is due to lower borrowings, decreased interest on capital leases and increased interest income. Interest income increased by $3,000, to $39,000 for 1999 from $36,000 in 1998. The Company has extended until December 31, 2001, its $2,900,000 credit facility with an asset-based lender, consisting of a line of credit of up to $2,500,000 and a term note of $400,000, with interest at prime plus 1.75% on the credit line and at prime plus 2.25% on the term note.

PROVISION FOR INCOME TAX Provision for income tax consists of the Company's alternative minimum taxable (AMT) income. Net operating losses (NOLs) from prior years were utilized during 1999 to offset all other income tax expense.

NET INCOME Net income for the year ended December 31, 1999 was $1,129,000 compared to net income of $316,000 for the year ended December 31, 1998, an improvement of $813,000 or 257.3%. The net income increase of $813,000 is comprised of an increase in income from operations of $762,000 and a decrease in interest expense of $69,000, partially offset by an increase in provision for income taxes of $18,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $125,000 was earned in 1999 as compared to $32,000 in 1998.

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

Mask and eye shield sales decreased by 4.5%, to $4,158,000 in 1998 from $4,354,000 in 1997. This decrease is primarily the result of a drop in medical and dental mask sales, partially offset by increases in industrial mask sales. Sales of mask and eye shields should strengthen in 1999 with the introduction of the Medical Division and the introduction of a new line of masks and shields.

Sales from the Company's Extended Care Unreal Lambskin-Registered Trademark-and other related products, which includes a line of pet beds, decreased by 14.3% to $2,142,000 in 1998 compared to $2,500,000 in the same period in 1997. The decrease in sales of $358,000 is primarily the result of the discontinuation of a low margin rolled good line, partially offset by increases in pet product sales and medical fleece sales of $221,000.

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

NET INCOME (LOSS) Net income for the year ended December 31, 1998 was $316,000 compared to a net loss of $929,000 for the year ended December 31, 1997, an improvement of $1,245,000 or 134.0% . The net income increase of $1,245,000 is comprised of an increase in income from operations of $1,130,000 and a decrease in interest expense of $115,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $32,000 was earned in 1998 as compared to nil in 1997.









LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had cash of $785,000 and working capital of $4,375,000. During the year ended December 31, 1999, cash increased by $742,000 and accounts payable and accrued liabilities increased by $437,000. The increase in the Company's cash is due to income from operations and an increase in accounts payable and accrued liabilities, offset by capital expenditures of $453,000 and a reduction in borrowings from its asset-based lender. The Company's net borrowings from its asset-based lender decreased by $335,000. The Company currently has an asset-based lender's line of credit of up to $2,500,000 and a term note of $400,000 that expires in December 2001. At December 31, 1999, the unused line of credit from its asset-based lender was $1,269,000.

Net cash provided by operations was $1,677,000 for the year ended December 31, 1999 compared to $180,000 for the same period of 1998. The Company's generation of cash from operations for the year ended December 31, 1999 is due primarily to net income, decreases in inventory and an increase in accounts payable and accrued liabilities, offset by increases in accounts receivable, restricted cash and prepaid and other assets.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $453,000 and increases in intangible assets of $26,000 for a total of $479,000 for the year ended December 31, 1999.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 2000 at an estimated cost of $150,000. Depending on the success of the automated shoecover approximately $500,000 of additional equipment could be required. The Company intends to lease equipment whenever possible.

During the year ended December 31, 1999, the Company's cash used in financing resulted primarily from net decreases in the asset-based loan of $335,000, decreases in capital leases of $101,000 and the buy-back of 32,500 of the Company's common share at a cost of $24,000. The Company announced in December 1999 that it was authorized to buy-back up to $500,000 of its own shares. As of February 16, 2000, it has bought back 42,500 common shares at a cost of $35,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its asset-based borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

YEAR 2000

We met our Year 2000 project objectives and completed the project prior to year-end. We have not experienced any disruption in our operations as a result of non-compliance of vendors, financial institutions, or other third parties or external systems. At this time, the possibility of a third-party risk arising, which could have a material risk on the company, is not reasonably likely to occur. In 1998 we developed a Year 2000 program to identify, evaluate, test, upgrade, or replace each of our computer based systems in connection with Year 2000 readiness. We completed the process of modifying, upgrading, remediating and replacing major computer related systems that were identified as potentially non-compliant in June 1999. In 1999 we requested letters of compliance from critical external suppliers to determine the status of their efforts to become Year 2000 compliant. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $50,000, of which approximately $20,000 was incurred in 1998 and approximately $30,000 was incurred in 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Accountants thereon are set forth under Item 14 (a) (1) of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2000), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company which is expected to be held in June , 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM  8-K

(a)      1 and 2 Financial Statements and Financial Statement Schedules

SEE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES APPEARING ON PAGE F-1 OF THIS FORM 10-K

(b)      Exhibit Index

ITEM 16. EXHIBITS

(3)      (a)      Certificate of Incorporation dated February 17, 1983
         (b)      Certificate of Change of Name dated July 27, 1988
         (c)      Certificate of Change of Name dated July 4, 1989
         (d)      Memorandum
         (e)      Articles (equivalent to By-Laws)
         (f)      Certificate of Incorporation of Alpha Pro Tech, Ltd. dated
                  June 15, 1994*
         (g)      Application for Certificate of Registration and Articles of
                  Continuance- State of Wyoming - Filed June 24 1994 *
         (h)      Certificate of Registration and Articles of Continuance of
                  Secretary of State, State of Wyoming, dated June 24, 1994 *
         (i)      Certificate of Secretary of State of Wyoming dated June 24,
                  1995 *
         (j)      Certificate of Amendment of Certificate of Incorporation of
                  Alpha Pro Tech, Ltd., dated June 24, 1994 *
         (k)      Article of Merger of BFD Industries, Inc., a Wyoming
                  Corporation and Alpha Pro Tech, Ltd., a Delaware Corporation,
                  effective July 1, 1994 *
         (l)      Certificate of Ownership and Merger which merges BFD
                  Industries with and into Alpha Pro Tech, Ltd., a Delaware
                  Corporation effective July 1, 1994 *
(4)      (a)      Form of Common Stock Certificate **
(10)     (a)      Form of Director's Stock Option Agreement
         (b)      Form of Employee's Stock Option Agreement
         (c)      Employment Agreement between the Company and Al Millar dated
                  June, 1989
         (c)(i)   Employment Agreement between the Company and Donald E.
                  Bennett, Jr. **
         (c)(ii)  Employment Agreement between the Company and Michael
                  Scheerer ***
         (d)      Lease Agreement between White Dairy Company, Inc. and the
                  Company for lease of the premises situated at 2724-7th Avenue
                  South, Birmingham, Alabama, 35233, dated March, 1990 and amendment thereto dated April, 1990
         (e)      BFD Industries Limited Partnership Agreement between 881216
                  Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
         (f)      Asset Purchase Agreement between the Company and the BFD
                  Industries Limited Partnership dated May 17, 1990
         (g)      Purchase Agreement between the Company, Bernard Charles
                  Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
         (h)      Professional Services Agreement between the Company and Quanta
                  Corporation dated September, 1991
         (i)      Sales and Marketing Agreement between the Company and MDC
                  Corp., dated October 4, 1991
         (j)      National Account Marketing Agreement between the Company and
                  National Contracts, Inc. dated October 7, 1991

         (k) Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991
         (l) Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
         (m) Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
         (n)      Group Purchasing Agreement between the Company and
                  Magnet, Inc.
         (o)      Share Purchase Agreement re Acquisition of Alpha Pro Tech,
                  Inc.
         (p)      Financial Data Schedule ****

--------------------------------------------------

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

****     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALPHA PRO TECH, LTD.

Date:   February 28, 2000         By: S/SHELDON HOFFMAN
        -----------------             -----------------
                                          Sheldon Hoffman
                                          Chief Executive Officer,
                                          Principal Financial Officer
                                          and Director

Date:   February 28, 2000         By:S/LLOYD HOFFMAN
        -----------------             -----------------
                                          Lloyd Hoffman
                                          Senior Vice President, Controller and
                                          Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on February 28, 2000.


         S/DONALD E. BENNETT, JR.
         -------------------------
         Donald E. Bennett, Jr. Director

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

DECEMBER 31, 1999, 1998 AND 1997

ALPHA PRO TECH, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                               Page

Consolidated Financial Statements:

     Report of Independent Accountants..........................................................................F-2

     Consolidated Balance Sheets at December 31, 1999 and 1998..................................................F-3

     Consolidated Statements of Operations for the three years
       in the period ended December 31, 1999....................................................................F-4

     Consolidated Statements of Shareholders' Equity for the
       three years in the period ended December 31, 1999........................................................F-5

     Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1999...........................................................................F-6

     Notes to Consolidated Financial Statements.................................................................F-7

Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 1999..........................................................................F-19

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 25, 2000

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------




                                                                                          DECEMBER 31,
                                                                              1999                            1998
                                                                       -------------------              -----------------
ASSETS
Current assets:
   Cash                                                                        $  785,000                      $  43,000
   Restricted cash                                                                 18,000                         16,000
   Accounts receivable, net of allowance for doubtful accounts
     of $40,000 and $48,000, respectively                                       3,252,000                      3,038,000
   Inventories                                                                  2,957,000                      2,999,000
   Prepaid expenses and other current assets                                      146,000                        134,000
                                                                       -------------------              -----------------
       Total current assets                                                     7,158,000                      6,230,000

Property and equipment, net                                                     2,260,000                      2,125,000
Intangible assets, net                                                            287,000                        305,000
Notes receivable and other assets                                                 343,000                        278,000
                                                                       -------------------              -----------------
                                                                              $10,048,000                    $ 8,938,000
                                                                       ===================              =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 1,284,000                      $ 983,000
   Accrued liabilities                                                            610,000                        474,000
   Notes payable, current portion                                                 754,000                      1,009,000
   Capital leases, current portion                                                135,000                        113,000
                                                                       -------------------              -----------------
       Total current liabilities                                                2,783,000                      2,579,000

Notes payable, less current portion                                               167,000                        247,000
Capital leases, less current portion                                               36,000                        159,000
                                                                       -------------------              -----------------
       Total liabilities                                                        2,986,000                      2,985,000
                                                                       -------------------              -----------------

Commitments and contingencies (Notes 7 and 10)

Shareholders' Equity:

   Common stock, $.01 par value, 50,000,000 shares authorized,
     24,079,949 and 24,112,449 issued and outstanding at
     December 31, 1999 and 1998, respectively                                     241,000                        241,000
   Additional paid-in capital                                                  24,318,000                     24,338,000
   Accumulated deficit                                                       (17,497,000)                   (18,626,000)
                                                                       -------------------              -----------------
       Total shareholders' equity                                               7,062,000                      5,953,000
                                                                       -------------------              -----------------
                                                                              $10,048,000                    $ 8,938,000
                                                                       ===================              =================




              The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                             YEAR ENDED DECEMBER 31,
                                                                    1999              1998              1997
                                                              -----------------  ----------------  ----------------

Sales                                                              $20,235,000       $17,985,000       $17,823,000

Cost of goods sold, excluding depreciation
   and amortization                                                 12,250,000        10,733,000        11,594,000
                                                              -----------------  ----------------  ----------------

                                                                     7,985,000         7,252,000         6,229,000

Expenses:

   Selling, general and administrative                               6,352,000         6,341,000         6,531,000
   Depreciation and amortization                                       362,000           402,000           319,000
                                                              -----------------  ----------------  ----------------

   Income (loss) from operations                                     1,271,000           509,000         (621,000)
                                                              -----------------  ----------------  ----------------

   Other expense
     Interest, net                                                     124,000           193,000           308,000
                                                              -----------------  ----------------  ----------------

                                                                       124,000           193,000           308,000
                                                              -----------------  ----------------  ----------------

Income (loss) before provision
   for income taxes                                                  1,147,000           316,000         (929,000)

Provision for income taxes                                              18,000                 -                 -
                                                              -----------------  ----------------  ----------------

Net income (loss)                                                  $ 1,129,000        $  316,000       $ (929,000)
                                                              =================  ================  ================


Basic income (loss) per share                                         $   0.05          $   0.01         $  (0.04)
                                                              =================  ================  ================

Diluted income (loss) per share                                       $   0.05          $   0.01         $  (0.04)
                                                              =================  ================  ================


Basic weighted average shares outstanding                           24,110,722        24,112,449        23,388,369
                                                              =================  ================  ================


Diluted weighted average shares outstanding                         24,450,382        24,238,866        23,388,369
                                                              =================  ================  ================


              The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                      ADDITIONAL
                                                          COMMON        PAID-IN        ACCUMULATED
                                            SHARES         STOCK        CAPITAL          DEFICIT            TOTAL
                                         -------------- ------------ --------------  ----------------- ----------------

Balance at
   December 31, 1996                        20,755,463     $207,000   $ 21,656,000     $ (18,013,000)      $ 3,850,000
Stock issued upon exercise
   of options/warrants                       3,356,986       34,000      2,429,000                  -        2,463,000
Options/warrants issued
   for services                                      -            -        253,000                  -          253,000
Net loss                                             -            -              -          (929,000)        (929,000)
                                         -------------- ------------ --------------  ----------------- ----------------

Balance at
   December 31, 1997                        24,112,449      241,000     24,338,000       (18,942,000)        5,637,000

Net income                                           -            -              -            316,000          316,000
                                         -------------- ------------ --------------  ----------------- ----------------

Balance at
   December 31, 1998                        24,112,449      241,000     24,338,000       (18,626,000)        5,953,000

Warrants issued for services                         -            -          4,000                  -            4,000
Shares repurchased/cancelled                  (32,500)            -       (24,000)                  -         (24,000)
Net income                                           -            -              -          1,129,000        1,129,000
                                         -------------- ------------ --------------  ----------------- ----------------

Balance at
   December 31, 1999                        24,079,949     $241,000   $ 24,318,000     $ (17,497,000)      $ 7,062,000
                                         ============== ============ ==============  ================= ================



              The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       1999               1998              1997

                                                                 ------------------ ----------------- -----------------

Cash flows from operating activities:
   Net income (loss)                                                  $  1,129,000        $  316,000      $  (929,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                       362,000           402,000           319,000
       Amortization of securities issued for services                       25,000           110,000           120,000
       Changes in assets and liabilities:
        Restricted cash                                                    (2,000)             5,000            18,000
        Accounts receivable                                              (214,000)         (233,000)         (635,000)
        Inventories                                                         42,000           698,000         (755,000)
        Prepaid expenses and other assets                                (102,000)            61,000         (229,000)
        Accounts payable and accrued liabilities                           437,000       (1,179,000)           389,000
                                                                 ------------------ ----------------- -----------------

   Net cash provided by (used in) operating activities                   1,677,000           180,000       (1,702,000)
                                                                 ------------------ ----------------- -----------------

Cash flows from investing activities:
   Acquisition of businesses                                                     -                 -          (70,000)
   Purchase of property and equipment                                    (453,000)         (347,000)         (481,000)
   Cost of intangible assets                                              (26,000)          (43,000)          (53,000)
                                                                 ------------------ ----------------- -----------------

   Net cash used in investing activities                                 (479,000)         (390,000)         (604,000)
                                                                 ------------------ ----------------- -----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                        -                 -         2,463,000
   Payments to related parties                                                   -                 -          (19,000)
   Proceeds from loans payable                                          20,232,000        18,131,000         1,936,000
   Repayments on loans payable                                        (20,567,000)      (18,246,000)       (1,788,000)
   Principal repayments on capital leases                                (101,000)         (122,000)          (71,000)
   Other                                                                  (20,000)                 -                 -
                                                                 ------------------ ----------------- -----------------

   Net cash provided by (used in) financing activities                   (456,000)         (237,000)         2,521,000
                                                                 ------------------ ----------------- -----------------

Increase (decrease) in cash                                            $   742,000      $  (447,000)       $   215,000

Cash, beginning of period                                                   43,000           490,000           275,000
                                                                 ------------------ ----------------- -----------------

Cash, end of period                                                    $   785,000        $   43,000       $   490,000
                                                                 ================== ================= =================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $   163,000        $  229,000       $   375,000
                                                                 ================== ================= =================

   Cash paid for income taxes                                            $       -          $      -         $       -
                                                                 ================== ================= =================



NON-CASH INVESTING AND FINANCING ACTIVITY:
   1999
   The company incurred capital lease obligations for machinery and equipment of $56,000

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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   THE COMPANY

     Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoecover and apparel products and woundcare (fleece) products. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc.
      (APT), as well as APT's wholly-owned subsidiary, DPI De Mexico (DPI). All significant intercompany accounts and transactions have been eliminated.

      INVENTORIES
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provision is made for slow-moving, obsolete or unusable inventory.

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

      Factory equipment                                              9-20 years
      Office furniture and equipment                                 7 years
      Leasehold improvements                                         4-6 years
      Vehicles                                                       5 years

      Expenditures for renewals and betterments are capitalized whereas costs of maintenance and repairs are charged to operations in the period incurred.

      INTANGIBLE ASSETS
      The excess of purchase price over the estimated fair value of assets acquired and liabilities assumed has been recorded as goodwill and is being amortized using the straight-line method over 8 years. Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 8-17 years.

      LONG-LIVED ASSETS
      Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company had no impaired assets as of December 31, 1999 or 1998.

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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      REVENUE RECOGNITION
      Sales are recognized when goods are shipped to customers. Sales are reduced for anticipated sales returns and allowances.

      ADVERTISING
      Advertising costs consist primarily of catalog preparation and printing costs which are charged to expense when shipped. Catalog costs expensed in 1999, 1998 and 1997 were $12,000, $37,000 and $16,000, respectively.

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

      NET INCOME (LOSS) PER SHARE
      Net income (loss) per share "EPS" has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS
      128), "Earnings Per Share," which became effective after December 15, 1997. All periods prior to December 15, 1997 have been restated to conform with the provisions SFAS 128.

      The following table provides a reconciliation of both the net income
      (loss) and the number of shares used in the computations of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                    1999             1998             1997

Net income (loss) (Numerator)                                      $1,129,000        $ 316,000      $ (929,000)

Shares (Denominator):

   Basic weighted average shares outstanding                       24,110,722       24,112,449       23,388,369
   Add: Dilutive effect of stock options and warrants                 339,660          126,417                -
                                                               ---------------  ---------------  ---------------

   Diluted weighted average shares outstanding                     24,450,382       24,238,866       23,388,369
                                                               ---------------  ---------------  ---------------

Net income (loss) per share:
   Basic                                                             $   0.05          $  0.01        $  (0.04)
   Diluted                                                           $   0.05          $  0.01        $  (0.04)


      Potential common shares for 1997 were anti-dilutive and accordingly were excluded from the net income (loss) per share calculation.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of financial instruments including cash, restricted cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective book values at December 31, 1999 and 1998.

3.   INVENTORIES

     Inventories consist of the following:

                                                                                 1999              1998

Raw materials                                                                   $ 1,656,000        $1,699,000
Work in process                                                                     123,000            95,000
Finished goods                                                                    1,178,000         1,205,000
                                                                            ----------------  ----------------

                                                                                $ 2,957,000        $2,999,000
                                                                            ================  ================



4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                 1999              1998

Machinery and equipment                                                         $ 3,138,000       $ 2,854,000
Office furniture and equipment                                                      470,000           622,000
Leasehold improvements                                                               75,000            96,000
                                                                            ----------------  ----------------

                                                                                  3,683,000         3,572,000

Less accumulated depreciation and amortization                                  (1,423,000)       (1,447,000)
                                                                            ----------------  ----------------

                                                                                $ 2,260,000       $ 2,125,000
                                                                            ================  ================


ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Included in the above amounts are the following assets under capital lease obligations:

                                                                                 1999              1998

Machinery and equipment                                                           $ 458,000         $ 419,000
Office furniture and equipment                                                       84,000            84,000
                                                                            ----------------  ----------------

                                                                                    542,000           503,000

Less accumulated amortization                                                     (224,000)         (172,000)
                                                                            ----------------  ----------------

                                                                                  $ 318,000         $ 331,000
                                                                            ================  ================



5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                                               1999               1998

Goodwill                                                                       $  206,000         $  206,000
Patents and trademarks                                                            162,000            136,000
Other                                                                              98,000             98,000
                                                                         -----------------  -----------------

                                                                                  466,000            440,000
Less accumulated amortization                                                   (179,000)          (135,000)
                                                                         -----------------  -----------------

                                                                               $  287,000         $  305,000
                                                                         =================  =================



 6.   ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                               1999              1998

Professional fees                                                              $   90,000        $  105,000
Payroll and payroll taxes                                                         169,000           122,000
Other                                                                             351,000           247,000
                                                                         -----------------  ----------------

                                                                               $  610,000        $  474,000
                                                                         =================  =================


ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    NOTES PAYABLE

      In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. The facility has been subsequently extended until December 31, 2001. Notes payable at December 31, 1999 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a line of credit for up to $2,500,000 based on eligible accounts receivable and inventory, of which $674,000 was outstanding and $1,269,000 was available at December 31, 1999. The credit facility bears interest at prime plus 1.75%, which totaled 10.25% at December 31, 1999 and is secured by accounts receivable, inventory, trademarks, patents, property, and 66.67% of the issued and outstanding shares of DPI.

      The Company also has a $400,000 term note secured by equipment. The Company's outstanding balance on this term note was $247,000 at December 31, 1999. The term note is due in monthly installments of $7,000 with interest at prime plus 2.25%, which totaled 10.75% at December 31, 1999, maturing July 1, 2003. The Company paid $29,000 in loan origination fees to obtain the above credit facilities. Under the terms of the agreement, the Company pays a 0.5% loan fee annually.

      The Company used certain of the proceeds of such facility to repay its previous asset-based loan. Under the terms of the previous facility, the Company paid $63,000 in loan and unused line of credit fees for the year ended December 31, 1997.

      Future maturities of notes payable are as follows:

      2000                                                            $ 754,000
      2001                                                               80,000
      2002                                                               80,000
      2003                                                                7,000
                                                                ---------------

                                                                      $ 921,000
                                                                ===============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.    SHAREHOLDERS' EQUITY

      WARRANT ACTIVITY

      Warrant activity for the three years ended December 31, 1999 is as follows:

                                                                                           EXERCISE PRICE
                                                                         SHARES             PER WARRANT

Warrants outstanding, December 31, 1996                                    3,312,918          $0.75 to $1.75
   Exercised                                                              (3,096,986)                  $0.75
   Expired                                                                   (96,884)         $0.75 to $1.03
                                                                    ------------------  ---------------------

Warrants outstanding, December 31, 1997                                       119,048                  $1.75
   Exercised                                                                        -                      -
   Expired                                                                          -                      -
                                                                    ------------------  ---------------------

Warrants outstanding, December 31, 1998                                       119,048                  $1.75
   Exercised                                                                        -                      -
   Expired                                                                          -                      -
                                                                    ------------------  ---------------------

Warrants outstanding, December 31, 1999                                       119,048                  $1.75
                                                                    ------------------  ---------------------


     The warrants outstanding at December 31, 1999 are currently exercisable, and each warrant entitles the holder to purchase one common share for the stated price. Such warrants expire July 1, 2004.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     OPTION ACTIVITY

     During 1993, the Company adopted stock option plans for employees and directors of the Company. As of December 31, 1999, 4.5 million shares were reserved for issuance under these plans and 3.7 million options have been granted. The exercise price of the options is determined based on the fair market value of the stock on the date of grant, and the options generally vest immediately.

     Option activity for the three years ended December 31, 1999 is as follows:

                                                                             AVERAGE
                                                                           EXERCISE PRICE
                                                           SHARES            PER OPTION

Options outstanding, December 31, 1996                      2,589,000            $1.01
   Granted to employees                                       675,000            $0.99
   Granted to consultants                                     610,000            $1.82
   Exercised                                                (260,000)            $0.79
   Canceled                                                 (216,000)            $1.80
                                                      ----------------  ---------------

Options outstanding, December 31, 1997                      3,398,000            $1.13
   Granted to employees                                     1,864,000            $0.80
   Granted to consultants                                           -                -
   Exercised                                                        -                -
   Canceled                                               (2,268,000)            $1.02
                                                      ----------------  ---------------

Options outstanding, December 31, 1998                      2,994,000            $1.00
   Granted to employees                                       695,000            $0.57
   Granted to consultants                                           -                -
   Exercised                                                        -                -
   Canceled                                                 (266,000)            $1.43
                                                      ----------------  ---------------

Options outstanding, December 31, 1999                      3,423,000            $0.88
                                                      ----------------  ---------------


     All options are fully exercisable.

     The following summarizes information about stock options outstanding at December 31, 1999:

                                                    OPTIONS OUTSTANDING
                                                                          AVERAGE
        EXERCISE                                          AVERAGE          TERM
          PRICE                           SHARES           PRICE         REMAINING

     $0.50 to $0.75                       1,748,000       $  0.65           3.77
     $0.76 to $0.99                         820,000       $  0.94           2.55
     $1.00 to $1.50                         830,000       $  1.26           1.88
     $1.51 to $2.75                          25,000       $  2.03           0.65

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Had compensation expense for the Company's employee/director options been determined based on the fair value of the options at the grant date, the Company's pro forma net income and pro forma net income per share would have been as follows:

                                                                FOR THE YEAR ENDED
                                                            1999                  1998

Pro forma net income (loss)                             $1,021,000             $10,000
                                                     --------------        ------------

Pro forma basic income (loss) per share                      $0.04               $0.00
                                                     --------------        ------------

Pro forma diluted income (loss) per share                    $0.04               $0.00
                                                     --------------        ------------



     For the purpose of the above pro forma disclosures, the fair value of each employee/director stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1999         1998     1997

     Risk-free interest rate                6.00%      5.00%      6.15%
     Expected life                          5 years    5 years    5 years
     Expected volatility                    70%        70%        70%
     Expected dividend yield                 0%         0%         0%

     The weighted-average grant date fair values of employee/director options granted during 1999, 1998 and 1997 were $0.22, $0.27 and $0.38 respectively.


9.    INCOME TAXES

      The provision (benefit) for income taxes consists of the following:

                                           YEAR ENDED DECEMBER 31,
                                       1999         1998          1997

Current                             $  21,000       $    -        $    -
Deferred                              (3,000)            -             -
                                  ------------  -----------  ------------
                                    $  18,000       $    -        $    -
                                  ------------  -----------  ------------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Deferred tax assets (liabilities) are comprised of the following at December 31.

                                                    1999             1998             1997
Loss carryforwards

   U.S.                                       $    522,000     $    967,000    $   2,428,000
   Canada                                          738,000          734,000        1,379,000
Inventory obsolescence                              85,000                -                -
AMT credits                                         16,000                -                -
Other                                              101,000          184,000           96,000
                                            ---------------  ---------------  ---------------

Gross deferred tax assets                        1,462,000        1,885,000        3,903,000
Depreciation and amortization                    (113,000)        (247,000)        (166,000)
State income taxes                                (35,000)                -                -
Other                                             (33,000)                -                -
                                            ---------------  ---------------  ---------------

Net                                              1,281,000        1,638,000        3,737,000
Valuation allowance                             (1,278,000)      (1,638,000)      (3,737,000)
                                            ---------------  ---------------  ---------------
                                              $     3,000      $         -     $          -
                                            ---------------  ---------------  ---------------




      The provision for income tax for 1999 consists primarily of the Company's inability to utilize net operating loss carryforwards to entirely offset alternative minimum taxable (AMT) income. Net operating losses (NOLs) from prior years were utilized during 1999 to offset all other income tax expense. The deferred tax asset valuation allowance has been determined pursuant to the provisions of SFAS 109, including the Company's estimation of future taxable income. Such valuation allowance is adequate to reduce the total deferred tax asset to an amount that will, more likely than not, be realized.

      The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to the income (loss) before income taxes as a result of the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  1999              1998             1997
Income taxes based on US
   statutory rates (34%)                                     $    384,000     $    108,000    $   (316,000)
Non-deductible meals and entertainment                             11,000           11,000           43,000
Increase (decrease) in valuation allowance                      (360,000)        (132,000)          301,000
Other                                                            (17,000)           13,000         (28,000)
                                                          ----------------  ---------------  ---------------
                                                             $    18,000      $          -    $          -
                                                          ----------------  ---------------  ---------------



     At December 31, 1999, the Company has net operating loss carryforwards for United States and Canadian tax purposes available to reduce future United States and Canadian taxable income amounting to approximately $1.2 million and $2.2 million, respectively.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     For United States income tax purposes, these losses will expire as follows:

     2010                                  $ 207,000
     2011                                     63,000
     2017                                    960,000
                                     ----------------
                                         $ 1,230,000
                                     ----------------



     For Canadian income tax purposes, these losses will expire as follows:

     2000                              $ 2,172,000
                                   ----------------


     In the event of changes in ownership, IRS regulations may limit net operating losses available to the Company.

10.  LEASE COMMITMENTS AND OBLIGATIONS

     The Company leases manufacturing facilities under non-cancelable operating leases expiring between July 2000 and November 2002. The Company also leases certain manufacturing and office equipment under capital leases expiring between October 2000 and December 2002.

     The following summarizes future minimum lease payments required under capital and non-cancelable operating leases:

                                                    CAPITAL          OPERATING
                                                    LEASES            LEASES

2000                                                  $ 150,000      $ 265,000
2001                                                     29,000        282,000
2002                                                     10,000        216,000
                                                  --------------  -------------

Future minimum lease payments                           189,000      $ 763,000
                                                                  -------------
                                                                  -------------
Less amounts representing interest                       18,000

                                                  --------------

Present value of future minimum lease payments          171,000
Less amounts due within one year                        135,000

                                                  --------------

Amounts due after one year                            $  36,000
                                                  --------------
                                                  --------------


      Total rent expense incurred by the Company under operating leases for the years ended December 31, 1999, 1998 and 1997 was $619,000, $654,000 and
      $588,000, respectively.

      The Company does not have any pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $125,000 was earned in 1999 as compared to $32,000 in 1998.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.      ACTIVITY OF BUSINESS SEGMENTS

      In 1998 the Company adopted SFAS 131. Segment information for 1997 has been restated to present the Company's reportable segments.

      The Company classifies its businesses into three fundamental segments:
      Apparel, consisting principally of disposable medical clothing such as overalls, frocks, lab coats, hoods, bouffant caps; and shoecovers (including the Aqua Track and spunbond shoecovers); Mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

      The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales and gross margin.

      The following table shows net sales for each segment for the years ended December 31, 1999, 1998 and 1997:

                                                 1999             1998             1997
Apparel                                     $12,883,000       $11,685,000     $ 10,969,000
Mask and shield                               5,073,000         4,158,000        4,354,000
Fleece                                        2,279,000         2,142,000        2,500,000
                                         ---------------  ---------------- ----------------

Consolidated total net sales                $20,235,000       $17,985,000     $ 17,823,000
                                         ---------------  ---------------- ----------------



      A reconciliation of total segment net income to total consolidated net income (loss) for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                        1999             1998              1997
Apparel                                            $ 2,393,000       $1,746,000        $ 982,000
Mask and Shield                                      1,371,000        1,116,000          958,000
Fleece                                                 499,000          448,000          548,000
                                               ---------------- ----------------  ---------------

Total segment net income                             4,263,000        3,310,000        2,488,000
Unallocated corporate overhead expenses            (3,134,000)      (2,994,000)      (3,417,000)
                                               ---------------- ----------------  ---------------

Consolidated net income (loss)                     $ 1,129,000        $ 316,000      $ (929,000)
                                               ---------------- ----------------  ---------------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      The following reflects sales and long-lived asset information by geographic area as of and for the years ended December 31, 1999, 1998 and 1997:

                                                    1999              1998             1997
Sales by region

   United States                                 $19,563,000      $17,393,000       $17,240,000
   International                                     672,000          592,000           583,000
                                             ----------------  ---------------  ----------------

Consolidated total sales                         $20,235,000      $17,985,000       $17,823,000
                                             ----------------  ---------------  ----------------
                                             ----------------  ---------------  ----------------
Long-lived assets

   United States                                  $2,068,000       $1,946,000        $1,911,000
   International                                     192,000          179,000           173,000
                                             ----------------  ---------------  ----------------

Consolidated total long-lived assets              $2,260,000       $2,125,000        $2,084,000
                                             ----------------  ---------------  ----------------
                                             ----------------  ---------------  ----------------




      Sales by region are based on the countries in which the customers are located. The Company did not generate sales from any single foreign country that was material to the Company's consolidated sales.

12.   ACQUISITIONS

      Effective April 1995, the Company acquired an 80% interest in Ludan Corporation (LC), a Georgia based materials laminating company, for $35,000 in cash, including $6,000 of direct acquisition costs, plus the assumption of net liabilities of $23,000. In addition, a note payable owed by LC to a third party of $20,000 was converted to 20,000 shares of the Company's common stock. The Company recorded $78,000 of goodwill in connection with the acquisition which is being amortized over 8 years.

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

13. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

     The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 57.8%, 51.1% and 50.7% of total net revenue for 1999, 1998 and 1997, respectively. Trade receivables from this distributor were 43.1% and 38.4% of total trade receivables for 1999 and 1998, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.

                      ALPHA PRO TECH, LTD. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE AT        CHARGED           CHARGED                         BALANCE AT
                                BEGINNING        TO COSTS AND      TO OTHER                           END OF
DESCRIPTION                     OF PERIOD         EXPENSES         ACCOUNTS        DEDUCTIONS         PERIOD

December 31, 1999
Deducted from
related asset account:

Allowance for
doubtful accounts                  $  48,000         $  6,000            $    -       $ (14,000)        $  40,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Provision for
inventory                          $ 146,000        $ 116,000            $    -           $    -        $ 262,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Valuation allowance
for income taxes                  $1,638,000           $    -       $ (360,000)           $    -       $1,278,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

December 31, 1998
Deducted from
related asset account:

Allowance for
doubtful accounts                  $  91,000         $  7,000            $    -       $ (50,000)        $  48,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Provision for
inventory                          $  79,000        $  67,000            $    -           $    -        $ 146,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Valuation allowance
for income taxes                  $3,737,000           $    -      $(2,099,000)           $    -       $1,638,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

December 31, 1997
Deducted from
related asset account:

Allowance for
doubtful accounts                  $ 122,000        $  11,000            $    -       $ (42,000)        $  91,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Provision for
inventory                          $  42,000        $  37,000            $    -           $    -        $  79,000
                              ---------------  ---------------  ---------------- ---------------- ----------------

Valuation allowance
for income taxes                  $3,455,000           $    -         $ 282,000           $    -       $3,737,000
                              ---------------  ---------------  ---------------- ---------------- ----------------