Form 10-Q
period 2000-03-31
ALPHA PRO TECH LTD
filed 2000-05-01
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 2000 COMMISSION FILE NO. 0-19893

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
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of APRIL 24, 2000

Common stock, $.01 par value.....                    24,218,616

                              ALPHA PRO TECH, LTD.

                                Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                   Page No.

         a)       Consolidated Balance Sheet -
                  March 31, 2000 (unaudited) and December 31, 1999          1

         b) Consolidated Statement of Operations for the three months ended March 31, 2000
                  and March 31, 1999 (unaudited)                            2

         c)       Consolidated Statement of Shareholder's Equity
                  for the three months ended March 31, 2000 (unaudited)     3

         d) Consolidated Statement of Cash Flows for the three months ended March 31, 2000
                  and March 31, 1999 (unaudited)                            4

         e)       Notes to Consolidated Financial Statements                5-7

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-11


SIGNATURES                                                                  12

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                      MARCH 31,      DECEMBER 31,
                                                                         2000            1999
                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash                                                             $  1,182,000    $    785,000
    Restricted cash                                                         7,000          18,000
    Accounts receivable, net of allowance for doubtful accounts of
    $40,000 at March 31, 2000
    and December 31, 1999                                               3,533,000       3,252,000
    Inventories                                                         3,482,000       2,957,000
    Prepaid expenses and other current assets                             222,000         146,000
                                                                     ------------    ------------
        Total current assets                                            8,426,000       7,158,000

Property and equipment, net                                             2,241,000       2,260,000
Intangible assets, net                                                    283,000         287,000
Notes receivable and other assets                                         104,000         343,000
                                                                     ------------    ------------
                                                                     $ 11,054,000    $ 10,048,000
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  1,535,000    $  1,284,000
    Accrued liabilities                                                   420,000         610,000
    Notes payable, current portion                                      1,254,000         754,000
    Capital leases, current portion                                       121,000         135,000
                                                                     ------------    ------------
        Total current liabilities                                       3,330,000       2,783,000

Notes payable, less current portion                                       147,000         167,000
Capital leases, less current portion                                       16,000          36,000
                                                                     ------------    ------------
        Total liabilities                                               3,493,000       2,986,000
                                                                     ------------    ------------

Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      24,230,116 and 24,079,949 shares issued and
      outstanding at March 31, 2000
      and December 31, 1999, respectively                                 242,000         241,000
    Additional paid-in capital                                         24,404,000      24,318,000
    Accumulated deficit                                               (17,085,000)    (17,497,000)
                                                                     ------------    ------------
        Total shareholders' equity                                      7,561,000       7,062,000
                                                                     ------------    ------------
                                                                     $ 11,054,000    $ 10,048,000
                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED MARCH 31,

                                                         2000            1999
Sales                                               $  4,940,000     $ 4,489,000

Cost of goods sold, excluding depreciation
    and amortization                                   2,888,000       2,596,000
                                                    ------------     -----------

                                                       2,052,000       1,893,000

Expenses:
 Selling, general and administrative                   1,550,000       1,473,000
 Depreciation and amortization                           102,000         107,000
                                                    ------------     -----------

 Income from operations                                  400,000         313,000

    Interest expense (income)                            (12,000)         41,000
                                                    ------------     -----------

Income before provision for income taxes                 412,000         272,000

Provision for income taxes                                     0               0
                                                    ------------     -----------

Net income                                          $    412,000     $   272,000
                                                    ============     ===========


Basic income per share                              $       0.02     $      0.01
                                                    ------------     -----------

Diluted income per share                            $       0.02     $      0.01
                                                    ------------     -----------

Basic weighted average shares outstanding             24,086,103      24,112,449
                                                    ------------     -----------

Diluted weighted average shares outstanding           26,131,013      24,379,268
                                                    ------------     -----------

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                                   Shares          Common           Additional       Accumulated          Total
                                                    Stock         Paid-in Capital      Deficit
Balance at
December 31, 1999                 24,079,949       $241,000         $24,318,000      ($17,497,000)      $7,062,000

Stock Issued upon
Exercise of
Options/warrants                     180,167          1,000             167,000                           $168,000

Shares
repurchased/cancelled                (30,000)                           (81,000)                           (81,000)

Net Income                                                                                412,000          412,000
                                  ----------       --------         -----------      ------------       ----------
Balance at
March 31, 2000                    24,230,116       $242,000         $24,404,000      ($17,085,000)      $7,561,000
                                  ==========       ========         ===========      ============       ==========

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,

                                                               2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $   412,000    $   272,000
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation and amortization                                102,000        107,000

  Changes in assets and liabilities:
    Restricted cash                                             11,000         (1,000)
    Accounts receivable                                       (281,000)      (171,000)
    Inventories                                               (525,000)      (449,000)
    Prepaid expenses and other assets                          163,000          6,000
    Accounts payable and accrued liabilities                    60,000        421,000
                                                           -----------    -----------

Net cash provided by (used in) operating
  activities:                                                  (58,000)       185,000
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         (72,000)       (68,000)
    Cost of intangible assets                                   (6,000)        (7,000)
                                                           -----------    -----------

Net cash used in investing activities                          (78,000)       (75,000)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                              5,281,000      4,700,000
    Repayments on loans payable                             (4,801,000)    (4,463,000)
    Net proceeds from issuance of common stock                   1,000              0
    Net proceeds from exercise of options                      167,000              0
    Net payments for stock repurchase                          (81,000)             0
    Net payments on capital leases                             (34,000)       (27,000)
                                                           -----------    -----------
Net cash provided by financing activities                      533,000        210,000
                                                           -----------    -----------

Increase (decrease) in cash during the period                  397,000        320,000

Cash, beginning of period                                  $   785,000    $    43,000
                                                           -----------    -----------
Cash, end of period                                        $ 1,182,000    $   363,000
                                                           -----------    -----------

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


2.  BASIS OF PRESENTATION

    The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999.


    There have been no significant changes since December 31, 1999 in accounting principles and practices utilized in the presentation of these financial statements.

3.  INVENTORIES

                                                   MARCH 31,         DECEMBER 31,
                                                     2000                1999
     Raw materials                                 $1,957,000         $1,656,000
     Work in process                                  293,000            123,000
     Finished goods                                 1,232,000          1,178,000
                                                   ----------         ----------

                                                   $3,482,000         $2,957,000
                                                   ==========         ==========

4.  ACCRUED LIABILITIES

                                                   MARCH 31,         DECEMBER 31,
                                                     2000                1999
Professional fees                                  $   79,000         $   90,000
Payroll and payroll taxes                             219,000            169,000
Other                                                 122,000            351,000
                                                   ----------         ----------

                                                   $  420,000         $  610,000
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

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2000          1999
Net income  (Numerator)                                  $   412,000   $   272,000

Shares (Denominator):
    Basic weighted average shares outstanding             24,086,103    24,112,449
    Add: Dilutive effect of stock options and warrants     2,044,910       266,819
                                                         -----------   -----------

    Diluted weighted average shares outstanding           26,131,013    24,379,268
                                                         ===========   ===========

Net income per share:
    Basic                                                $      0.02   $      0.01
    Diluted                                              $      0.02   $      0.01

6.  PROVISION FOR INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. At December 31, 1999 the Company had net operating loss (NOL) carryforwards of approximately $3,402,000. No provision (benefit) for income taxes has been recorded in the consolidated statements of operations as a result of the Company's net operating loss carryforwards. Taxable income for the period ended March 31, 2000 will be offset by the utilization of such NOL's. The Company will continue to assess the valuation allowance on a quarterly basis.

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

    The following table shows net sales for each segment for the three ended March 31, 2000 and 1999:

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                      2000             1999
  Apparel                                          $ 2,854,000      $ 2,703,000
  Mask and shield                                    1,450,000        1,127,000
  Fleece                                               636,000          659,000
                                                   -----------      -----------

  Consolidated total net sales                     $ 4,940,000      $ 4,489,000
                                                   ===========      ===========

     A reconciliation of total segment net income to total consolidated net income for the three months ended March 31, 2000 and 1999 is presented below:

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                      2000             1999
Apparel                                            $   493,000      $   508,000
Mask and Shield                                        477,000          152,000
Fleece                                                 153,000          160,000
                                                   -----------      -----------

Total segment net income                             1,123,000          820,000
Unallocated corporate overhead expenses               (711,000)        (548,000)
                                                   -----------      -----------

Consolidated net income                            $   412,000      $   272,000
                                                   ===========      ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended March 31, 2000 of $412,000 as compared to net income of $272,000 for the three months ended March 31, 1999, representing an improvement of $140,000 or 51.5%. The net income increase of $140,000 is attributable primarily to an increase in gross profit of $159,000, due to a 10.0% increase in sales, a decrease in depreciation and amortization of $5,000, and a decrease in net interest expense of $53,000, partially offset by an increase in selling, general and administrative expenses of $77,000. Management expects strong sales and net income in 2000.

SALES Consolidated net sales for the three months ended March 31, 2000 increased to $4,940,000 from $4,489,000 for the three months ended March 31, 1999, representing an increase of $451,000 or 10.0%.

Net sales for the Apparel Division for the three months ended March 31, 2000 were $2,854,000 as compared to $2,703,000 for the same period of 1999. The Apparel Division sales increase of $151,000 or 5.6% was due to increased sales to the Company's largest distributor. This distributor has reported sales increases of the Company's products for six consecutive quarters. Management's expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales increased by $323,000 or 28.7% to $1,450,000 for the first quarter of 2000 from $1,127,000 in the first quarter of 1999. This increase is primarily the result of significant growth in industrial mask sales, and to a lesser extent dental medical mask sales, partially offset by a decline in medical mask & shield sales. The industrial mask sales increase is primarily the result of sales to the Company's largest distributor.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased slightly by $23,000 or 3.5% to $636,000 in the first quarter of 2000 compared to $659,000 in the same period in 1999. The slight decrease in sales of $23,000 is primarily the result of decreased medical fleece sales partially offset by increased pet product sales. In 1999, the Company implemented a pet products telemarketing campaign and feels that sales should strengthen in 2000 as a result.

Management believes that the Company is well positioned to continue to grow revenue in its current markets as well as the new Food Service market. The Company has recently signed a Vendor Supply Agreement with McDonald's Corporation to market its line of proprietary Food Service Safety Products to the McDonald's system of more than 25,000 restaurants in 119 countries worldwide. To formally launch this program, the Company displayed its products at McDonald's Worldwide Convention in Orlando, Florida on April 16-18. Based on the positive response at the Convention, the future growth of the Food Service product line appears to be very optimistic. The Company has also been invited to display its products at a series of McDonald's ROA meeting to be held throughout the remainder of 2000.

COST OF GOODS SOLD Cost of goods sold increased to $2,888,000 for the three months ended March 31,1999 from $2,596,000 for the same period in 1999. As a percentage of net sales, cost of goods sold increased to 58.5% in 2000 from 57.8% in 1999. Gross profit margin decreased to 41.5% for the three months ended March 31, 2000 from 42.2% for the same period in 1999.

Although gross profit margin declined in the first quarter 2000 as compared to the same period of 1999, management expects gross profit margin for fiscal 2000 to be stronger than fiscal 1999, due to a continuing focus on improving manufacturing processes and efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $77,000 to $1,550,000 for the three months ended March 31, 2000 from $1,473,000 for the three months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 31.4% in 2000 from 32.8% in 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $125,000; increased travel expenses of $24,000; increased factory expenses of $18,000 and increased public company expenses of $11,000, including investor relations, warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements. This is partially offset by decreased marketing and commissions of $16,000; decreased rent of $8,000 and decreased general & office expenses of $71,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense decreased by $5,000 to $102,000 for the three months ended March 31, 2000 from $107,000 for the same period in 1999. This decrease is primarily attributable to assets in the mask division being fully depreciated.

INCOME FROM OPERATIONS Income from operations increased by $87,000 or 27.8%, to $400,000 for the three months ended March 31, 2000 as compared to income from operations of $313,000 for the three months ended March 31, 1999. The increase in income from operations is due to an increase in gross profit of $159,000, a decrease in depreciation and amortization of $5,000, partially offset by a modest increase in selling, general and administrative expenses of $77,000.

NET INTEREST Net interest expense decreased by $53,000, to net interest income of $12,000 for the three months ended March 31, 2000 from net interest expense of $41,000 for the three months ended March 31, 1999. The decrease in net interest expense is due to lower borrowings, decreased interest on capital leases and increased interest income. Interest income increased by $32,000, to $40,000 for the three months ended March 31, 2000 from $8,000 in the same period.

NET INCOME Net income for the three months ended March 31, 2000 was $412,000 compared to net income of $272,000 for the three months ended March 31, 1999, an improvement of $140,000 or 51.5%. The net income increase of $140,000 is comprised of an increase in income from operations of $87,000 and a decrease in interest expense of $53,000.

The Company does not have any pension, profit sharing or similar plans established for its employees, however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $46,000 has been accrued in 2000 as compared to $30,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash of $1,182,000 and working capital of $5,096,000. During the three months ended March 31, 2000, cash increased by $397,000 and accounts payable and accrued liabilities increased by $61,000. The increase in the Company's cash is primarily due to net income, the exercise of options and an increase in borrowings from its asset-based lender, partially offset by increases in accounts receivable and inventory. The Company currently has an asset-based lender's line of credit of up to $2,500,000 and a term note of $400,000 that expires in December 2001. At March 31, 2000, the unused line of credit from its asset-based lender was $1,036,000.

Net cash used in operations was $58,000 for the three months ended March 31, 2000 compared to net cash provided from operations of $185,000 for the same period of 1999. The Company's use of cash from operations of $58,000 for the three months ended March 31, 2000 is due primarily to increases in accounts receivable and inventory partially offset by net income, a decrease in restricted cash, an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $72,000 and increases in intangible assets of $6,000 for a total of $78,000 for the three months ended March 31, 1999.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 2000 at an estimated cost of $150,000. Based on strong continuing demand for shoecovers, the Company expects to spend approximately $300,000 to develop an extrusion coating machine and approximately $200,000 on automated shoecover equipment. The Company intends to lease equipment whenever possible.

During the three months ended March 31, 2000, the Company's cash provided by financing resulted primarily from net increases in the asset-based loan of $480,000, decreases in capital leases of $34,000, proceeds of $168,000 from the exercise of 180,167 options of the Company's common shares and a buy-back of 30,000 of the Company's common shares at a cost of $81,000. The Company announced in December 1999 that it was authorized to buy-back up to $500,000 of its own shares. As of March 31, 2000, the Company has bought back 62,500 common shares at a cost of $106,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its asset-based borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has dult caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Alpha Pro Tech, Ltd.


DATE: APRIL 24, 2000                  BY: SHELDON HOFFMAN
      --------------------                -----------------------
                                      SHELDON HOFFMAN
                                      CHIEF EXECUTIVE OFFICER
                                      CHIEF FINANCIAL OFFICER
                                      PRINCIPAL FINANCIAL OFFICER