Form 10-Q
period 2000-06-30
ALPHA PRO TECH LTD
filed 2000-08-04
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 2000 Commission File No. 0-19893
                                             ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2000
                    -------------

Common stock, $.01 par value.....               24,235,609

                              ALPHA PRO TECH, LTD.

                                Table of Contents


PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements                            Page No.

      a)    Consolidated Balance Sheet -
            June 30, 2000 (unaudited) and December 31, 1999             1

      b)    Consolidated Statement of Operations
            for the three and six months ended June 30, 2000
            and June 30, 1999 (unaudited)                               2

      c)    Consolidated Statement of Shareholders' Equity
            for the six months ended June 30, 2000 (unaudited)          3

      d)    Consolidated Statement of Cash Flows
            for the six months ended June 30, 2000
            and June 30, 1999 (unaudited)                               4

      e)    Notes to Consolidated Financial Statements (unaudited)      5-7

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8-12

Part II.   OTHER INFORMATION
ITEM 4  Submission of Matters to a Vote Security Holders                13


SIGNATURES                                                              14


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

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------

                                                                      JUNE 30,       DECEMBER 31,
                                                                       2000               1999
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash                                                            $  1,055,000      $    785,000
   Restricted cash                                                        7,000            18,000
   Accounts receivable, net of allowance for doubtful
   accounts of $40,000 at June 30, 2000
   and December 31, 1999                                              3,541,000         3,252,000
   Inventories                                                        3,274,000         2,957,000
   Prepaid expenses and other current assets                            311,000           146,000
                                                                   ------------      ------------
       Total current assets                                           8,188,000         7,158,000

Property and equipment, net                                           2,303,000         2,260,000
Intangible assets, net                                                  279,000           287,000
Notes receivable and other assets                                        99,000           343,000
                                                                   ------------      ------------
                                                                   $ 10,869,000      $ 10,048,000
                                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,550,000      $  1,284,000
   Accrued liabilities                                                  231,000           610,000
   Notes payable, current portion                                       992,000           754,000
   Capital leases, current portion                                      109,000           135,000
                                                                   ------------      ------------
       Total current liabilities                                      2,882,000         2,783,000

Notes payable, less current portion                                     132,000           167,000
Capital leases, less current portion                                      3,000            36,000
                                                                   ------------      ------------
       Total liabilities                                              3,017,000         2,986,000
                                                                   ------------      ------------


Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     24,240,616 and 24,079,949 shares issued and
     outstanding at June 30, 2000
     and December 31, 1999, respectively                                242,000           241,000
   Additional paid-in capital                                        24,353,000        24,318,000
   Accumulated deficit                                              (16,743,000)      (17,497,000)
                                                                   ------------      ------------
       Total shareholders' equity                                     7,852,000         7,062,000
                                                                   ------------      ------------
                                                                   $ 10,869,000      $ 10,048,000
                                                                   ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------

                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                               2000           1999          2000           1999

Sales                                       $ 5,131,000   $ 5,222,000   $10,071,000   $ 9,712,000
Cost of goods sold, excluding
   depreciation and amortization              3,059,000     3,164,000     5,947,000     5,759,000
                                            -----------   -----------   -----------   -----------
                                              2,072,000     2,058,000     4,124,000     3,953,000

Expenses:
   Selling, general and administrative        1,609,000     1,631,000     3,159,000     3,106,000
   Depreciation and amortization                101,000       108,000       203,000       216,000
                                            -----------   -----------   -----------   -----------
   Income from operations                       362,000       319,000       762,000       631,000
     Interest, net                               20,000        39,000         8,000        80,000
                                            -----------   -----------   -----------   -----------
Income before provision
   for income taxes                             342,000       280,000       754,000       551,000
Provision (benefit) for income taxes                 --            --            --            --
                                            -----------   -----------   -----------   -----------
Net income                                  $   342,000   $   280,000   $   754,000   $   551,000
                                            ===========   ===========   ===========   ===========
Basic income per share                      $      0.01   $      0.01   $      0.03   $      0.02
                                            -----------   -----------   -----------   -----------
Diluted income per share                    $      0.01   $      0.01   $      0.03   $      0.02
                                            -----------   -----------   -----------   -----------
Basic weighted average shares outstanding    24,043,874    24,112,449    24,064,988    24,112,449
                                            -----------   -----------   -----------   -----------
Diluted weighted average shares              25,846,027    24,405,106    25,988,520    24,392,187
    outstanding                             -----------   -----------   -----------   -----------


  The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------------------------------

                                                             ADDITIONAL     ACCUMULATED
                              SHARES       COMMON STOCK    PAID-IN CAPITAL    DEFICIT          TOTAL

Balance at
   December 31, 1999         24,079,949    $    241,000    $ 24,318,000    $(17,497,000)   $  7,062,000

Stock Issued upon
   Exercise of
   Options/Warrants             236,667           2,000         212,000                    $    214,000

Shares
   Repurchased/cancelled        (76,000)         (1,000)       (177,000)                       (178,000)

Net income                           --              --              --         754,000         754,000
                           ------------    ------------    ------------    ------------    ------------

Balance at
   June 30, 2000             24,240,616    $    242,000    $ 24,353,000    $(16,743,000)   $  7,852,000
                           ============    ============    ============    ============    ============






  The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,

                                                                 2000              1999
Cash flows from operating activities:
    Net income                                              $   754,000      $   551,000
    Adjustments to reconcile net income to net
      cash provided by  operating activities:
        Depreciation and amortization                           203,000          216,000

        Changes in assets and liabilities:
           Restricted cash                                       11,000           (1,000)
           Accounts receivable                                 (289,000)        (730,000)
           Inventories                                         (317,000)        (285,000)
           Prepaid expenses and other assets                     79,000         (109,000)
           Accounts payable and accrued liabilities            (113,000)         837,000
                                                            -----------      -----------
    Net cash provided by operating activities                   328,000          479,000
                                                            -----------      -----------

Cash flows from investing activities:
    Purchase of property and equipment                         (224,000)        (168,000)
    Cost of intangible assets                                   (14,000)         (10,000)
    Purchase of other assets                                                       6,000
                                                            -----------      -----------
    Net cash used in investing activities                      (238,000)        (172,000)
                                                            -----------      -----------

Cash flows from financing activities:
    Net proceeds on loans payable                             8,895,000        9,400,000
    Repayments on loans payable                              (8,692,000)      (9,227,000)
    Net proceeds from issuance of common stock                    1,000
    Net proceeds from exercise of options                       212,000
    Net payments for stock repurchase                          (177,000)
    Net payments on capital leases                              (59,000)         (54,000)
                                                            -----------      -----------
    Net cash provided by (used in) financing activities         180,000          119,000
                                                            -----------      -----------

Increase (decrease) in cash                                 $   270,000      $   426,000

Cash, beginning of period                                   $   785,000      $    43,000
Cash, end of period                                         $ 1,055,000      $   469,000
                                                            -----------      -----------

  The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


1.  THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel, food service and woundcare products. Most of the Company's disposable apparel, mask and shield products, and woundcare products are distributed to medical, dental, industrial, and clean room markets, predominantly in the United States.



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



3.  INVENTORIES

                                               JUNE 30,    DECEMBER 31,
                                                 2000          1999

       Raw materials                          $1,866,000   $1,656,000
       Work in process                           321,000      123,000
       Finished goods                          1,087,000    1,178,000
                                              ----------   ----------
                                              $3,274,000   $2,957,000
                                              ==========   ==========

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

4.  BASIC AND DILUTED NET INCOME PER SHARE

    Net income per share ("EPS") has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".

    The following table provides a reconciliation of both the net income and the number of shares used in the computations of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.


                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                                 2000            1999           2000            1999

Net income  (Numerator)                      $   342,000     $   280,000     $   754,000     $   551,000

Shares (Denominator):
   Basic weighted average shares outstanding  24,043,874      24,112,449      24,064,988      24,112,449
   Add: Dilutive effect of stock options
   and warrants                                1,802,153         292,657       1,923,532         279,738
                                             -----------     -----------     -----------     -----------
   Diluted weighted average shares
   outstanding                                25,846,027      24,405,106      25,988,520      24,392,187
                                             ===========     ===========     ===========     ===========

Net income  per share:
   Basic                                     $      0.01     $      0.01     $      0.03     $      0.02
   Diluted                                   $      0.01     $      0.01     $      0.03     $      0.02



5.  PROVISION FOR INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. At December 31, 1999 the Company had net operating loss (NOL) carryforwards of approximately $3,402,000. No provision (benefit) for income taxes has been recorded in the consolidated statements of operations as a result of the Company's net operating loss carryforwards. Taxable income for the period ended June 30, 2000 was offset by the utilization of such NOL's. The Company will continue to assess the valuation allowance on a quarterly basis.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

6.  ACTIVITY OF BUSINESS SEGMENTS

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


    The following table shows net sales for each segment for the three and six months ended June 30, 2000 and 1999:


                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                           JUNE 30,                        JUNE 30,
                                     2000            1999            2000           1999

Apparel                          $ 3,352,000     $ 3,497,000     $ 6,206,000     $ 6,200,000
Mask and shield                    1,329,000       1,267,000       2,779,000       2,395,000
Fleece                               450,000         458,000       1,086,000       1,117,000
                                 -----------     -----------     -----------     -----------
Consolidated total net sales     $ 5,131,000     $ 5,222,000     $10,071,000     $ 9,712,000
                                 ===========     ===========     ===========     ===========


    A reconciliation of total segment net income to total consolidated net income for the three and six months ended June 30, 2000 and 1999 is presented below:


                                            FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                                2000             1999            2000              1999

Apparel                                     $   621,000      $   687,000      $ 1,113,000      $ 1,195,000
Mask and Shield                                 345,000          128,000          822,000          280,000
Fleece                                             8700          105,000          240,000          265,000
                                            -----------      -----------      -----------      -----------
Total segment net income                      1,053,000          920,000        2,175,000        1,740,000
Unallocated corporate overhead expenses        (711,000)        (640,000)      (1,421,000)      (1,189,000)
                                            -----------      -----------      -----------      -----------
Consolidated net income                     $   342,000      $   280,000      $   754,000      $   551,000
                                            ===========      ===========      ===========      ===========

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the three months ended June 30, 2000 of $342,000 as compared to net income of $280,000 for the three months ended June 30, 1999, representing an improvement of $62,000 or 22.1%. The net income increase of $62,000 is attributable primarily to an increase in gross profit of $14,000, due to higher gross profit margin, a decrease in selling, general and administrative expenses of $22,000, a decrease in depreciation and amortization of $7,000, and a decrease in net interest expense of $19,000. The year to date net income increase of $203,000 is attributable primarily to an increase in gross profit of $171,000, a decrease in depreciation and amortization of $13,000, and a decrease in net interest expense of $72,000, partially offset by an increase in selling, general and administrative expenses of $53,000. Management expects record sales and net income in 2000.


SALES Consolidated net sales for the three months ended June 30, 2000 decreased to $5,131,000 from $5,222,000 for the three months ended June 30, 1999, representing a decrease of $91,000 or 1.7%.

Net sales for the Apparel Division for the three months ended June 30, 2000 were $3,352,000 as compared to $3,497,000 for the same period of 1999. The Apparel Division sales decrease of $145,000 or 4.1% was due to decreased sales to the Company's largest distributor. Sales to this distributor were weak in April 2000, however, the quarter finished with its strongest month ever. This distributor has reported record second quarter 2000 sales to its customers of the Company's products and has also reported sales increases of the Company's products for eight consecutive quarters. Management's expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales increased by $62,000 or 4.9% to $1,329,000 for the second quarter of 2000 from $1,267,000 in the second quarter of 1999. This increase is primarily the result of growth in dental mask sales, and to a lesser extent medical mask sales, partially offset by a decline in industrial mask sales. Medical mask sales for the month of June were the strongest in the past twelve months.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased slightly by $8,000 or 1.7% to $450,000 in the second quarter of 2000 compared to $458,000 in the same period in 1999. The slight decrease in sales of $8,000 is primarily the result of decreased medical fleece sales partially offset by increased pet bed sales. In 2000, the Company implemented a pet products telemarketing campaign and feels that sales should strengthen in 2000 as a result.

Consolidated sales were $10,071,000 and $9,712,000 for the six months ended June 30, 2000 and 1999 respectively, representing an increase of $359,000 or 3.7%. Consolidated sales for the six months ended June 30, 2000 were adversely affected by two factors. Firstly, in 2000, the Company's largest distributor implemented a corporate wide inventory reduction that has led to a reduction of inventory of the Company's products. This inventory reduction program appears to have leveled off, as inventory levels have stayed fairly constant for the past two months. Secondly, strong orders in the latter part of the second quarter have led to an increase in open orders as compared to Dec 31,1999. Without these two factors, consolidated sales for the six months ended June 30, 2000 would have been up by 13.0% as opposed to 3.7%.

Net sales for the Apparel Division for the six months ended June 30, 2000 were $6,206,000 as compared to $6,200,000 for the same period of 1999, a small increase of $6,000. Even though the Company's sales for the Apparel Division are flat to the prior year, the Company's largest distributor has had sales increases to their end-users for eight consecutive quarters as well as a record June and a record year to date. Allowing for the two factors as stated above, net sales for the Apparel Division for the six months ended June 30, 2000 would have been up significantly as opposed to the small increase of $6,000.

 Mask and eye shield sales increased by $384,000 or 16.0% to $2,779,000 for the six months ended June 30, 2000 from $2,395,000 in the same period of 1999. The increase is primarily the result of an improvement in industrial mask sales and dental mask sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products decreased by $31,000 or 2.9% to $1,086,000 for the six months ended June 30, 2000 compared to $1,117,000 in the same period in 1999. The decrease in sales is the result of decreases in medical bed pad sales, partially offset by increases in pet bed sales.




Management believes that the Company is well positioned to continue to grow revenue in its current markets of Industrial Cleanroom, Medical, Dental and Pet Supply, as well as the new Food Service market.

The Company's largest distributor, which supplies the industrial cleanroom market, accounts for a significant percent of Company's revenues, has had sales increases of the Company's products to their end-users for eight consecutive quarters as well as a record June and record year to date. The expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

The Medical market is down by $257,000 or 14.0% year to date but, with the recent addition of independent sales representatives and the anticipated release of a new product portfolio in third quarter, which should result in increased sales over the next 12 months. Medical mask sales for the month of June were the strongest month in the past year.

The Dental market is up by approximately $135,000 or 20% year to date. The Company is in the process of initiating a telemarketing campaign to dentists and is working with dental distributors to increase the Company's share of the dental market.

The Pet supply market in which the Company markets a line of pet beds is up $128,000 or 33.3% year to date. Since late last year, the Company has dedicated a sales representative to this market and sales should continue to be strong.

In the Food Service market, the Company has signed a Vendor Supply Agreement with McDonald's Corporation to market its line of proprietary Food Service Safety Products to the McDonald's system, which includes more than 25,000 restaurants in 119 countries worldwide. Recently, McDonald's has rewarded both the Company's marketing efforts and in-store performance by issuing an internal mail correspondence, highlighting the Alpha Pro Tech Safety Program to over 3,000 owner groups and corporate centers, representing over 15,000 stores. Additionally, Alpha has initiated a widespread telemarketing and sampling campaign. In addition, the Company has undertaken a strategy to participate in local and regional meetings throughout the US along with McDonald's Security, Human Resources, and Field Service directors. The Company expects Food Service sales to gain momentum and grow significantly over the next twelve months.




COST OF GOODS SOLD Cost of goods sold decreased to $3,059,000 for the three months ended June 30,2000 from $3,164,000 for the same period in 1999. As a percentage of net sales for the second quarter, cost of goods sold decreased to 59.6% in 2000 from 60.6% in 1999. Gross profit margin increased to 40.4% for the three months ended June 30, 2000 from 39.4% for the same period in 1999.

For the six months ended June 30, 2000 as compared to 1999, cost of goods sold increased to $5,947,000 from $5,759,000. As a percentage of net sales for the six months, cost of goods decreased to 59.1% from 59.3%. Gross profit margin increased to 40.9% from 40.7% for the six months ended June 30, 2000 and 1999, respectively.

Management expects gross profit margin for fiscal 2000 to continue to be stronger than fiscal 1999, due to a continuing focus on improving manufacturing processes and efficiency.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $22,000 to $1,609,000 for the three months ended June 30, 2000 from $1,631,000 for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased slightly to 31.4% for second quarter 2000 from 31.2% for same quarter in 1999. The decrease in selling, general and administrative expenses primarily consists of decreased rent of $16,000 and decreased office, factory, insurance and general expenses of $199,000. This is partially offset by increased payroll related costs of $120,000; increased marketing and commissions of $24,000; increased travel expenses of $19,000; and increased public company expenses of $34,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements.

Selling, general and administrative expenses increased by a $53,000 or 1.7%, to $3,159,000 for the six months ended June 30, 2000 from $3,106,000 for the six months ended June 30, 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $245,000; increased public company expenses of $45,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; and increased marketing, commissions and travel expenses of $49,000. This is partially offset by decreased office, factory, insurance and general expenses of $262,000 and decreased rent of $24,000. As a percentage of net sales, selling, general and administrative expenses decreased to 31.4% in the six months ended June 30, 2000 from 32.0% in the same period of 1999.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense decreased by $7,000 to $101,000 for the three months ended June 30, 2000 from $108,000 for the same period in 1999 and decreased by $13,000 to $203,000 from $216,000 for the six months ended June 30, 2000 compared to 1999. The decrease is primarily attributable to assets in the mask division being fully depreciated and decreased depreciation on a shield die-cut machine partially offset by increased depreciation on automated shoecover machines.

INCOME FROM OPERATIONS Income from operations increased by $43,000 or 13.5%, to $362,000 for the three months ended June 30, 2000 as compared to income from operations of $319,000 for the three months ended June 30, 2000. The increase in income from operations is due to an increase in gross profit of $14,000, a decrease in selling, general and administrative expenses of $22,000.and a decrease in depreciation and amortization of $7,000,

Income from operations increased by $131,000 or 20.8% to $762,000 for the six months ended June 30, 2000 as compared to income from operations of $631,000 for the six months ended June 30, 1999. The increase in income from operations is due to an increase in gross profit of $171,000, an increase in selling, general and administrative expenses of $53,000, partially offset by a decrease in depreciation and amortization expense of $13,000.



NET INTEREST Net interest expense decreased by $19,000 or 48.7% to $20,000 for the three months ended June 30, 2000 from $39,000 for the three months ended June 30, 1999. Net interest expense decreased by $72,000 or 90.0% to $8,000 for the six months ended June 30, 2000 from $80,000 for the six months ended June 30, 1999. The decrease in net interest expense is due to lower borrowings, lower interest rate, decreased interest on capital leases and increased interest income. Interest income increased by $25,000, to $42,000 for the six months ended June 30, 2000 from $17,000 in the same period of 1999.


NET INCOME Net income for the three months ended June 30, 2000 was $342,000 compared to net income of $280,000 for the three months ended June 30, 1999, an improvement of $62,000 or 22.1%. The net income increase of $62,000 is comprised of an increase in income from operations of $43,000 and a decrease in interest expense of $19,000.

Net income for the six months ended June 30, 2000 was $754,000 compared to net income of $551,000 for the six months ended June 30, 1999, an improvement of $203,000 or 36.8%. The net income increase of $203,000 is comprised of an increase in income from operations of $131,000 and a decrease in interest expense of $72,000



The Company in 1999 initiated a 401 (k) Retirement Savings Plan. Employees who have attained age 21 and completed at least one year of service with the Company are eligible to make contributions to the 401 (k) Plan of up to 12% of the employees compensation. The employee's fully vested benefit under the plan may be distributed to the employee upon retirement, death, disability or termination of employment or upon reaching age 59 1/2. Under the 401 (k) Plan the Company is contributing 1/2 of 1% for employees contributing 1% of their compensation and 1% for employees contributing 2% or more of their compensation. For the six months ended June 30, 2000 the Company has accrued $7,300 compared to $7,700 for the six months ended June 1999.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $85,000 has been accrued in 2000 as compared to $60,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2000, the Company had cash of $1,055,000 and working capital of $5,306,000. During the six months ended June 30, 2000, cash increased by $270,000 and accounts payable and accrued liabilities decreased by $113,000. The increase in the Company's cash is primarily due to net income, the exercise of options and an increase in borrowings from its commercial lender, partially offset by increases in accounts receivable and inventory. The Company currently has a commercial loan line of credit of up to $3,500,000 and a term note of $212,000 that expires in April 2003. At June 30, 2000, the unused line of credit from its commercial lender was $1,251,000.


Net cash provided from operations was $328,000 for the six months ended June 30, 2000 compared to net cash provided from operations of $479,000 for the same period of 1999. The Company's cash provided from operations of $328,000 for the six months ended June 30, 2000 is due primarily to the increase in net income and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable, inventory, and a decrease accounts payable and accrued liabilities.


The Company's investing activities have consisted primarily of expenditures for fixed assets of $224,000 and increases in intangible assets of $14,000 for a total of $238,000 for the six months ended June 30, 2000.


The Company anticipates that its mask manufacturing capabilities are to be further improved in 2000 at an estimated cost of $200,000. Based on strong continuing demand for shoecovers and laminated material, the Company is in the process of spending approximately $300,000 to build an extrusion coating machine. Within the next twelve months, the Company also expects to spend approximately $200,000 on additional automated shoecover equipment. The Company leases equipment whenever possible.


During the six months ended June 30, 2000, the Company's cash provided by financing resulted primarily from net increases in the commercial loan of $203,000 and proceeds of $212,000 from the exercise of options to purchase 236,667 shares of the Company's common shares, partially offset by a buy-back of 76,000 of the Company's common shares at a cost of $177,000 and a decrease in capital leases of $59,000. The Company announced in December 2000 that it was authorized to buy-back up to $500,000 of its own shares. As of June 30, 2000, the Company has bought back 108,500 common shares at a cost of $201,000.


The Company believes that cash generated from operations, its current cash balance, and the funds available under its commercial loan borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

ALPHA PRO TECH, LTD.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 4.   Submission of Matters to a Vote Security Holders

      (a)   Registrant held its Annual Meeting of Shareholders June 9, 2000.

      (b) The following persons were elected Directors pursuant to the votes indicated:


      NAME                    FOR                           AGAINST

      Sheldon Hoffman         20,555,083                    41,956

      Al Millar               20,555,083                    41,956

      Robert Isaly            20,555,083                    41,956

      John Ritota             20,555,083                    41,956

      Donald E. Bennett, Jr.  20,555,083                    41,956




      (c) The only other matter to be voted upon was the ratification of the appointment of Pricewaterhouse Coopers LLP as the Registrant's independent accountants as follows:

       FOR                    AGAINST                       ABSTAIN

      20,569,653              13,200                        14,186

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Alpha Pro Tech, Ltd.


DATE:     JULY 31, 2000             BY: /s/ Sheldon Hoffman
      ------------------                ----------------------------
                                        SHELDON HOFFMAN
                                        CHIEF EXECUTIVE OFFICER
                                        CHIEF FINANCIAL OFFICER