Form 10-Q
period 2000-09-30
ALPHA PRO TECH LTD
filed 2000-11-01
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 2000 COMMISSION FILE NO. 0-19893

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 24, 2000

Common stock, $.01 par value..... 24,101,116

                              ALPHA PRO TECH, LTD.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements                               Page No.

         a)       Consolidated Balance Sheet -
                  September 30, 2000 (unaudited) and December 31, 1999      1

         b)       Consolidated Statement of Operations
                  for the three and nine months ended September 30, 2000
                  and September 30, 1999 (unaudited)                        2

         c)       Consolidated Statement of Shareholders' Equity
                  for the nine months ended September 30, 2000 (unaudited)  3

         d)       Consolidated Statement of Cash Flows
                  for the nine months ended September 30, 2000
                  and September 30, 1999 (unaudited)                        4

         e)       Notes to Consolidated Financial Statements (unaudited)    5-7

ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-12

SIGNATURES                                                                  13

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

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash                                                             $  1,043,000    $    785,000
    Restricted cash                                                         7,000          18,000
    Accounts receivable, net of allowance for doubtful
    accounts of $40,000 at September 30, 2000
    and December 31, 1999                                               3,847,000       3,252,000
    Inventories                                                         2,887,000       2,957,000
    Prepaid expenses and other current assets                             206,000         146,000
                                                                     ------------    ------------
        Total current assets                                            7,990,000       7,158,000

Property and equipment, net                                             2,551,000       2,260,000
Intangible assets, net                                                    275,000         287,000
Notes receivable and other assets                                          92,000         343,000
                                                                     ------------    ------------
                                                                     $ 10,908,000    $ 10,048,000
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  1,195,000    $  1,284,000
    Accrued liabilities                                                   336,000         610,000
    Notes payable, current portion                                        942,000         754,000
    Capital leases, current portion                                        79,000         135,000
                                                                     ------------    ------------
        Total current liabilities                                       2,552,000       2,783,000

Notes payable, less current portion                                       118,000         167,000
Capital leases, less current portion                                        1,000          36,000
                                                                     ------------    ------------
        Total liabilities                                               2,671,000       2,986,000
                                                                     ------------    ------------

Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      24,215,616 and 24,079,949 shares issued and
      outstanding at September 30, 2000
      and December 31, 1999, respectively                                 242,000         241,000
    Additional paid-in capital                                         24,319,000      24,318,000
    Accumulated deficit                                               (16,324,000)    (17,497,000)
                                                                     ------------    ------------
        Total shareholders' equity                                      8,237,000       7,062,000
                                                                     ------------    ------------
                                                                     $ 10,908,000    $ 10,048,000
                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                 2000          1999          2000          1999
Sales                                         $ 5,444,000   $ 5,176,000   $15,515,000   $14,888,000

Cost of goods sold, excluding depreciation
    and amortization                            3,104,000     3,247,000     9,052,000     9,006,000
                                              -----------   -----------   -----------   -----------

                                                2,340,000     1,929,000     6,463,000     5,882,000

Expenses:
    Selling, general and administrative         1,815,000     1,537,000     4,974,000     4,643,000
    Depreciation and amortization                 103,000       110,000       305,000       326,000
                                              -----------   -----------   -----------   -----------

    Income from operations                        422,000       282,000     1,184,000       913,000

      Interest expense, net                         3,000        41,000        11,000       121,000
                                              -----------   -----------   -----------   -----------

Income before provision
    for income taxes                              419,000       241,000     1,173,000       792,000


Provision (benefit) for income taxes                 --            --            --            --
                                              -----------   -----------   -----------   -----------

Net income                                    $   419,000   $   241,000   $ 1,173,000   $   792,000
                                              ===========   ===========   ===========   ===========


Basic income per share                        $      0.02   $      0.01   $      0.05   $      0.03
                                              -----------   -----------   -----------   -----------

Diluted income per share                      $      0.02   $      0.01   $      0.05   $      0.03
                                              -----------   -----------   -----------   -----------


Basic weighted average shares outstanding      24,037,317    24,112,449    24,055,765    24,112,449
                                              -----------   -----------   -----------   -----------


Diluted weighted average shares outstanding    25,345,334    24,640,003    25,774,125    24,474,792
                                              -----------   -----------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                                                            ADDITIONAL      ACCUMULATED
                               SHARES      COMMON STOCK   PAID-IN CAPITAL     DEFICIT          TOTAL
Balance at
   December 31, 1999         24,079,949    $    241,000    $ 24,318,000    $(17,497,000)   $  7,062,000

Shares Issued upon
   Exercise of
   Options/Warrants             236,667           2,000         213,000                    $    215,000

Shares
   Repurchased/cancelled       (101,000)         (1,000)       (212,000)                       (213,000)

Net income                         --              --              --         1,173,000       1,173,000
                           ------------    ------------    ------------    ------------    ------------

Balance at
   September 30, 2000        24,215,616    $    242,000    $ 24,319,000    $(16,324,000)   $  8,237,000
                           ============    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                              For the Nine
                                                        Months Ended September 30,
                                                          2000            1999
Cash flows from operating activities:
    Net income                                        $  1,173,000    $    792,000
    Adjustments to reconcile net income to net
      cash provided by  operating activities:
        Depreciation and amortization                      305,000         326,000

        Changes in assets and liabilities:
           Restricted cash                                  11,000          (1,000)
           Accounts receivable                            (595,000)       (788,000)
           Inventories                                      70,000        (174,000)
           Prepaid expenses and other assets               191,000         (77,000)
           Accounts payable and accrued liabilities       (363,000)        762,000
                                                      ------------    ------------
    Net cash provided by operating activities              792,000         840,000
                                                      ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                    (563,000)       (385,000)
    Cost of intangible assets                              (20,000)        (20,000)
    Purchase of other assets                                               (35,000)
                                                      ------------    ------------
    Net cash used in investing activities                 (583,000)       (440,000)
                                                      ------------    ------------

Cash flows from financing activities:
    Proceeds from notes payable                          9,927,000      14,715,000
    Repayments on notes payable                         (9,788,000)    (14,489,000)
    Proceeds from issuance of common stock                   1,000
    Proceeds from exercise of options                      213,000
    Payments for stock repurchases                        (212,000)
    Payments on capital leases                             (92,000)        (56,000)
                                                      ------------    ------------
    Net cash provided by  financing activities              49,000         170,000
                                                      ------------    ------------

Increase in cash                                      $    258,000    $    570,000

Cash, beginning of period                             $    785,000    $     43,000
Cash, end of period                                   $  1,043,000    $    613,000
                                                      ------------    ------------

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

3.   Inventories

                                           September 30,      December 31,
                                               2000               1999

         Raw materials                      $1,630,000         $1,656,000
         Work in process                       202,000            123,000
         Finished goods                      1,055,000          1,178,000
                                            ----------         ----------

                                            $2,887,000         $2,957,000
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

                                                  FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     2000          1999          2000          1999
Net income  (Numerator)                           $   419,000   $   241,000   $ 1,173,000   $   792,000

Shares (Denominator):
    Basic weighted average shares outstanding      24,037,317    24,112,449    24,055,765    24,112,449
    Add: Dilutive effect of stock options and
    warrants                                        1,308,017       527,554     1,718,360       362,343
                                                  -----------   -----------   -----------   -----------

    Diluted weighted average shares outstanding    25,345,334    24,640,003    25,774,125    24,474,792
                                                  ===========   ===========   ===========   ===========

Net income  per share:
    Basic                                         $      0.02   $      0.01   $      0.05   $      0.03
    Diluted                                       $      0.02   $      0.01   $      0.05   $      0.03

5.   Provision for Income Tax

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. At December 31, 1999 the Company had net operating loss (NOL) carryforwards of approximately $1,230,000 US which management anticipates will be utilized this year. No provision (benefit) for income taxes has been recorded in the consolidated statements of operations as a result of the Company's net operating loss carryforwards. Taxable income for the period ended September 30, 2000 was offset by the utilization of such NOL's. The Company will continue to assess the valuation allowance on a quarterly basis.

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

     The following table shows net sales for each segment for the three and nine months ended September 30, 2000 and 1999:

                                        FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            2000          1999          2000          1999
         Apparel                        $ 3,584,000   $ 3,337,000   $ 9,798,000   $ 9,537,000
         Mask and shield                  1,334,000     1,320,000     4,105,000     3,715,000
         Fleece                             526,000       519,000     1,612,000     1,636,000
                                        -----------   -----------   -----------   -----------

         Consolidated total net sales   $ 5,444,000   $ 5,176,000   $15,515,000   $14,888,000
                                        ===========   ===========   ===========   ===========

     A reconciliation of total segment net income to total consolidated net income for the three and nine months ended September 30, 2000 and 1999 is presented below:

                                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                       2000          1999           2000            1999
         Apparel                                   $   817,000    $   645,000    $ 1,930,000    $ 1,840,000
         Mask and Shield                               226,000         98,000      1,048,000        378,000
         Fleece                                        123,000         86,000        363,000        351,000
                                                   -----------    -----------    -----------    -----------

         Total segment net income                    1,166,000        829,000      3,341,000      2,569,000
         Unallocated corporate overhead expenses      (747,000)      (588,000)    (2,168,000)    (1,777,000)
                                                   -----------    -----------    -----------    -----------

         Consolidated net income                   $   419,000    $   241,000    $ 1,173,000    $   792,000
                                                   ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPT 30, 2000, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPT 30, 1999

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported record net income for the three months ended Sept 30, 2000 of $419,000 as compared to net income of $241,000 for the three months ended Sept 30, 1999, representing an improvement of $178,000 or 73.9%. The net income increase of $178,000 is attributable primarily to an increase in gross profit of $411,000, due to higher sales and gross profit margin, a decrease in depreciation and amortization of $7,000, a decrease in net interest expense of $38,000, partially offset by an increase in selling, general and administrative expenses of $278,000. The year to date net income increase of $381,000 is attributable primarily to an increase in gross profit of $581,000, a decrease in depreciation and amortization of $21,000, a decrease in net interest expense of $110,000, partially offset by an increase in selling, general and administrative expenses of $331,000. Management expects record sales and net income in 2000.

SALES Consolidated sales for the three months ended Sept 30, 2000 increased to a record $5,444,000 from $5,176,000 for the three months ended Sept 30, 1999, representing an increase of $268,000 or 5.2%.

Sales for the Apparel Division for the three months ended Sept 30, 2000 were $3,584,000 as compared to $3,337,000 for the same period of 1999. The Apparel Division sales increase of $247,000 or 7.4% was due to increased sales to the Company's largest distributor. This distributor has reported record third quarter 2000 sales for the ninth consecutive quarter to its customers of the Company's products. Management's expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales increased by $14,000 or 1.1% to $1,334,000 for the third quarter of 2000 from $1,320,000 in the third quarter of 1999. This increase is primarily the result of growth in dental mask and medical mask sales, partially offset by a decline in industrial mask sales. Medical mask sales increased 29.6% in the third quarter 2000 over the same period in 1999.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased to $526,000 for the three months ended September 30, 2000 from $519,000 for the three months ended September 30, 1999. The slight increase in sales of $7,000 is primarily the result of a 21.7% increase in pet bed sales partially offset by a 15.4% decrease in medical fleece product sales. In 2000, the Company implemented a pet products telemarketing campaign and feels that sales should continue to strengthen for the remainder of 2000 as well as into 2001

Consolidated sales were $15,514,000 and $14,888,000 for the nine months ended Sept 30, 2000 and 1999 respectively, representing an increase of $626,000 or 4.2%.

Sales for the Apparel Division for the nine months ended Sept 30, 2000 were $9,798,000 as compared to $9,537,000 for the same period of 1999, an increase of $261,000 or 2.7%. Even though the Company's sales for the Apparel Division are fairly flat to the prior year, the Company's largest distributor has had sales increases of the Company's products to their end-users for nine consecutive quarters as well as a record year to date.

 Mask and eye shield sales increased by $390,000 or 10.5% to $4,105,000 for the nine months ended Sept 30, 2000 from $3,715,000 in the same period of 1999. The increase is primarily the result of an improvement of 22.3% in dental mask sales and to a lesser extent to an increase of 4.7% in industrial mask sales and a 5.5% increase in medical mask sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products decreased by $24,000 or 1.5% to $1,612,000 for the nine months ended Sept 30, 2000 compared to $1,636,000 in the same period in 1999. The decrease in sales is the result of a 17.6% decrease in medical bed pad sales, partially offset by a 29.0% increase in pet bed sales.

Management believes that the Company is well positioned to continue to grow revenue in its current markets of Industrial Cleanroom, Medical, Dental and Pet Supply, as well as the Food Service market.

The Company's largest distributor, which supplies the industrial cleanroom market and accounts for a significant percent of Company's revenues, has had sales increases of the Company's products to their end-users for nine consecutive quarters. The expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

The Medical market, which includes a line of face masks and fleece bed pads, is down by $326,000 or 12.6% year to date. Fleece bed pads sales are down and medical face masks sales are up year to date. With the recent addition of independent sales representatives and the release of the new medical mask product portfolio in third quarter, medical sales should improve over the next 12 months. As stated previously, medical mask sales increased 29.6% in the third quarter 2000 over the same period in 1999.

Dental market sales are up by approximately $225,000 or 22.3% for the nine months ended September 30, 2000 as compared to the same period in 1999. The Company has initiated a telemarketing campaign to dentists and is working with dental distributors to increase the Company's share of the Dental market.

Sales in the Pet supply market, in which the Company markets a line of pet beds, are up $180,000 or 29.0% for the nine months ended September 30, 2000 as compared to the same period in 1999. Since late last year, the Company has dedicated a sales representative to this market and sales should continue to be strong.

In the Food Service market, sales for the third quarter 2000 were $45,000 compared to nil in the same period of 1999. The Company expects Food Service sales to gain momentum and grow significantly in 2001. The Company has signed a Vendor Supply Agreement with a leader in the food service industry who has more than 25,000 restaurants in 119 countries worldwide, to market its line of proprietary Food Service Safety Products. Alpha has initiated a widespread telemarketing and sampling campaign. The Company has participated and will continue to participate in local and regional meetings throughout the US along with Security, Human Resources, and Field Service directors from this industry leader. The Company is also working with insurance companies which specialize in insuring the Food Service industry.

Cost of Goods Sold Cost of goods sold decreased to $3,104,000 for the three months ended Sept 30, 2000 from $3,247,000 for the same period in 1999. As a percentage of net sales for the third quarter, cost of goods sold decreased to 57.0% in 2000 from 62.7% in 1999. Gross profit margin increased to 43.0% for the three months ended Sept 30, 2000 from 37.3% for the same period in 1999. Management expects gross profit margin for fiscal 2000 to continue to be stronger than fiscal 1999, due to a continuing focus on improving manufacturing processes and efficiency.

For the nine months ended Sept 30, 2000 as compared to 1999, cost of goods sold increased to $9,052,000 from $9,006,000. As a percentage of net sales for the nine months, cost of goods decreased to 58.3% from 60.5%. Gross profit margin increased to 41.7% from 39.5% for the nine months ended Sept 30, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $278,000 to $1,815,000 for the three months ended Sept 30, 2000 from $1,537,000 for the three months ended Sept 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% for third quarter 2000 from 29.7% for same quarter in 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $172,000; increased marketing and commissions of $52,000; increased travel expenses of $51,000; and increased public company expenses of $17,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements, partially offset by decreased professional fee expenses of $29,000.

Selling, general and administrative expenses increased by $331,000 or 7.1%, to $4,974,000 for the nine months ended Sept 30, 2000 from $4,643,000 for the nine months ended Sept 30, 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $416,000; increased public company expenses of $62,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; and increased marketing, commissions and travel expenses of $153,000. This is partially offset by decreased office, factory, insurance and general expenses of $237,000 and decreased rent of $31,000. As a percentage of net sales, selling, general and administrative expenses increased to 32.1% in the nine months ended Sept 30, 2000 from 31.2% in the same period of 1999.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense decreased by $7,000 to $103,000 for the three months ended Sept 30, 2000 from $110,000 for the same period in 1999 and decreased by $21,000 to $305,000 from $326,000 for the nine months ended Sept 30, 2000 compared to the same period in 1999. The decrease is primarily attributable to assets in the mask division being fully depreciated and decreased depreciation on a shield die-cut machine partially offset by increased depreciation on automated shoecover machines.

INCOME FROM OPERATIONS Income from operations increased by $140,000 or 49.6%, to $422,000 for the three months ended Sept 30, 2000 as compared to income from operations of $282,000 for the three months ended Sept 30, 2000. The increase in income from operations is due to an increase in gross profit of $411,000, a decrease in depreciation and amortization of $7,000, partially offset by an increase in selling, general and administrative expenses of $278,000.

Income from operations increased by $271,000 or 29.7% to $1,184,000 for the nine months ended Sept 30, 2000 as compared to income from operations of $913,000 for the nine months ended Sept 30, 1999. The increase in income from operations is due to an increase in gross profit of $581,000, a decrease in depreciation and amortization expense of $21,000, partially offset by an increase in selling, general and administrative expenses of $331,000.

NET INTEREST Net interest expense decreased by $38,000 or 92.7% to $3,000 for the three months ended Sept 30, 2000 from $41,000 for the three months ended Sept 30, 1999. Net interest expense decreased by $110,000 or 90.9% to $11,000 for the nine months ended Sept 30, 2000 from $121,000 for the nine months ended Sept 30, 1999. The decrease in net interest expense is due to lower borrowings, lower interest rate, decreased interest on capital leases and increased interest income. Interest income increased by $20,000, to $47,000 for the nine months ended Sept 30, 2000 from $27,000 in the same period of 1999.

NET INCOME Net income for the three months ended Sept 30, 2000 was a record $419,000 compared to net income of $241,000 for the three months ended Sept 30, 1999, an improvement of $178,000 or 73.9%. The net income increase of $178,000 is comprised of an increase in income from operations of $140,000, and a decrease in interest expense of $38,000.

Net income for the nine months ended Sept 30, 2000 was $1,173,000 compared to net income of $792,000 for the nine months ended Sept 30, 1999, an improvement of $381,000 or 48.1%. The net income increase of $381,000 is comprised of an increase in income from operations of $271,000 and a decrease in interest expense of $110,000.

The Company in 1999 initiated a 401 (k) Retirement Savings Plan. Employees who have attained age 21 and completed at least one year of service with the Company are eligible to make contributions to the 401 (k) Plan of up to 12% of the employees compensation. The employee's fully vested benefit under the plan may be distributed to the employee upon retirement, death, disability or termination of employment or upon reaching age 59 1/2. Under the 401 (k) Plan the Company is contributing 1/2 of 1% for employees contributing 1% of their compensation and 1% for employees contributing 2% or more of their compensation. For the nine months ended Sept 30, 2000 the Company has accrued $10,800 compared to $11,700 for the nine months ended June 1999.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $130,000 has been accrued in 2000 as compared to $88,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of Sept 30, 2000, the Company had cash of $1,043,000 and record working capital of $5,438,000. During the nine months ended Sept 30, 2000, cash increased by $258,000 and accounts payable and accrued liabilities decreased by $363,000. The Company currently has a commercial loan line of credit of up to $3,500,000 and a term note of $198,000 that expires in April 2003. At Sept 30, 2000, the unused line of credit from its commercial lender was $1,513,000.

Net cash provided from operations was $792,000 for the nine months ended Sept 30, 2000 compared to $840,000 for the same period of 1999. The Company's cash provided from operations of $792,000 for the nine months ended Sept 30, 2000 is due primarily to the increase in net income, a decrease in inventory and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities. The net decrease in accounts payable and accrued liabilities for the nine months ended September 30, 2000 was $363,000 compared to a net increase of $762,000 for the nine months ended September 30, 1999, representing a net difference of $1,125,000.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $563,000 and increases in intangible assets of $20,000 for a total of $583,000 for the nine months ended Sept 30, 2000.

Based on strong continuing demand for shoecovers and laminated material, the Company has spent approximately $300,000 to build an extrusion coating machine. The Company anticipates that its mask manufacturing capabilities are to be further improved within the next twelve months at an estimated cost of $300,000. During the same period, the Company also expects to spend approximately $200,000 on additional automated shoecover equipment. The Company leases equipment whenever possible.

During the nine months ended Sept 30, 2000, the Company's cash provided by financing resulted primarily from net increases in the commercial loan of $139,000 and proceeds of $213,000 from the exercise of options to purchase 236,667 shares of the Company's common shares, partially offset by a buy-back of 101,000 of the Company's common shares at a cost of $212,000 and a decrease in capital leases of $92,000. The Company announced in December 1999 that it was authorized to buy-back up to $500,000 of its own shares. As of October 18, 2000, the Company has bought back 248,000 common shares at a cost of $354,000.

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


                                     Alpha Pro Tech, Ltd.


DATE: NOVEMBER 1, 2000               BY: /s/ Sheldon Hoffman
                                         -----------------------
                                     SHELDON HOFFMAN
                                     CHIEF EXECUTIVE OFFICER
                                     CHIEF FINANCIAL OFFICER