Form 10-K
period 2000-12-31
ALPHA PRO TECH LTD
filed 2001-03-19
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number - 019893
                         -------------------------------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)


         DELAWARE                                        63-1009183
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

Suite 112, 60 Centurian Drive
Markham, Ontario                                           L3R 9R2
-------------------------------                            -------
Address of principal offices                               Zip Code

Registrant's telephone number including area code: 905-479-0654
                                                   ------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

The number of registrant's Common Shares outstanding as of February 16, 2001 was 23,933,007

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2001 was $39,010,801 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 2000Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2001 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                                     PART I



CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts which address the Company's expectations of sources of capital or which express the Company's expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date of this report. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.


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

The Company's current strategy is to not only grow its cleanroom business through its exclusive agreement with VWR Scientific Products, but to focus on its other core businesses which include medical, dental and pet markets and to grow its industrial safety and food service businesses . As part of its current strategy emphasis is being placed on developing innovative products and processes and sourcing raw materials and finished goods globally which are expected to increase capacity and gross margins.

The Company will continue to pursue the food service industry with its proprietary shoecover, which helps prevent employees from slipping and falling on slippery surfaces, found in restaurants, supermarkets and food processing facilities.

The Company's products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 9 major distributors, approximately 800 additional distributors, approximately 24 independent sales representatives and a Company sales and marketing force of 14 people.


PRODUCTS

The Company's principal product groups and products include the following:

            Disposable Protective Apparel

            * Shoecovers
            * Headcovers
            * Gowns
            * Coveralls
            * Lab Coats

            Food Industry

            * Automated Shoecovers
            * Sleeve Protectors
            * Aprons
            * Face Shields

            Infection Control

            * Face Masks
            * Face Shields

            Extended Care

            * Unreal Lambskin
            * Medi-Pads
            * Hospital Pads
            * Wheelchair accessories
            * Bedrail Pads
            * Knee and Elbow protectors

            Consumer Products

            * Pet Bedding
            * Pet Toys

DISPOSABLE PROTECTIVE APPAREL

The Apparel division was established April 1, 1994, in connection with the acquisition of the assets of Disposable Medical Products Inc. ("DMPI"). The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico and China.

FOOD INDUSTRY

The Company has developed a line of safety products specifically for the food industry, including a shoecover produced on our patented automated shoecover machine in combination with our patented laminated material. These products enabled the Company to secure a Vendor Supply Agreement with a lender in the food service industry.

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

EXTENDED CARE

The Extended Care Division began with the Company's Unreal Lambskin(R) pressure sore and bed patient monitoring system product lines. The Unreal Lambskin (R) is used to prevent decubitus ulcers or bedsores on long term care patients. The bed patient monitoring system offers nurses an alarm system that can tell when patients try to get out of bed. This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act (OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

CONSUMER PRODUCTS

The Consumer Product Division uses the Company's existing medical products and technologies for general consumer purposes. The Unreal Lambskin (R) is being packaged for the retail pet bed market and pet toys.

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

DISTRIBUTION

The Company relies primarily on a network of independent distributors for the sale of its products including the following:

*     VWR Scientific Products
*     Allegiance Healthcare
*     McKesson HBOC
*     Medline Industries
*     Blain Supply
*     Owens and Minor
*     Durr/Bergin Brunswig Medical
*     Merck
*     Henry Schein


All of the above distributors to the best of the Company's knowledge sell competing products.

In 1996, the Company entered into an exclusive five year agreement to supply VWR Scientific Products with eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. The distribution agreement calls for VWR to purchase a minimum of $5 million in each of the years of the contract to retain exclusive distribution rights. This minimum figure has been attained for 1996 through 1999. In early 2000, the Company extended its exclusive agreement through 2002 with a minimum annual requirement of $10 million for VWR to retain exclusive distribution rights. On January 1 ,2001 this agreement was extended to December 31, 2003 and the minimum was increased to $12,500,000.

Sales to VWR Scientific Products represented 62.5% of total sales for 2000, 57.8% for 1999 and 51.1% for 1998. The loss of this customer would have a material adverse effect on the Company's business.

The Company does not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days, however, with an exceptional high influx of orders in the last quarter of 2000 and the first two months of 2001, shipments are now running at approximately 45 days. The Company is presently expanding its capacity through strategic relationships with global suppliers and the increasing of capacity in its US and Mexican plants. The Company anticipates to be back to under 30 day delivery by the second quarter of 2001.

MANUFACTURING

The Company's mask production facility is located in a 27,000 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah.

A 25,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used to manufacture the Company's Unreal Lambskin products.

The Company produces its disposable protective apparel in three facilities: a 40,000 square foot facility located at 1287 Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping, a 19,500 square foot facility at Kennedy Drive #6 in Sonora, Mexico which is used for assembly of shields and sewing, and a 30,000 square foot facility located at Ave. Abolardo
L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing.

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

COMPETITION

The Company faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas. Other large competitors would include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, White Knight/Precept, American Threshold, Medline Industries Inc. and Maxxium Medical. The Company's major competitors in the industrial and cleanroom market are Kimberly Clark, 3M, Kappler USA, Dupont and Allegiance Health Care. In the extended care market, Texten Corp., Glenoit Mills and Hudson Industries are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation, Lazy Pet Company and Dogloo, Inc. The Company has entered the food service market with a new type of product, and expects competition from companies who provide floor treatment and manufacturers of safety boots such as Shoes For Crews and Traction Plus. However, the Company believes that the quality of its products, along with the price and service provided, will allow it to remain competitive in the disposable apparel market.

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

PATENTS AND TRADEMARKS

PATENTS

The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, the Company has 14 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, a U.S. patent on the automated shoecover and the shoecover process and a fluid impervious and non-slip fabric for the Company's Aqua Trak shoecover . In addition the Company has a U.S. patent on a method to fold and put on sterile garments. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to continue to rely on trade secrets and proprietary know-how to maintain and develop its commercial position.

The various United States patents issued have remaining durations of approximately 6 to 16 years before expiration.



TRADEMARKS

Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

As of February 1, 2001, the Company had 526 employees, including 20 persons at its head office in Markham, Ontario, Canada; 33 persons at its facemask production facility in Salt Lake City, Utah and 21 persons at its Extended Care production facility in Janesville, Wisconsin; 41 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 47 persons at its shield assembly and sewing operation in Nogales, Mexico; 329 at its sewing operation in Benjamin Hill, Mexico; and 21persons at its coating and automated shoecover facility in Valdosta, Georgia.

None of the Company's employees in the United States and Canada are subject to collective bargaining agreements. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 2000 agreement was signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.


ITEM 2. PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $3,800 under a lease expiring February 28, 2002. Twenty (20) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Senior Vice President-Finance and Administration, Lloyd Hoffman work out of this head office.

The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah. The monthly rental is $6,810 for 27,000 square feet. This lease expires July 1, 2002 with successive 2-year renewal options at rents based on the U.S. Consumer Price Index.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 25,000 square feet are leased for $7,000 monthly. The lease expires August 15, 2002. The Company's line of Extended Care products is manufactured in these facilities.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rental is $10,500 for 40,000 square feet. This lease expires November 30, 2002. Shield assembly and sewing is done at Kennedy Drive, # 6 in Sonora, Mexico. The monthly rental is $ 6,500 for 19,500 square feet. This lease expires June 30, 2002. Sewing is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $7,200 for 30,000 square feet. This lease expires June 23, 2004

The Coating Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $4,500 for 36,000 square feet. This lease expires June 1, 2005.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.



ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

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

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                          LOW         HIGH
                                          ---         ----
1999  First Quarter                       15/32       1-1/32
      Second Quarter                      5/8         15/16
      Third Quarter                       3/4         1
      Fourth Quarter                      11/16       15/16

2000  First Quarter                       0.72        4.937
      Second Quarter                      1.00        3.75
      Third Quarter                       1.063       1.813
      Fourth Quarter                      1.00        1.438

2001  First Quarter                       1.00        3.75
      (Through February 16, 2001)



At February 16, 2001 there were 473 shareholders of record, and approximately 2,800 beneficial owners.







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

ITEM 6. SELECTED FINANCIAL DATA

ALPHA PRO TECH, LTD.

SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------------

                                                                         Year Ended December 31,
                                         ----------------------------------------------------------------------------------
                                                   2000             1999          1998(1)        1997(1)         1996(1)
Historical Statement of Operations Data

Sales                                          $ 21,130,000    $ 20,235,000   $ 17,985,000   $ 17,823,000    $ 14,863,000
Gross profit                                      8,892,000       7,985,000      7,252,000      6,229,000       5,198,000
Selling, general and administrative expenses      6,834,000       6,352,000      6,341,000      6,531,000       4,610,000
Interest expense (income)                            (6,000)        124,000        193,000        308,000         279,000
Exchange of escrowed shares for new shares               --              --             --             --       2,204,000
Other expenses                                      405,000         362,000        402,000        319,000         250,000
Provision for income taxes                          199,000          18,000             --             --              --
                                               ------------    ------------   ------------   ------------    ------------
Total expenses including provision
   (benefit) for income taxes                     7,432,000       6,856,000      6,936,000      7,158,000       7,343,000
                                               ------------    ------------   ------------   ------------    ------------

Net income (loss)                              $  1,460,000    $  1,129,000   $    316,000   $   (929,000)   $ (2,145,000)
                                               ============    ============   ============   ============    ============

Basic and diluted net income (loss)            $       0.06    $       0.05   $       0.01   $      (0.04)   $      (0.12)
                                               ============    ============   ============   ============    ============

Basic weighted average shares outstanding        24,049,774      24,110,722     24,112,449     23,388,369      17,841,547
Diluted weighted average shares outstanding      25,680,880      24,450,382     24,238,866     23,388,369      17,841,547

HISTORICAL BALANCE SHEET DATA

Current assets                                 $  7,386,000    $  7,161,000   $  6,230,000   $  7,411,000    $  5,614,000
Total assets                                   $ 10,504,000    $ 10,048,000   $  8,938,000   $  9,985,000    $  7,481,000
Current liabilities                            $  1,571,000    $  2,783,000   $  2,579,000   $  3,799,000    $  3,414,000
Long-term liabilities                          $    703,000    $    203,000   $    406,000   $    549,000    $    217,000
Common stockholders' equity                    $  8,230,000    $  7,062,000   $  5,953,000   $  5,637,000    $  3,850,000


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


FISCAL 2000 COMPARED TO FISCAL 1999

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported record net income for the year ended December 31, 2000 of $1,460,000 as compared to net income of $1,129,000 for the year ended December 31, 1999, representing an improvement of $331,000 or 29.3%. The net income increase of $331,000 is attributable primarily to an increase in gross profit of $907,000, due to higher sales and gross profit margin and decrease in net interest expense of $130,000, partially offset by an increase in selling, general and administrative expenses of $482,000, an increase in depreciation and amortization of $43,000 and an increase in income taxes of $181,000. Management expects a sixth consecutive record in sales and net income in 2001.

SALES Consolidated sales for the year ended December 31, 2000 increased to a record $21,130,000 from $20,235,000 for the year ended December 31, 1999, representing an increase of $895,000 or 4.4%.

Sales for the Apparel Division for the year ended December 31, 2000 were $13,507,000 as compared to $12,883,000 for the same period of 1999. The Apparel Division sales increase of $624,000 or 4.8% was due to increased sales to the Company's largest distributor. This distributor has reported record annual sales for the fifth consecutive year to its customers of the Company's products. Management's expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales increased by $288,000 or 5.7% to $5,361,000 in 2000 from $5,073,000 in 1999. This increase is primarily the result of growth in dental mask sales of 10.2%, growth in medical mask sales of 8.6%, partially offset by a decline in industrial mask sales of 3.4%. The industrial mask sales decrease is the result of a soft second quarter. Industrial mask sales improved in the last two quarters of 2000 and are expected to remain strong into 2001.

Sales from the Company's Extended Care Unreal Lambskin(R) (and other related products, which includes a line of pet beds), decreased by $17,000 or 0.7% to $2,262,000 for the year ended December 31, 2000 from $2,279,000 for the year ended December 31, 1999. The slight decrease in sales of $17,000 is primarily the result of a decrease in medical fleece product sales partially offset by an increase in pet bed sales. In 2000, the Company implemented a pet products telemarketing campaign and believes that sales should continue to strengthen into 2001.

The Medical market, which includes a line of face masks and fleece bed pads, is down by $462,000 or 12.7% year to date. Fleece bed pads sales are down and medical face masks sales are up. With the addition of independent sales representatives and an improved line of face masks, sales to new medical distributors are expected to improve over the next 12 months.

Dental market sales increased by approximately $143,000 or 10.2% for the year ended December 31, 2000 as compared to the same period in 1999. The Company is working with national dental distributors to increase the Company's share of the Dental market.

Sales in the Pet supply market, in which the Company markets a line of pet beds, increased by $130,000 or 13.3% for the year ended December 31, 2000 as compared to the same period in 1999. Since late 1999, the Company has dedicated a sales representative to this market and sales should continue to strengthen.

In the Food Service market, sales for the year ended December 31, 2000 were $175,000 compared to $56,000 in the same period of 1999, an increase of $119,000 or 212.5%. The Company expects Food Service sales to gain momentum and grow significantly in 2001. The Company has signed a Vendor Supply Agreement in 2000 with a leader in the food service industry who has more than 25,000 restaurants in 119 countries worldwide, to market its line of proprietary Food Service Safety Products to their restaurants. Alpha has initiated a widespread telemarketing and sampling campaign. The Company has participated and will continue to participate in local and regional meetings throughout the US along with Security, Human Resources, and Field Service directors from this industry leader. The Company is also working with insurance companies which specialize in insuring the Food Service industry, as well as other national
Food Service chains.

Management believes that over the next twelve months, revenue will grow in all of its current markets, which include Industrial Cleanroom/Safety, Medical, Dental, Pet Supply and Food Service.

COST OF GOODS SOLD Cost of goods sold decreased to $12,238,000 for the year ended December 31, 2000 from $12,250,000 for the same period in 1999. As a percentage of net sales, cost of goods sold decreased to 57.9% in 2000 from 60.5% in 1999. Gross profit margin increased to 42.1% for the year ended December 31, 2000 from 39.5% for the same period in 1999. Management expects gross profit margin for fiscal 2001 to continue to be strong, due to a more global emphasis on purchasing and a continued emphasis on improving manufacturing processes and efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $482,000 or 7.6%, to $6,834,000 for the year ended December 31, 2000 from $6,352,000 for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% in the year ended December 31, 2000 from 31.4% in the same period of 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $392,000; increased public company expenses of $50,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs, and costs associated with SEC reporting requirements; and increased marketing, commissions and travel expenses of $256,000. This is partially offset by decreased office, telephone, factory, insurance and general expenses of $154,000, decreased professional fees of $40,000 and decreased rent of $22,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $43,000 to $405,000 for the year ended December 31, 2000 from $362,000 for the same period in 1999. The increase is primarily attributable to increased depreciation on the automated shoecover machines and the introduction of new mask machines.

INCOME FROM OPERATIONS Income from operations increased by $382,000 or 30.1%, to $1,653,000 for the year ended December 31, 2000 as compared to income from operations of $1,271,000 for the year ended December 31, 1999. The increase in income from operations is due to an increase in gross profit of $907,000, partially offset by an increase in selling, general and administrative expenses of $482,000 and an increase in depreciation and amortization of $43,000.

NET INTEREST Net interest expense decreased by $130,000 or 104.8% to net interest income of $6,000 for the year ended December 31, 2000 from net interest expense of $124,000 for the year ended December 31, 1999. The decrease in net interest expense is due to lower borrowings, lower interest rate, decreased interest on capital leases and increased interest income. Interest income increased by $22,000, to $61,000 for the year ended December 31, 2000 from $39,000 in the same period of 1999.

PROVISION FOR INCOME TAX Provision for income tax increased by $181,000 or 1005.6% to $199,000 for the year ended December 31, 2000 from $18,000 for the year ended December 31, 1999. The increase in income tax is due to net operating losses (NOL's) from prior years being utilized during all of 1999 and only through the third quarter in 2000.

NET INCOME Net income for the year ended December 31, 2000 was a record $1,460,000 compared to net income of $1,129,000 for the year ended December 31, 1999, an improvement of $331,000 or 29.3%. The net income increase of $331,000 is comprised of an increase in income from operations of $382,000, a decrease in interest expense of $130,000, partially offset by an increase in income taxes of $181,000.

The Company in 1999 initiated a 401 (k) Retirement Savings Plan. Employees who have attained age 21 and completed at least one year of service with the Company are eligible to make contributions to the 401 (k) Plan of up to 12% of the employees compensation. The employee's fully vested benefit under the plan may be distributed to the employee upon retirement, death, disability or termination of employment or upon reaching age 59 1/2. Under the 401 (k) Plan the Company is contributing 1/2 of 1% for employees contributing 1% of their compensation and 1% for employees contributing 2% or more of their compensation. For the year ended December 31, 2000 the Company has accrued $14,200 compared to $15,300 for the year ended December 31, 1999.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $183,000 has been accrued in 2000 as compared to $125,000 in 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

The Company reported net income for the year ended December 31, 1999 of $1,129,000 as compared to net income of $316,000 for the year ended December 31, 1998, representing an improvement of $813,000 or 257.3%. The net income increase of $813,000 is attributable primarily to an increase in gross profit of $733,000, due to a 12.5% increase in sales, a Decrease in depreciation and amortization of $40,000, a decrease in net interest expense of $69,000, partially offset by an increase in selling, general and administrative expenses of $11,000 and an increase in provision for incomes taxes of $18,000.

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

Mask and eye shield sales increased by $915,000 or 22.0% to $5,073,000 in 1999 from $4,158,000 in 1998. This increase is primarily the result of growth in industrial mask sales, and to a lesser extent medical mask sales, partially offset by a decline of sales in the dental distributor market. The industrial mask sales increase is primarily the result of sales to the Company's largest distributor. As a result of the introduction of the Medical Division in 1999, medical mask sales improved 8.1% in 1999.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, increased by $137,000 or 6.4% to $2,279,000 in 1999 compared to $2,142,000 in the same period in 1998. The increase in sales of $137,000 is primarily the result of increased pet product sales and to a lesser extent to medical fleece sales. In 1999, the Company implemented a pet products telemarketing campaign.

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

The Company in 1999 initiated a 401(k) Retirement Savings Plan. Employees who have attained age 21 and completed at least one year of service with the Company are eligible to make contributions to the 401(k) Plan of up to 12% of the employees compensation. The employee's fully vested benefit under the plan may be distributed to the employee upon retirement, death, disability or termination of employment or upon reaching age 59 1/2. Under the 401(k) Plan the Company is contributing 1/2 of 1% for employees contributing 1% of their compensation and 1% for employees contributing 2% or more of their compensation. For the year ended December 31, 1999 the company has accrued $15,300.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $125,000 was earned in 1999 as compared to $32,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had cash of $1,131,000 and working capital of $5,475,000. During the year ended December 31, 2000, cash increased by $346,000 and accounts payable and accrued liabilities decreased by $405,000. The increase in the Company's cash is primarily due to income from operations and a decrease in inventory, partially offset by capital expenditures of $872,000 and a reduction in borrowings of $427,000. In 2000, the Company re-negotiated its credit facility to a traditionally based line of credit from an asset-based loan. The Company has a $4,041,000 credit facility with the bank, of which $494,000 is outstanding at December 31, 2000, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and a equipment loan of $316,000, with interest at prime plus 1.0% on the credit line, prime plus 1.0% on the term loan and a 10.25% fixed rate on the equipment loan. The line of credit expires in May 2002, the term note expires in April 2003 and the equipment loan expires in November 2005. At December 31, 2000, the Company had not borrowed on its line of credit.

Net cash provided by operations was $2,091,000 for the year ended December 31, 2000 compared to $1,677,000 for the same period of 1999. The Company's generation of cash from operations for the year ended December 31, 2000 is due primarily to the increase in net income, a decrease in inventory, and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

The Company's investing activities have consisted primarily of expenditures for fixed assets of $872,000 and increases in intangible assets of $24,000 for a total of $896,000 for the year ended December 31, 2000 compared to $479,000 for the year ended December 31, 1999.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 2001 at an estimated cost of $400,000. The Company also anticipates that its automated shoecover manufacturing capabilities are to be further improved in 2001 at an estimated cost of $150,000. The Company intends to lease equipment whenever possible.

During the year ended December 31, 2000, the Company's cash used in financing resulted primarily from net decreases in the Company's loan payable of $427,000, decreases in capital leases of $130,000 and the buy-back of 374,100 of the Company's common share at a cost of $506,000 and the exercise of options to purchase 236,667 shares of the Company's common shares in which the Company received $214,000. The Company announced in December 1999 that it was authorized to buy-back up to $500,000 of its own shares. In January 2001, the Company announced today that its Board of Directors has authorized the repurchase of an additional $500,000 worth of shares of the Company's outstanding Common Stock. As of February 28, 2001, the Company has bought back 436,600 common shares at a cost of $571,800.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III


The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2001), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company which is expected to be held in June of 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1 and 2 Financial Statements and Financial Statement Schedules

SEE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES APPEARING ON PAGE F-1 OF THIS FORM 10-K

(b)   Exhibit Index


ITEM 16. EXHIBITS

(3)         (a)      Certificate of Incorporation dated February 17, 1983
            (b)      Certificate of Change of Name dated July 27, 1988
            (c)      Certificate of Change of Name dated July 4, 1989
            (d)      Memorandum
            (e)      Articles (equivalent to By-Laws)
            (f)      Certificate of Incorporation of Alpha Pro Tech, Ltd. dated
                     June 15, 1994*
            (g)      Application for Certificate of Registration and Articles of
                     Continuance- State of Wyoming - Filed June 24, 1994 *
            (h)      Certificate of Registration and Articles of Continuance of
                     Secretary of State, State of Wyoming, dated June 24, 1994 *
            (i)      Certificate of Secretary of State of Wyoming dated June 24,
                     1995 *
            (j)      Certificate of Amendment of Certificate of Incorporation of
                     Alpha Pro Tech, Ltd., dated June 24, 1994 *
            (k)      Article of Merger of BFD Industries, Inc., a Wyoming
                     Corporation and Alpha Pro Tech, Ltd., a Delaware
                     Corporation, effective July 1, 1994 *
            (l)      Certificate of Ownership and Merger which merges BFD
                     Industries with and into Alpha Pro Tech, Ltd., a Delaware
                     Corporation effective July 1, 1994 *

(4)         (a)      Form of Common Stock Certificate **

(10)        (a)      Form of Director's Stock Option Agreement
            (b)      Form of Employee's Stock Option Agreement
            (c)      Employment Agreement between the Company and Al Millar
                     dated June, 1989
            (c)(i)   Employment Agreement between the Company and Donald E.
                     Bennett, Jr. **
            (c)(ii)  Employment Agreement between the Company and Michael
                     Scheerer ***
            (d)      Lease Agreement between White Dairy Company, Inc. and the
                     Company for lease of the premises situated at 2724-7th
                     Avenue South, Birmingham, Alabama, 35233, dated March 1990 and amendment thereto dated April, 1990
            (e)      BFD Industries Limited Partnership Agreement between 881216
                     Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
            (f)      Asset Purchase Agreement between the Company and the BFD
                     Industries Limited Partnership dated May 17, 1990
            (g)      Purchase Agreement between the Company, Bernard Charles
                     Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
            (h)      Professional Services Agreement between the Company and
                     Quanta Corporation dated September, 1991
            (i)      Sales and Marketing Agreement between the Company and MDC
                     Corp., dated October 4, 1991
            (j)      National Account Marketing Agreement between the Company
                     and National Contracts, Inc. dated October 7, 1991

            (k)      Group Purchasing Agreement between the Company and Premier
                     Hospitals Alliance, Inc. dated November 1, 1991
            (l)      Letter of Intent between the Company and the shareholders
                     of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
            (m)      Group Purchasing Agreement between the Company and AmeriNet
                     Incorporated dated January, 1992 (n) Group Purchasing
                     Agreement between the Company and Magnet, Inc.
            (o)      Share Purchase Agreement re Acquisition of Alpha Pro Tech,
                     Inc.
            (p) VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****


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

                              ALPHA PRO TECH, LTD.

Date: February 26, 2001             By: /s/ SHELDON HOFFMAN
      -----------------                --------------------
                                          Sheldon Hoffman
                                          Chief Executive Officer,
                                          Principal Financial Officer
                                          and Director


Date: February 26, 2001             By:  /s/ LLOYD HOFFMAN
      -----------------                 ------------------
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


       /s/ DONALD E. BENNETT, JR.
      ---------------------------
      Donald E. Bennett, Jr. Director


       /s/ SHELDON HOFFMAN
      --------------------
      Sheldon Hoffman, Director


       /s/ ROBERT H. ISALY
      --------------------
      Robert H. Isaly, Director


       /s/ ALEXANDER W. MILLAR
      ------------------------
      Alexander W. Millar, Director


       /s/ DR. JOHN RITOTA
      --------------------
      Dr. John Ritota, Director

            ALPHA PRO TECH, LTD.

            CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 31, 2000, 1999 AND 1998

ALPHA PRO TECH, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                                                               Page
Consolidated Financial Statements:

   Report of Independent Accountants............................................F-2

   Consolidated Balance Sheets at December 31, 2000 and 1999....................F-3

   Consolidated Statements of Operations for the three years
     in the period ended December 31, 2000......................................F-4

   Consolidated Statements of Shareholders' Equity for the
     three years in the period ended December 31, 2000..........................F-5

   Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2000.............................................F-6

   Notes to Consolidated Financial Statements...................................F-7


Financial Statement Schedules:

   Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 2000.............................................F-19


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 26, 2001

ALPHA PRO TECH, LTD

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------
                                                                      DECEMBER 31,
                                                                    2000        1999
                                                                 ----------- ------------
Assets
Current assets:
   Cash                                                         $ 1,131,000  $   785,000
   Restricted cash                                                        -       18,000
   Accounts receivable, net of allowance for doubtful accounts
    of $32,000 and $40,000, respectively                          3,359,000    3,252,000
   Inventories                                                    2,399,000    2,957,000
   Prepaid expenses and other current assets                        247,000      146,000
   Deferred income taxes                                            250,000        3,000
                                                                -----------  -----------
     Total current assets                                         7,386,000    7,161,000

Property and equipment, net                                       2,777,000    2,260,000
Intangible assets, net                                              254,000      287,000
Notes receivable and other assets                                    87,000      340,000
                                                                -----------  -----------
     Total assets                                               $10,504,000  $10,048,000
                                                                ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $   932,000  $ 1,284,000
   Accrued liabilities                                              467,000      610,000
   Notes payable, current portion                                   131,000      754,000
   Capital leases, current portion                                   41,000      135,000
                                                                -----------  -----------
     Total current liabilities                                    1,571,000    2,783,000

Notes payable, less current portion                                 363,000      167,000
Capital leases, less current portion                                      -       36,000
Deferred income taxes                                               340,000            -
                                                                -----------  -----------
     Total liabilities                                            2,274,000    2,986,000
                                                                -----------  -----------

Commitments and contingencies (Notes 7 and 10)

Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
    23,942,516 and 24,079,949 issued and outstanding at
    December 31, 2000 and 1999, respectively                        239,000      241,000
   Additional paid-in capital                                    24,028,000   24,318,000
   Accumulated deficit                                          (16,037,000) (17,497,000)
                                                                -----------  -----------
     Total shareholders' equity                                   8,230,000    7,062,000
                                                                -----------  -----------
                                                                $10,504,000  $10,048,000
                                                                ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                                  2000            1999           1998
                                              ------------    ------------   ------------
Sales                                         $ 21,130,000    $ 20,235,000   $ 17,985,000

Cost of goods sold, excluding depreciation
   and amortization                             12,238,000      12,250,000     10,733,000
                                              ------------    ------------   ------------

                                                 8,892,000       7,985,000      7,252,000

Expenses:
   Selling, general and administrative           6,834,000       6,352,000      6,341,000
   Depreciation and amortization                   405,000         362,000        402,000
                                              ------------    ------------   ------------

   Income from operations                        1,653,000       1,271,000        509,000
                                              ------------    ------------   ------------

   Other expense (income)
    Interest, net                                   (6,000)        124,000        193,000
                                              ------------    ------------   ------------

Income before provision
   for income taxes                              1,659,000       1,147,000        316,000

Provision for income taxes                         199,000          18,000             --
                                              ------------    ------------   ------------

Net income                                    $  1,460,000    $  1,129,000   $    316,000
                                              ------------    ------------   ------------

Basic income per share                        $       0.06    $       0.05   $       0.01
                                              ------------    ------------   ------------

Diluted income per share                      $       0.06    $       0.05   $       0.01
                                              ------------    ------------   ------------


Basic weighted average shares outstanding       24,049,774      24,110,722     24,112,449
                                              ------------    ------------   ------------


Diluted weighted average shares outstanding     25,580,880      24,450,382     24,238,866
                                              ------------    ------------   ------------


The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
                                                               ADDITIONAL
                                                  COMMON         PAID-IN       ACCUMULATED
                                  SHARES          STOCK          CAPITAL         DEFICIT          TOTAL
                               ------------    ------------    ------------    ------------    ------------
Balance at
   December 31, 1997             24,112,449    $    241,000    $ 24,338,000    $(18,942,000)   $  5,637,000

Net income                               --              --              --         316,000         316,000
                               ------------    ------------    ------------    ------------    ------------

Balance at
   December 31, 1998             24,112,449         241,000      24,338,000     (18,626,000)      5,953,000

Warrants issued for services             --              --           4,000              --           4,000
Shares repurchased/cancelled        (32,500)             --         (24,000)             --         (24,000)
Net income                               --              --              --       1,129,000       1,129,000
                               ------------    ------------    ------------    ------------    ------------

Balance at
   December 31, 1999             24,079,949         241,000      24,318,000     (17,497,000)      7,062,000

Options exercised                   236,667           2,000         212,000              --         214,000
Shares repurchased                 (374,100)         (4,000)       (502,000)             --        (506,000)
Net income                               --              --              --       1,460,000       1,460,000
                               ------------    ------------    ------------    ------------    ------------

Balance at
   December 31, 2000             23,942,516    $    239,000    $ 24,028,000    $(16,037,000)   $  8,230,000
                               ============    ============    ============    ============    ============






The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                   $  1,460,000    $  1,129,000    $    316,000
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                          405,000         362,000         402,000
     Amortization of securities issued for services              --          25,000         110,000
     Write off of intangible assets                           9,000              --              --
     Deferred taxes                                          93,000          (3,000)             --
     Changes in assets and liabilities:
      Restricted cash                                        18,000          (2,000)          5,000
      Accounts receivable                                  (107,000)       (214,000)       (233,000)
      Inventories                                           558,000          42,000         698,000
      Prepaid expenses and other assets                     150,000         (99,000)         61,000
      Accounts payable and accrued liabilities             (495,000)        437,000      (1,179,000)
                                                       ------------    ------------    ------------

   Net cash provided by operating activities              2,091,000       1,677,000         180,000
                                                       ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                      (872,000)       (453,000)       (347,000)
   Cost of intangible assets                                (24,000)        (26,000)        (43,000)
                                                       ------------    ------------    ------------

   Net cash used in investing activities                   (896,000)       (479,000)       (390,000)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                   214,000              --              --
   Payments for the repurchase of common stock             (506,000)        (20,000)             --
   Proceeds from loans payable                            3,311,000      20,232,000      18,131,000
   Repayments on loans payable                           (3,738,000)    (20,567,000)    (18,246,000)
   Principal repayments on capital leases                  (130,000)       (101,000)       (122,000)
                                                       ------------    ------------    ------------

   Net cash used in financing activities                   (849,000)       (456,000)       (237,000)
                                                       ------------    ------------    ------------

Increase (decrease) in cash                            $    346,000    $    742,000    $   (447,000)

Cash, beginning of period                                   785,000          43,000         490,000
                                                       ------------    ------------    ------------

Cash, end of period                                    $  1,131,000    $    785,000    $     43,000
                                                       ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                              $     57,000    $    163,000    $    229,000
                                                       ============    ============    ============

   Cash paid for income taxes                          $    275,000    $         --    $         --
                                                       ============    ============    ============


NON-CASH INVESTING AND FINANCING ACTIVITY:

  2000
  None.

  1999
  The company incurred capital lease obligations for machinery and equipment of $56,000.

  1998
  The Company incurred capital lease obligations for machinery and equipment of $53,000.


The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  THE COMPANY

    Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoecover and apparel products and woundcare (fleece) products. Most of the Company's disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States of America.


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

    LONG-LIVED ASSETS
    Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

    STOCK OPTIONS ISSUED FOR SERVICES
    Options to purchase common stock and warrants to purchase common stock that are granted to nonemployees in exchange for services are valued at their estimated fair value at the measurement date and are expensed over the period the services are rendered. Effective January 1, 2000, the Company's policy is to no longer grant stock options and warrants to nonemployees.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    REVENUE RECOGNITION
    Sales are recognized when goods are shipped to customers. Sales are reduced for anticipated sales returns and allowances.

    STOCK BASED COMPENSATION
    As allowed by Statement of Financial Accounting Standards No. 123 (SFAS
    123), "Accounting for Stock-based Compensation," which recommends, but does not require, a method based on the fair value of equity instruments awarded to employees to account for stock-based compensation, the Company applies the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock-based compensation. The company also provides pro forma disclosure in the notes to the financial statements of the differences between the fair value method and the intrinsic value method as required by SFAS 123 (Note 8).

    INCOME TAXES
    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized (Note 9).

    NET INCOME PER SHARE
    The following table provides a reconciliation of both the net income and the number of shares used in the computations of "basic" earnings per share ("EPS"), which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           2000          1999           1998
Net income (Numerator)                                  $ 1,460,000   $ 1,129,000   $   316,000

Shares (Denominator):
   Basic weighted average shares outstanding             24,049,774    24,110,722    24,112,449
   Add: Dilutive effect of stock options and warrants     1,531,106       339,660       126,417
                                                        -----------   -----------   -----------

   Diluted weighted average shares outstanding          $25,580,880   $24,450,382   $24,238,866
                                                        -----------   -----------   -----------

Net income per share:
   Basic                                                $      0.06   $      0.05   $      0.01
   Diluted                                              $      0.06   $      0.05   $      0.01


    TRANSLATION OF FOREIGN CURRENCIES
    The Company has adopted the United States dollar as its functional currency. Transactions in foreign currencies during the reporting periods are translated into the functional currency at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date and are immaterial in amount. Transaction gains or losses on foreign exchange are reflected in net income for the periods presented and are not significant in amount.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    RECLASSIFICATIONS
    Certain 1999 balances have been reclassified to conform to the current year's presentation.

    USE OF ESTIMATES
    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The fair value of financial instruments including cash, restricted cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective book values at December 31, 2000 and 1999.


3.  INVENTORIES

    Inventories consist of the following:

                                                    2000          1999
    Raw materials                               $ 1,375,000    $ 1,656,000
    Work in process                                 174,000        123,000
    Finished goods                                1,155,000      1,414,000
                                                -----------    -----------

                                                  2,704,000      3,193,000
    Less reserve for obsolescence                  (305,000)      (236,000)
                                                -----------    -----------

                                                $ 2,399,000    $ 2,957,000
                                                -----------    -----------


4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                        2000           1999
    Machinery and equipment                          $ 3,952,000    $ 3,138,000
    Office furniture and equipment                       511,000        470,000
    Leasehold improvements                                93,000         75,000
                                                     -----------    -----------

                                                       4,556,000      3,683,000
    Less accumulated depreciation and amortization    (1,779,000)    (1,423,000)
                                                     -----------    -----------

                                                     $ 2,777,000    $ 2,260,000
                                                     -----------    -----------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    Included in the above amounts are the following assets under capital lease obligations:

                                                       2000         1999
    Machinery and equipment                          $ 146,000    $ 458,000
    Office furniture and equipment                      22,000       84,000
                                                     ---------    ---------

                                                       168,000      542,000

    Less accumulated amortization                     (114,000)    (224,000)
                                                     ---------    ---------

                                                     $  54,000    $ 318,000
                                                     ---------    ---------


5.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                       2000        1999
    Goodwill                                        $ 206,000    $ 206,000
    Patents and trademarks                            180,000      165,000
    Other                                              95,000       95,000
                                                    ---------    ---------

                                                      481,000      466,000
    Less accumulated amortization                    (227,000)    (179,000)
                                                    ---------    ---------

                                                    $ 254,000    $ 287,000
                                                    ---------    ---------


6.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                      2000       1999
    Professional fees                               $ 96,000   $ 90,000
    Payroll and payroll taxes                        139,000    169,000
    Other                                            232,000    351,000
                                                    --------   --------

                                                    $467,000   $610,000
                                                    --------   --------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.  NOTES PAYABLE

    In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. The facility has been subsequently extended until December 31, 2001. Notes payable at December 31, 1999 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventory, of which zero was outstanding and $1,867,060 was available at December 31, 2000. The credit facility bears interest at prime plus 1.00%, which totaled 10.5% at December 31, 2000 and is collateralized by accounts receivable, inventory, trademarks, patents, property, and 66.67% of the issued and outstanding shares of DPI.

    The Company also has a $225,000 term note collateralized by equipment. The Company's outstanding balance on this term note was $178,000 at December 31, 2000. The term note is due in monthly installments of $7,000 with interest at prime plus 1.00%, which totaled 10.5% at December 31, 2000, maturing July 1, 2003.

    The Company paid $29,000 in loan origination fees to obtain the above credit facilities. Under the terms of the agreement, the Company pays a 0.5% loan fee annually.

    The Company obtained an equipment loan in November 2000 and the outstanding balance at December 31, 2000 was $316,000. Payments are due in monthly installments of $7,000 with a fixed interest rate of 10.25%, maturing November 2005.

    Future maturities of notes payable are as follows:

    2001                                                             $ 131,000
    2002                                                               136,000
    2003                                                                81,000
    2004                                                                69,000
    2005                                                                77,000
                                                                     ---------

                                                                     $ 494,000
                                                                     ---------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  SHAREHOLDERS' EQUITY

    WARRANT ACTIVITY

    For each of the three years ended December 31, 2000 the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share. No warrants have been exercised during the three years ended December 31, 2000. All warrants expire on July 1, 2004.

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

    Option activity for the three years ended December 31, 2000 is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                                    EXERCISE PRICE
                                            SHARES    PER OPTION
Options outstanding, December 31, 1997    3,398,000    $   1.13
   Granted to employees                   1,864,000    $   0.80
   Exercised                                     --          --
   Canceled                              (2,268,000)   $   1.02
                                         ----------    --------

Options outstanding, December 31, 1998    2,994,000    $   1.00
   Granted to employees                     695,000    $   0.57
   Exercised                                     --          --
   Canceled                                (266,000)   $   1.43
                                         ----------    --------

Options outstanding, December 31, 1999    3,423,000    $   0.88
   Granted to employees                     640,000    $   1.28
   Exercised                               (237,000)   $   0.91
   Canceled                                (564,000)   $   1.34
                                         ----------    --------

Options outstanding, December 31, 2000    3,262,000    $   0.87
                                         ----------    --------

All options are fully exercisable.

The following summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING

                                                                     AVERAGE
      EXERCISE                                         AVERAGE         TERM
        PRICE                               SHARES      PRICE       REMAINING
    $0.50 to $0.75                        1,620,000     $ 0.65         2.58
    $0.76 to $0.99                          830,000     $ 0.93         1.46
    $1.00 to $1.50                          812,000     $ 1.26         3.63

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Had compensation expense for the Company's employee/director options been determined based on the fair value of the options at the grant date, the Company's pro forma net income and pro forma net income per share would have been as follows:

                                                        FOR THE YEAR ENDED
                                                       2000            1999
Pro forma net income                                 $1,221,740     $1,021,000
                                                     ----------     ----------

Pro forma basic income per share                         $0.05          $0.04
                                                     ----------     ----------

Pro forma diluted income per share                       $0.05          $0.04
                                                     ----------     ----------

    For the purpose of the above pro forma disclosures, the fair value of each employee/director stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2000       1999         1998
    Risk-free interest rate                      6.63%      6.00%        5.00%
    Expected life                                5 years    5 years      5 years
    Expected volatility                          93%        70%          70%
    Expected dividend yield                       0%         0%           0%

    The weighted-average grant date fair values of employee/director options granted during 2000, 1999 and 1998 were $0.62, $0.22 and $0.27 respectively.


9.  INCOME TAXES

    The provision for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                             2000       1999       1998
    Current                                $106,000   $ 21,000    $   --
    Deferred                                 93,000     (3,000)       --
                                           --------   --------    ------

                                           $199,000   $ 18,000    $   --
                                           --------   --------    ------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Deferred tax assets (liabilities) are comprised of the following at December 31.

                                      2000          1999           1998
Loss carryforwards
   United States                  $        --    $   522,000    $   967,000
   Canada                                  --        738,000        734,000
Inventory obsolescence                104,000         85,000             --
Alternative minimum tax credits        34,000         16,000             --
State income taxes                     28,000             --             --
Other                                 146,000        101,000        184,000
                                  -----------    -----------    -----------
Gross deferred tax assets             312,000      1,462,000      1,885,000

Depreciation and amortization        (359,000)      (113,000)      (247,000)
State income taxes                         --        (35,000)            --
Other                                 (43,000)       (33,000)            --
                                  -----------    -----------    -----------

Net                                   (90,000)     1,281,000      1,638,000
Valuation allowance                        --     (1,278,000)    (1,638,000)
                                  -----------    -----------    -----------

                                  $   (90,000)   $     3,000    $        --
                                  -----------    -----------    -----------


    The net deferred tax liability as of December 31, 2000 and 1999 is reflected in the balance sheets as follows:

Current deferred tax asset        $   250,000    $     3,000    $        --
Long-term deferred tax liability     (340,000)            --             --
                                  -----------    -----------    -----------

                                  $   (90,000)   $     3,000    $        --
                                  -----------    -----------    -----------

    The provision for income taxes for 2000 consists of the Company's current tax liability and the changes in deferred taxes, including the benefit of the elimination of the valuation allowance. The valuation allowance offsetting the deferred tax asset in 1999 has been released pursuant to SFAS 109 as the Company has fully utilized the federal net operating losses
    (NOLs) for United States tax purposes as of December 31, 2000. Some state NOLs remain to be utilized in the future. All unutilized Canadian NOLs expired as of December 31, 2000.

    The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to the income before income taxes as a result of the following:


                                                         YEAR ENDED DECEMBER 31,
                                                  2000            1999            1998
Income taxes based on US
   statutory rates (34%)                       $ 564,000      $ 384,000      $ 108,000
Non-deductible meals and entertainment            12,000         11,000         11,000
Increase (decrease) in valuation allowance      (539,000)      (360,000)      (132,000)
Other                                            162,000        (17,000)        13,000
                                               ---------      ---------      ---------
                                               $ 199,000      $  18,000      $      --
                                               ---------      ---------      ---------

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases manufacturing facilities under non-cancelable operating leases expiring through November 2002.

    The following summarizes future minimum lease payments required under non-cancelable operating leases:


                                                  OPERATING
                                                    LEASES

            2001                                 $ 291,000
            2002                                   225,000
            2003                                     9,000
            2004                                     3,000
                                                 ---------
Future minimum lease payments                    $ 528,000
                                                 ---------

    Total rent expense incurred by the Company under operating leases for the years ended December 31, 2000, 1999 and 1998 was $636,000, $619,000 and
    $654,000, respectively.

    The Company also leases certain manufacturing and office equipment under capital leases expiring between April 2001 and December 2002. Total remaining obligations under capital leases at December 31, 2000 are $41,000.

    The Company does not have any pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $183,000 was earned in 2000 as compared to $125,000 in 1999.


11. ACTIVITY OF BUSINESS SEGMENTS

    The Company classifies its businesses into three fundamental segments:
    Apparel, consisting of a complete line of disposable clothing such as overalls, frocks, lab coats, hoods, bouffant caps, and shoecovers (including the Aqua Track and spunbond shoecovers); Mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

    The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The following table shows net sales for each segment for the years ended December 31, 2000, 1999 and 1998:


                                     2000           1999            1998

Apparel                          $13,507,000     $12,883,000     $11,685,000
Mask and shield                    5,361,000       5,073,000       4,158,000
Fleece                             2,262,000       2,279,000       2,142,000
                                 -----------     -----------     -----------
Consolidated total net sales     $21,130,000     $20,235,000     $17,985,000
                                 -----------     -----------     -----------

    A reconciliation of total segment net income to total consolidated net income for the years ended December 31, 2000, 1999 and 1998 is presented below:


                                                2000             1999            1998
Apparel                                     $ 2,849,000      $ 2,393,000      $ 1,746,000
Mask and Shield                               1,139,000        1,371,000        1,116,000
Fleece                                          486,000          499,000          448,000
                                            -----------      -----------      -----------

Total segment net income                      4,474,000        4,263,000        3,310,000
Unallocated corporate overhead expenses      (3,014,000)      (3,134,000)      (2,994,000)
                                            -----------      -----------      -----------

Consolidated net income                     $ 1,460,000      $ 1,129,000      $   316,000
                                            -----------      -----------      -----------

    The following reflects sales and long-lived asset information by geographic area as of and for the years ended December 31, 2000, 1999 and 1998:


                                             2000           1999            1998
Sales by region
   United States                         $19,802,000     $19,563,000     $17,393,000
   International                           1,328,000         672,000         592,000
                                         -----------     -----------     -----------

Consolidated total sales                 $21,130,000     $20,235,000     $17,985,000
                                         -----------     -----------     -----------

Long-lived assets
   United States                         $ 2,552,000     $ 2,068,000     $ 1,946,000
   International                             225,000         192,000         179,000
                                         -----------     -----------     -----------

Consolidated total long-lived assets     $ 2,777,000     $ 2,260,000     $ 2,125,000
                                         -----------     -----------     -----------

    Sales by region are based on the countries in which the customers are located. The Company did not generate sales from any single foreign country that was significant to the Company's consolidated sales.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

    The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 62.5%, 57.8% and 51.1% of total net revenue for 2000, 1999 and 1998, respectively. Trade receivables from this distributor were 67.9% and 43.1% of total trade receivables for 2000 and 1999, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.


13. RELATED PARTY TRANSACTIONS

    Included in the notes receivable and other assets balance at December 31, 2000 and 1999 are notes receivable of $36,000 and $27,000, respectively from officers of the Company.

                     ALPHA PRO TECH, LTD. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                           BALANCE AT       CHARGED          CHARGED                        BALANCE AT
                           BEGINNING       TO COSTS AND      TO OTHER                         END OF
DESCRIPTION                OF PERIOD        EXPENSES         ACCOUNTS      DEDUCTIONS         PERIOD
December 31, 2000
Deducted from
related asset account:

Allowance for
doubtful accounts          $    40,000     $    22,000     $        --     $   (30,000)     $    32,000
                           -----------     -----------     -----------     -----------      -----------

Provision for
inventory                  $   262,000     $    43,000     $        --     $        --      $   305,000
                           -----------     -----------     -----------     -----------      -----------

Valuation allowance
for income taxes           $ 1,278,000     $        --     $        --     $(1,278,000)     $        --
                           -----------     -----------     -----------     -----------      -----------

December 31, 1999
Deducted from
related asset account:

Allowance for
doubtful accounts          $    48,000     $     6,000     $        --     $   (14,000)     $    40,000
                           -----------     -----------     -----------     -----------      -----------

Provision for
inventory                  $   146,000     $   116,000     $        --     $        --      $   262,000
                           -----------     -----------     -----------     -----------      -----------

Valuation allowance
for income taxes           $ 1,638,000     $        --     $        --     $  (360,000)     $ 1,278,000
                           -----------     -----------     -----------     -----------      -----------

December 31, 1998
Deducted from
related asset account:

Allowance for
doubtful accounts          $    91,000     $     7,000     $        --     $   (50,000)     $    48,000
                           -----------     -----------     -----------     -----------      -----------

Provision for
inventory                  $    79,000     $    67,000     $        --     $        --      $   146,000
                           -----------     -----------     -----------     -----------      -----------

Valuation allowance
for income taxes           $ 3,737,000     $        --     $        --     $(2,099,000)     $ 1,638,000
                           -----------     -----------     -----------     -----------      -----------

December 31, 1997