Form 10-Q
period 2001-03-31
ALPHA PRO TECH LTD
filed 2001-05-02
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 2001 Commission File No. 0-19893
                                             ---------------------------

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
Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of APRIL 26, 2001

Common stock, $.01 par value.....               23,892,009

                              ALPHA PRO TECH, LTD.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited)                           Page No.
      a)    Consolidated Balance Sheet -
            March 31, 2001 (unaudited) and December 31, 2000                       1

      b)    Consolidated Statement of Operations
            for the three months ended March 31, 2001
            and March 31, 2000 (unaudited)                                         2

      c)    Consolidated Statement of Shareholder's Equity
            for the three months ended March 31, 2001 (unaudited)                  3

      d)    Consolidated Statement of Cash Flows for the three months ended
            March 31, 2001 and March 31, 2000 (unaudited)                          4

      e)    Notes to Consolidated Financial Statements                             5-7

ITEM 2  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                         8-12


SIGNATURES                                                                         13

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   MARCH 31,     DECEMBER 31,
                                                                     2001           2000
                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash                                                          $  1,219,000    $  1,131,000
   Accounts receivable, net of allowance for doubtful
      accounts of $32,000 at March 31, 2001
      and December 31, 2000                                         2,867,000       3,359,000
   Inventories, net                                                 3,446,000       2,399,000
   Prepaid expenses and other current assets                          325,000         247,000
   Deferred income taxes                                              250,000         250,000
                                                                 ------------    ------------
      Total current assets                                          8,107,000       7,386,000

Property and equipment, net                                         3,238,000       2,806,000
Intangible assets, net                                                239,000         254,000
Notes receivable and other assets                                      57,000          58,000
                                                                 ------------    ------------
                                                                 $ 11,641,000    $ 10,504,000
                                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,684,000    $    932,000
   Accrued liabilities                                                635,000         467,000
   Notes payable, current portion                                     132,000         131,000
   Capital leases, current portion                                     28,000          41,000
                                                                 ------------    ------------
      Total current liabilities                                     2,479,000       1,571,000

Notes payable, less current portion                                   325,000         363,000
Deferred income taxes                                                 340,000         340,000
                                                                 ------------    ------------
      Total liabilities                                             3,144,000       2,274,000
                                                                 ------------    ------------


Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
    23,920,516 and 23,942,516 shares issued and
    outstanding at March 31, 2001
    and December 31, 2000, respectively                               239,000         239,000
   Additional paid-in capital                                      23,995,000      24,028,000
   Accumulated deficit                                            (15,737,000)    (16,037,000)
                                                                 ------------    ------------
      Total shareholders' equity                                    8,497,000       8,230,000
                                                                 ------------    ------------
                                                                 $ 11,641,000    $ 10,504,000
                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------

                                           FOR THE THREE MONTHS ENDED MARCH 31,

                                                  2001             2000

Sales                                         $  5,435,000    $  4,940,000

Cost of goods sold, excluding depreciation
    and amortization                             3,054,000       2,888,000
                                              ------------    ------------

                                                 2,381,000       2,052,000

Expenses:
 Selling, general and administrative             1,809,000       1,550,000
 Depreciation and amortization                     117,000         102,000
                                              ------------    ------------
 Income from operations                            455,000         400,000

    Interest, net                                   (4,000)        (12,000)
                                              ------------    ------------

Income before provision for income taxes           459,000         412,000


Provision for income taxes                         159,000               0
                                              ------------    ------------

Net income                                    $    300,000    $    412,000
                                              ============    ============


Basic income per share                        $     0.01      $     0.02
                                              ------------    ------------

Diluted income per share                      $     0.01      $     0.02
                                              ------------    ------------
Basic weighted average shares outstanding       23,691,868      24,086,103
                                              ------------    ------------
Diluted weighted average shares outstanding     25,051,701      26,131,013
                                              ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                      Shares    Common      Additional   Accumulated       Total
                                 Stock       Paid-in       Deficit
                                             Capital
Balance at
December 31, 2000   23,942,516  $239,000   $24,028,000   ($16,037,000)  $8,230,000

Options Exercised       11,000                  12,000                  $   12,000

Shares
repurchased/cancelled  (33,000)                (45,000)                    (45,000)

Net Income                                                    300,000      300,000
                    ----------  --------   -----------   ------------   ----------
Balance at
March 31, 2001      23,920,516  $239,000   $23,995,000   ($15,737,000)  $8,497,000
                    ==========  ========   ===========   ============   ==========

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,

                                                         2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   300,000    $   412,000
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
  Depreciation and amortization                          117,000        102,000

  Changes in assets and liabilities:
    Restricted cash                                                      11,000
    Accounts receivable, net                             492,000       (281,000)
    Inventories                                       (1,047,000)      (525,000)
    Prepaid expenses, notes receivable
      other assets                                       (77,000)       192,000
    Accounts payable and accrued liabilities             920,000         60,000
                                                     -----------    -----------

Net cash provided by (used in) operating
  activities:                                            705,000        (29,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (527,000)      (101,000)
    Cost of intangible assets                             (7,000)        (6,000)
                                                     -----------    -----------

Net cash used in investing activities                   (534,000)      (107,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                       5,281,000
    Repayments on loans payable                          (37,000)    (4,801,000)
    Proceeds from issuance of common stock                                1,000
    Proceeds from exercise of options                     12,000        167,000
    Payments for repurchase of common stock              (45,000)       (81,000)
    Principle repayments on capital leases               (13,000)       (34,000)
                                                     -----------    -----------

Net cash provided by (used in)                           (83,000)       533,000
                                                     -----------    -----------
financing activities

Increase in cash during the period                        88,000        397,000

Cash, beginning of period                            $ 1,131,000    $   785,000
                                                     -----------    -----------
Cash, end of period                                  $ 1,219,000    $ 1,182,000
                                                     -----------    -----------

Supplemental disclosure of cash flow information:
    Cash paid for interest                           $     9,000    $    21,000
                                                     -----------    -----------

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

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000.

    There have been no significant changes since December 31, 2000 in accounting principles and practices utilized in the presentation of these financial statements.

3.  INVENTORIES

                                               MARCH 31,    DECEMBER 31,
                                                  2000          2001
       Raw materials                           $2,106,000    $1,375,000
       Work in process                            413,000       174,000
       Finished goods                           1,232,000     1,155,000
                                              ------------ -------------
                                                3,751,000     2,704,000
       Less reserve for obsolescence             (305,000)     (305,000)
                                               $3,446,000    $2,399,000
                                              ------------ -------------

4.  RECLASSIFICATIONS

    Certain 2000 balances have been reclassified to conform with the current quarter's presentation. These reclassifications had no effect on net income, total assets, or liabilities.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

5.  BASIC AND DILUTED NET INCOME PER SHARE

    The following table provides a reconciliation of both the net income and the number of shares used in the computation of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2000           1999
Net income (Numerator)                                $   300,000    $   412,000

Shares (Denominator):
   Basic weighted average shares outstanding           23,691,868     24,086,103
   Add: Dilutive effect of stock options and
   warrants                                             1,359,833      2,044,910
                                                      -----------    -----------

   Diluted weighted average shares outstanding         25,051,701     26,131,013
                                                      ===========    ===========

Net income per share:
   Basic                                              $      0.01    $      0.02

   Diluted                                            $      0.01    $      0.02

6.  PROVISION FOR INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. The provision for income taxes for the three months ended March 31, 2001 was $159,000, as compared to $0 for the three months ended March 31, 2000. The effective tax rate for the first quarter 2001 was 34% as compared to 0% for the same period in 2000 as the Company had net operating loss (NOL) carryforwards to utilize.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

7.  ACTIVITY OF BUSINESS SEGMENTS

    The Company classifies its businesses into three fundamental segments:
    Apparel, consisting of a complete line of disposable clothing such as coveralls, frocks, lab coats, hoods, bouffant caps, and shoe covers (including the Aqua Track and spunbond shoe covers); Mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

    The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

    The following table shows net sales for each segment for the three months ended March 31, 2001 and 2000:

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      2001             2000
Apparel                                            $ 3,433,000      $ 2,854,000
Mask and shield                                      1,402,000        1,450,000
Fleece                                                 600,000          636,000
                                                   -----------      -----------

Consolidated total net sales                       $ 5,435,000      $ 4,940,000
                                                   ===========      ===========

    A reconciliation of total segment net income to total consolidated net income for the three months ended March 31, 2001 and 2000 is presented below:

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      2001             2000
Apparel                                            $   853,000      $   493,000
Mask and Shield                                        102,000          477,000
Fleece                                                 139,000          153,000
                                                   -----------      -----------

Total segment net income                             1,094,000        1,123,000
Unallocated corporate overhead expenses               (794,000)        (711,000)
                                                   -----------      -----------

Consolidated net income                            $   300,000      $   412,000
                                                   ===========      ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income before provision for income taxes for the three months ended March 31, 2001 of $459,000 as compared to net income before provision for income taxes of $412,000 for the three months ended March 31, 2000, representing an improvement of $47,000 or 11.4%. The net income before provision for income taxes increase of $47,000 is attributable primarily to an increase in gross profit of $329,000 due to higher sales and gross profit margin, partially offset by an increase in selling, general and administrative expenses of $259,000, an increase in depreciation and amortization of $15,000 and a decrease in net interest income of $8,000.

SALES Consolidated sales for the three months ended March 31, 2001 increased to $5,435,000 from $4,940,000 for the three months ended March 31, 2000, representing an increase of $495,000 or 10.0%.

Sales for the Apparel Division for the three months ended March 31, 2001 were $3,433,000 as compared to $2,854,000 for the same period of 2000. The Apparel Division sales increase of $579,000 or 20.3% was due to increased sales to the Company's largest distributor. This distributor has reported sales increases to its customers of the Company's products for eleven consecutive quarters. The Company's management expects this growth to continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales decreased by $48,000 or 3.3% to $1,402,000 for the first quarter of 2001 from $1,450,000 in 2000. This decrease is primarily the result of a decline in industrial mask sales, partially offset by growth in medical mask sales. Industrial mask sales were unusually strong in the first quarter of 2000. Although, mask and eye shield sales were down this quarter compared to the same quarter in 2000, this quarter's mask and eye shield sales were the strongest in the past four quarters.

Sales from the Company's Extended Care Unreal Lambskin(R) (and other related products, which includes a line of pet beds), decreased by $36,000 or 5.7% to $600,000 for the three months ended March 31, 2001 from $636,000 for the three months ended March 31, 2000. The decrease in sales of $36,000 is primarily the result of a decrease in medical fleece product sales partially offset by an increase in pet bed sales. In 2000, the Company implemented a pet products telemarketing campaign and feels that sales should continue to strengthen in 2001.

The Company's largest distributor, which supplies the industrial cleanroom/safety market and accounts for a significant percent of Company's revenues, has had sales increases of the Company's products to their end-users for eleven consecutive quarters. The expectation is that growth should continue, and as a result the Company's sales to this distributor should also remain strong.

The Medical market, which includes a line of face masks and fleece bed pads, is up by $65,000 or 7.2% year to date. Medical face masks sales are up and fleece bed pads sales are down. With the release of the new medical mask product portfolio and the addition of independent sales representatives, sales of medical face masks are expected to continue to improve in 2001.

Dental market sales are basically flat, up by $3,000 or 0.7% for the three months ended March 31, 2001 as compared to the same period in 2000. The Company is working with a national dental distributor to increase the Company's share of the Dental market. The result of those efforts are expected to improve the Company's dental market revenue in the latter half of 2001.

Sales in the Pet/consumer supply market, in which the Company markets a line of pet beds, are up by $19,000 or 6.7% for the three months ended March 31, 2001 as compared to the same period in 2000. The Company has dedicated a sales representative to this market since last year and sales should continue to strengthen.

In the Food Service market, sales for the three months ended March 31, 2001 were $67,000 compared to $46,000 in the same period of 2000, an increase of $21,000 or 45.7%. The Company continues to see growth from its existing customers, and the telemarketing and sampling campaigns to its major customer is generating positive results. Furthermore, new efforts to acquire additional national chain business have been implemented, and we anticipate new revenues from this strategy this year. In that vein, the Company will be showcasing its proprietary Personal Safety Apparel product line and several new leading edge niche products at the world's largest trade show in Chicago in May, 2001. Management is confident our increased exposure and new product launches to the Foodservice sector will result in added revenues for the balance of 2001, and will position Alpha for significant revenue growth in this marketplace.

Management believes that in 2001, revenue will grow in all of its current markets, which include Industrial Cleanroom/Safety, Medical, Dental, Pet Supply and Food Service.

COST OF GOODS SOLD Cost of goods sold increased to $3,054,000 for the three months ended March 31, 2001 from $2,888,000 for the same period in 2000. As a percentage of net sales, cost of goods sold decreased to 56.2% in 2001 from 58.5% in 2000. Gross profit margin increased to 43.8% for the three months ended March 31, 2001 from 41.5% for the same period in 2000. Management expects gross profit margin for fiscal 2001 to continue to be strong, due to a more global emphasis on purchasing and a continued emphasis on improving manufacturing processes and efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $259,000 or 16.7%, to $1,809,0000 for the three months ended March 31, 2001 from $1,550,000 for the three months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% in the three months ended March 31, 2001 from 31.4% in the same period of 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $151,000, with the largest percentage being sales & marketing based salaries; increased general expense of $86,000, and exchange rate losses of $11,000. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $15,000 to $117,000 for the three months ended March 31, 2001 from $102,000 for the same period in 2000. The increase is primarily attributable to an increased number of depreciable automated shoecover machines and the introduction of new mask machines.

INCOME FROM OPERATIONS Income from operations increased by $55,000 or 13.8%, to $455,000 for the three months ended March 31, 2001 as compared to income from operations of $400,000 for the three months ended March 31, 2000. The increase in income from operations is due to an increase in gross profit of $329,000, partially offset by an increase in selling, general and administrative expenses of $259,000 and an increase in depreciation and amortization of $15,000.

NET INTEREST Net interest income decreased by $8,000, to net interest income of $4,000 for the three months ended March 31, 2001 from net interest income of $12,000 for the three months ended March 31, 2000. The decrease in net interest income is due to decreased interest income partially offset by lower borrowings, lower interest rates and a decreased number of outstanding capital leases.

PROVISION FOR INCOME TAX The provision for income tax was $159,000 for the three months ended March 31, 2001 from $0 for the three months ended March 31, 2000. The estimated tax rate for the first quarter ended March 31, 2001 is 34.0%, as compared with 0.0% in the same period of 2000. The Company utilized its net operating loss (NOL's) carryforwards by the end of the third quarter of last year.

INCOME BEFORE PROVISION FOR INCOME TAXES Net income before provision for income taxes for the three months ended March 31, 2001 was $459,000 as compared to $412,000 for the three months ended March 31, 2000, representing an improvement of $47,000 or 11.4%. The net income before provision for income taxes improvement of $47,000 is attributable primarily to an increase in gross profit of $329,000 due to higher sales and gross profit margin, partially offset by an increase in selling, general and administrative expenses of $259,000, an increase in depreciation and amortization of $15,000 and a decrease in net interest income of $8,000.

NET INCOME Net income for the three months ended March 31, 2001 was $300,000 compared to net income of $412,000 for the three months ended March 31, 2000, a reduction of $112,000 or 27.2%. The net income decrease of $112,000 is comprised of an increase in income taxes of $159,000 and a decrease in interest income of $8,000, partially offset by an increase in income from operations of $55,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had cash of $1,219,000 and working capital of $5,628,000. During the three months ended March 31, 2001, cash increased by $88,000 and accounts payable and accrued liabilities increased by $920,000. The increase in the Company's cash is primarily due to income from operations, a decrease in accounts receivable and an increase in accounts payable & accrued liabilities, partially offset by an increase in inventories and capital expenditures. The Company has a $4,029,000 credit facility with the bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and a equipment loan of $304,000, with interest at prime plus 1.0% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loan. At March 31, 2001, the prime interest rate 8.0%. The line of credit expires in May 2002, the term note expires in April 2003 and the equipment loan expires in November 2005. At March 31, 2001, the Company had not borrowed on its line of credit.

Net cash provided by operations was $705,000 for the three months ended March 31, 2001 compared to cash used in operations of $29,000 for the same period of 2000. The Company's generation of cash from operations for the three months ended March 31, 2001 is due primarily to net income, a decrease in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory and prepaid expenses & other assets.

The Company's investing activities have consisted primarily of expenditures for property & equipment of $527,000 and increases in intangible assets of $7,000 for a total of $534,000 for the three months ended March 31, 2001 compared to $107,000 for the three months ended March 31, 2000.

The Company anticipates that its mask manufacturing capabilities will be further improved in 2001 at an estimated cost of $300,000. The Company also anticipates that its automated shoecover manufacturing capabilities will be further improved in 2001 at an estimated cost of $150,000. The Company intends to lease equipment whenever possible.

During the three months ended March 31, 2001, the Company's cash used in financing activities resulted primarily from net decreases in the Company's loans payable of $37,000, decreases in capital leases of $13,000 and the buy-back of 33,000 of the Company's common shares at a cost of $45,000 and the exercise of 11,000 shares of the Company's common shares in which the Company received $12,000. The Company announced in December 1999 that it approved the buy-back of up to $500,000 of its own shares. In January 2001, the Company announced that its Board of Directors had approved the repurchase of an additional $500,000 of the Company's outstanding common stock. As of April 15, 2001, the Company has bought back 464,300 common shares at a cost of $607,100.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its traditional banking agreement, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at least 12 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Alpha Pro Tech, Ltd.


DATE: APRIL 26, 2001                BY: /s/ SHELDON HOFFMAN
                                    -----------------------------------
                                    SHELDON HOFFMAN
                                    CHIEF EXECUTIVE OFFICER
                                    CHIEF FINANCIAL OFFICER
                                    PRINCIPAL FINANCIAL OFFICER