Form 10-Q
period 2001-06-30
ALPHA PRO TECH LTD
filed 2001-08-07
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 2001 COMMISSION FILE NO. 0-19893
                                             ---------------------------

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
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of AUGUST 2, 2001
                     --------------

Common stock, $.01 par value.....                    23,962,033

                              ALPHA PRO TECH, LTD.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements (Unaudited)                  Page No.

         a)    Consolidated Balance Sheet - June 30, 2001 (unaudited)
               and December 31, 2000                                       1

         b)    Consolidated Statement of Operations for the three and
               six months ended June 30, 2001 and June 30, 2000
               (unaudited)                                                 2

         c)    Consolidated Statement of Shareholder's Equity for the
               six months ended June 30, 2001 (unaudited)                  3

         d)    Consolidated Statement of Cash Flows for the six months
               ended June 30, 2001 and June 30, 2000 (unaudited)           4

         e)    Notes to Consolidated Financial Statements                  5-7

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-12

Part II. OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote Security Holders                  13

SIGNATURES                                                                 14

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      JUNE 30,        DECEMBER 31,
                                                                        2001              2000
ASSETS
Current assets:
    Cash                                                            $    869,000      $  1,131,000
    Accounts receivable, net of allowance for doubtful
       accounts of $32,000 at June 30, 2001
       and December 31, 2000                                           3,123,000         3,359,000
    Inventories, net                                                   3,610,000         2,399,000
    Prepaid expenses and other current assets                            201,000           247,000
    Deferred income taxes                                                250,000           250,000
                                                                    ------------      ------------
        Total current assets                                           8,053,000         7,386,000

Property and equipment, net                                            3,543,000         2,806,000
Intangible assets, net                                                   225,000           254,000
Notes receivable and other assets                                         57,000            58,000
                                                                    ------------      ------------
                                                                    $ 11,878,000      $ 10,504,000
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $  1,316,000      $    932,000
    Accrued liabilities                                                  603,000           467,000
    Notes payable, current portion                                       422,000           131,000
    Capital leases, current portion                                       18,000            41,000
                                                                    ------------      ------------
        Total current liabilities                                      2,359,000         1,571,000

Notes payable, less current portion                                      524,000           363,000
Deferred income taxes                                                    340,000           340,000
                                                                    ------------      ------------
        Total liabilities                                              3,223,000         2,274,000
                                                                    ------------      ------------

Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      23,857,016 and 23,942,516 shares issued and
      outstanding at June 30, 2001
      and December 31, 2000, respectively                                239,000           239,000
    Additional paid-in capital                                        23,888,000        24,028,000
    Accumulated deficit                                              (15,472,000)      (16,037,000)
                                                                    ------------      ------------
        Total shareholders' equity                                     8,655,000         8,230,000
                                                                    ------------      ------------
                                                                    $ 11,878,000      $ 10,504,000
                                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                    2001            2000            2001            2000
Sales                                           $ 6,003,000     $ 5,131,000     $11,438,000     $10,071,000

Cost of goods sold, excluding depreciation
    and amortization                              3,473,000       3,059,000       6,527,000       5,947,000
                                                -----------     -----------     -----------     -----------

Gross margin                                      2,530,000       2,072,000       4,911,000       4,124,000

Expenses:
    Selling, general and administrative           1,991,000       1,609,000       3,800,000       3,159,000
    Depreciation and amortization                   120,000         101,000         237,000         203,000
                                                -----------     -----------     -----------     -----------

    Income from operations                          419,000         362,000         874,000         762,000

      Interest, net                                   4,000          20,000              --           8,000
                                                -----------     -----------     -----------     -----------

Income before provision
    for income taxes                                415,000         342,000         874,000         754,000

Provision for income taxes                          150,000              --         309,000              --
                                                -----------     -----------     -----------     -----------

Net income                                      $   265,000     $   342,000     $   565,000     $   754,000
                                                ===========     ===========     ===========     ===========

Basic income per share                          $      0.01     $      0.01     $      0.02     $      0.03
                                                -----------     -----------     -----------     -----------

Diluted income per share                        $      0.01     $      0.01     $      0.02     $      0.03
                                                -----------     -----------     -----------     -----------

Basic weighted average shares outstanding        23,595,697      24,043,874      23,643,783      24,064,988
                                                -----------     -----------     -----------     -----------

Diluted weighted average shares outstanding      23,716,767      25,846,027      24,384,234      25,988,520
                                                -----------     -----------     -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                           Shares          Common        Additional        Accumulated         Total
                                            Stock      Paid-in Capital       Deficit
Balance at
December 31, 2000        23,942,516      $ 239,000      $ 24,028,000      ($16,037,000)     $ 8,230,000

Exercise of Options          76,000          1,000            57,000                             58,000

Repurchase and
cancellation of
common stock               (161,500)        (1,000)         (197,000)                          (198,000)

Net Income                                                                     565,000          565,000
                         ----------      ---------      ------------      ------------      -----------

Balance at
June 30, 2001            23,857,016      $ 239,000      $ 23,888,000      ($15,472,000)     $ 8,655,000
                         ==========      =========      ============      ============      ===========

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,

                                                                 2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   565,000      $   754,000
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                  237,000          203,000

  Changes in assets and liabilities:
    Restricted cash                                                                11,000
    Accounts receivable, net                                     236,000         (289,000)
    Inventories, net                                          (1,211,000)        (317,000)
    Prepaid expenses and other current assets                     47,000           79,000
    Accounts payable and accrued liabilities                     520,000         (113,000)
                                                             -----------      -----------

Net cash provided by operating
  activities:                                                    394,000          328,000
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (933,000)        (224,000)
    Cost of intangible assets                                    (12,000)         (14,000)
                                                             -----------      -----------

Net cash used in investing activities                           (945,000)        (238,000)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                  516,000        8,895,000
    Payments on notes payable                                    (64,000)      (8,692,000)
    Proceeds from issuance of common stock                                          1,000
    Proceeds from exercise of options                             58,000          212,000
    Payments for repurchase of common stock                     (198,000)        (177,000)
    Principal payments on capital leases                         (23,000)         (59,000)
                                                             -----------      -----------
Net cash provided by financing activities                        289,000          180,000
                                                             -----------      -----------

Increase/(decrease) in cash during the period                   (262,000)         270,000

Cash, beginning of period                                      1,131,000          785,000
                                                             -----------      -----------
Cash, end of period                                          $   869,000      $ 1,055,000
                                                             -----------      -----------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $    18,000      $    50,000
                                                             -----------      -----------

The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    THE COMPANY

      Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel products and woundcare products. Most of the Company's disposable apparel, mask and shield products, and woundcare products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States.

2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000.

      There have been no significant changes since December 31, 2000 in accounting principles and practices utilized in the presentation of these financial statements.

3.    INVENTORIES

                                                  JUNE 30,          DECEMBER 31,
                                                    2001                2000

Raw materials                                   $ 2,230,000         $ 1,375,000
Work in process                                     208,000             174,000
Finished goods                                    1,477,000           1,155,000
                                                -----------         -----------
                                                  3,915,000           2,704,000
Less reserve for obsolescence                      (305,000)           (305,000)
                                                -----------         -----------
                                                $ 3,610,000         $ 2,399,000
                                                ===========         ===========

4.    RECLASSIFICATIONS

      Certain 2000 balances have been reclassified to conform with the current periods presentation. These reclassifications had no effect on net income, total assets or liabilities.

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

                                                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                               2001            2000            2001            2000
Net income  (Numerator)                                    $   265,000     $   342,000     $   565,000     $   754,000

Shares (Denominator):
    Basic weighted average shares outstanding               23,595,697      24,043,874      23,643,783      24,064,988
    Add: Dilutive effect of stock options and warrants         121,070       1,802,153         740,451       1,923,532
                                                           -----------     -----------     -----------     -----------

    Diluted weighted average shares outstanding             23,716,767      25,846,027      24,384,234      25,988,520
                                                           ===========     ===========     ===========     ===========

Net income  per share:
    Basic                                                  $      0.01     $      0.01     $      0.02     $      0.03
    Diluted                                                $      0.01     $      0.01     $      0.02     $      0.03

6.    PROVISION FOR INCOME TAX

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. The provision for income taxes for the three and six months ended June 30, 2001 was $150,000 and $309,000, as compared to $0 for the three and six months ended June 30, 2000. The Company had no provision for income taxes for the three and six months ended June 30, 2000 because of the utilization of net operating loss carry forwards.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

7.    ACTIVITY OF BUSINESS SEGMENTS

      The Company classifies its businesses into three fundamental segments:
      Apparel, consisting of a complete line of disposable clothing such as coveralls, frocks, lab coats, hoods, bouffant caps and shoe covers; mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin(R), consisting principally of fleece and other related products which includes a line of pet beds.

      The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

      The following table shows net sales for each segment for the three and six months ended June 30, 2001 and 2000:

                                FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                          JUNE 30,                       JUNE 30,
                                    2001           2000            2001            2000
Apparel                          $4,335,000     $3,352,000     $ 7,768,000     $ 6,206,000
Mask and eye shield               1,238,000      1,329,000       2,640,000       2,779,000
Fleece                              430,000        450,000       1,030,000       1,086,000
                                 ----------     ----------     -----------     -----------

Consolidated total net sales     $6,003,000     $5,131,000     $11,438,000     $10,071,000
                                 ==========     ==========     ===========     ===========

      A reconciliation of total segment net income to total consolidated net income for the three and six months ended June 30, 2001 and 2000 is presented below:

                                              FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS
                                                       JUNE 30,                      ENDED JUNE 30,
                                                2001             2000             2001             2000
Apparel                                     $ 1,005,000      $   621,000      $ 1,858,000      $ 1,113,000
Mask and Shield                                  20,000          345,000          122,000          822,000
Fleece                                           72,000           87,000          211,000          240,000
                                            -----------      -----------      -----------      -----------

Total segment net income                      1,097,000        1,053,000        2,191,000        2,175,000
Unallocated corporate overhead expenses        (832,000)        (711,000)      (1,626,000)      (1,421,000)
                                            -----------      -----------      -----------      -----------

Consolidated net income                     $   265,000      $   342,000      $   565,000      $   754,000
                                            ===========      ===========      ===========      ===========

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported income before provision for income taxes for the three months ended June 30, 2001 of $415,000 as compared to $342,000 for the three months ended June 30, 2000, representing an improvement of $73,000 or 21.4%. The improvement is attributable primarily to an increase in gross profit of $458,000, due to higher sales and gross profit margin, a decrease in net interest expense of $16,000, partially offset by an increase in selling, general and administrative expenses of $382,000 and an increase in depreciation and amortization of $19,000.

Income before provision for income taxes for the six months ended June 30, 2001 was $874,000 as compared to $754,000 for the six months ended June 30, 2000, representing an improvement of $120,000 or 15.9%. The improvement is attributable primarily to an increase in gross profit of $787,000, due to higher sales and gross profit margin, a decrease in net interest expense of $8,000, partially offset by an increase in selling, general and administrative expenses of $641,000, and an increase in depreciation and amortization of $34,000.

SALES Consolidated sales for the three months ended June 30, 2001 increased to a record quarterly sales level of $6,003,000 from $5,131,000 for the three months ended June 30, 2000, representing an increase of $872,000 or 17.0%.

Sales for the Apparel Division for the three months ended June 30, 2001 were $4,335,000 as compared to $3,352,000 for the same period of 2000. The Apparel Division sales increase of $983,000 or 29.3% was due primarily to increased sales to the Company's largest distributor. Management's expectation is that Apparel sales growth should continue, and as a result the Company's sales to this distributor should also remain strong.

Mask and eye shield sales decreased by $91,000 or 6.9% to $1,238,000 for the second quarter of 2001 from $1,329,000 in the second quarter of 2000. This decrease is primarily the result of a decline in industrial and medical mask sales, partially offset by growth in medical shield sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased to $430,000 for the three months ended June 30, 2001 from $450,000 for the three months ended June 30, 2000. The decrease in sales of $20,000 or 4.4% is primarily the result of a decrease in consumer fleece sales, partially offset by an increase in medical fleece product sales. Pet bed sales were basically flat in the second quarter of 2001 as compared to the same period in 2000.

Consolidated sales were $11,438,0000 and $10,071,000 for the six months ended June 30, 2001 and 2000 respectively, representing an increase of $1,367,000 or 13.6%.

Sales for the Apparel Division for the six months ended June 30, 2001 were $7,768,000 as compared to $6,206,000 for the same period of 2000, an increase of $1,562,000 or 25.2% The Company's largest distributor has had record year to date sales of the Company's products to their end-users.

Mask and eye shield sales decreased by $139,000 or 5.0% to $2,640,000 for the six months ended June 30, 2001 from $2,779,000 in the same period of 2000. The decrease is primarily due to lower industrial mask sales partially offset by increased medical mask and shield sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products decreased by $56,000 or 5.2% to $1,030,000 for the six months ended June 30, 2001 compared to $1,086,000 in the same period in 2000. The decrease in sales is the result of a decrease in medical bed pad sales and flat pet products sales.

The Company's largest distributor, which supplies Apparel products for the industrial safety and clean room markets and accounts for a significant percent of the Company's revenues, has had sales increases of the Company's products to end-users of 16.9% for the six months ended June 30, 2001 as compared to the same period in 2000. The expectation is that Apparel sales growth should continue, and as a result the Company's sales to this distributor should also remain strong.

The Medical market, which includes a line of face masks, eye shield and fleece bed pads, is up $114,000 or 6.0% year to date, to $2,022,000 for the six months ended June 30, 2001 as compared to $1,908,000 for the six months ended June 30, 2000. Medical face masks and eye shield sales are up year to date and fleece bed pads sales are down. With release of the new medical mask product portfolio, medical sales should improve over the next twelve months. As stated previously, medical mask sales have increased this year.

Dental market sales are down by approximately $36,000 or 4.4%, to $787,000 for the six months ended June 30, 2001 as compared to $823,000 for the same period in 2000. The Company continues to work with dental distributors to increase the Company's share of the Dental market. The result of those efforts are expected to improve the Company's dental market revenue in the second half of 2001.

Sales in the Pet supply market, in which the Company markets a line of pet beds are down $9,000 or 1.9%, to $459,000 for the six months ended June 30, 2001, compared to $468,000 for same period in 2000.

In the Food Service market, sales for the six months ended June 30, 2001 were $86,000 compared to $83,000 in the same period of 2000. The Company continues to work with its existing customers, and has introduced new edge products to its major customer which are generating positive feedback. Furthermore, new efforts to acquire additional national chain business have been implemented, and the Company anticipates new revenues from this strategy within the year. Management is confident that increased exposure and new product launches to the Food service sector will result in added revenues over the next twelve months, and will position Alpha for revenue growth in this marketplace.

Management believes that the Company is well positioned to grow revenue in its current markets of Industrial Safety, Clean Room, Medical, Dental and Pet Supply, as well as the Food Service market.

COST OF GOODS SOLD Cost of goods sold, excluding depreciation and amortization, increased to $3,473,000 for the three months ended June 30, 2001 from $3,059,000 for the same period in 2000. As a percentage of net sales, cost of goods sold decreased to 57.9% in 2001 from 59.6% in 2000. Gross profit margin increased to 42.2% for the three months ended June 30, 2001 from 40.4% for the same period in 2000.

For the six months ended June 30, 2001 as compared to 2000, cost of goods sold increased to $6,527,000 from $5,947,000. As a percentage of net sales for the six months, cost of goods decreased to 57.1% from 59.1%. Gross profit margin increased to 43.0% from 41.0% for the six months ended June 30, 2001 and 2000, respectively.

Management expects gross profit margin for fiscal 2001 to continue to be strong, due to a more global emphasis on purchasing and a continued emphasis on improving manufacturing processes and efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $382,000 or 23.7% to $1,991,000 for the three months ended June 30, 2001 from $1,609,000 for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% for second quarter 2001 from 31.4% for same quarter in 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $130,000; increased travel expenses of $44,000; increased general office expenses of $221,000; partially offset by decreased public company expenses of $24,000.

Selling, general and administrative expenses increased by $641,000 or 20.3%, to $3,800,000 for the six months ended June 30, 2001 from $3,159,000 for the six months ended June 30, 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $281,000; increased travel expenses of $67,000 and increased general office expenses of $320,000; partially offset by decreased public company expenses of $27,000. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% in the six months ended June 30, 2001 from 31.4% in the same period of 2000.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $19,000 to $120,000 for the three months ended June 30, 2001 from $101,000 for the same period in 2000 and increased by $34,000 to $237,000 from $203,000 for the six months ended June 30, 2001 compared to the same period in 2000. The increase is primarily attributable to the introduction of a new Extrusion Coating Machine and new mask machines.

INCOME FROM OPERATIONS Income from operations increased by $57,000 or 15.8%, to $419,000 for the three months ended June 30, 2001 as compared to income from operations of $362,000 for the three months ended June 30, 2000. The increase in income from operations is due to an increase in gross profit of $458,000, partially offset by an increase in selling, general and administrative expenses of $382,000, and a increase in depreciation and amortization of $19,000.

Income from operations increased by $112,000 or 14.7% to $874,000 for the six months ended June 30, 2001 as compared to income from operations of $762,000 for the six months ended June 30, 2000. The increase in income from operations is due to an increase in gross profit of $787,000, partially offset by an increase in selling, general and administrative expenses of $641,000 and a increase in depreciation and amortization expense of $34,000.

NET INTEREST Net interest expense decreased by $16,000 or 80.0% to $4,000 for the three months ended June 30, 2001 from $20,000 for the three months ended June 30, 2000. Net interest expense decreased by $8,000 or 100.0% to $0 for the six months ended June 30, 2001 from $8,000 for the six months ended June 30, 2000. The decrease in net interest expense is due to lower borrowings, lower interest rates, and a decreased number of outstanding capital leases, partially offset by decreased interest income.

INCOME BEFORE PROVISION FOR INCOME TAXES Net income before provision for income taxes for the three months ended June 30, 2001 was $415,000 as compared to $342,000 for the three months ended June 30, 2000, representing an improvement of $73,000 or 21.4%. The net income before provision for income taxes improvement of $73,000 for the three months ended June 30, 2001 compared to the same period in 2000 is attributable primarily to an increase in gross profit of $458,000 due to higher sales and gross profit margin, and a decrease in net interest expense of $16,000, partially offset by an increase in selling, general and administrative expenses of $382,000, and an increase in depreciation and amortization of $19,000.

Net income before provision for income taxes for the six months ended June 30, 2001 was $874,000 as compared to $754,000 for the six months ended June 30, 2000, representing an improvement of $120,000 or 15.9%. The net income before provision for income taxes improvement of $120,000 for the three months ended June 30, 2001 compared to the same period in 2000 is attributable primarily to an increase in gross profit of $787,000 due to higher sales and gross profit margin, and a decrease in net interest expenses of $8,000, partially offset by an increase in selling, general and administrative expenses of $641,000, and an increase in depreciation and amortization of $34,000.

PROVISION FOR INCOME TAX The provision for income taxes for the three and six months ended June 30, 2001 was $150,000 and $309,000, as compared to $0 for the three and six months ended June 30, 2000. The Company had no provision for income taxes for the three and six months ended June 30, 2000 because of the utilization of net operating loss carry forwards. The estimated tax rate is 34.0% in 2001, as compared with 0.0% in 2000.

NET INCOME Net income for the three months ended June 30, 2001 was $265,000 compared to net income of $342,000 for the three months ended June 30, 2000, a decrease of $77,000 or 22.5%. The net income decrease of $77,000 is comprised of an increase in income taxes of $150,000, partially offset by an increase in income from operations of $57,000, and a decrease in interest expense of $16,000.

Net income for the six months ended June 30, 2001 was $565,000 compared to net income of $754,000 for the six months ended June 30, 2000, a decrease of $189,000 or 25.1%. The net income decrease of $189,000 is comprised of an increase in incomes taxes of $309,000, partially offset by an increase in income from operations of $112,000 and a decrease in interest expense of $8,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had cash of $869,000 and working capital of $5,694,000. During the six months ended June 30, 2001, cash decreased by $262,000 and accounts payable and accrued liabilities increased by $520,000. The decrease in the Company's cash is primarily due to a significant increase in inventories, the purchase of property and equipment and the repurchase of common stock offset by income from operations, an increase in accounts payable and accrued liabilities and net proceeds from notes payable. The Company has a $4,301,000 credit facility with the bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 1.0% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At June 30, 2001, the prime interest rate 6.75%. The line of credit expires in May 2002, the term note expires in April 2003 and the equipment loans expire between December 2005, and June 2006. At June 30, 2001, the Company's unused line of credit is $2,175,000.

Net cash provided from operations was $394,000 for the six months ended June 30, 2001 compared to $328,000 for the same period of 2000. The Company's generation of cash from operations of $394,000 for the six months ended June 30, 2001 is due primarily to net income, a decrease in accounts receivable, a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory.

The Company's investing activities have consisted primarily of expenditures for property and equipment of $933,000 and increases in intangible assets of $12,000 for a total of $945,000 for the six months ended June 30, 2001 compared to $238,000 for the six months ended June 30, 2000.

The Company anticipates that its mask manufacturing capabilities are to be further improved in 2001 at an estimated cost of $100,000. The Company also anticipates that its automated shoecover manufacturing capabilities are to be further improved in 2001 at an estimated cost of $150,000. The Company intends to lease equipment whenever possible.

During the six months ended June 30, 2001, the Company's cash provided by financing activities resulted primarily from net increases in the Company's loans payable of $452,000, the exercise of options to purchase 76,000 shares of the Company's common stock for which the Company received $58,000 offset by payments on capital leases of $23,000 and the buy-back of 161,500 of Company's common shares at a cost of $198,000. The Company announced in December 1999 that the Board of Directors approved the buy-back of up to $500,000 of its own shares. In January 2001, the Company announced that its Board of Directors had approved the buy-back of an additional $500,000 of the Company's outstanding common stock. As of June 30, 2001, the Company has bought back 568,100 common shares at a cost of $729,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its commercial loan borrowings, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for at foreseeable future.

ALPHA PRO TECH, LTD.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders

      (a)   Registrant held its Annual Meeting of Shareholders June 8, 2001.

      (b) The following persons were elected Directors pursuant to the votes indicated:

NAME                                               FOR                   AGAINST

Sheldon Hoffman                                    21,307,561            99,475

Alexander Millar                                   21,307,561            99,475

Donald Bennett, Jr                                 21,310,561            96,475

Robert Isaly                                       21,310,561            96,475

John Ritota                                        21,310,561            96,475

Russell Manock                                     21,310,561            96,475

      (c) The only other matter to be voted upon was the ratification of the appointment of Pricewaterhouse Coopers LLP as the Registrant's independent accountants as follows:

         FOR                           AGAINST                           ABSTAIN

         21,318,567                    47,893                            40,576

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alpha Pro Tech, Ltd.


DATE: AUGUST 2, 2001                    BY: /S/ SHELDON HOFFMAN
      -------------------                   ------------------------------------

                                        SHELDON HOFFMAN
                                        CHIEF EXECUTIVE OFFICER
                                        CHIEF FINANCIAL OFFICER
                                        PRINCIPAL FINANCIAL OFFICER