Form 10-Q
period 2001-09-30
ALPHA PRO TECH LTD
filed 2001-11-14
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 2001 COMMISSION FILE NO. 0-19893
                                               ---------------------------

                              ALPHA PRO TECH, LTD.
                              -------------------
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
Yes X   No
   ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock , as of OCTOBER 26, 2001

Common stock, $.01 par value.....                    23,673,233

                              ALPHA PRO TECH, LTD.


                                Table of Contents



PART I.  FINANCIAL INFORMATION




ITEM 1  Consolidated Financial Statements (Unaudited)                               Page No.



         a)       Consolidated Balance Sheet -
                  September 30, 2001 (unaudited) and December 31, 2000                 1

         b)       Consolidated Statement of Operations
                  for the three and nine months ended September 30, 2001
                  and September 30, 2000 (unaudited)                                   2

         c)       Consolidated Statement of Shareholder's Equity
                  for the nine months ended September 30, 2001 (unaudited)             3

         d)       Consolidated Statement of Cash Flows
                  for the nine months ended September 30, 2001
                  and September 30, 2000 (unaudited)                                   4

         e)       Notes to Consolidated Financial Statements                           5-7

ITEM 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                          8-13


SIGNATURES                                                                             14


ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------



                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                2001                 2000
                                                                            (UNAUDITED)

ASSETS
Current assets:
    Cash                                                                      $ 1,088,000         $  1,131,000
    Accounts receivable, net of allowance for doubtful
       accounts of $32,000 at September 30, 2001
       and December 31, 2000                                                    2,772,000            3,359,000
    Inventories, net                                                            3,656,000            2,399,000
    Prepaid expenses and other current assets                                     183,000              247,000
    Deferred income taxes                                                         250,000              250,000
                                                                     --------------------- --------------------
        Total current assets                                                    7,949,000            7,386,000

Property and equipment, net                                                     3,576,000            2,803,000
Intangible assets, net                                                            209,000              254,000
Notes receivable and other assets                                                  57,000               61,000
                                                                     --------------------- --------------------
                                                                             $ 11,791,000         $ 10,504,000
                                                                     --------------------- --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $   626,000           $  932,000
    Accrued liabilities                                                           753,000              467,000
    Notes payable, current portion                                                990,000              131,000
    Capital leases, current portion                                                14,000               41,000
                                                                     --------------------- --------------------
        Total current liabilities                                               2,383,000            1,571,000

Notes payable, less current portion                                               469,000              363,000
Deferred income taxes                                                             340,000              340,000
                                                                     --------------------- --------------------
        Total liabilities                                                       3,192,000            2,274,000
                                                                     --------------------- --------------------


Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      23,696,616 and 23,942,516 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively                      237,000              239,000
    Additional paid-in capital                                                 23,732,000           24,028,000
    Accumulated deficit                                                       (15,370,000)         (16,037,000)
                                                                     --------------------- --------------------
        Total shareholders' equity                                              8,599,000            8,230,000
                                                                     --------------------- --------------------
                                                                             $ 11,791,000         $ 10,504,000
                                                                     ===================== ====================


The accompanying notes are an integral part of these consolidated financial statements.


ALPHA PRO TECH, LTD.

  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------




                                                         FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                            2001              2000                2001               2000



Sales                                                  $ 5,069,000       $ 5,444,000          $ 16,508,000       $ 15,515,000
Cost of goods sold, excluding depreciation
    and amortization                                     2,924,000         3,104,000             9,451,000          9,052,000
                                                   ----------------  ----------------      ----------------  -----------------
Gross margin                                             2,145,000         2,340,000             7,057,000          6,463,000

Expenses:
    Selling, general and administrative                  1,865,000         1,815,000             5,665,000          4,974,000
    Depreciation and amortization                          121,000           103,000               358,000            305,000
                                                   ----------------  ----------------      ----------------  -----------------

Income from operations                                     159,000           422,000             1,034,000          1,184,000
Interest, net                                               14,000             3,000                14,000             11,000
                                                   ----------------  ----------------      ----------------  -----------------

Income before provision
    for income taxes                                       145,000           419,000             1,020,000          1,173,000

Provision for income taxes                                  44,000                 -               353,000                  -
                                                   ----------------  ----------------      ----------------  -----------------

Net income                                              $  101,000        $  419,000            $  667,000        $ 1,173,000
                                                   ================  ================      ================  =================

Basic income per share                                   $    0.00          $   0.02             $    0.03           $   0.05
                                                   ----------------  ----------------      ----------------  -----------------
Diluted income per share                                 $    0.00          $   0.02             $    0.03           $   0.05
                                                   ----------------  ----------------      ----------------  -----------------
Basic weighted average shares outstanding               23,913,020        24,037,317            23,874,167         24,055,765
                                                   ----------------  ----------------      ----------------  -----------------
Diluted weighted average shares outstanding             24,345,712        25,345,334            24,512,032         25,774,125
                                                   ----------------  ----------------      ----------------  -----------------



The accompanying notes are an integral part of these consolidated financial statements.


ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------


                                  Shares         Common          Additional        Accumulated          Total
                                                  Stock       Paid-in Capital        Deficit

Balance at
December 31, 2000                 23,942,516       $239,000         $24,028,000     ($16,037,000)       $8,230,000

Exercise of options                   76,000          1,000              57,000                             58,000

Repurchase and cancellation
of common stock                     (321,900)        (3,000)           (353,000)                          (356,000)

Net Income                                                                               667,000           667,000
                                   ---------      ---------           ---------         ---------        ---------
Balance at
September 30, 2001                23,696,616       $237,000         $23,732,000     ($15,370,000)       $8,599,000
                                 ===========      ==========       ============     =============      ===========


The accompanying notes are an integral part of these consolidated financial statements




ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------




                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,

                                                                     2001                      2000


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 667,000               $ 1,173,000
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                       358,000                   305,000

  Changes in assets and liabilities:
    Restricted cash                                                                              11,000
    Accounts receivable, net                                          587,000                  (595,000)
    Inventories, net                                               (1,257,000)                   70,000
    Prepaid expenses and other assets                                  68,000                   191,000
    Accounts payable and accrued liabilities                          (20,000)                 (363,000)
                                                                      --------                 ---------

Net cash provided by operating
  activities:                                                         403,000                   792,000
                                                                      -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (1,071,000)                 (563,000)
    Purchase of intangible assets                                     (15,000)                  (20,000)
                                                                      --------                  --------

Net cash used in investing activities                              (1,086,000)                 (583,000)
                                                                   -----------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                     1,406,000                 9,927,000
    Payments on notes payable                                        (441,000)               (9,788,000)
    Principal payments on capital leases                              (27,000)                  (92,000)
    Proceeds from issuance of common stock                                                        1,000
    Proceeds from exercise of options                                  58,000                   213,000
    Payments for repurchase of common stock                          (356,000)                 (212,000)
                                                                     ---------                 ---------
Net cash provided by financing activities                             640,000                    49,000
                                                                      -------                    ------

Increase/(decrease) in cash during the period                         (43,000)                  258,000

Cash, beginning of period                                           1,131,000                   785,000
                                                                    ---------                   -------
Cash, end of period                                                $1,088,000                $1,043,000
                                                                   ----------                ----------




The accompanying notes are an integral part of these consolidated financial statements




ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------


1.  THE COMPANY

     Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel products and wound care products. Most of the Company's disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States.



2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 and current year quarterly statements.


     There have been no significant changes since December 31, 2000 in accounting principles and practices utilized in the presentation of these financial statements.



3.  INVENTORIES

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2001                2000

    Raw materials                            $2,040,000           $1,375,000
    Work in process                             171,000              174,000
    Finished goods                            1,750,000            1,155,000
                                         ---------------  -------------------
                                              3,961,000            2,704,000
    Less reserve for obsolescence              (305,000)            (305,000)
                                         ---------------  -------------------
                                             $3,656,000           $2,399,000
                                         ---------------  -------------------
                                         ---------------  -------------------



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



                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                          2001              2000             2001             2000


Net income  (Numerator)                                 $   101,000       $   419,000      $   667,000      $ 1,173,000

Shares (Denominator):
    Basic weighted average shares outstanding            23,913,020        24,037,317       23,874,167       24,055,765
    Add: Dilutive effect of stock options and               432,692         1,308,017          637,865        1,718.360
    warrants
                                                     ---------------   ---------------   --------------   --------------

    Diluted weighted average shares outstanding          24,345,712        25,345,334       24,512,032       25,774,125
                                                     ===============   ===============  ===============  ===============

Net income per share:
    Basic                                                  $   0.00          $   0.02          $  0.03          $  0.05
    Diluted                                                $   0.00          $   0.02          $  0.03          $  0.05





6.   PROVISION FOR INCOME TAX

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. The provision for income taxes for the three and nine months ended September 30, 2001 was $44,000 and $353,000, as compared to $0 for the three and nine months ended September 30, 2000. The Company had no provision for income taxes for the three and nine months ended September 30, 2000 because of the utilization of net operating loss carry forwards.

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

     The following table shows net sales for each segment for the three and nine months ended September 30, 2001 and 2000:



                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                               2001               2000               2001             2000


    Apparel                                   $ 3,498,000        $ 3,584,000       $11,267,000       $9,798,000
    Mask and eye shield                         1,160,000          1,334,000         3,800,000        4,105,000
    Fleece                                        411,000            526,000         1,441,000        1,612,000
                                         -----------------   ----------------    --------------  ---------------

    Consolidated total net sales              $ 5,069,000        $ 5,444,000       $16,508,000      $15,515,000
                                         -----------------   ----------------    --------------  ---------------
                                         -----------------   ----------------    --------------  ---------------



     A reconciliation of total segment net income to total consolidated net income for the three and nine months ended September 30, 2001 and 2000 is presented below:


                                                         FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          2001               2000                2001            2000


 Apparel                                                   $ 681,000          $ 817,000         $2,541,000      $1,930,000
 Mask and Shield                                              45,000            226,000            168,000       1,048,000
 Fleece                                                       63,000            123,000            274,000         363,000
                                                     ----------------   ----------------    ---------------  --------------

 Total segment net income                                    789,000          1,166,000          2,983,000       3,341,000
 Unallocated corporate overhead expenses                   (688,000)          (747,000)        (2,316,000)     (2,168,000)
                                                     ----------------   ----------------    ---------------  --------------

 Consolidated net income                                   $ 101,000          $ 419,000          $ 667,000     $ 1,173,000
                                                     ----------------   ----------------    ---------------  --------------
                                                     ----------------   ----------------    ---------------  --------------

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported income before provision for income taxes for the three months ended September 30, 2001 of $145,000 as compared to $419,000 for the three months ended September 30, 2000, representing a decrease of $274,000 or 65.4%. The decrease is attributable primarily to a decrease in gross profit of $195,000, due to lower sales and severance pay-outs, an increase in selling, general and administrative expenses of $50,000, an increase in depreciation and amortization of $18,000 and an increase in net interest expense of $11,000.



Income before provision for income taxes for the third quarter was adversely affected by two events. The first being severance payouts of approximately $134,000 in connection with closing of one Mexican facility and a reduction of employees in a second Mexican facility for a total reduction of 144 employees. The Company decided in the first half of 2001 to downsize its Mexican operations in order to shift some of its manufacturing to China. The second event being September 11th which significantly affected sales for the quarter. Prior to September, sales for the quarter were up 3.4% but due to a very poor September, the weakest month since December 1996, the quarter ended down 6.9%.



Income before provision for income taxes for the nine months ended September 30, 2001 was $1,020,000 as compared to $1,173,000 for the nine months ended September 30, 2000, representing a decrease of $153,000 or 13.0%. The decrease is attributable primarily to a an increase in selling, general and administrative expenses of $691,000, and an increase in depreciation and amortization of $53,000, an increase in net interest expenses of $3,000, partially offset by an increase in gross profit of $594,000 due to higher sales and gross profit margin,





SALES Consolidated sales for the three months ended September 30, 2001 decreased to $5,069,000 from $5,444,000 for the three months ended September 30, 2000, representing a decrease of $375,000 or 6.9%. Consolidated sales for July and August were 3.4% ahead of the same two months a year ago. Sales for the month of September 2001 were 28.3% lower than sales for the same period in 2000 resulting in the lower sales for the third quarter. The company attributes this to the events of September 11th which disrupted normal business and caused an economic downturn in most all industries for the balance of the month. September 2001 was the company's weakest sales month since December 1996. In October 2001, business returned to normal levels with orders booked at a level consistent with prior months.



Sales for the Apparel Division for the three months ended September 30, 2001 were $3,498,000 as compared to $3,584,000 for the same period of 2000. The Apparel Division sales decrease of $86,000 or 2.4% was due primarily to decreased sales to the Company's largest distributor. This distributor's sales of the Company's products in September 2001 were very weak. Management's expectation is that Apparel sales growth should rebound.

Mask and eye shield sales decreased by $174,000 or 13.0% to $1,160,000 for the third quarter of 2001 from $1,334,000 in the third quarter of 2000. This decrease is primarily the result of a decline in industrial and dental mask sales, partially offset by growth in medical mask and medical shield sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased to $411,000 for the three months ended September 30, 2001 from $526,000 for the three months ended September 30, 2000. The decrease in sales of $115,000 or 21.9% is primarily the result of a decrease in sales of consumer fleece products including pet beds and a decrease in medical fleece product sales.

Consolidated sales were $16,508,000 and $15,515,000 for the nine months ended September 30, 2001 and 2000 respectively, representing an increase of $993,000 or 6.4%.

Sales for the Apparel Division for the nine months ended September 30, 2001 were $11,267,000 as compared to $9,798,000 for the same period of 2000, an increase of $1,469,000 or 15.0%. The Company's largest distributor has had record year to date sales of the Company's products to their end-users.

Mask and eye shield sales decreased by $305,000 or 7.4% to $3,800,000 for the nine months ended September 30, 2001 from $4,105,000 in the same period of 2000. The decrease is primarily due to lower industrial mask sales and dental mask sales, partially offset by increased medical mask and shield sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products decreased by $171,000 or 10.6% to $1,441,000 for the nine months ended September 30, 2001 compared to $1,612,000 in the same period in 2000. The decrease in sales is the result of a decrease in consumer fleece products other than pet products, a decrease in medical bed pad sales and a slight decrease in sales of pet products.

The Company's largest distributor, which supplies apparel products for the industrial safety and clean room markets and accounts for a significant percent of the Company's revenues, had sales increases of the Company's products to end-users of 8.1% for the nine months ended September 30, 2001 as compared to the same period in 2000. The expectation is that Apparel sales growth should continue, and as a result, the Company's sales to this distributor should also remain strong.

The Medical market, which includes a line of face masks, eye shield and fleece bed pads, is up $28,000, or 1.1% year to date, to $2,503,000 for the nine months ended September 30, 2001 as compared to $2,475,000 for the nine months ended September 30, 2000. Medical face masks and eye shield sales are up year to date, but fleece bed pads sales are down. With the release of the new medical mask product portfolio, medical sales should improve over the next twelve months. As stated previously, medical mask sales have increased this year.

Dental market sales are down by approximately $78,000 or 6.3%, to $1,154,000 for the nine months ended September 30, 2001 as compared to $1,232,000 for the same period in 2000. The Company recently hired a Dental sales specialist and the result of his efforts are expected to improve the Company's dental market revenue in 2002.

Sales in the Pet Supply market, in which the Company markets a line of pet beds are down $12,000 or 2.5%, to $470,000 for the nine months ended September 30, 2001, compared to $482,000 for same period in 2000.

In the Food Service market, sales for the nine months ended September 30, 2001 were $179,000 compared to $127,000 in the same period of 2000, up $52,000 or 40.9%. The Company continues to work with its existing customers, and has introduced new products to its major customer that continue to generate positive feedback. Management is confident that increased exposure and new product launches to the Food service sector will result in added revenues over the next twelve months.

Management believes that the Company is positioned to grow revenue in its current markets of Industrial Safety, Clean Room, Medical, Dental and Pet Supply, as well as the Food Service market in fiscal 2002.

COST OF GOODS SOLD Cost of goods sold, excluding depreciation and amortization, decreased to $2,924,000 for the three months ended September 30, 2001 from $3,104,000 for the same period in 2000. As a percentage of net sales, cost of goods sold increased to 57.7% in 2001 from 57.0% in 2000. Gross profit margin decreased to 42.3% for the three months ended September 30, 2001 from 43.0% for the same period in 2000.

Gross profit margin in the third quarter was negatively affected by severance payouts of approximately $80,000 to 144 employees on the closing of one facility in Mexico and a reduction of employees in a second facility in Mexico. The Company decided in the first half of 2001 to downsize its operations in Mexico in order to shift some of its manufacturing to China. Excluding the severance payouts, gross margin would have increased to 43.9% for the third quarter ended September 30, 2001 from 43.0% for the same period in 2000

For the nine months ended September 30, 2001 as compared to 2000, cost of goods sold increased to $9,451,000 from $9,052,000. As a percentage of net sales for the nine months, cost of goods decreased to 57.3% from 58.3%. Gross profit margin increased to 42.7% from 41.7% for the nine months ended September 30, 2001 and 2000, respectively.

Management expects gross profit margin to continue to improve over the next twelve months due to an emphasis on manufacturing in China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $50,000 or 2.8% to $1,865,000 for the three months ended September 30, 2001 from $1,815,000 for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 36.8% for third quarter 2001 from 33.3% for same quarter in 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $59,000, of which $54,000 is due to severance payouts on downscaling the Company's operations in Mexico due to moving some manufacturing to China; increased travel, marketing and commission expenses of $6,000; increased rent, insurance and general office expenses of $21,000; partially offset by decreased public company expenses of $35,000.

Selling, general and administrative expenses increased by $691,000 or 13.9%, to $5,665,000 for the nine months ended September 30, 2001 from $4,974,000 for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $341,000; increased travel expenses of $102,000 and increased general office expenses of $304,000; partially offset by decreased public company expenses of $62,000. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% in the nine months ended September 30, 2001 from 32.1% in the same period of 2000.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased by $18,000 to $121,000 for the three months ended September 30, 2001 from $103,000 for the same period in 2000 and increased by $53,000 to $358,000 from $305,000 for the nine months ended September 30, 2001 compared to the same period in 2000. The increase is primarily attributable to the introduction of a new Extrusion Coating Machine and new mask machines.

INCOME FROM OPERATIONS Income from operations decreased by $263,000 or 62.3%, to $159,000 for the three months ended September 30, 2001 as compared to income from operations of $422,000 for the three months ended September 30, 2000. The decrease in income from operations is due to a decrease in gross profit of $195,000, an increase in selling, general and administrative expenses of $50,000, and an increase in depreciation and amortization of $18,000.

Income from operations for the third quarter was adversely affected by two events. The first being severance payouts of approximately $134,000 on the closing of one facility in Mexico and a reduction of employees in a second Mexican facility for a total reduction of 144 employees. The Company decided in the first half of 2001 to downsize its Mexican operations in order to shift some of its manufacturing to China. The second event being September 11th which significantly affected sales for the quarter. Going into September, sales for the quarter were up 3.4% but due to a very poor September, the weakest month since December 1996, the quarter ended down 6.9%.

Income from operations decreased by $150,000 or 12.7% to $1,034,000 for the nine months ended September 30, 2001 as compared to income from operations of $1,184,000 for the nine months ended September 30, 2000. The decrease in income from operations is due to by an increase in selling, general and administrative expenses of $691,000 and an increase in depreciation and amortization expense of $53,000, partially offset by an increase in gross profit of $594,000.

 NET INTEREST Net interest expense increased by $11,000 to $14,000 for the three months ended September 30, 2001 from $3,000 for the three months ended September 30, 2000. Net interest expense increased by $3,000 to $14,000 for the nine months ended September 30, 2001 from $11,000 for the nine months ended September 30, 2000. The increase in net interest expense is due to higher borrowings, decreased interest income, partially offset by lower interest rates, and a decreased number of outstanding capital leases.

INCOME BEFORE PROVISION FOR INCOME TAXES Net income before provision for income taxes for the three months ended September 30, 2001 was $145,000 as compared to $419,000 for the three months ended September 30, 2000, representing a decrease of $274,000 or 65.4%. The net income before provision for income taxes decrease of $274,000 for the three months ended September 30, 2001, compared to the same period in 2000 is attributable primarily to a decrease in gross profit of $195,000 due to lower sales, an increase in selling, general and administrative expenses of $50,000, an increase in depreciation and amortization of $18,000, and an increase in net interest expense of $11,000.

Net income before provision for income taxes for the nine months ended September 30, 2001 was $1,020,000 as compared to $1,173,000 for the nine months ended September 30, 2000, representing a decrease of $153,000 or 13.0%. The net income before provision for income taxes decrease of $153,000 for the nine months ended September 30, 2001 compared to the same period in 2000 is attributable primarily to an increase in selling, general and administrative expenses of $691,000, and an increase in depreciation and amortization of $53,000, a increase in net interest expense of $3,000, partially offset by an increase in gross profit of $594,000 due to higher sales and gross profit margin.

PROVISION FOR INCOME TAX The provision for income taxes for the three and nine months ended September 30, 2001 was $44,000 and $353,000, as compared to $0 for the three and nine months ended September 30, 2000. The Company had no provision for income taxes for the three and nine months ended September 30, 2000 because of the utilization of net operating loss carry forwards. The estimated tax rate is 34% in 2001, as compared with 0.0% in 2000.

NET INCOME Net income for the three months ended September 30, 2001 was $101,000 compared to net income of $419,000 for the three months ended September 30, 2000, a decrease of $318,000 or 75.9%. The net income decrease of $318,000 is comprised of a decrease in income from operations of $263,000, of which $134,000 relates to severance payouts on downscaling Mexican facilities and moving manufacturing to China and an increase in net interest expense of $11,000 and an increase in income taxes of $44,000.

Net income for the nine months ended September 30, 2001 was $667,000 compared to net income of $1,173,000 for the nine months ended September 30, 2000, a decrease of $506,000 or 43.1%. The net income decrease of $506,000 is comprised of a decrease in income from operations of $150,000, an increase in net interest expense of $3,000 and an increase in income taxes of $353,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had cash of $1,088,000 and working capital of $5,566,000. During the nine months ended September 30, 2001, cash decreased by $43,000 and accounts payable and accrued liabilities decreased by $20,000. The decrease in the Company's cash is primarily due to a significant increase in inventories, the purchase of property and equipment, a decrease in accounts payable and accrued liabilities and the repurchase of common stock, offset by income from operations, and net proceeds from notes payable. The Company has a $4,301,000 credit facility with the bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 1.0% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At September 30, 2001, the prime interest rate was 6.00%. The line of credit expires in May 2002, the term note expires in April 2003 and the equipment loans expire between December 2005, and September 2006. At September 30, 2001, the Company's unused line of credit is $1,390,000.

Net cash provided from operations was $403,000 for the nine months ended September 30, 2001 compared to $792,000 for the same period of 2000. The Company's generation of cash from operations of $403,000 for the nine months ended September 30, 2001 is due primarily to a decrease in net income, a decrease in accounts receivable, a decrease in prepaid expenses and other assets, and a decrease in accounts payable and accrued liabilities, partially offset by an increase in inventories.

The Company's investing activities have consisted primarily of expenditures for property and equipment of $1,071,000 and increases in intangible assets of $15,000 for a total of $1,086,000 for the nine months ended September 30, 2001 compared to $583,000 for the nine months ended September 30, 2000.

The Company does not anticipate the purchase of any additional equipment for the rest of 2001. The Company expects to spend approximately $100,000 for additional equipment in 2002. The Company intends to lease equipment whenever possible.

During the nine months ended September 30, 2001, the Company's cash provided by financing activities resulted primarily from net increases in the Company's loans payable of $965,000, the exercise of options to purchase 76,000 shares of the Company's common stock for which the Company received $58,000, offset by payments on capital leases of $27,000 and the buy-back of 321,900 of Company's common shares at a cost of $356,000. The Company announced in December 1999 that the Board of Directors approved the buy-back of up to $500,000 of its outstanding common stock. In January 2001, the Company announced that its Board of Directors had approved the buy-back of an additional $500,000 of the Company's outstanding common stock. As of September 30, 2001, the Company has bought back 728,500 common shares at a cost of $887,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the foreseeable future.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Alpha Pro Tech, Ltd.

DATE:   NOVEMBER 9, 2001             BY:  /s/ SHELDON HOFFMAN
     -----------------------            -------------------------
                                     SHELDON HOFFMAN
                                     CHIEF EXECUTIVE OFFICER
                                     CHIEF FINANCIAL OFFICER
                                     PRINCIPAL FINANCIAL OFFICER