Form 10-K
period 2001-12-31
ALPHA PRO TECH LTD
filed 2002-03-27
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-K
(Mark One)
/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the fiscal year ended December 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number - 019893

                                   ----------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

                                   ----------

          Delaware                                       63-1009183
----------------------------                 ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.
incorporation or organization

Suite 112, 60 Centurian Drive
Markham, Ontario                                      L3R 9R2
-----------------------------                         -------
Address of principal offices                          Zip Code

Registrant's telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----     -----

The number of registrant's Common Shares outstanding as of February 28, 2002 was 23,546,809

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $21,192,128 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2002 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        ---

                                     PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of historical facts, which address the Company's expectations of sources of capital or which express the Company's expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company's future results will not be materially different from those described herein as "believed," "anticipated," "estimated" or "expected," which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 1. BUSINESS
================================================================================

GENERAL

ALPHA PRO TECH, LTD. (the "Company") was incorporated in the State of Delaware on July 1,1994 as a successor to a business that was organized in 1983. The Company's executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and its telephone number is (905) 479-0654. The Company's web site is located at www.alphaprotech.com. Information contained on our web site is not part of this report.

BUSINESS

The Company develops, manufactures and markets disposable protective apparel and consumer products for the cleanroom, industrial, medical, dental, food service and consumer markets. The Company operates through three divisions: apparel; mask and shield; and extended care. The Company's products are primarily sold under the "Alpha Pro Tech" brand name, but are also sold for use under private label.

The Company's products are classified into five groups: Disposable protective apparel consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; food industry apparel consisting of a line of automated shoecovers, sleeve protectors, aprons, and face shields; and consumer products consisting of a line of pet bedding and pet toys. The Company's products as classified above are grouped into three segments. The Apparel segment consisting of disposable protective apparel and food industry apparel; the Mask/Shield segment consisting of infection control products; and the Extended Care segment consisting of extended care products and consumer products.

The Company's current strategy is to not only grow its cleanroom business through its exclusive agreement with VWR Scientific Products, but to also focus on its other core businesses which include medical, dental, industrial safety, pet and food service. As part of its current strategy, emphasis is being placed on developing innovative products and processes and sourcing raw materials and finished goods globally which are expected to increase capacity and gross margins.

The Company's products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 9 major distributors, approximately 900 additional distributors, approximately 24 independent sales representatives and a Company sales and marketing force of 12 people.

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

          Extended Care

          * Unreal Lambskin
          * Medi-Pads
          * Hospital Pads
          * Wheelchair accessories
          * Bedrail Pads
          * Knee and Elbow protectors

          Food Industry

          * Automated Shoecovers
          * Sleeve Protectors
          * Aprons
          * Face Shields

          Consumer Products

          * Pet Bedding
          * Pet Toys

DISPOSABLE PROTECTIVE APPAREL

The Apparel division was established April 1, 1994. The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico and China.

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

FOOD INDUSTRY

A patented automated shoecover machine in combination with a patented laminated material has allowed the Company to develop a shoecover that is being used by McDonald's Corporation through a Supply Agreement and is being tested by a number of other restaurant chains. The balance of the food industry products are manufactured by the apparel division.

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

DISTRIBUTION

The Company relies for the sale of its products primarily on a network of independent distributors which include the following:

*       VWR Scientific
*       Allegiance Healthcare
*       McKesson HBOC
*       Medline Industries
*       Blain Supply
*       Owens and Minor
*       Cameron & Barkley
*       Berkeley Medical Resources
*       Henry Schein, Inc.

These nine major United States distributors to the best of the Company's knowledge, all sell competing products.

Sales to our largest customer represented 65.2% of total sales for 2001, 62.5% for 2000, and 57.85% for 1999.

The Company's agreements with its largest distributor provides for exclusive distribution rights with respect to eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. In order to retain such exclusivity, the distributor has agreed to purchase at least 95% of the prior years distributor sales at cost. Since the beginning of its relationship with such supplier, the minimum requirement has been met each year.

The loss of this customer would have a material adverse effect on the Company's business.

The Company does not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days. The Company anticipates no problem in fulfilling orders as they are placed.

MANUFACTURING

The Company's mask production facility is located in a 24,500 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah.

A 25,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used to manufacture the Company's Extended Care products and consumer products including a line of pet beds and pet toys.

The Company's disposable protective apparel production is located in three facilities, a 50,000 sq. ft. facility located at 1287 Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing. The lease on a third facility, a 19,500 square foot facility at Kennedy Drive #6 in Sonora, Mexico, expires on June 30, 2002.This facility recently became vacant and is not being renewed due to an emphasis on China manufactured goods.

In 2001 the Company began subcontracting the manufacturing of some of its goods previously manufactured in Mexico to contractors in China. These goods are manufactured pursuant to the Company's specifications and quality assurance guidelines. Certain proprietary products are being made in China using material supplied by the Company.

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

COMPETITION

The Company faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas. Other large competitors would include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, White Knight/Precept, Allegiance Health Care Corp., and Medline Industries Inc. The Company's major competitors in the industrial and cleanroom market are Kimberly Clark, 3M, Kappler USA, Dupont and Allegiance Health Care. In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation and Lazy Pet Company. The Company has entered the food service market with a new type of product, and expects competition from companies who provide floor treatment and manufacturers of safety boots such as Shoes For Crews and Traction Plus. However, the Company believes that the quality of its products, along with the price and service provided, will allow it to remain competitive in the disposable apparel market.

Allegiance Health Care Corp. and Medline Industries Inc. are distributors of the Company's products.

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

The Company does not anticipate that any federal, state and local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings or competitive position of its business.

PATENTS AND TRADEMARKS

PATENTS

The Company's policy is to protect its intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, the Company has 14 United States patents relating to its MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, a U.S. patent on the automated shoecover and the shoecover process and a fluid impervious and non-slip fabric for the Company's Aqua Trak shoecover. In addition, the Company has a U.S. patent on a method to fold and put on sterile garments. The Company believes that its patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. The Company also intends to rely on trade secrets and proprietary know-how to maintain and develop its commercial position.

The various United States patents issued have remaining durations of approximately 5 to 15 years before expiration.

TRADEMARKS

Many of the Company products are sold under various trademarks and trade names including Alpha Pro Tech. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

As of February 28, 2002, the Company had 342 employees, including 17 persons at its head office in Markham, Ontario, Canada; 32 persons at its facemask production facility in Salt Lake City, Utah, 22 persons at its Extended Care production facility in Janesville, Wisconsin; 37 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 196 at its sewing and shield assembly operation in Benjamin Hill, Mexico; 25 persons at its coating and automated shoecover facility in Valdosta, Georgia; a sales and marketing staff of 12 and 1 person in China.

None of the Company's employees in the United States and Canada are subject to collective bargaining agreements. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 2001 agreement was signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.

ITEM 2. PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $4,200 under a lease expiring February 28, 2003. Seventeen (17) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Senior Vice President-Finance and Administration, Lloyd Hoffman work out of the head office.

The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah. The monthly rental is $6,200 for 24,500 square feet. This lease expires July 1, 2002 with successive 2-year renewal options with rental rate increases based on the U.S. Consumer Price Index. The Company expects to renew this lease.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 25,000 square feet are leased for $7,400 monthly. The lease expires August 15, 2002. The Company's line of Extended Care and consumer products is manufactured at this facility. The Company expects to renew this lease.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rental is $14,200 for 50,000 square feet. This lease expires November 30, 2002. Sewing and shield assembly is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $8,500 for 30,000 square feet. This lease expires June 23, 2004. A third facility, a 19,500 square foot plant at Kennedy Drive #6 in Sonora, Mexico is vacant due to an emphasis on China manufactured goods. The monthly rental is $6,700 for 19,500 square feet. This lease expires June 30, 2002 and will not be renewed.

The Coating and Automated Shoecover Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $4,500 for 36,000 square feet. This lease expires June 1, 2005.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF
                                   SECURITIES

Through April 3, 2001, the Common Shares of the Company were cleared for quotation on the National Association of Securities Dealers (NASD) Over the Counter (OTC) Bulletin Board under the symbol "APTD."

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the NASD were as follows:

                                                       LOW       HIGH
                                                      ------    -------
2000           First Quarter                          $ 0.72    $ 4.937
               Second Quarter                           1.00      3.75
               Third Quarter                            1.063     1.813
               Fourth Quarter                           1.00      1.438

2001           First Quarter                            1.063     3.75
               Second Quarter                           1.20      1.35
              (Thru April 3, 2001)

Beginning April 4, 2001 the Common Shares of the Company were cleared for trading on the American Stock Exchange (Amex) under the symbol "APT."

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the Amex were as follows:

2001           Second Quarter                         $ 1.01    $ 1.40
               Third Quarter                            0.65      1.20
               Fourth Quarter                           0.84      1.05

2002           First Quarter                            0.84      1.05
              (Thru February 28, 2002)

As of February 28, 2002 there were 479 shareholders of record, and approximately 2,800 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA

ALPHA PRO TECH, LTD.

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                       2001           2000           1999           1998            1997
HISTORICAL STATEMENT OF OPERATIONS DATA
Sales                                              $   21,333,000  $  21,130,000 $   20,235,000 $   17,985,000 $   17,823,000
Gross profit                                            9,086,000      8,892,000      7,985,000      7,252,000      6,229,000
Selling, general and administrative expenses            7,481,000      6,834,000      6,352,000      6,341,000      6,531,000
Interest expense (income)                                  21,000         (6,000)       124,000        193,000        308,000
Depreciation and amortization                             476,000        405,000        362,000        402,000        319,000
Gain on sale of fixed assets                              (98,000)             -              -              -              -
Provision for income taxes                                420,000        199,000         18,000              -              -
                                                   --------------  ------------- -------------- -------------- --------------
Total expenses including provision
  for income taxes                                      8,300,000      7,432,000      6,856,000      6,936,000      7,158,000
                                                   --------------  ------------- -------------- -------------- --------------
Net income (loss)                                  $      786,000  $   1,460,000 $    1,129,000 $      316,000 $     (929,000)
                                                   ==============  ============= ============== ============== ==============
Basic and diluted net income (loss) per share      $         0.03  $        0.06 $         0.05 $         0.01 $        (0.04)
                                                   ==============  ============= ============== ============== ==============
Basic weighted average shares outstanding              23,812,587     24,049,774     24,110,722     24,112,449     23,388,369
Diluted weighted average shares outstanding            24,452,699     25,580,880     24,450,382     24,238,866     23,388,369

HISTORICAL BALANCE SHEET DATA

Current assets                                     $    8,124,000  $   7,386,000 $    7,161,000 $    6,230,000 $    7,411,000
Total assets                                           11,904,000     10,504,000     10,048,000      8,938,000      9,985,000
Current liabilities                                     1,679,000      1,571,000      2,783,000      2,579,000      3,799,000
Long-term liabilities                                   1,321,000        703,000        203,000        406,000        549,000
Shareholders' equity                                    8,904,000      8,230,000      7,062,000      5,953,000      5,617,000

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported income before provision for income taxes for the year ended December 31, 2001 of $1,206,000 as compared to $1,659,000 for the year ended December 31, 2000, representing a decrease of $453,000 or 27.3%. The decrease is attributable primarily to an increase in selling, general and administrative expenses of $647,000, and an increase in depreciation and amortization of $71,000, partially offset by an increase in gross profit of $194,000, due to higher sales and gross profit margin and a decrease in other expenses of $71,000.

Alpha reported net income for the year ended December 31, 2001 of $786,000 as compared to $1,460,000 for the year ended December 31, 2000, representing a decrease of $674,000 or 46.2%. The decrease is attributable to a decrease in income before provision for income taxes of $453,000 discussed above and an increase in income taxes of $221,000. Fiscal 2001 was the fourth consecutive year of profitability and management expects to remain profitable in 2002.

SALES Consolidated sales for the year ended December 31, 2001 increased to $21,333,000 from $21,130,000 for the year ended December 31, 2000, representing an increase of $203,000 or 1.0%. Consolidated sales for the eight months ended August 31, 2001 were 10.8% ahead of the same period in 2000. The company attributes the lower than normal sales for the last four months of 2001 to the events of September 11th, which disrupted normal business and caused an economic downturn in most industries. Orders booked in 2002 have returned to normal levels and management expects increased sales in 2002, which would be the seventh consecutive year.

Sales for the Apparel Division for the year ended December 31, 2001 were $14,091,000 as compared to $13,507,000 for the same period of 2000. The Apparel Division sales increase of $584,000 or 4.3% was due primarily to increased sales to the Company's largest distributor. This distributor has reported record annual sales for the sixth consecutive year to its customers of the Company's products. Management expects the Company's sales to this distributor should remain strong and continue to grow.

Mask and eye shield sales decreased by $152,000 or 2.8% to $5,209,000 in 2001 from $5,361,000 in 2000. The decrease is primarily the result of a decline in industrial mask sales, partially offset by growth in medical mask and medical shield sales and dental mask sales.

Sales from the Company's Extended Care and other related products, which includes a line of pet beds, decreased by $229,000 or 10.1% to $2,033,000 for the year ended December 31, 2001 from $2,262,000 for the year ended December 31, 2000. The decrease in sales of $229,000 is primarily the result of a decrease in sales of consumer fleece products including pet beds and a decrease in medical fleece product sales.

The Medical market, which includes a line of face masks, eye shield and fleece bed pads, increased by $154,000, or 4.8% year to date, to $3,333,000 for the year ended December 31, 2001 as compared to $3,179,000 for the year ended December 31, 2000. Medical face masks and eye shield sales increased during 2001, but fleece bed pads sales decreased. Medical mask and eye shield sales should improve over the next twelve months.

Dental market sales increased by approximately $57,000 or 3.7%, to $1,593,000 for the year ended December 31, 2001 as compared to $1,536,000 for the same period in 2000. In 2001 the Company hired a Dental sales specialist and the results of his efforts are expected to improve the Company's dental market revenue in 2002.

Sales in the Pet Supply market, in which the Company markets a line of pet beds decreased $34,000 or 3.5%, to $941,000 for the year ended December 31, 2001, compared to $975,000 for same period in 2000.

In the Food Service market, sales for the year ended December 31, 2001 were $231,000 compared to $175,000 in the same period of 2000, an increase of $56,000 or 32.0%. The Company continues to work with its existing customers, and in January 2002, announced a new distribution agreement with a food service distributor to sell and distribute Alpha Pro Tech's line of personal safety products starting February 2002. The Company has also introduced new products to its major customer that continue to generate positive feedback. Management is confident that increased exposure and new product launches to the Food Service sector will result in added revenues over the next twelve months.

Management believes that the Company is positioned to grow revenue in its markets of Industrial Safety, Clean Room, Medical, Dental and Food Service in fiscal 2002.

COST OF GOODS SOLD Cost of goods sold, excluding depreciation and amortization, increased to $12,247,000 for the year ended December 31, 2001 from $12,238,000 for the same period in 2000. As a percentage of net sales, cost of goods sold decreased to 57.4% in 2001 from 57.9% in 2000. Gross profit margin increased to 42.6% for the year ended December 31, 2001 from 42.1% for the same period in 2000.

Gross profit margin in 2001 was negatively affected by severance payouts of approximately $80,000 to 86 employees on the closing of one facility in Mexico and a reduction of employees in a second facility in Mexico. The Company decided in the first half of 2001 to downsize its operations in Mexico in order to shift some of its manufacturing to China. Excluding the severance payouts, gross margin would have increased to 43.0% for the year ended December 31, 2001 from 42.1% for the same period in 2000.

Management expects gross profit margin to continue to improve over the next twelve months due to an increased emphasis on products being manufactured in China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $647,000 or 9.5% to $7,481,000 for the year ended December 31, 2001 from $6,834,000 for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 35.1% in the year ended December 31, 2001 from

32.3% for the same period in 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $350,000; increased travel and commission expenses of $73,000; increased rent and utilities of $78,000, and increased insurance and general office expenses of $72,000.

Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase in 2002.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense increased by $71,000 to $476,000 for the year ended December 31, 2001 from $405,000 for the same period in 2000. The increase is primarily attributable to the acquisition of a new extrusion coating machine and new mask machines.

INCOME FROM OPERATIONS Income from operations decreased by $524,000 or 31.7%, to $1,129,000 for the year ended December 31, 2001 as compared to income from operations of $1,653,000 for the year ended December 31, 2000. The decrease in income from operations is due to an increase in selling, general and administrative expenses of $647,000, an increase in depreciation and amortization of $71,000, partially offset by an increase in gross profit of $194,000.

Income from operations for 2001 was adversely affected by two events. The first being total severance payouts and other costs of approximately $134,000 on the closing of one facility in Mexico and a reduction of employees in a second Mexican facility for a total reduction of 144 employees. The Company decided in the first half of 2001 to downsize its Mexican operations in order to shift some of its manufacturing to China. The second event was September 11th, which significantly affected sales for the last four months of the year. Consolidated sales for the eight months ended August 31, 2001 were 10.8% ahead of the same period in 2000. The company attributes the lower than normal sales for the last four months of 2001 to the events of September 11th, which disrupted normal business and caused an economic downturn in most all industries.

NET INTEREST Net interest expense increased by $27,000 to $21,000 for the year ended December 31, 2001 from net interest income of $6,000 for the year ended December 31, 2000. Interest expense increased by $3,000 to $14,000 for the year ended December 31, 2001 from $11,000 for the year ended December 31, 2000. The increase in net interest expense is due to higher borrowings, decreased interest income, partially offset by lower interest rates, and a decreased number of outstanding capital leases. Interest income decreased by $25,000, to $36,000 for the year ended December 31, 2001 from $61,000 in the same period of 2000 due to an overall decrease in interest rates.

INCOME BEFORE PROVISION FOR INCOME TAXES Income before provision for income taxes for the year ended December 31, 2001 was $1,206,000 as compared to $1,659,000 for the year ended December 31, 2000, representing a decrease of $453,000 or 27.3%. The net decrease of $453,000 for the year ended December 31, 2001, compared to the same period in 2000 is attributable primarily, to an increase in selling, general and administrative expenses of $647,000 and an increase in depreciation and amortization of $71,000, partially offset by an increase in gross profit of $194,000 and a decrease in other expenses of $71,000.

PROVISION FOR INCOME TAXES The provision for income taxes for the year ended December 31, 2001 was $420,000, as compared to $199,000 for the year ended December 31, 2000. The increase in income taxes is due to net operating losses (NOL's) from prior years being utilized during three quarters of 2000. The estimated tax rate is 34% in 2001.

NET INCOME Net income for the year ended December 31, 2001 was $786,000 compared to net income of $1,460,000 for the year ended December 31, 2000, a decrease of $674,000 or 46.2%. The net income decrease of $674,000 is comprised of a decrease in income from operations of $524,000, of which $134,000 ($80,000 in cost of goods sold and $54,000 in SG&A) relates to severance payouts on downscaling Mexican facilities and moving manufacturing to China and an increase in net interest expense of $27,000 and an increase in income taxes of $221,000, partially offset by a decrease in other expenses of $98,000.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $134,000 has been accrued in 2001 as compared to $183,000 in 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Alpha Pro Tech, Ltd. reported income before provision for income taxes for the year ended December 31, 2000 of $1,659,000 as compared to $1,147,000 for the year ended December 31, 1999, representing an increase of $512,000 or 44.63%. The increase is attributable primarily to higher sales and gross profit margin of $907,000 and a decrease in net interest expense of $130,000, partially offset by an increase in selling, general and administrative expenses of $482,000 and an increase in depreciation and amortization of $43,000.

Alpha reported net income for the year ended December 31, 2000 of $1,460,000 as compared to net income of $1,129,000 for the year ended December 31, 1999, representing an improvement of $331,000 or 29.3%. The increase is attributable to an increase in income before provision for income taxes of $512,000 and offset by an increase in income taxes of $181,000.

SALES Consolidated sales for the year ended December 31, 2000 increased to $21,130,000 from $20,235,000 for the year ended December 31, 1999, representing an increase of $895,000 or 4.4%.

Sales for the Apparel Division for the year ended December 31, 2000 were $13,507,000 as compared to $12,883,000 for the same period of 1999. The Apparel Division sales increase of $624,000 or 4.9% was due to increased sales to the Company's largest distributor. This distributor has reported record annual sales for the fifth consecutive year to its customers of the Company's products.

Mask and eye shield sales increased by $288,000 or 5.7% to $5,361,000 in 2000 from $5,073,000 in 1999. This increase is primarily the result of growth in dental mask of 10.2%, growth in medical mask sales of 8.6%, partially offset by a decline in industrial mask sales of 3.4%. The industrial mask sales decrease is the result of a soft second quarter.

Sales from the Company's Extended Care Unreal Lambskin(R) (and other related products, which includes a line of pet beds), decreased by $17,000 or 0.8% to $2,262,000 for the year ended December 31, 2000 from $2,279,000 for the year ended December 31, 1999. The slight decrease in sales of $17,000 is primarily the result of a decrease in medical fleece product sales partially offset by an increase in pet bed sales.

The Medical market, which includes a line of face masks and fleece bed pads, were down by $462,000 or 12.7% for the year ended December 31, 2000, compared to the same period in 1999. Fleece bed pads sales decreased and medical face masks sales increased during the year ended December 31, 2000.

Dental market sales increased by approximately $143,000 or 10.2% for the year ended December 31, 2000 as compared to the same period in 1999. The Company is working with national dental distributors to increase the Company's share of the Dental market.

Sales in the Pet supply market, in which the Company markets a line of pet beds, were up $130,000 or 13.3% for the year ended December 31, 2000 as compared to the same period in 1999.

In the Food Service market, sales for the year ended December 31, 2000 were $175,000 compared to $56,000 in the same period of 1999, an increase of $119,000 or 212.5%.

COST OF GOODS SOLD Cost of goods sold increased to $12,238,000 for the year ended December 31, 2000 from $12,250,000 for the same period in 1999. As a percentage of net sales, cost of goods sold decreased to 57.9% in 2000 from 60.5% in 1999. Gross profit margin increased to 42.1% for the year ended December 31, 2000 from 39.5% for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $482,000 or 7.6%, to $6,834,000 for the year ended December 31, 2000, from $6,352,000 for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% in the year ended December 31, 2000 from 31.4% in the same period of 1999. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $392,000; increased public company expenses of $50,000, including investor relations, stock exchange listing fees, options/warrants issued for services, annual report and annual meeting costs, stock transfer costs and costs associated with SEC reporting requirements; and increased marketing, commissions and travel expenses of $256,000. This was partially offset by decreased office, telephone, factory, insurance and general expenses of $154,000, decreased professional fees of $40,000 and decreased rent of $22,000.

DEPRECIATION & AMORTIZATION Depreciation and amortization expense increased by $43,000 to $405,000 for the year ended December 31, 2000 from $362,000 for the same period in 1999. The increase is primarily attributable to increased depreciation on the automated shoecover machines and the introduction of new mask machines.

INCOME FROM OPERATIONS Income from operations increased by $382,000 or 30.1%, to $1,653,000 for the year ended December 31, 2000 as compared to income from operations of $1,271,000 for the year ended December 31, 2000. The increase in income from operations is due to an increase in gross profit of $907,000, partially offset by an increase in selling, general and administrative expenses of $482,000 and an increase in depreciation and amortization of $43,000.

NET INTEREST Net interest expense decreased by $130,000 or 104.8% to net interest income of $6,000 for the year ended December 31, 2000 from net interest expenses of $124,000 for the year ended December 31, 1999. The decrease in net interest expense is due to lower borrowings, lower interest rate, decreased interest on capital leases and increased interest income. Interest income increased by $22,000, to $61,000 for the year ended December 31, 2000 from $39,000 in the same period of 1999. In 2000, the Company re-negotiated its credit facility from an asset-based loan to a traditionally based line of credit. The Company has a $4,041,000 credit facility with the bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and a equipment loan of $316,000, with interest at prime plus 1.0% on the credit line, prime plus 1.0% on the term loan and a 10.25% fixed rate on the equipment loan. The line of credit expires in May 2003, the term note expires in April 2003 and the equipment loan expires in November 2005.

PROVISION FOR INCOME TAXES Provision for income taxes increased by $181,000 or 1,005.6% to $199,000 for the year ended December 31, 2000 from $18,000 for the year ended December 31, 1999. The increase in income tax is due to net operating losses (NOL's) from prior years being utilized during all of 1999 and only through three quarter in 2000.

NET INCOME Net income for the year ended December 31, 2000 was $1,460,000 compared to net income of $1,129,000 for the year ended December 31, 1999, an improvement of $331,000 or 29.3%. The net income increase of $331,000 is comprised of an increase in income from operations of $382,000, a decrease in interest expense of $130,000, partially offset by an increase in income taxes of $181,000.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $183,000 has been accrued in 2000 as compared to $125,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had cash of $1,372,000 and working capital of $6,445,000. During the year ended December 31, 2001, cash increased by $241,000 and accounts payable and accrued liabilities increased by $136,000. The increase in the Company's cash is primarily due to a decrease in accounts receivable, income from operations, and net proceeds from notes payable, partially offset by to a significant increase in inventories, the purchase of property and equipment and the repurchase of common stock. The Company has a $4,301,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At December 31, 2001, the prime interest rate was 4.75%. The line of credit expires in May 2003, the term note expires in April 2003 and the equipment loans expire between December 2005, and September 2006. At December 31, 2001, the Company's unused line of credit is $2,266,000.

Net cash provided from operations was $1,305,000 for the year ended December 31, 2001 compared to $2,091,000 for the same period of 2000. The Company's generation of cash from operations of $1,305,000 for the year ended December 31, 2001 is down primarily due to a decrease in net income, an increase in inventory, an increase in prepaid expenses and other assets partially offset by a decrease in accounts receivable.

The Company's investing activities have consisted primarily of expenditures for property and equipment of $1,143,000 increases in intangible assets of $15,000 partially offset by proceeds of $113,000 on the sale of fixed assets, for a total of $1,045,000 for the year ended December 31, 2001 compared to $896,000 for the year ended December 31, 2000.

The Company expects to purchase $200,000 in 2002 for additional equipment. The Company intends to lease equipment whenever possible.

During the year ended December 31, 2001, the Company's cash used in financing activities resulted primarily from the buy-back of 471,700 of Company's common shares at a cost of $506,000 and payments on capital leases of $32,000, partially offset by a net increase in the Company's loans payable of $461,000 and the exercise of options to purchase 76,000 shares of the Company's common stock for which the Company received $58,000. The Company announced in December 1999 that the Board of Directors approved the buy-back of up to $500,000 of its outstanding common stock. In January 2001, the Company announced that its Board of Directors had approved the buy-back of an additional $500,000 of the Company's outstanding common stock. As of December 31, 2001, the Company has bought back 877,900 common shares at a cost of $1,036,000.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which is effective for all business combinations for which the date of acquisition is after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. The Company will adopt SFAS No. 141 for acquisitions completed after June 30, 2001 in preparing its financial statements. The Company did not make any acquisitions in 2001.

In June 2001, the FASB issued No. 142, "Goodwill and Other Intangible Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2002 and interim periods within those fiscal years. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company does not believe that the adoption of SFAS No. 142 will have significant effect on the earnings and financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002 and interim periods within those fiscal years. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has evaluated this new pronouncement and has determined that it will not have any effect on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

We manufacture some products in Mexico and subcontract the manufacture of some products in China. The Company's results of operations could be negatively effected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn't expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Accountants thereon are set forth under Item 14 (a) (1) of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE


                                    PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2002), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company which is expected to be held in June of 2002.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)  1 and 2 Financial Statements and Financial Statement Schedules

SEE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES APPEARING ON PAGE F-1 OF THIS FORM 10-K

(b)  Exhibit Index

ITEM 16.    EXHIBITS

(3)         (a)      Certificate of Incorporation dated February 17, 1983
            (b)      Certificate of Change of Name dated July 27, 1988
            (c)      Certificate of Change of Name dated July 4, 1989
            (d)      Memorandum
            (e)      Articles (equivalent to By-Laws)
            (f)      Certificate of Incorporation of Alpha Pro Tech, Ltd. dated
                     June 15, 1994*
            (g)      Application for Certificate of Registration and Articles of
                     Continuance - State of Wyoming - Filed June 24, 1994 *
            (h)      Certificate of Registration and Articles of Continuance of
                     Secretary of State, State of Wyoming, dated June 24, 1994 *
            (i)      Certificate of Secretary of State of Wyoming dated June 24,
                     1995 *
            (j)      Certificate of Amendment of Certificate of Incorporation of
                     Alpha Pro Tech, Ltd., dated June 24, 1994 *
            (k)      Article of Merger of BFD Industries, Inc., a Wyoming
                     Corporation and Alpha Pro Tech, Ltd., a Delaware
                     Corporation, effective July 1, 1994 *
            (l)      Certificate of Ownership and Merger which merges BFD
                     Industries with and into Alpha Pro Tech, Ltd., a Delaware
                     Corporation effective July 1, 1994 *

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

            (l) Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
            (m) Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
            (n)     Group Purchasing Agreement between the Company and Magnet,
                    Inc.
            (o)     Share Purchase Agreement re Acquisition of Alpha Pro Tech,
                    Inc.
            (p) VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****
            (q) Business Relationship/Confidentially Agreement between the Company and McDonald's Corporation dated February 1, 2000 and First Amendment thereto *****

----------------------------------------

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

* Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 019893)

** Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

*** Incorporated by reference to Post-Effective Amendment No. 1 filed January 30, 1997 to Registration Statement on Form S-1 (File No. 33-93894)

**** Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 01-9893)

*****       Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALPHA PRO TECH, LTD.

Date:       March 14, 2002              By: S/SHELDON HOFFMAN
           ----------------                 -----------------
                                                     Sheldon Hoffman
                                                     Chief Executive Officer,
                                                     Principal Financial Officer
                                                     and Director

Date:       March 14, 2002              By: :S/LLOYD HOFFMAN
           ----------------                 -----------------
                                                      Lloyd Hoffman
                                                      Senior Vice President,
                                                      Controller and Principal
                                                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 14, 2002.

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


            S/ RUSS MANOCK
            --------------
            Russ Manock, Director

ALPHA PRO TECH, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        Page
     Consolidated Financial Statements:

        Report of Independent Accountants................................F-2

        Consolidated Balance Sheets at December 31, 2001 and 2000........F-3

        Consolidated Statements of Operations for the three years in the period ended December 31, 2001.............................F-4

        Consolidated Statement of Shareholders' Equity for the three years in the period ended December 31, 2001....................F-5

        Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2001.............................F-6

        Notes to Consolidated Financial Statements.......................F-7

     Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 2001...................F-18

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 14, 2002

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                              DECEMBER 31,
                                                                                       2001              2000
                                                                                  ---------------  ---------------
ASSETS
Current assets:
  Cash                                                                            $     1,372,000  $     1,131,000
  Accounts receivable, net of allowance for doubtful accounts
   of $34,000 and $32,000 at December 31, 2001 and 2000, respectively                   2,455,000        3,359,000
  Inventories, net                                                                      3,581,000        2,399,000
  Prepaid expenses and other current assets                                               249,000          247,000
  Deferred income taxes                                                                   467,000          250,000
                                                                                  ---------------  ---------------
     Total current assets                                                               8,124,000        7,386,000

Property and equipment, net                                                             3,535,000        2,803,000
Intangible assets, net                                                                    189,000          254,000
Notes receivable and other assets                                                          56,000           61,000
                                                                                  ---------------  ---------------
     Total assets                                                                 $    11,904,000  $    10,504,000
                                                                                  ===============  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $       882,000  $       932,000
  Accrued liabilities                                                                     603,000          467,000
  Notes payable, current portion                                                          185,000          131,000
  Capital leases, current portion                                                           9,000           41,000
                                                                                  ---------------  ---------------
     Total current liabilities                                                          1,679,000        1,571,000

Notes payable, less current portion                                                       770,000          363,000
Deferred income taxes                                                                     551,000          340,000
                                                                                  ---------------  ---------------
     Total liabilities                                                                  3,000,000        2,274,000
                                                                                  ---------------  ---------------
Commitments and contingencies (Notes 7 and 10)

Shareholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
   23,546,809 and 23,942,516 issued and outstanding at
   December 31, 2001 and 2000, respectively                                               235,000          239,000
  Additional paid-in capital                                                           23,920,000       24,028,000
  Accumulated deficit                                                                 (15,251,000)     (16,037,000)
                                                                                  ---------------  ---------------
     Total shareholders' equity                                                         8,904,000        8,230,000
                                                                                  ---------------  ---------------
                                                                                  $    11,904,000  $    10,504,000
                                                                                  ===============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                               YEAR ENDED DECEMBER 31,
                                                                          2001          2000            1999
                                                                    -------------  --------------   --------------
Sales                                                               $  21,333,000  $   21,130,000   $   20,235,000

Cost of goods sold, excluding depreciation
 and amortization                                                      12,247,000      12,238,000       12,250,000
                                                                    -------------  --------------   --------------
Gross profit                                                            9,086,000       8,892,000        7,985,000

Expenses:
  Selling, general and administrative                                   7,481,000       6,834,000        6,352,000
  Depreciation and amortization                                           476,000         405,000          362,000
                                                                    -------------  --------------   --------------
  Income from operations                                                1,129,000       1,653,000        1,271,000

  Other income (expense)
    Gain on sale of assets                                                 98,000               -                -
    Interest, net                                                         (21,000)          6,000         (124,000)
                                                                    -------------  --------------   --------------
Income before provision
 for income taxes                                                       1,206,000       1,659,000        1,147,000

Provision for income taxes                                                420,000         199,000           18,000
                                                                    -------------  --------------   --------------
Net income                                                          $     786,000  $    1,460,000   $    1,129,000
                                                                    =============  ==============   ==============
Basic income per share                                              $        0.03  $         0.06   $         0.05
                                                                    =============  ==============   ==============
Diluted income per share                                            $        0.03  $         0.06   $         0.05
                                                                    =============  ==============   ==============

Basic weighted average shares outstanding                              23,812,587      24,049,774       24,110,722
                                                                    =============  ==============   ==============

Diluted weighted average shares outstanding                            24,452,699      25,580,880       24,450,382
                                                                    =============  ==============   ==============

       The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                           ADDITIONAL
                                                             COMMON          PAID-IN    ACCUMULATED
                                            SHARES           STOCK           CAPITAL      DEFICIT           TOTAL
                                          ----------       ---------     ------------  -------------     -----------
Balance at
  December 31, 1998                       24,112,449       $ 241,000     $ 24,338,000  $ (18,626,000)   $  5,953,000

Warrants issued for services                       -               -            4,000              -           4,000
Shares repurchased/cancelled                 (32,500)              -          (24,000)             -         (24,000)
Net income                                         -               -                -      1,129,000       1,129,000
                                          ----------       ---------     ------------  -------------    ------------
Balance at
  December 31, 1999                       24,079,949         241,000       24,318,000    (17,497,000)      7,062,000

Options exercised                            236,667           2,000          212,000              -         214,000
Shares repurchased                          (374,100)         (4,000)        (502,000)             -        (506,000)
Net income                                         -               -             -         1,460,000       1,460,000
                                          ----------       ---------     ------------  -------------    ------------
Balance at
  December 31, 2000                       23,942,516         239,000       24,028,000    (16,037,000)      8,230,000

Options exercised                             76,000           1,000           57,000              -          58,000
Shares repurchased                          (471,707)         (5,000)        (501,000)             -        (506,000)
Income tax impact from stock
 options exercised                                 -               -          336,000              -         336,000
Net income                                         -               -                -        786,000         786,000
                                          ----------       ---------     ------------  -------------    ------------
Balance at
  December 31, 2001                       23,546,809       $ 235,000     $ 23,920,000  $ (15,251,000)   $  8,904,000
                                          ==========       =========     ============  =============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          2001             2000               1999
                                                                      -----------       -----------     ---------------
Cash flows from operating activities:
  Net income                                                          $   786,000       $ 1,460,000    $   1,129,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                       476,000           405,000          362,000
      Gain on sale of assets                                              (98,000)                -                -
      Amortization of securities issued for services                            -                 -           25,000
      Write off of intangible assets                                            -             9,000                -
      Deferred taxes                                                       (6,000)           93,000           (3,000)
      Changes in assets and liabilities:
       Restricted cash                                                          -            18,000           (2,000)
       Accounts receivable                                                904,000          (107,000)        (214,000)
       Inventories                                                     (1,182,000)          558,000           42,000
       Prepaid expenses and other assets                                  339,000           150,000          (99,000)
       Accounts payable and accrued liabilities                            86,000          (495,000)         437,000
                                                                      -----------       -----------    -------------
  Net cash provided by operating activities                             1,305,000         2,091,000        1,677,000
                                                                      -----------       -----------    -------------
Cash flows from investing activities:
  Purchase of property and equipment                                   (1,143,000)         (872,000)        (453,000)
  Proceeds from sale of fixed assets                                      113,000                 -                -
  Cost of intangible assets                                               (15,000)          (24,000)         (26,000)
                                                                      -----------       -----------    -------------
  Net cash used in investing activities                                (1,045,000)         (896,000)        (479,000)
                                                                      -----------       -----------    -------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                              58,000           214,000                -
  Payments for the repurchase of common stock                            (506,000)         (506,000)         (20,000)
  Proceeds from loans payable                                             820,000         3,311,000       20,232,000
  Repayments on loans payable                                            (359,000)       (3,738,000)     (20,567,000)
  Principal repayments on capital leases                                  (32,000)         (130,000)        (101,000)
                                                                      -----------       -----------    -------------
  Net cash used in financing activities                                   (19,000)         (849,000)        (456,000)
                                                                      -----------       -----------    -------------
Increase in cash                                                          241,000           346,000          742,000

Cash, beginning of period                                               1,131,000           785,000           43,000
                                                                      -----------       -----------    -------------
Cash, end of period                                                   $ 1,372,000       $ 1,131,000    $     785,000
                                                                      ===========       ===========    =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $    52,000       $    57,000    $     163,000
                                                                      ===========       ===========    =============
  Cash paid for income taxes                                          $    34,000       $   275,000    $           -
                                                                      ===========       ===========    =============

NON-CASH INVESTING AND FINANCING ACTIVITY:

  2001
  Reduction of income tax payable and increase in additional paid-in capital due to tax effect of stock options exercised of $336,000.

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

     Factory equipment                  9-20 years
     Office furniture and equipment     5-7 years
     Leasehold improvements             4-6 years
     Vehicles                           5 years

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

     LONG-LIVED ASSETS
     Impairment of long-lived assets is determined in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and of Long- Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     REVENUE RECOGNITION
     Sales are recognized when goods are shipped to customers, upon which time title and risk of loss passes. Sales are reduced for anticipated sales returns and allowances.

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


                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                  2001            2000          1999
     Net income (Numerator)                                                   $     786,000    $   1,460,000  $  1,129,000

     Shares (Denominator):
      Basic weighted average shares outstanding                                  23,812,587       24,049,774    24,110,722
      Add: Dilutive effect of stock options and warrants                            640,112        1,531,106       339,660
                                                                              -------------    -------------  ------------
      Diluted weighted average shares outstanding                                24,452,699       25,580,880    24,450,382
                                                                              =============    =============  ============
     Net income per share:
      Basic                                                                   $        0.03    $        0.06  $       0.05
      Diluted                                                                 $        0.03    $        0.06  $       0.05

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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     RECLASSIFICATIONS
     Certain 2000 and 1999 balances have been reclassified to conform to the current year's presentation.

     USE OF ESTIMATES
     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments including cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective book values at December 31, 2001 and 2000.

     NEW ACCOUNTING STANDARDS
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, BUSINESS COMBINATIONS. SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company will adopt SFAS 141 for acquisitions completed after June 30, 2001 in preparing its financial statements.

     In June 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 as of January 1, 2002 and has determined that the adoption of SFAS No. 142 will not have a significant effect on the earnings and financial position of the Company. As of December 31, 2001, the Company had unamortized goodwill of $55,000.

     In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has evaluated this new pronouncement and has determined that it will not have any effect on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   INVENTORIES

     Inventories consist of the following:

                                                                              2001              2000
     Raw materials                                                      $    2,165,000     $   1,375,000
     Work in process                                                           100,000           174,000
     Finished goods                                                          1,628,000         1,155,000
                                                                        --------------     -------------
                                                                             3,893,000         2,704,000
     Less reserve for obsolescence                                            (312,000)         (305,000)
                                                                        --------------     -------------
                                                                        $    3,581,000     $   2,399,000
                                                                        ==============     =============

4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                                               2001             2000
     Buildings                                                          $      355,000     $      48,000
     Machinery and equipment                                                 4,557,000         3,952,000
     Office furniture and equipment                                            661,000           511,000
     Leasehold improvements                                                    131,000            93,000
                                                                          ------------      ------------
                                                                             5,704,000         4,604,000
     Less accumulated depreciation and amortization                         (2,169,000)       (1,801,000)
                                                                          ------------      ------------
                                                                        $    3,535,000     $   2,803,000
                                                                          ============      ============

     Included in the above amounts are the following assets under capital lease obligations:

                                                                              2001             2000
     Machinery and equipment                                            $      146,000     $     146,000
     Office furniture and equipment                                             22,000            22,000
                                                                         -------------      ------------
                                                                               168,000           168,000

     Less accumulated amortization                                            (119,000)         (114,000)
                                                                         -------------      ------------
                                                                        $       49,000     $      54,000
                                                                         =============      ============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                            2001                 2000
     Goodwill                                                           $     206,000        $     206,000
     Patents and trademarks                                                   192,000              180,000
     Other                                                                          -               95,000
                                                                        -------------        -------------
                                                                              398,000              481,000
     Less accumulated amortization                                           (209,000)            (227,000)
                                                                        -------------        -------------
                                                                        $     189,000        $     254,000
                                                                        =============        =============

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                            2001                 2000
     Payroll expenses                                                   $     119,000        $     137,000
     Commissions payable                                                      289,000              318,000
     Accrued taxes, rebates and other                                         195,000               12,000
                                                                        -------------        -------------
                                                                        $     603,000        $     467,000
                                                                        =============        =============

7.   NOTES PAYABLE

     In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. The facility has been subsequently extended until May 15, 2003. Notes payable at December 31, 2001 represent outstanding amounts against the facility. Pursuant to the terms of the credit agreement, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventory, of which $355,000 and $0 was outstanding and $1,911,000 and $1,867,060 was available at December 31, 2001 and 2000, respectively. The credit facility bears interest at prime plus .5%, which totaled 5.25% and 10.0% at December 31, 2001 and 2000, respectively and is collateralized by accounts receivable, inventory, trademarks, patents, property, and 66.67% of the issued and outstanding shares of DPI.

     The Company also has a $400,000 term note collateralized by equipment. The Company's outstanding balance on this term note was $92,000 and $178,000 at December 31, 2001 and 2000, respectively. The term note is due in monthly installments of $7,000 with interest at prime plus 1.00%, which totaled 5.75% and 10.5% at December 31, 2001 and 2000, respectively, maturing July 1, 2003.

     The Company paid $29,000 in loan origination fees to obtain the above credit facilities. Under the terms of the agreement, the Company pays a 0.5% loan fee annually.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Company has a $316,000 equipment loan. The outstanding balance on this loan was $263,000 and $316,000 at December 31, 2001 and 2000, respectively. This note is due in monthly installments of $7,000 with a fixed interest rate of 8.5% maturing November 2005.

     The Company obtained an equipment loan in April 2001 and the outstanding balance at December 31, 2001 and 2000 was $139,000 and $316,000,
     respectively. Payments are due in monthly installments of $3,000 with a fixed interest rate of 8.5% maturing April 2006.

     The Company obtained an equipment loan in June 2001 and the outstanding balance at December 31, 2001 was $106,000. Payments are due in monthly installments of $2,000 with a fixed interest rate of 8.5%, maturing June 2006.

     Future maturities of notes payable are as follows:

     2002                                          $   185,000
     2003                                              482,000
     2004                                              125,000
     2005                                              136,000
     2006                                               27,000
                                                   -----------
                                                   $   955,000
                                                   -----------

8.   SHAREHOLDERS' EQUITY

     WARRANT ACTIVITY

     For each of the three years ended December 31, 2001 the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share. No warrants have been exercised during the three years ended December 31, 2001. All warrants expire on July 1, 2004.

     OPTION ACTIVITY

     During 1993, the Company adopted stock option plans for employees and directors of the Company. As of December 31, 2001, 4.5 million shares were reserved for issuance under these plans and 4.0 million options have been granted. The exercise price of the options is determined based on the fair market value of the stock on the date of grant, and the options generally vest immediately.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Option activity for the three years ended December 31, 2001 is as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                           EXERCISE PRICE
                                                         SHARES             PER OPTION
     Options outstanding, December 31, 1998                2,994,000          $1.00
       Granted to employees                                  695,000          $0.57
       Exercised                                                   -              -
       Canceled/Expired/Forfeited                           (266,000)         $1.43
                                                           ---------          -----
     Options outstanding, December 31, 1999                3,423,000          $0.88
       Granted to employees                                  640,000          $1.28
       Exercised                                            (237,000)         $0.91
       Canceled/Expired/Forfeited                           (564,000)         $1.34
                                                           ---------          -----
     Options outstanding, December 31, 2000                3,262,000          $0.87
       Granted to employees                                1,008,000          $1.01
       Exercised                                             (76,000)         $0.76
       Canceled/Expired/Forfeited                           (688,000)         $0.97
                                                           ---------          -----
     Options outstanding, December 31, 2001                3,506,000          $0.89
                                                           =========          =====

     All options are fully exercisable.

     The following summarizes information about stock options outstanding at December 31, 2001:

                                                 OPTIONS OUTSTANDING
                                                                    AVERAGE
     EXERCISE                                           AVERAGE       TERM
      PRICE                               SHARES        PRICE       REMAINING
     $0.50 to $0.75                       1,550,000     $ 0.65        1.58
     $0.76 to $0.99                         869,000     $ 0.93        4.15
     $1.00 to $1.50                       1,087,000     $ 1.22        3.29

     Had compensation expense for the Company's employee/director options been determined based on the fair value of the options at the grant date, the Company's pro forma net income and pro forma net income per share would have been as follows:

                                                            FOR THE YEAR ENDED
                                                          2001               2000

     Pro forma net income                                $505,000       $1,222,000
                                                         =========      ==========
     Pro forma basic income per share                    $   0.02       $     0.05
                                                         =========      ==========
     Pro forma diluted income per share                  $   0.02       $     0.05
                                                         =========      ==========

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     For the purpose of the above pro forma disclosures, the fair value of each employee/director stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               2001             2000            1999
     Risk-free interest rate                   4.64%            6.63%           6.00%
     Expected life                             5 years          5 years         5 years
     Expected volatility                       87%              93%             70%
     Expected dividend yield                   0%               0%              0%

     The weighted-average grant date fair values of employee/director options granted during 2001, 2000 and 1999 were $0.46, $0.62 and $0.22 respectively.

9. INCOME TAXES

     The provision for income taxes consists of the following:

                                             YEAR ENDED DECEMBER 31,
                                       2001             2000            1999
     Current                        $   163,000      $   106,000      $  21,000
     Deferred                           257,000           93,000         (3,000)
                                    -----------      -----------      ---------
                                    $   420,000      $   199,000      $  18,000
                                    ===========      ===========      =========

     Deferred tax assets (liabilities) are comprised of the following at December 31.

                                               2001             2000
     Inventory obsolescence                $  106,000      $   104,000
     Alternative minimum tax credits           88,000           34,000
     State income taxes                        28,000           28,000
     Other                                    205,000          146,000
                                          -----------      -----------
     Gross deferred tax assets                427,000          312,000

     Depreciation and amortization           (463,000)        (359,000)
     Other                                    (48,000)         (43,000)
                                          -----------      -----------
                                              (84,000)         (90,000)
                                          -----------      -----------
                                          $   (84,000)     $   (90,000)
                                          ===========      ===========

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The net deferred tax liability as of December 31, 2001 and 2000 is reflected in the balance sheets as follows:

                                                       2001            2000
     Current deferred tax asset                 $     467,000      $  250,000
     Long-term deferred tax liability                (551,000)       (340,000)
                                                -------------      ----------
                                                $     (84,000)     $  (90,000)
                                                =============      ==========

     The provision for income taxes differs from the amount that would be obtained byapplying the United States statutory rate to the income before income taxes as a result of the following:


                                                                 YEAR ENDED DECEMBER 31,
                                                           2001             2000         1999
     Income taxes based on US
       statutory rates (34%)                           $    410,000      $  564,000  $    384,000
     Non-deductible meals and entertainment                  13,000          12,000        11,000
     Decrease in valuation allowance                              -        (539,000)     (360,000)
     Other                                                   (3,000)        162,000       (17,000)
                                                       ------------      ----------  ------------
                                                       $    420,000      $  199,000  $     18,000
                                                       ============      ==========  ============

10.  LEASE COMMITMENTS AND OBLIGATIONS

     The Company leases manufacturing facilities under non-cancelable operating leases expiring through November 2004.

     The following summarizes future minimum lease payments required under non-cancelable operating leases:


                                                                OPERATING
                                                                  LEASES
     2002                                                      $   232,000
     2003                                                            9,000
     2004                                                            3,000
                                                               -----------
     Future minimum lease payments                             $   244,000
                                                               ===========

     Total rent expense incurred by the Company under operating leases for the years ended December 31, 2001, 2000 and 1999 was $716,000, $636,000 and
     $619,000, respectively.

     The Company also leases certain manufacturing and office equipment under capital leases expiring between April 2001 and December 2002. Total remaining obligations under capital leases at December 31, 2001 are $9,000.

     The Company does not have any pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $134,000 was accrued for 2001 and $183,000 was accrued in 2000.

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

     The following table shows net sales for each segment for the years ended December 31, 2001, 2000 and 1999:

                                                                  2001               2000         1999
     Apparel                                                 $  14,091,000     $  13,507,000  $ 12,883,000
     Mask and shield                                             5,209,000         5,361,000     5,073,000
     Fleece                                                      2,033,000         2,262,000     2,279,000
                                                             -------------     -------------  ------------
     Consolidated total net sales                            $  21,333,000     $  21,130,000  $ 20,235,000
                                                             =============     =============  ============

     A reconciliation of total segment net income to total consolidated net income for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                                  2001              2000          1999
     Apparel                                                 $   2,948,000      $  2,849,000  $  2,393,000
     Mask and Shield                                             1,302,000         1,515,000     1,208,000
     Fleece                                                        424,000           486,000       499,000
                                                             -------------      ------------   -----------
Total segment net income                                         4,674,000         4,850,000     4,100,000
Unallocated corporate overhead expenses                         (3,888,000)       (3,390,000)   (2,971,000)
                                                             -------------      ------------   -----------
Consolidated net income                                      $     786,000      $  1,460,000   $ 1,129,000
                                                             =============      ============   ===========

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following reflects sales and long-lived asset information by geographic area as of and for the years ended December 31, 2001, 2000 and 1999:

                                                      2001           2000             1999
     Sales by region
      United States                              $  20,312,000   $  19,802,000    $  19,563,000
      International                                  1,021,000       1,328,000          672,000
                                                 -------------   -------------    -------------
     Consolidated total sales                    $  21,333,000   $  21,130,000    $  20,235,000
                                                 =============   =============    =============
     Long-lived assets
      United States                              $   3,270,000   $   2,578,000    $   2,097,000
      International                                    265,000         225,000          192,000
                                                 -------------   -------------    -------------
     Consolidated total long-lived assets        $   3,535,000   $   2,803,000    $   2,289,000
                                                 =============   =============    =============

     Sales by region are based on the countries in which the customers are located. The Company did not generate sales from any single foreign country that was significant to the Company's consolidated sales.

12.  MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

     The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 65.2%, 62.5% and 57.8% of total net revenue for 2001, 2000 and 1999, respectively. Trade receivables from this distributor were 54.5% and 67.9% of total trade receivables for 2001 and 2000, respectively. Management believes that adequate provision has been made for risk of loss on all credit transactions.


13.  RELATED PARTY TRANSACTIONS

     Included in the notes receivable and other assets balance at December 31, 2001 and 2000 are notes receivable of $55,000 and $36,000, respectively from officers of the Company.

                      ALPHA PRO TECH, LTD. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    BALANCE AT       CHARGED       CHARGED                     BALANCE AT
                                    BEGINNING      TO COSTS AND    TO OTHER                     END OF
DESCRIPTION                          OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS     PERIOD
December 31, 2001
Deducted from
related asset account:

Allowance for
doubtful accounts                   $    32,000   $    27,000   $         -     $   (25,000)   $    34,000
                                    ===========   ===========   ===========     ===========    ===========
Provision for
inventory                           $   305,000   $     7,000   $         -     $         -    $   312,000
                                    ===========   ===========   ===========     ===========    ===========
Valuation allowance
for income taxes                    $         -   $         -   $         -     $         -    $         -
                                    ===========   ===========   ===========     ===========    ===========
December 31, 2000 Deducted
from related asset account:

Allowance for
doubtful accounts                   $    40,000   $    22,000   $         -     $   (30,000)   $    32,000
                                    ===========   ===========   ===========     ===========    ===========
Provision for
inventory                           $   262,000   $    43,000   $         -     $         -    $   305,000
                                    ===========   ===========   ===========     ===========    ===========
Valuation allowance
for income taxes                    $ 1,278,000   $         -   $         -     $(1,278,000)   $         -
                                    ===========   ===========   ===========     ===========    ===========
December 31, 1999 Deducted
from related asset account:

Allowance for
doubtful accounts                   $    48,000   $     6,000   $         -     $   (14,000)   $    40,000
                                    ===========   ===========   ===========     ===========    ===========
Provision for
inventory                           $   146,000   $   116,000   $         -     $         -    $   262,000
                                    ===========   ===========   ===========     ===========    ===========
Valuation allowance
for income taxes                    $ 1,638,000   $         -   $         -     $  (360,000)   $ 1,278,000
                                    ===========   ===========   ===========     ===========    ===========