Form 10-Q
period 2002-03-31
ALPHA PRO TECH LTD
filed 2002-05-09
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

                Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the Quarter Ended March 31, 2002 Commission File No. 0-19893
                                             ---------------------------

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
Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2002

Common stock, $.01 par value.....                    23,546,809

                              ALPHA PRO TECH, LTD.

                                Table of Contents


PART I.  FINANCIAL INFORMATION


ITEM 1  Consolidated Financial Statements (Unaudited)                                          Page No.

         a)       Consolidated Balance Sheets -
                  March 31, 2002 (unaudited) and December 31, 2001                               1

         b)       Consolidated Statements of Operations
                  for the three months ended March 31, 2002 (unaudited)
                  and March 31, 2001 (unaudited)                                                 2

         c)       Consolidated Statement of Shareholder's Equity

                  for the three months ended March 31, 2002 (unaudited)                          3

         d)       Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2002 (unaudited)
                  and March 31, 2001 (unaudited)                                                 4

         e)       Notes to Consolidated Financial Statements                                     5-7

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                      8-11

SIGNATURES                                                                                       12

ALPHA PRO TECH, LTD.


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                       MARCH 31,       DECEMBER 31,
                                                                          2002             2001
                                                                      (UNAUDITED)
ASSETS
Current assets:
    Cash                                                             $  1,705,000      $  1,372,000
    Accounts receivable, net of allowance for doubtful
       accounts of $34,000 at March 31, 2002
       and December 31, 2001                                            2,685,000         2,455,000
    Inventories, net                                                    3,599,000         3,581,000
    Prepaid expenses and other current assets                             296,000           249,000
    Deferred income taxes                                                 467,000           467,000
                                                                     ------------      ------------
        Total current assets                                            8,752,000         8,124,000

Property and equipment, net                                             3,504,000         3,535,000
Intangible assets, net                                                    186,000           189,000
Notes receivable and other assets                                          57,000            56,000
                                                                     ------------      ------------
                                                                     $ 12,499,000      $ 11,904,000
                                                                     ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  1,084,000      $    882,000
    Accrued liabilities                                                   973,000           603,000
    Notes payable, current portion                                        186,000           185,000
    Capital leases, current portion                                         5,000             9,000
                                                                     ------------      ------------
        Total current liabilities                                       2,248,000         1,679,000

Notes payable, less current portion                                       375,000           770,000
Deferred income taxes                                                     551,000           551,000
                                                                     ------------      ------------
        Total liabilities                                               3,174,000         3,000,000
                                                                     ------------      ------------


Shareholders' Equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
      23,546,809 shares issued and outstanding at March 31, 2002
      and December 31, 2001                                               235,000           235,000
    Additional paid-in capital                                         23,920,000        23,920,000
    Accumulated deficit                                               (14,830,000)      (15,251,000)
                                                                     ------------      ------------
        Total shareholders' equity                                      9,325,000         8,904,000
                                                                     ------------      ------------
                                                                     $ 12,499,000      $ 11,904,000
                                                                     ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2002              2001
Sales                                           $  5,203,000     $  5,435,000

Cost of goods sold, excluding depreciation
    and amortization                               2,778,000        3,054,000
                                                ------------     ------------

Gross margin                                       2,425,000        2,381,000

Expenses:
    Selling, general and administrative            1,658,000        1,809,000
    Depreciation and amortization                    108,000          117,000
                                                ------------     ------------

Income from operations                               659,000          455,000

Interest, net                                         10,000           (4,000)
                                                ------------     ------------

Income before provision
    for income taxes                                 649,000          459,000


Provision for income taxes                           228,000          159,000
                                                ------------     ------------

Net income                                      $    421,000     $    300,000
                                                ============     ============


Basic income per share                          $       0.02     $       0.01
                                                ------------     ------------

Diluted income per share                        $       0.02     $       0.01
                                                ------------     ------------


Basic weighted average shares outstanding         23,547,216       23,691,868
                                                ------------     ------------


Diluted weighted average shares outstanding       24,179,918       25,051,701
                                                ------------     ------------


The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------


                            Shares         Common          Additional        Accumulated          Total
                                            Stock       Paid-in Capital        Deficit
Balance at
December 31, 2001         23,546,809     $    235,000     $ 23,920,000     ($15,251,000)     $  8,904,000

Exercise of options

Net Income                        --               --               --          421,000           421,000
                        ------------     ------------     ------------     ------------      ------------
Balance at
March 31, 2002            23,546,809     $    235,000     $ 23,920,000     ($14,830,000)     $  9,325,000
                        ------------     ------------     ------------     ------------      ------------





The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,

                                                                  2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   421,000      $   300,000
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                                  108,000          117,000

  Changes in assets and liabilities:
    Accounts receivable, net                                    (230,000)         492,000
    Inventories, net                                             (18,000)      (1,047,000)
    Prepaid expenses and other assets                            (48,000)         (77,000)
    Accounts payable and accrued liabilities                     572,000          920,000
                                                             -----------      -----------

Net cash provided by operating
  activities:                                                    805,000          705,000
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                           (72,000)        (527,000)
    Purchase of intangible assets                                 (2,000)          (7,000)
                                                             -----------      -----------

Net cash used in investing activities                            (74,000)        (534,000)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                   (394,000)         (37,000)
    Principal payments on capital leases                          (4,000)
    Proceeds from issuance of common stock                                         12,000
    Proceeds from exercise of options                                             (45,000)
    Payments for repurchase of common stock                                       (13,000)
                                                             -----------      -----------
Net cash used in financing activities                           (398,000)         (83,000)
                                                             -----------      -----------

Increase in cash during the period                               333,000           88,000

Cash, beginning of period                                      1,372,000      $ 1,131,000
                                                             -----------      -----------
Cash, end of period                                            1,705,000      $ 1,219,000
                                                             -----------      -----------




The accompanying notes are an integral part of these consolidated financial statements

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   THE COMPANY

     Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel products and wound care products. Most of the Company's disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States of America.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001.

     There have been no significant changes since December 31, 2001 in accounting principles and practices utilized in the presentation of these financial statements.

3.   INVENTORIES


                                         MARCH 31,      DECEMBER 31,
                                           2002             2001
     Raw materials                     $ 2,179,000      $ 2,165,000
     Work in process                       133,000          100,000
     Finished goods                      1,599,000        1,628,000
                                       -----------      -----------
                                         3,911,000        3,893,000
     Less reserve for obsolescence        (312,000)        (312,000)
                                       $ 3,599,000      $ 3,581,000
                                       ===========      ===========

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


                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  2002              2001
     Net income (Numerator)                                     $   421,000     $   300,000

     Shares (Denominator):
         Basic weighted average shares outstanding               23,547,216      23,691,868
         Add: Dilutive effect of stock options and warrants         632,702       1,359,833
                                                                -----------     -----------

         Diluted weighted average shares outstanding             24,179,918      25,051,701
                                                                ===========     ===========

     Net income per share:
         Basic                                                  $      0.02     $      0.01
         Diluted                                                $      0.02     $      0.01





5.   PROVISION FOR INCOME TAX

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes. The provision for income taxes for the three months ended March 31, 2002 was $228,000 as compared to $159,000 for the three months ended March 31, 2001.

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

     The following table shows net sales for each segment for the three months ended March 31, 2002 and 2001:


                                       FOR THE THREE MONTHS ENDED
                                               MARCH 31,
                                          2002          2001
     Apparel                          $3,385,000     $3,433,000
     Mask and eye shield               1,222,000      1,402,000
     Fleece                              596,000        600,000
                                      ----------     ----------

     Consolidated total net sales     $5,203,000     $5,435,000
                                      ==========     ==========

     A reconciliation of total segment net income to total consolidated net income for the three months ended March 31, 2002 and 2001 is presented below:


                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2002              2001
     Apparel                                     $   974,000      $   853,000
     Mask and Shield                                 364,000          102,000
     Fleece                                          149,000          139,000
                                                 -----------      -----------

     Total segment net income                      1,487,000        1,094,000
     Unallocated corporate overhead expenses      (1,066,000)        (794,000)
                                                 -----------      -----------

     Consolidated net income                     $   421,000      $   300,000
                                                 ===========      ===========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported record quarterly net income for the quarter ended March 31, 2002 of $421,000 as compared to $300,000 for the quarter ended March 31, 2001, representing an increase of $121,000 or 40.3%. The increase is attributable to an increase in income before provision for income taxes of $190,000 discussed above, partially offset by an increase in income taxes of $69,000.

SALES Consolidated sales for the quarter ended March 31, 2002 decreased to $5,203,000 from $5,435,000 for the quarter ended March 31, 2001, representing a decrease of $232,000 or 4.3%. The company attributes the lower sales to the continued economic downturn. Management expects sales growth during the balance of 2002, as we regain the momentum lost during the second half of 2001.

Sales for the Apparel Division for the quarter ended March 31, 2002 were $3,385,000 as compared to $3,476,000 for the same period of 2001. The Apparel Division sales decrease of $91,000 or 2.6% was due primarily to decreased sales to the Company's largest Industrial Safety/Clean-Room distributor, partially offset by improved sales to other Industrial Safety distributors. Sales are down due to the continued weakness in the Semiconductor and Industrial Safety markets. The Company expects a slow recovery throughout the year in both of those market segments. The Company has begun to service the Pharmaceutical industry, and as a result Management expects significant growth in this market segment.

Mask and eye shield sales decreased by $137,000 or 10.1% to $1,222,000 in 2002 from $1,359,000 in 2001. The decrease is primarily the result of a decline in industrial mask sales, and to a lesser extent declines in medical and dental mask sales partially offset by increased medical shield sales.

Sales from the Company's Extended Care and other related products, which includes a line of pet beds, decreased by $4,000 or 0.7% to $596,000 for the quarter ended March 31, 2002 from $600,000 for the quarter ended March 31, 2001. The decrease in sales of $4,000 is primarily the result of a decrease in medical fleece product sales.

The Medical market, which includes a line of face masks, eye shield and fleece bed pads, decreased by $59,000, or 6.4% to $862,000 for the quarter ended March 31, 2002 as compared to $921,000 for the quarter ended March 31, 2001. Medical face masks and medical fleece bed pads sales decreased which was partially offset by an increase in Medical shield sales. Medical mask and eye shield sales should improve over the next twelve months. The Medical market, which comprises approximately 15% of the Company's revenue, is not considered a high growth area for the Company.

Dental market sales decreased by approximately $81,000 or 17.0%, to $395,000 for the quarter ended March 31, 2002 as compared to $476,000 for the same period in 2001. The decline is due to the change in timing of purchases by a few distributors and we believe that revenue in this market will strengthen in the 2nd quarter of 2002.

Sales in the Pet Supply market, in which the Company markets a line of pet beds increased $29,000 or 11.0%, to $292,000 for the quarter ended March 31, 2002, compared to $263,000 for same period in 2001, due in part to increased sales to the Company's largest pet customer.

In the Food Service market, sales for the quarter ended March 31, 2002 were $49,000 compared to $70,000 in the same period of 2001. In January 2002, the Company announced a new distribution agreement with a food service distributor to sell and distribute Alpha Pro Tech's line of personal safety products starting in February 2002. The Company has introduced new products that continue to generate positive interest. The Company expects modest growth in this market starting in the latter part of 2002 and significant growth over the long term.

COST OF GOODS SOLD Cost of goods sold, excluding depreciation and amortization, decreased to $2,778,000 for the quarter ended March 31, 2002 from $3,054,000 for the same period in 2001 Gross profit margin increased to 46.6% for the quarter ended March 31, 2002 from 43.8% for the same period in 2001, due to an increase in the amount of products being manufactured in China. We expect this to continue during fiscal 2002 and therefore gross profit margin should continue to be strong for the balance of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased by $151,000 or 8.3% to $1,658,000 for the quarter ended March 31, 2002 from $1,809,000 for the quarter ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 31.9% in the quarter ended March 31, 2002 from 33.3% for the same period in 2001. The decrease in selling, general and administrative expenses primarily consists of decreased payroll related costs of $103,000; decreased travel, marketing and commission expenses of $30,000, and decreased general office expenses of $45,000, partially offset by increased rent and utilities of $30,000. Management expects selling, general and administrative expenses as a percentage of net sales to improve in 2002 as compared to 2001.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense decreased by $9,000 to $108,000 for the quarter ended March 31, 2002 from $117,000 for the same period in 2001. The decrease is primarily attributable to the introduction of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the need to amortize goodwill.

INCOME FROM OPERATIONS Income from operations increased by $204,000 or 44.8%, to $659,000 for the quarter ended March 31, 2002 as compared to income from operations of $455,000 for the quarter ended March 31, 2001. The increase in income from operations is due to an increase in gross profit of $44,000, a decrease in selling, general and administrative expenses of $151,000, and a decrease in depreciation and amortization of $9,000.

NET INTEREST Net interest expense increased by $14,000 to $10,000 for the quarter ended March 31, 2002 from net interest income of $4,000 for the quarter ended March 31, 2001. The increase in net interest expense is due to decreased interest income. Interest income decreased by $14,000, to $4,000 for the quarter ended March 31, 2002 from $18,000 in the same period of 2001 due to an overall decrease in interest rates.

INCOME BEFORE PROVISION FOR INCOME TAXES Income before provision for income taxes for the quarter ended March 31, 2002 was a record $649,000 as compared to $459,000 for the quarter ended March 31, 2001, representing an increase of $190,000 or 41.4%. This increase is attributable primarily, to an increase in gross profit of $44,000, to a decrease in selling, general and administrative expenses of $151,000 and a decrease in depreciation and amortization of $9,000, partially offset by an increase in net interest of $14,000.

PROVISION FOR INCOME TAXES The provision for income taxes for the quarter ended March 31, 2002 was $228,000, as compared to $159,000 for the quarter ended March 31, 2001. The increase in income taxes is due to higher income before provision for income taxes in 2002. The estimated tax rate is approximately 34% in 2002.

NET INCOME Net income for the quarter ended March 31, 2002 was a record $421,000 compared to net income of $300,000 for the quarter ended March 31, 2001, an increase of $121,000 or 40.3%. The net income increase of $121,000 is comprised of an increase in income from operations of $204,000, partially offset by an increase in net interest expense of $14,000 and an increase in income taxes of $69,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash of $1,705,000 and working capital of $6,504,000. During the quarter ended March 31, 2002, cash increased by $333,000 and accounts payable and accrued liabilities increased by $572,000. The increase in the Company's cash is primarily due to income from operations and managing cash flow, partially offset by net payments of notes payable.

The Company has a $4,301,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At March 31, 2002, the prime interest rate was 4.75%. The line of credit expires in May 2003, the term note expires in April 2003 and the equipment loans expire between December 2005 and September 2006. At March 31, 2002, the Company's unused portion of the line of credit is $2,525,000.

Net cash provided from operations was $805,000 for the quarter ended March 31, 2002 compared to $705,000 for the same period of 2001. The Company's generation of cash from operations of $805,000 for the quarter ended March 31, 2002 is up primarily due to an increase in net income, an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory and an increase in prepaid expenses and other assets.

The Company's investing activities have consisted primarily of expenditures for property and equipment of $72,000, for a total of $74,000 for the quarter ended March 31, 2002 compared to $534,000 for the quarter ended March 31, 2001.

The Company expects to purchase $250,000 of additional equipment in 2002. The Company leases equipment whenever possible.

In April 2002, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company's outstanding common stock.

During the quarter ended March 31, 2002, the Company's cash used in financing activities resulted primarily from payments on the Company's notes payable of $394,000 and payments on capital leases of $4,000.

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

                                    Alpha Pro Tech, Ltd.


DATE:      May 3, 2002              BY:  /s/ SHELDON HOFFMAN
      -------------------------        -----------------------------------
                                    SHELDON HOFFMAN
                                    CHIEF EXECUTIVE OFFICER
                                    PRINCIPAL FINANCIAL OFFICE