Form 10-Q
period 2002-06-30
ALPHA PRO TECH LTD
filed 2002-08-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002
Commission File No. 0-19893

Alpha Pro Tech, Ltd.

(exact name of registrant as specified in its charter)

Delaware, U.S.A.	63-1009183
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 112, 60 Centurian Drive
Markham, Ontario, Canada	L3R 9R2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (905) 479-0654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock , as of July 24, 2002

Common stock, $.01 par value….                                      23,228,007

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets -
June 30, 2002 (unaudited) and December 31, 2001

	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)

	c)	Consolidated Statement of Shareholder’s Equity for the six months ended June 30, 2002 (unaudited)

	d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)

	e)	Notes to Consolidated Financial Statements

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

	ITEM 4	Submission of Matters to a Vote Security Holders

SIGNATURES

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash	$1,236,000	$1,372,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at June 30, 2002 and December 31, 2001	2,965,000	2,455,000
Inventories, net	4,257,000	3,581,000
Prepaid expenses and other current assets	422,000	249,000
Deferred income taxes	467,000	467,000
Total current assets	9,347,000	8,124,000

Property and equipment, net	3,427,000	3,535,000
Intangible assets, net	187,000	189,000
Notes receivable and other assets	61,000	56,000
	$13,022,000	$11,904,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$998,000	$882,000
Accrued liabilities	1,054,000	603,000
Notes payable, current portion	165,000	185,000
Capital leases, current portion	3,000	9,000
Total current liabilities	2,220,000	1,679,000

Notes payable, less current portion	473,000	770,000
Deferred income taxes	551,000	551,000
Total liabilities	3,244,000	3,000,000

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 23,311,807 and 23,546,809 shares issued and outstanding at June 30, 2002 and December 31, 2001	233,000	235,000
Additional paid-in capital	23,707,000	23,920,000
Accumulated deficit	(14,162,000)	(15,251,000)
Total shareholders’ equity	9,778,000	8,904,000
	$13,022,000	$11,904,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Sales	$5,805,000	$6,003,000	$11,008,000	$11,438,000

Cost of goods sold, excluding depreciation and amortization	2,734,000	3,473,000	5,512,000	6,527,000

Gross margin	3,071,000	2,530,000	5,496,000	4,911,000

Expenses:
Selling, general and administrative	1,951,000	1,991,000	3,609,000	3,800,000
Depreciation and amortization	110,000	120,000	218,000	237,000

Income from operations	1,010,000	419,000	1,669,000	874,000

Interest, net	9,000	4,000	19,000	0

Income before provision for income taxes	1,001,000	415,000	1,650,000	874,000

Provision for income taxes	333,000	150,000	561,000	309,000

Net income	$668,000	$265,000	$1,089,000	$565,000

Basic income per share	$0.03	$0.01	$0.05	$0.02

Diluted income per share	$0.03	$0.01	$0.05	$0.02

Basic weighted average shares outstanding	23,495,569	23,595,697	23,521,047	23,643,783

Diluted weighted average shares outstanding	24,216,059	23,716,767	24,197,643	24,384,234

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	For the Six Months Ended June 30, 2002

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2001	23,546,809	$235,000	$23,920,000	$(15,251,000)	$8,904,000

Repurchased/cancel	(235,002)	(2,000)	(213,000)		(215,000)

Net Income				1,089,000	1,089,000

Balance at June 30, 2002	23,311,807	$233,000	$23,707,000	$(14,162,000)	$9,778,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,

	2002	2001
Cash Flows From Operating Activities:
Net income	$1,089,000	$565,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,000	237,000

Changes in assets and liabilities:
Accounts receivable, net	(510,000)	236,000
Inventories, net	(676,000)	(1,211,000)
Prepaid expenses and other assets	(178,000)	47,000
Accounts payable and accrued liabilities	567,000	520,000

Net cash provided by operating activities:	510,000	394,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(100,000)	(933,000)
Purchase of intangible assets	(8,000)	(12,000)

Net cash used in investing activities	(108,000)	(945,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	219,000	516,000
Payments on notes payable	(536,000)	(64,000)
Principal payments on capital leases	(6,000)	(23,000)
Proceeds from exercise of options		58,000
Payments for repurchase of common stock	(215,000)	(198,000)
Net cash provided by/(used in) financing activities	(538,000)	289,000

Decrease in cash during the period	(136,000)	(262,000)

Cash, beginning of period	$1,372,000	$1,131,000
Cash, end of period	$1,236,000	$869,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.  The Company

Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel products and wound care products.  Most of the Company’s disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States of America.

2.  Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements should be read in conjunction with the Companies Form 10-K for the year ended December 31, 2001.

There have been no significant changes since December 31, 2001 in accounting principles and practices utilized in the presentation of these financial statements.

3.  Inventories

	June 30, 2002	December 31, 2001

Raw materials	$2,185,000	$2,165,000
Work in process	152,000	100,000
Finished goods	2,232,000	1,628,000
	4,569,000	3,893,000
Less reserve for obsolescence	(312,000)	(312,000)
	$4,257,000	$3,581,000

4.  Accrued Liabilities

	June 30, 2002	December 31, 2001

Income taxes	$554,000	$27,000
Payroll and payroll taxes	373,000	416,000
Other	127,000	160,000
	$1,054,000	$603,000

5.  Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Net income (Numerator)	$668,000	$265,000	$1,089,000	$565,000

Shares (Denominator):
Basic weighted average shares outstanding	23,495,569	23,595,697	23,521,047	23,643,783
Add: Dilutive effect of stock options and warrants	720,490	121,070	676,596	740,451

Diluted weighted average shares outstanding	24,216,059	23,716,767	24,197,643	24,384,234

Net income per share:
Basic	$0.03	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$0.05	$0.02

6.    Activity of Business Segments

The Company classifies its businesses into three fundamental segments:  Apparel, consisting of a complete line of disposable clothing such as coveralls, frocks, lab coats, hoods, bouffant caps and shoe covers; Mask and eye shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care Unreal Lambskin®, consisting principally of fleece and other related products which includes a line of pet beds.

The accounting policies of the segments are the same as those described in the 10-K under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Apparel	$4,180,000	$4,367,000	$7,566,000	$7,843,000
Mask and eye shield	1,260,000	1,206,000	2,481,000	2,565,000
Fleece	365,000	430,000	961,000	1,030,000

Consolidated total net sales	$5,805,000	$6,003,000	$11,008,000	$11,438,000

A reconciliation of total segment net income to total consolidated net income for the three and six months ended June 30, 2002 and 2001 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Apparel	$1,475,000	$1,005,000	$2,453,000	$1,858,000
Mask and Shield	484,000	20,000	845,000	122,000
Fleece	47,000	72,000	196,000	211,000

Total segment net income	2,006,000	1,097,000	3,494,000	2,191,000
Unallocated corporate overhead expenses	(1,005,000)	(682,000)	(1,844,000)	(1,317,000)
Provision for income taxes	(333,000)	(150,000)	(561,000)	(309,000)

Consolidated net income	$668,000	$265,000	$1,089,000	$565,000

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                                                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2002, compared to the three months and six months ended June 30, 2001

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported record quarterly net income for the quarter ended June 30, 2002 of $668,000 as compared to $265,000 for the quarter ended June 30, 2001, representing an increase of $403,000 or 152.1%.  The increase is attributable to an increase in income before provision for income taxes of $586,000, partially offset by an increase in income taxes of  $183,000.

Sales Consolidated sales for the quarter ended June 30, 2002 decreased to $5,805,000 from $6,003,000 for the quarter ended June 30, 2001, representing a decrease of $198,000 or 3.3%.     The Company attributes the lower sales primarily to the continued slowdown in the Semiconductor clean room market.  Management expects increased sales each quarter vs. prior period quarters for the remainder of 2002 as we continue to regain the momentum lost during the second half of 2001.

Apparel sales for the quarter ended June 30, 2002 were $4,180,000 as compared to $4,367,000 for the same period of 2001.  The Apparel sales decrease of $187,000 or 4.3% was due primarily to decreased sales to the Company’s largest Industrial Safety/Clean Room distributor, partially offset by improved sales to other Industrial Safety distributors.  Sales are down due to the continued weakness in the Semiconductor clean room and Industrial Safety markets.  The Company expects a slow recovery throughout the year in both of those market segments.  The Company has begun to service the Pharmaceutical industry, and as a result, management expects growth in this market segment.

Mask and eye shield sales increased by $54,000 or 4.5% to $1,260,000 in 2002 from $1,206,000 in 2001.  The increase is primarily the result of an increase in medical and dental masks, partially offset by a small decline in industrial mask and shield sales.

Sales from the Company’s Extended Care Unreal Lambskin® and other related products, which includes a line of pet beds, decreased by $65,000 or 15.1% to $365,000 for the quarter ended June 30, 2002 from  $430,000 for the quarter ended June 30, 2001.  The decrease in sales of $65,000 is primarily the result of a decrease in medical fleece product and pet bed sales.

Consolidated sales were $11,008,000 and $11,438,000 for the six months ended June 30, 2002 and 2001 respectively, representing a decrease of $430,000 or 3.8%.

Apparel sales for the six months ended June 30, 2002 were $7,566,000 as compared to $7,843,000 for the same period of 2001, a decrease of $277,000 or 3.5%. The Company’s largest distributor has reported lower year to date sales of the Company’s products to their end-users, due to the slowdown in the Semiconductor clean room market.

Mask and eye shield sales decreased by $84,000 or 3.3% to $2,481,000 for the six months ended June 30, 2002 from $2,565,000 in the same period of 2001.  The decrease is primarily due to lower industrial mask sales, partially offset by increased medical and dental mask sales and shield sales.

Sales from the Company’s Extended Care Unreal Lambskin® and other related products decreased by $69,000 or 6.7% to $961,000 for the six months ended June 30, 2002 compared to $1,030,000 in the same period in 2001.  The decrease in sales is the result of a decrease in medical bed pad sales, partially offset by a slight increase in sales of pet bed products.

The Medical market, which includes a line of facemasks, eye shield and fleece bed pads, decreased by 10.8% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  A decrease in Medical fleece bed pads sales was partially offset by an increase in Medical facemask and shield sales.  The Medical market, which comprises approximately 15% of the Company’s revenue, is not considered a high growth area for the Company.

Dental market sales increased by 15.3% for the three months ended June 30, 2002 as compared to the same period in 2001.  The dental market decreased by 2.3% for the six months ended June 30, 2002 as compared to the same period in 2001.  Management believes that revenue in this market, which comprises approximately 7% of the Company’s revenue, will continue to strengthen due to the hiring of a dedicated dental sales rep.

In the Food Service market, sales for the six months ended June 30, 2002 were $170,000 compared to $86,000 in the same period of 2001, representing an increase of $84,000 or 97.7%.  In January 2002, the Company announced a new distribution agreement with a food service distributor to sell and distribute Alpha Pro Tech’s line of personal safety products starting in February 2002.   The Company expects modest growth in this market in 2002 and significant growth over the long term.

Cost of Goods Sold  Cost of goods sold, excluding depreciation and amortization, decreased to $2,734,000 for the quarter ended June 30, 2002 from $3,473,000 for the same period in 2001   Gross profit margin increased to 52.9% for the quarter ended June 30, 2002 from 42.1% for the same period in 2001, due to an increase in the amount of products being manufactured in China. Management expects this to continue during fiscal 2002 and therefore gross profit margin should continue to be strong for the balance of the year.

For the six months ended June 30, 2002 as compared to 2001, cost of goods sold decreased to $5,512,000 from $6,527,000.  Gross profit margin increased to 49.9% from 42.9% for the six months ended June 30, 2002 and 2001, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $40,000 or 2.0% to $1,951,000 for the quarter ended June 30, 2002 from $1,991,000 for the quarter ended June 30, 2001.  As a percentage of net sales, selling, general and administrative expenses increased slightly to 33.6% in the quarter ended June 30, 2002 from
33.2% for the same period in 2001.  The decrease in selling, general and administrative expenses primarily consists of decreased travel, marketing and commission expenses of $80,000; and decreased general office expenses of $42,000, partially offset by increased rent and utilities of $22,000 and increased professional fees and public company expenses of $70,000.

Selling, general and administrative expenses decreased by $191,000 or 5.0%, to $3,609,000 for the six months ended June 30, 2002 from $3,800,000 for the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 32.8% in the six months ended June 30, 2002 from 33.2% in the same period of 2001.  The decrease in selling, general and administrative expenses primarily consists of decreased payroll related costs of $110,000; decreased travel, marketing and commission expenses of $110,000 and decreased general office expenses of $86,000; partially offset by increased rent and utilities of $52,000 and increased professional fees and public company expenses of $56,000.

Depreciation and Amortization Depreciation and amortization expense decreased by $10,000 to $110,000 for the quarter ended June 30, 2002 from $120,000 for the same period in 2001 and decreased by $19,000 to $218,000 from $237,000 for the six months ended June 30, 2002 compared to the same period in 2001.  The decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated the need to amortize goodwill effective January 1, 2002.

Income from Operations Income from operations increased by $591,000 or 141.1%, to $1,010,000 for the quarter ended June 30, 2002 as compared to income from operations of $419,000 for the quarter ended June 30, 2001.  The increase in income from operations is due to an increase in gross profit of $541,000, a decrease in selling, general and administrative expenses of $40,000, and a decrease in depreciation and amortization of $10,000.

Income from operations increased by $795,000 or 91.0% to $1,669,000 for the six months ended June 30, 2002 as compared to income from operations of $874,000 for the six months ended June 30, 2001.  The increase in income from operations is due to an increase in gross profit of $585,000, a decrease in selling, general and administrative expenses of $191,000, and a decrease in depreciation and amortization of $19,000.

Net Interest Net interest expense increased by $5,000 to $9,000 for the quarter ended June 30, 2002 from net interest expense of $4,000 for the quarter ended June 30, 2001.  Net interest expense increased by $19,000 to $19,000 for the six months ended June 30, 2002 from $0 for the six months ended June 30, 2001.  The increase in net interest expense is due to decreased interest income. Interest income decreased by $15,000 to $8,000 for the six months ended June 30, 2002 from $23,000 in the same period of 2001 due to an overall decrease in interest rates.

Income Before Provision for Income Taxes Income before provision for income taxes for the quarter ended June 30, 2002 was a record $1,001,000 as compared to $415,000 for the quarter ended June 30, 2001, representing an increase of $586,000 or 141.2%.  This increase is attributable primarily to an increase in gross profit of $541,000, a decrease in selling, general and administrative expenses of $40,000 and a decrease in depreciation and amortization of $10,000, partially offset by an increase in net interest expense of $5,000.

Income before provision for income taxes for the six months ended June 30, 2002 was $1,650,000 as compared to $874,000 for the six months ended June 30, 2001, representing an increase of $776,000 or 88.8%.  This increase is attributable primarily to an increase in gross profit of $585,000, a decrease in selling, general and administrative expenses of $191,000 and a decrease in depreciation and amortization of $19,000, partially offset by an increase in net interest expense of $19,000.

Provision for Income Taxes The provision for income taxes for the three and six months ended June 30, 2002 was $333,000 and $561,000, as compared to $150,000 and $309,000 for the three and six months ended June 30, 2001.  The estimated tax rate is approximately 34%.

Net Income Net income for the quarter ended June 30, 2002 was a record $668,000 compared to net income of $265,000 for the quarter ended June 30, 2001, an increase of $403,000 or 152.1%.  The net income increase of $403,000 is comprised of an increase in income from operations of  $591,000, partially offset by an increase in net interest expense of $5,000 and an increase in income taxes of $183,000.

Net income for the six months ended June 30, 2002 was $1,089,000 compared to net income of $565,000 for the six months ended June 30, 2001, an increase of $524,000 or 92.8%.  The net income increase of $524,000 is comprised of an increase in income from operations of $795,000, partially offset by an increase in net interest expense of $19,000 and an increase in income taxes of $252,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash of $1,236,000 and working capital of $7,127,000.  During the quarter ended June 30, 2002, cash decreased by $136,000 and accounts payable and accrued liabilities increased by  $567,000.   The decrease in the Company’s cash is due primarily to net payments on notes payable and payments for the repurchase of the Company’s common shares, partially offset by income from operations.

The Company has a $4,301,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans.  At June 30, 2002, the prime interest rate was 4.75%.  The line of credit expires in May 2004, the term note expires in April 2003 and the equipment loans expire between December 2005 and September 2006.  At June 30, 2002, the Company’s unused portion of the line of credit is $2,282,000.

Net cash provided from operations was $510,000 for the six months ended June 30, 2002 compared to $394,000 for the same period of 2001.  The increase in Company’s generation of cash from operations of $510,000 for the six months ended June 30, 2002 is primarily due to an increase in net income, an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory, accounts receivable and an increase in prepaid expenses and other assets.

The Company’s investing activities have consisted primarily of expenditures for property and equipment and intangible assets, for a total of $108,000 for the six months ended June 30, 2002 compared to $945,000 for the six months ended June 30, 2001.

The Company expects to purchase approximately an additional $100,000 of equipment in 2002.

During the six months ended June 30, 2002, the Company’s cash used in financing activities resulted primarily from payments on the Company’s notes payable of $317,000 and payments of $215,0000 for the repurchase of common stock.

In April 2002, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  Previously the Company has bought back 877,900 common shares at a cost of $1,036,000.  As of June 30, 2002, the Company has bought back a total of 1,112,900 common shares at a cost of $1,251,000, which includes 235,000 common shares at a cost of $215,000 on the most recently approved buy back.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company’s projected working capital and planned capital expenditures for the foreseeable future.

Alpha Pro Tech, Ltd.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	Registrant held its Annual Meeting of Shareholders June 14, 2002.

	(b)		The following persons were elected Directors pursuant to the votes indicated:

	Name	For	Against

	Sheldon Hoffman	21,256,837	125,842

	Alexander Millar	21,256,837	125,842

	Donald Bennett, Jr.	21,256,837	125,842

	Robert Isaly	21,256,837	125,842

	John Ritota	21,256,837	125,842

	Russell Manock	21,256,837	125,842

	(c)		The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent accountants as follows:

	For	Against	Abstain

	21,305,087	55,790	21,802

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	August 9, 2002	BY:	Sheldon Hoffman

SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER