Form 10-Q/A
period 2002-06-30
ALPHA PRO TECH LTD
filed 2002-08-13
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

(905) 479-0654
Registrant’s telephone number, including area code

This amendment relates only to the filing of Exhibit 99.1 consisting of the Certification by the CEO and  Principal Financial Officer of the Registrant.

Alpha Pro Tech, Ltd.

Table of Contents

PART II.	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 99.1

Alpha Pro Tech, Ltd.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 99.1: Certification by the CEO and Principal Financial Officer (annexed hereto)

Reports on Form 8-K:	none

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	August 12, 2002	BY:	/s/ Sheldon Hoffman

SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER

1

Exhibit 99.1:

Certification by the CEO and Principal Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of

1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

DATE:	August 12, 2002	/s/ Sheldon Hoffman

SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER

2