Form 10-Q
period 2002-09-30
ALPHA PRO TECH LTD
filed 2002-11-07
CIK 884269

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2002
Commission File No. 0-19893

Alpha Pro Tech, Ltd.
(exact name of registrant as specified in its charter)

Delaware, U.S.A. (State or other jurisdiction of incorporation)	63-1009183 (I.R.S. Employer Identification No.)

Suite 112, 60 Centurian Drive Markham, Ontario, Canada (Address of principal executive offices)	L3R 9R2 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2002

Common stock, $.01 par value	22,837,734

Alpha Pro Tech, Ltd.

Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
ITEM 1 Consolidated Financial Statements
a) Consolidated Balance Sheets—September 30, 2002 (unaudited) and December 31, 2001	1
b) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2002 and September 30, 2001	2
c) Consolidated Statement of Shareholders' Equity (unaudited) for the nine months ended September 30, 2002	3
d) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and September 30, 2001	4
e) Notes to Consolidated Financial Statements (unaudited)	5-7
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12
PART II. OTHER INFORMATION
ITEM 6 Exhibits and Reports on Form 8-K	13
Exhibit 99.1: Certification by CEO (annexed hereto)
Exhibit 99.2: Certification by CFO (annexed hereto)
Reports on Form 8-K: none
SIGNATURES	13
Certifications	14-15
Exhibits	16-17

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Alpha Pro Tech, Ltd.
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,243,000	$1,372,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at September 30, 2002 and December 31, 2001	2,245,000	2,455,000
Inventories, net	4,071,000	3,581,000
Prepaid expenses and other current assets	496,000	249,000
Deferred income taxes	467,000	467,000

Total current assets	9,522,000	8,124,000
Property and equipment, net	3,359,000	3,535,000
Intangible assets, net	185,000	189,000
Notes receivable and other assets	60,000	56,000

	$13,126,000	$11,904,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$761,000	$882,000
Accrued liabilities	1,435,000	603,000
Notes payable, current portion	141,000	185,000
Capital leases, current portion	1,000	9,000

Total current liabilities	2,338,000	1,679,000
Notes payable, less current portion	318,000	770,000
Deferred income taxes	551,000	551,000

Total liabilities	3,207,000	3,000,000

Shareholders' Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 23,051,307 and 23,546,809 shares issued and outstanding at September 30, 2002 and December 31, 2001	230,000	235,000
Additional paid-in capital	23,489,000	23,920,000
Accumulated deficit	(13,800,000)	(15,251,000)

Total shareholders' equity	9,919,000	8,904,000

	$13,126,000	$11,904,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	$5,013,000	$5,069,000	$16,021,000	$16,508,000
Cost of goods sold, excluding depreciation and amortization	2,480,000	2,924,000	7,992,000	9,451,000

Gross margin	2,533,000	2,145,000	8,029,000	7,057,000
Expenses:
Selling, general and administrative	1,869,000	1,865,000	5,478,000	5,665,000
Depreciation and amortization	112,000	121,000	330,000	358,000

Income from operations	552,000	159,000	2,221,000	1,034,000
Interest expense, net	10,000	14,000	29,000	14,000

Income before provision for income taxes	542,000	145,000	2,192,000	1,020,000
Provision for income taxes	180,000	44,000	741,000	353,000

Net income	$362,000	$101,000	$1,451,000	$667,000

Basic income per share	$0.02	$0.00	$0.06	$0.03

Diluted income per share	$0.02	$0.00	$0.06	$0.03

Basic weighted average shares outstanding	23,147,571	23,913,020	23,411,935	23,874,167

Diluted weighted average shares outstanding	23,512,912	24,345,712	24,210,311	24,512,032

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2002

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2001	23,546,809	$235,000	$23,920,000	($15,251,000)	$8,904,000
Repurchased/cancel	(505,502)	(5,000)	(438,000)		(443,000)
Options exercised	10,000		7,000		7,000
Net Income				1,451,000	1,451,000

Balance at September 30, 2002	23,051,307	$230,000	$23,489,000	($13,800,000)	$9,919,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$1,451,000	$667,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,000	358,000
Changes in assets and liabilities:
Accounts receivable, net	210,000	587,000
Inventories, net	(490,000)	(1,257,000)
Prepaid expenses and other assets	(251,000)	68,000
Accounts payable and accrued liabilities	711,000	(20,000)

Net cash provided by operating activities:	1,961,000	403,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(140,000)	(1,071,000)
Purchase of intangible assets	(10,000)	(15,000)

Net cash used in investing activities	(150,000)	(1,086,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	241,000	1,406,000
Payments on notes payable	(737,000)	(441,000)
Principal payments on capital leases	(8,000)	(27,000)
Proceeds from exercise of stock options	7,000	58,000
Payments for repurchase of common stock	(443,000)	(356,000)

Net cash provided by/(used in) financing activities	(940,000)	640,000

Increase/(decrease) in cash during the period	871,000	(43,000)
Cash and cash equivalents, beginning of period	$1,372,000	$1,131,000

Cash and cash equivalents, end of period	$2,243,000	$1,088,000

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

2.
Basis of Presentation

  The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

  There have been no significant changes since December 31, 2001 in accounting principles and practices utilized in the preparation of these financial statements.

3.
Inventories

	September 30, 2002	December 31, 2001
Raw materials	$1,852,000	$2,165,000
Work in process	127,000	100,000
Finished goods	2,404,000	1,628,000

	4,383,000	3,893,000
Less reserve for obsolescence	(312,000)	(312,000)

	$4,071,000	$3,581,000

4.
Reclassifications

  Certain 2001 balances have been reclassified to conform to the current periods presentation. These reclassifications had no effect on net income, total assets or liabilities.

Alpha Pro Tech, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

5.
Accrued Liabilities

	September 30, 2002	December 31, 2001
Income taxes	$719,000	$27,000
Payroll and payroll taxes	548,000	416,000
Other	168,000	160,000

	$1,435,000	$603,000

6.
Basic and Diluted Net Income Per Share

  The following table provides a reconciliation of both the net income and the number of shares used in the computation of "basic" EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (Numerator)	$362,000	$101,000	$1,451,000	$667,000
Shares (Denominator):
Basic weighted average shares outstanding	23,147,571	23,913,020	23,411,935	23,874,167
Add: Dilutive effect of stock options and warrants	365,341	432,692	798,377	637,865

Diluted weighted average shares outstanding	23,512,912	24,345,712	24,210,311	24,512,032

Net income per share:
Basic	$0.02	$0.00	$0.06	$0.03
Diluted	$0.02	$0.00	$0.06	$0.03

Alpha Pro Tech, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

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

  The accounting policies of the segments are the same as those described in the 10-K under "Summary of Significant Accounting Policies." Segment data excludes income taxes and charges allocated to head office and corporate sales/marketing departments. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

  The following table shows net sales for each segment for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Apparel	$3,425,000	$3,498,000	$10,990,000	$11,267,000
Mask and eye shield	1,160,000	1,160,000	3,641,000	3,800,000
Fleece	428,000	411,000	1,390,000	1,441,000

Consolidated total net sales	$5,013,000	$5,069,000	$16,021,000	$16,508,000

  A reconciliation of total segment net income to total consolidated net income for the three and nine months ended September 30, 2002 and 2001 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Apparel	$1,054,000	$681,000	$3,506,000	$2,541,000
Mask and Shield	427,000	227,000	1,261,000	900,000
Fleece	60,000	63,000	267,000	274,000

Total segment net income	1,541,000	971,000	5,034,000	3,715,000
Unallocated corporate overhead expenses	(999,000)	(826,000)	(2,842,000)	(2,695,000)
Provision for income taxes	(180,000)	(44,000)	(741,000)	(353,000)

Consolidated net income	$362,000	$101,000	$1,451,000	$667,000

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2002, compared to the three months and nine months ended September 30, 2001

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported quarterly net income for the quarter ended September 30, 2002 of $362,000 as compared to $101,000 for the quarter ended September 30, 2001, representing an increase of $261,000 or 258.4%. The increase is attributable to an increase in income before provision for income taxes of $397,000, partially offset by an increase in income taxes of $136,000.

Sales    Consolidated sales for the quarter ended September 30, 2002 decreased slightly to $5,013,000 from $5,069,000 for the quarter ended September 30, 2001, representing a decrease of $56,000 or 1.1%. The Company attributes the lower sales primarily to the continued slowdown in the Semiconductor clean room market.

Apparel sales for the quarter ended September 30, 2002 were $3,425,000 as compared to $3,498,000 for the same period of 2001. The Apparel sales decrease of $73,000 or 2.1% was due primarily to decreased sales to the Company's largest Industrial Safety/Clean Room distributor, partially offset by increased sales to the Pharmaceutical market. Sales are down primarily due to the continued weakness in the Semiconductor clean room market. The Company continues to expect a slow recovery over the next several months in the Semiconductor clean room market. The Pharmaceutical market has been expanding, and as a result, management expects continued growth in this market segment.

Mask and eye shield sales for the quarter ended September 30, 2002 were flat at $1,160,000 as compared to the same period in 2001. This is primarily the result of an increase in shield sales and an increase in medical and dental masks, partially offset by a decline in industrial mask sales.

Sales from the Company's Extended Care Unreal Lambskin® and other related products, which includes a line of pet beds, increased by $17,000 or 4.1% to $428,000 for the quarter ended September 30, 2002 from $411,000 for the quarter ended September 30, 2001. The increase in sales is primarily the result of an increase in pet bed sales, partially offset by a decrease in medical fleece products.

Consolidated sales were $16,021,000 and $16,508,000 for the nine months ended September 30, 2002 and 2001 respectively, representing a decrease of $487,000 or 3.0%.

Apparel sales for the nine months ended September 30, 2002 were $10,990,000 as compared to $11,267,000 for the same period of 2001, a decrease of $277,000 or 2.5%. The Company's largest distributor has reported lower year to date sales of the Company's products to their end-users, due to the slowdown in the Semiconductor clean room market.

Mask and eye shield sales decreased by $159,000 or 4.2% to $3,641,000 for the nine months ended September 30, 2002 from $3,800,000 in the same period of 2001. The decrease is primarily due to lower industrial mask sales, partially offset by increased medical and dental mask sales and shield sales.

Sales from the Company's Extended Care Unreal Lambskin® and other related products decreased by $51,000 or 3.5% to $1,390,000 for the nine months ended September 30, 2002 compared to $1,441,000 in the same period in 2001. The decrease in sales is the result of a decrease in medical bed pad sales, partially offset by an increase in sales of pet bed products.

The Medical market, which includes a line of facemasks, eye shield and fleece bed pads, decreased by 8.5% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Sales from the medical market decrease by 9.9% for the nine months ended September 30, 2002 as compared to the same period in 2001. The Medical market, which comprises approximately 15% of the Company's revenue, is not considered a high growth area for the Company.

Dental market sales increased by 9.5% for the three months ended September 30, 2002 as compared to the same period in 2001. The dental market increased by 1.2% for the nine months ended September 30, 2002 as compared to the same period in 2001. Management believes that revenue in this market, which comprises approximately 8% of the Company's revenue, will continue to strengthen due to the hiring of a dedicated dental sales representative.

In the Food Service market, sales for the three months ended September 30, 2002 were $43,000 compared to $93,000 in the same period of 2001, representing a decrease of $50,000 or 53.8%. Sales for the nine months ended September 30, 2002 were $213,000 compared to $179,000 in the same period of 2001, representing an increase of $34,000 or 19.0%. In January 2002, the Company announced a new distribution agreement with a food service distributor to sell and distribute Alpha Pro Tech's line of personal safety products starting in February 2002. The Company expects modest growth in this market in 2002 and stronger growth over the long term.

Cost of Goods Sold    Cost of goods sold, excluding depreciation and amortization, decreased to $2,480,000 for the quarter ended September 30, 2002 from $2,924,000 for the same period in 2001 Gross profit margin increased to 50.5% for the quarter ended September 30, 2002 from 42.3% for the same period in 2001, due to an increase in the amount of products being manufactured in China. Management expects that its gross profit margin should continue to be strong for the remainder of 2002.

For the nine months ended September 30, 2002 as compared to 2001, cost of goods sold decreased to $7,992,000 from $9,451,000. Gross profit margin increased to 50.1% from 42.8% for the nine months ended September 30, 2002 and 2001, respectively, due to an increase in the amount of products being manufactured in China.

Selling, General and Administrative Expenses    Selling, general and administrative expenses increased slightly by $4,000 or 0.2% to $1,869,000 for the quarter ended September 30, 2002 from $1,865,000 for the quarter ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased slightly to 37.3% for the quarter ended September 30, 2002 from 36.8% for the same period in 2001. The slight increase in selling, general and administrative expenses primarily consists of increased professional fees and public company expenses of $79,000; partially offset by decreased travel, marketing and commission expenses of $32,000; decreased general office, telecommunication and factory indirect expenses of $30,000, and decreased rent and utilities of $15,000.

Selling, general and administrative expenses decreased by $187,000 or 3.3%, to $5,478,000 for the nine months ended September 30, 2002 from $5,665,000 for the nine months ended September 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 34.2% for the nine months ended September 30, 2002 from 34.3% in the same period of 2001. The decrease in selling, general and administrative expenses primarily consists of decreased payroll related costs of $117,000; decreased travel, marketing and commission expenses of $142,000 and decreased general office expenses of $97,000; partially offset by increased rent and utilities of $37,000 and increased professional fees and public company expenses of $135,000.

Depreciation and Amortization    Depreciation and amortization expense decreased by $9,000 to $112,000 for the quarter ended September 30, 2002 from $121,000 for the same period in 2001 and decreased by $28,000 to $330,000 from $358,000 for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the need to amortize goodwill effective January 1, 2002.

Income from Operations    Income from operations increased by $393,000 or 247.2%, to $552,000 for the quarter ended September 30, 2002 as compared to income from operations of $159,000 for the quarter ended September 30, 2001. The increase in income from operations is due to an increase in gross profit of $388,000 and a decrease in depreciation and amortization of $9,000; partially offset by a slight increase in selling, general and administrative expenses of $4,000,

Income from operations increased by $1,187,000 or 114.8% to $2,221,000 for the nine months ended September 30, 2002 as compared to income from operations of $1,034,000 for the nine months ended September 30, 2001. The increase in income from operations is due to an increase in gross profit of $972,000, a decrease in selling, general and administrative expenses of $187,000, and a decrease in depreciation and amortization of $28,000.

Net Interest    Net interest expense decreased by $4,000 to $10,000 for the quarter ended September 30, 2002 from net interest expense of $14,000 for the quarter ended September 30, 2001 primarily due to lower interest rates and lower borrowings. Net interest expense increased by $15,000 to $29,000 for the nine months ended September 30, 2002 from $14,000 for the nine months ended September 30, 2001. The increase in net interest expense is primarily due to decreased interest income. Interest income decreased by $15,000 to $12,000 for the nine months ended September 30, 2002 from $27,000 in the same period of 2001 due to an overall decrease in interest rates.

Income Before Provision for Income Taxes    Income before provision for income taxes for the quarter ended September 30, 2002 was $542,000 as compared to $145,000 for the quarter ended September 30, 2001, representing an increase of $397,000 or 273.8%. This increase is attributable primarily to an increase in gross profit of $388,000, a decrease in depreciation and amortization of $9,000 and a decrease in net interest expense of $4,000, partially offset by an increase in selling, general and administrative expenses of $4,000.

Income before provision for income taxes for the nine months ended September 30, 2002 was $2,192,000 as compared to $1,020,000 for the nine months ended September 30, 2001, representing an increase of $1,172,000 or 114.9%. This increase is attributable primarily to an increase in gross profit of $972,000, a decrease in selling, general and administrative expenses of $187,000 and a decrease in depreciation and amortization of $28,000, partially offset by an increase in net interest expense of $15,000.

Provision for Income Taxes    The provision for income taxes for the three and nine months ended September 30, 2002 was $180,000 and $741,000, as compared to $44,000 and $353,000 for the three and nine months ended September 30, 2001. The estimated tax rate is approximately 33%.

Net Income    Net income for the quarter ended September 30, 2002 was $362,000 compared to net income of $101,000 for the quarter ended September 30, 2001, an increase of $261,000 or 258.4%. The net income increase of $261,000 is comprised of an increase in income from operations of $393,000 and a decrease in net interest expense of $4,000; partially offset by an increase in income taxes of $136,000.

Net income for the nine months ended September 30, 2002 was $1,451,000 compared to net income of $667,000 for the nine months ended September 30, 2001, an increase of $784,000 or 117.5%. The net income increase of $784,000 is comprised of an increase in income from operations of $1,187,000, partially offset by an increase in net interest expense of $15,000 and an increase in the provision for income taxes of $388,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash of $2,243,000 and working capital of $7,184,000. During the quarter ended September 30, 2002, cash increased by $871,000 and accounts payable and accrued liabilities increased by $711,000. The increase in the Company's cash is due primarily to a decrease in accounts receivable, increased net income, partially offset by an increase in inventories, the purchase of property and equipment, net payments on notes payable and the repurchase of common stock.

The Company has a $4,301,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At September 30, 2002, the prime interest rate was 4.75%. The line of credit expires in May 2004, the term note expires in April 2003 and the equipment loans expire between December 2005 and September 2006. At September 30, 2002, the Company's unused portion of the line of credit is $2,380,000.

Net cash provided by operating activities was $1,961,000 for the nine months ended September 30, 2002 compared to $403,000 for the same period of 2001. The increase in Company's generation of cash by operating activities for the nine months ended September 30, 2002 is primarily due to an increase in net income, a decrease in accounts receivable, an increase in accounts payable and accrued liabilities and a smaller increase in inventories, partially offset by an increase in prepaid expenses and other assets.

The Company's investing activities consisted primarily of expenditures for property and equipment and intangible assets, for a total of $150,000 for the nine months ended September 30, 2002 compared to $1,086,000 for the nine months ended September 30, 2001.

The Company expects to purchase approximately an additional $50,000 of equipment in 2002.

During the nine months ended September 30, 2002, the Company's cash used in financing activities resulted primarily from payments on the Company's notes payable of $737,000, offset by proceeds from notes payable of $241,000 and from payments of $443,000 for the repurchase of common stock.

In April 2002, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company's outstanding common stock. Previously the Company had repurchased 877,900 common shares at a cost of $1,036,000. As of September 30, 2002, the Company has bought back a total of 1,383,400 common shares at a cost of $1,479,000, which includes 505,500 common shares at a cost of $443,000 on the most recently approved buy back.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the foreseeable future.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1: Certification by the Chief Executive Officer (annexed hereto)

        Exhibit 99.2: Certification by the Chief Financial Officer (annexed hereto)

        Reports on Form 8-K: none

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.
DATE:	November 5, 2002	BY:	/s/ SHELDON HOFFMAN Sheldon Hoffman Chief Executive Officer
Alpha Pro Tech, Ltd.
DATE:	November 5, 2002	BY:	/s/ LLOYD HOFFMAN Lloyd Hoffman Chief Financial Officer

CERTIFICATIONS

  I, Sheldon Hoffman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Alpha Pro Tech, Ltd;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in they quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE:	November 5, 2002	BY: /s/ SHELDON HOFFMAN Sheldon Hoffman Chief Executive Officer

CERTIFICATIONS

  I, Lloyd Hoffman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Alpha Pro Tech, Ltd;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in they quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
DATE:	November 5, 2002	BY: /s/ LLOYD HOFFMAN Lloyd Hoffman Chief Financial Officer

QuickLinks

Alpha Pro Tech, Ltd .
Table of Contents
PART I. FINANCIAL INFORMATION
Alpha Pro Tech, Ltd. Consolidated Balance Sheets
Alpha Pro Tech, Ltd. Consolidated Statements of Operations (Unaudited)
Alpha Pro Tech, Ltd. Consolidated Statement of Shareholders' Equity (Unaudited) For the Nine Months Ended September 30, 2002
Alpha Pro Tech, Ltd. Consolidated Statements of Cash Flows (Unaudited)
PART II—OTHER INFORMATION