Form 10-K
period 2002-12-31
ALPHA PRO TECH LTD
filed 2003-03-19
CIK 884269

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549
                                    FORM 10-K

(Mark One)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number - 019893

                                   ----------

                              ALPHA PRO TECH, LTD.
             (exact name of registrant as specified in its charter)

                                   ----------

         Delaware                           63-1009183
-------------------------------             -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 112, 60 Centurian Drive
Markham, Ontario                                                         L3R 9R2
------------------------------                                          --------
Address of principal offices                                            Zip Code

Registrant's telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

                     Common Shares Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of registrant's Common Shares outstanding as of March 5, 2003 was 22,477,807

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2003 was $20,904,361 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows: Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

                                     PART I

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

The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. The Company's Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. Copies of this Form 10-K, not including any of the exhibits listed under Item 16 of this Form 10-K, are available without charge upon request. Please contact the Company to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (905-479-0654).

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission

ITEM 1.      BUSINESS

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

BUSINESS

The Company develops, manufactures and markets disposable protective apparel and consumer products for the cleanroom, industrial, medical, dental, and consumer markets. The Company operates through three major segments : apparel; mask and shield; and extended care. The Company's products are primarily sold under the "Alpha Pro Tech" brand name, but are also sold for use under private label.

The Company's products are classified into four groups: Disposable protective apparel, consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys. The Company's products as classified above are grouped into three segments. The Apparel segment, consisting of disposable protective apparel; the Mask/Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

The Company's current strategy is to not only grow its cleanroom business through its exclusive agreement with VWR Scientific Products, but to also focus on its other core businesses which include medical, dental, industrial safety and pet. As part of its current strategy, emphasis is being placed on developing innovative products and processes and sourcing raw materials and finished goods globally which are expected to increase capacity and gross margins.

The Company's products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 11 major distributors, approximately 935 additional distributors, approximately 21 independent sales representatives and a Company sales and marketing force of 15 people.

PRODUCTS

The Company's principal product groups and products include the following:

          Disposable Protective Apparel
          - Shoecovers
          - Headcovers
          - Gowns
          - Coveralls
          - Lab Coats

          Infection Control
          - Face Masks
          - Face Shields

          Extended Care
          - Unreal Lambskin
          - Medi-Pads
          - Hospital Pads
          - Wheelchair accessories
          - Bedrail Pads
          - Knee and Elbow protectors

          Consumer Products
          - Pet Bedding
          - Pet Toys

DISPOSABLE PROTECTIVE APPAREL

The Apparel division was established April 1, 1994. The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products. These are manufactured in Mexico and China.

MASK AND EYE SHIELDS

The facemasks come in a wide variety of filtration efficiencies and styles. The Company's patented Positive Facial Lock(R) feature provides a custom fit to the face to prevent blow-by for better protection. The Company's Magic Arch (R) feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.

The term "blow-by" is used to describe the potential for infectious material entering or escaping a facemask without going through the filter, as a result of gaps or openings in the face mask.

All of the eye shields are made from an optical-grade polyester film, and have a permanent anti-fog feature. This provides the wearer with extremely lightweight, distortion-free protection that can be worn for hours and will not fog up from humidity and/or perspiration. An important feature of all eye and face shields is that they are disposable. This eliminates a chance of cross infection between patients and saves hospitals the expense of sterilization after every use.

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

MARKETS

The Company's products are sold to the following markets: Infection control products, (Masks and Shields) and disposable protective apparel are sold to the Medical and Dental markets and the Industrial and Cleanroom markets; Unreal Lambskin and Medi-Pads are sold to the Extended Care market; Pet Bedding and Pet Toys are sold to the Consumer market; and automated shoecovers are sold to the Medical, Industrial and Cleanroom markets.

DISTRIBUTION

The Company relies for the sale of its products primarily on a network of independent distributors which include the following:

-    VWR Scientific
-    Cardinal Healthcare
-    McKesson HBOC
-    Medline Industries
-    Blain Supply
-    Owens and Minor
-    Cameron & Barkley
-    Berkeley Medical Resources
-    Henry Schein, Inc.
-    Stauffer Glove & Safety
-    Patterson Dental

These eleven major United States distributors, to the best of the Company's knowledge, all sell competing products.

Sales to our largest customer, VWR Scientific, represented 64.5% of total sales for 2002, 65.2% for 2001, and 62.5 % for 2000.

The Company's agreements with its largest distributor provide for exclusive distribution rights with respect to eye and face shields, masks and disposable apparel for sale to the Industrial/Cleanroom market place. In order to retain such exclusivity, the distributor has agreed to purchase at least 95% of its prior year's distributor sales in the current year. Since the beginning of its relationship with such supplier, the minimum requirement has been met each year.

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

The Company's disposable protective apparel production is located in two facilities, a 60,000 sq. ft. facility located at 1287 Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing. The lease on a third facility, a 19,500 square foot facility at Kennedy Drive #6 in Sonora, Mexico, expired on June 30, 2002 and was not renewed due to an emphasis on goods manufactured in China.

In 2001, the Company began subcontracting the manufacturing of some of its goods previously manufactured in Mexico to subcontractors in China. These goods are manufactured pursuant to the Company's specifications and quality assurance guidelines. Certain proprietary products are being made in China using material supplied by the Company.

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

COMPETITION

The Company faces substantial competition from numerous other companies, including some companies with greater marketing and financial resources. The Company's major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas. Other large competitors include Minnesota Mining and Manufacturing Corporation (3M), Johnson & Johnson, White Knight/Precept, Allegiance Health Care Corp., and Medline Industries Inc. The Company's major competitors in the industrial and cleanroom market are Kimberly Clark, 3M, Kappler USA, Dupont and Allegiance Health Care. In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are the principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation and Lazy Pet Company.

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

The Company does not anticipate that any federal, state and local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on the capital expenditures, earnings or competitive position of its business.

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

TRADEMARKS

Many of the Company products are sold under various trademarks and trade names, including Alpha Pro Tech. The Company believes that many of its trademarks and trade names have significant recognition in its principal markets and takes customary steps to register or otherwise protect its rights in its trademarks and trade names.

EMPLOYEES

As of February 6, 2003, the Company had 230 employees, including 17 persons at its head office in Markham, Ontario, Canada; 20 persons at its facemask production facility in Salt Lake City, Utah, 22 persons at its Extended Care production facility in Janesville, Wisconsin; 32 persons at its cutting, warehouse and shipping facility in Nogales, Arizona; 106 at its sewing and shield assembly operation in Benjamin Hill, Mexico; 17 persons at its coating and automated shoecover facility in Valdosta, Georgia; a sales and marketing staff of 15 and 1 person in China.

None of the Company's employees in the United States and Canada are subject to collective bargaining agreements. However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for its Mexican employees. Benefits are reviewed annually by May and the 2002 agreement was signed with moderate benefit increases. Wages are set by the Government of Mexico. The Company considers its relations with the union and its employees to be good.

ITEM 2.      PROPERTIES

The Companies' Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $4,100 under a lease expiring February 28, 2006. Seventeen (17) employees of the Company, including the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer and Senior Vice President-Finance and Administration, Lloyd Hoffman work out of the head office.

The Company manufactures its surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah. The monthly rental is $6,500 for 24,500 square feet. This lease expires June 30, 2004 with successive 2-year renewal options with rental rate increases based on the U.S. Consumer Price Index.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin. These premises of 35,000 square feet are leased for $7,600 monthly. The lease expires August 15, 2005. The Company's line of Extended Care and consumer products is manufactured at this facility.

The Apparel division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rental is $16,500 for 60,000 square feet. This lease expires December 31, 2005. Sewing and shield assembly is done at Ave. Abelardo L. Rodriguez Y. Novena, Benjamin Hill, Sonora, Mexico. The monthly rental is $5,000 for 30,000 square feet. This lease expires June 23, 2004. The lease on a third facility, a 19,500 square foot plant at Kennedy Drive #6 in Sonora, Mexico expired on June 30, 2002 and was not renewed due to an emphasis on China manufactured goods.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
                            PRICE RANGE OF SECURITIES

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol "APT."

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the Amex were as follows:

2001     First Quarter                        $   1.063        $    3.75
         Second Quarter                            1.01             1.40
         Third Quarter                             0.65             1.20
         Fourth Quarter                            0.84             1.05

2002     First Quarter                        $    0.80        $    1.23
         Second Quarter                            0.71             1.20
         Third Quarter                             0.75             1.04
         Fourth Quarter                            0.76             0.90

2003     First Quarter                             0.84             1.05
         (through March 5, 2003)

As of March 5, 2003 there were 493 shareholders of record, and approximately 2,800 beneficial owners.

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

ITEM 6.      SELECTED FINANCIAL DATA

ALPHA PRO TECH, LTD.

SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                    2002             2001             2000             1999            1998
HISTORICAL STATEMENT OF OPERATIONS DATA

Sales                                           $  21,354,000    $  21,333,000    $  21,130,000    $  20,235,000   $  17,985,000
Gross profit                                       10,523,000        9,086,000        8,892,000        7,985,000       7,252,000
Selling, general and administrative expenses        7,435,000        7,481,000        6,834,000        6,352,000       6,341,000
Depreciation and amortization                         447,000          476,000          405,000          362,000         402,000
Gain on sale of assets                                 (3,000)         (98,000)               -                -               -
Interest expense (income)                              24,000           21,000           (6,000)         124,000         193,000
                                                -------------    -------------    -------------    -------------   -------------
Income before provision for income taxes            2,620,000        1,206,000        1,659,000        1,147,000         316,000

Provision for income taxes                            955,000          420,000          199,000           18,000               -
                                                -------------    -------------    -------------    -------------   -------------

Net income                                      $   1,665,000    $     786,000    $   1,460,000    $   1,129,000   $     316,000
                                                =============    =============    =============    =============   =============

Basic and diluted net income (loss) per share   $        0.07    $        0.03    $        0.06    $        0.05   $        0.01
                                                =============    =============    =============    =============   =============

Basic weighted average shares outstanding          23,263,451       23,812,587       24,049,774       24,110,722      24,112,449
Diluted weighted average shares outstanding        23,770,248       24,452,699       25,580,880       24,450,382      24,238,866

HISTORICAL BALANCE SHEET DATA

Current assets                                  $   9,222,000    $   8,124,000    $   7,386,000    $   7,161,000   $   6,230,000
Total assets                                       12,775,000       11,904,000       10,504,000       10,048,000       8,938,000
Current liabilities                                 2,172,000        1,679,000        1,571,000        2,783,000       2,579,000
Long-term liabilities                                 829,000        1,321,000          703,000          203,000         406,000
Shareholders' equity                                9,774,000        8,904,000        8,230,000        7,062,000       5,953,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our selected five-year financial data, our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Footnote 2 of our financial statements. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented in the financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and require management to exercise significant judgment due to a degree of uncertainty. Management believes our critical accounting polices include those addressing the recoverability and useful lives of assets and income taxes.

      RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

Alpha Pro Tech, Ltd. ("Alpha" or the "Company") reported net income for the year ended December 31, 2002 of $1,665,000 as compared to $786,000 for the year ended December 31, 2001, representing an increase of $879,000 or 111.8%. The increase is attributable to an increase in income before provision for income taxes of $1,414,000, partially offset by an increase in income taxes of $535,000. Fiscal 2002 was the fifth consecutive year of profitability and management expects to remain profitable in 2003.

SALES Consolidated sales for the year ended December 31, 2002 increased slightly to $21,354,000 from $21,333,000 for the year ended December 31, 2001, representing an increase of $21,000 or 0.1%. The Company attributes the limited sales growth primarily to improved sales to the pharmaceutical market, offset by weakness in the medical market and the semiconductor clean room market.

Apparel sales for the year ended December 31, 2002 were $14,613,000 as compared to $14,091,000 for the same period of 2001. The Apparel sales increase of $522,000 or 3.7% was due primarily to increased sales to new Industrial Safety distributors, partially offset by slightly lower sales to the Company's largest Industrial Safety/Clean Room distributor. Sales to this distributor continue to be negatively affected by a weak semiconductor clean room market. The Company expects a slow recovery over the next several months in the Semiconductor clean room market. Sales to the Company's largest distributor for the pharmaceutical market have been increasing, and as a result, management expects continued growth in this market segment.

Mask and eye shield sales for the year ended December 31, 2002 decreased by $431,000 or 8.3% to $4,778,000 as compared to $5,209,000 for the same period in 2001. This is primarily the result of a decline in mask sales, partially offset by an increase in shield sales.

Sales from the Company's Extended Care Unreal Lambskin(R) and other related products, which includes a line of pet beds, decreased by $70,000 or 3.4% to $1,963,000 for the year ended December 31, 2002 from

$2,033,000 for the year ended December 31, 2001. The decrease in sales is primarily the result of a decrease in medical fleece products, partially offset by an increase in pet bed sales.

COST OF GOODS SOLD Cost of goods sold, excluding depreciation and amortization, decreased to $10,831,000 for the year ended December 31, 2002 from $ 12,247,000 for the same period in 2001 Gross profit margin increased to 49.3% for the year ended December 31, 2002 from 42.6% for the same period in 2001, due to an increase in the amount of products being manufactured in China at a lower cost.

Management expects gross profit margin to continue to be strong over the next twelve months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased slightly by $46,000 or 0.6% to $7,435,000 for the year ended December 31, 2002 from $7,481,000 for the year ended December 31, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 34.8% for the year ended December 31, 2002 from 35.1% for the same period in 2001.

The decrease in selling, general and administrative expenses primarily consists of decreased travel, marketing and commission expenses of $164,000 and decreased general office, telecommunication, and insurance of $73,000; partially offset by increased professional fees and public company expenses of $190,000 and executive compensation of $157,000.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company. A bonus of $291,000 has been accrued in 2002 as compared to $134,000 in 2001.

Management expects selling, general and administrative expenses to decrease as a percentage of net sales in 2003.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense decreased by $29,000 or 6.1% to $447,000 for the year ended December 31, 2002 from $476,000 for the same period in 2001. The decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated amortization of goodwill effective January 1, 2002.

INCOME FROM OPERATIONS Income from operations increased by $1,512,000 or 133.9%, to $2,641,000 for the year ended December 31, 2002 as compared to income from operations of $1,129,000 for the year ended December 31, 2001. The increase in income from operations is due to an increase in gross profit of $1,437,000, a decrease in selling, general and administrative expenses of $46,000 and a decrease in depreciation and amortization of $29,000.

NET INTEREST Net interest expense increased by $3,000 to $24,000 for the year ended December 31, 2002 from net interest expense of $21,000 for the year ended December 31, 2001 primarily due to decreased interest income, partially offset by lower interest rates and lower borrowings. Interest income decreased by $18,000 to $18,000 for the year ended December 31, 2002 from $36,000 in the same period of 2001 due to an overall decrease in interest rates.

INCOME BEFORE PROVISION FOR INCOME TAXES Income before provision for income taxes for the year ended December 31, 2002 was $2,620,000 as compared to $1,206,000 for the year ended December 31, 2001, representing an increase of $1,414,000 or 117.3%. This increase is attributable primarily to an increase in gross profit of $1,437,000, a decrease in selling, general and administrative expenses of $46,000, and a decrease in depreciation and amortization of $29,000, partially offset by an increase in other expense of $98,000.

PROVISION FOR INCOME TAXES The provision for income taxes for the year ended December 31, 2002 was $955,000, as compared to $420,000 for the year ended December 31, 2001. The increase in income taxes is due to higher income in 2002. The estimated federal tax rate is approximately 34%.

NET INCOME Net income for the year ended December 31, 2002 was $1,665,000 compared to net income of $786,000 for the year ended December 31, 2001, an increase of $879,000 or 111.8%. The net income increase of $879,000 is comprised of an increase in income from operations of $1,512,000, partially offset by an increase in other expense of $98,000 and an increase in the provision for income taxes of $535,000.

FISCAL 2001 COMPARED TO FISCAL 2000

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

Sales for the Apparel Division for the year ended December 31, 2001 were $14,091,000 as compared to $13,507,000 for the same period of 2000. The Apparel Division sales increase of $584,000 or 4.3% was due primarily to increased sales to the Company's largest distributor. This distributor reported record annual sales for the sixth consecutive year to its customers of the Company's products.

Mask and eye shield sales decreased by $152,000 or 2.8% to $5,209,000 in 2001 from $5,361,000 in 2000. The decrease is primarily the result of a decline in industrial mask sales, partially offset by growth in medical mask and shield sales and dental mask sales.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $647,000 or 9.5% to $7,481,000 for the year ended December 31, 2001 from $6,834,000 for the year ended December 31, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 35.1% in the year ended December 31, 2001 from 32.3% for the same period in 2000. The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $350,000; increased travel and commission expenses of $73,000; increased rent and utilities of $78,000, and increased insurance and general office expenses of $72,000, offset by a reduction in executive compensation of $49,000.

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

NET INTEREST Net interest expense increased by $27,000 to $21,000 for the year ended December 31, 2001 from net interest income of $6,000 for the year ended December 31, 2000. Interest expense increased by $3,000 to $14,000 for the year ended December 31, 2001 from $11,000 for the year ended December 31, 2000. The increase in net interest expense is due to higher borrowings, decreased interest income, partially offset by lower interest rates, and a decreased number of outstanding capital leases. Interest income decreased by $25,000 to $36,000 for the year ended December 31, 2001 from $61,000 in the same period of 2000 due to an overall decrease in interest rates.

INCOME BEFORE PROVISION FOR INCOME TAXES Income before provision for income taxes for the year ended December 31, 2001 was $1,206,000 as compared to $1,659,000 for the year ended December 31, 2000, representing a decrease of $453,000 or 27.3%. The net decrease of $453,000 for the year ended December 31, 2001, compared to the same period in 2000, is attributable primarily to an increase in selling, general and administrative expenses of $647,000 and an increase in depreciation and amortization of $71,000, partially offset by an increase in gross profit of $194,000 and a decrease in other expenses of $71,000.

PROVISION FOR INCOME TAXES The provision for income taxes for the year ended December 31, 2001 was $420,000, as compared to $199,000 for the year ended December 31, 2000. The increase in income taxes is due to net operating losses (NOL's) from prior years being utilized during three quarters of 2000. The estimated tax rate is 34% in 2001.

NET INCOME Net income for the year ended December 31, 2001 was $786,000 compared to net income of $1,460,000 for the year ended December 31, 2000, a decrease of $674,000 or 46.2%. The net income decrease of $674,000 is comprised of a decrease in income from operations of $524,000, of which $134,000 ($80,000 in cost of goods sold and $54,000 in SG&A) relates to severance payouts on downscaling Mexican facilities and moving manufacturing to China, an increase in net interest expense of $27,000 and an increase in income taxes of $221,000, partially offset by a decrease in other expenses of $98,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash of $2,879,000 and working capital of $7,050,000. During the year ended December 31, 2002, cash increased by $1,507,000 and accounts payable and accrued liabilities increased by $560,000. The increase in the Company's cash is due primarily to an increase in net income, a decrease in inventories, a decrease in prepaid expenses and other assets, and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable, the purchase of property and equipment, net payments on notes payable and the repurchase of common stock.

The Company has a $4,301,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000, a term note of $225,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans. At December 31, 2002, the prime interest rate was 4.25%. The line of credit expires in May 2004, the term note was repaid in February 2003 and the equipment loans expire between November 2005 and June 2006. At December 31, 2002, the Company's unused portion of the line of credit was $2,438,000.

Net cash provided by operating activities was $3,028,000 for the year ended December 31, 2002 compared to $1,360,000 for the same period of 2001. The increase in Company's generation of cash by operating activities for the year ended December 31, 2002 is primarily due to an increase in net income, a decrease in inventories, a decrease in prepaid expenses and other assets, an increase in accounts payable and accrued liabilities, and an increase in the net deferred tax liability, partially offset by an increase in accounts receivable.

Net cash provided by operating activities was $1,360,000 for the year ended December 31, 2001 compared to $2,091,000 for the same period of 2000. The Company's generation of cash from operating activities of $1,360,000 for the year ended December 31, 2001 is down primarily due to a decrease in net income, an increase in inventory, an increase in prepaid expenses and other assets partially offset by a decrease in accounts receivable.

The Company's investing activities consisted primarily of expenditures for property and equipment and intangible assets, for a total of $182,000 for the year ended December 31, 2002 compared to $1,045,000 for the year ended December 31, 2001. The Company expects to purchase $200,000 of equipment in 2003.

The Company's investing activities have consisted primarily of expenditures for property and equipment of $1,143,000 increases in intangible assets of $15,000 partially offset by proceeds of $113,000 on the sale of fixed assets, for a total of $1,045,000 for the year ended December 31, 2001 compared to $896,000 for the year ended December 31, 2000.

During the year ended December 31, 2002, the Company's cash used in financing activities resulted primarily from payments on the Company's notes payable of $1,013,000, offset by proceeds from notes payable of $473,000 and from payments of $802,000 for the repurchase of common stock.

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

In October 2002, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company's outstanding common stock. This new share repurchase follows the completion of three previous $500,000 buyback programs authorized by the Board of Directors. In all instances, the Company is retiring the shares. In 2002, the Company bought back a total of 930,900 common shares at a cost of $802,000. As of December 31, 2002, the Company has bought back a total of 1,808,800 common shares at a cost of $1,838,000, which includes 399,800 common shares at a cost of $338,000 on the most recently approved buy back.

As of December 31, 2002, our line of credit of up to $3,500,000 was unused and we did not have any capital leases. As shown below, at December 31, 2002, the Company's contractual obligations totaled $1,513,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                      BALANCE AT                         PAYMENTS DUE
                                     DECEMBER 31,   ---------------------------------------------------------
                                         2002           2003           2004           2005           2006
                                     ------------   ------------   ------------   ------------   ------------
Term note                            $     12,000   $     12,000   $          -   $          -   $          -
Equipment Loans                           403,000        115,000        125,000        136,000         27,000
Operating Leases                        1,098,000        429,000        383,000        276,000         10,000
                                     ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations   $  1,513,000   $    556,000   $    508,000   $    412,000   $     37,000
                                     ============   ============   ============   ============   ============

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company's projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Company will adopt SFAS 143 effective January 1, 2003. The Company does not believe that the adoption of SFAS 143 will have a significant effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The adoption of SFAS 144 did not have a significant effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS 146, exit costs are recorded when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company's fiscal year 2002. The Company does not expect the adoption of FIN 45 to have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is currently evaluating the impact of FIN 46 on its financial statements, but does not expect that there will be any material impact.

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manufacture some products in Mexico and subcontract the manufacture of some products in China. The Company's results of operations could be negatively effected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn't expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations. The Company does not hedge its interest rate or foreign exchange risks.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, exploration efforts, project development schedules, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Accountants thereon are set forth under Item 15 (a) (1) of this Form 10-K.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 is presented below:

2002 QUARTERS

                                          1ST            2ND            3RD            4TH
Revenue                              $  5,203,000   $  5,805,000   $  5,013,000   $  5,333,000
Gross Profit                            2,425,000      3,071,000      2,533,000      2,494,000
Net Income                                421,000        668,000        362,000        214,000
Basic and Diluted Income per Share           0.02           0.03           0.02           0.01

2001 QUARTERS

                                          1ST            2ND            3RD            4TH
Revenue                              $  5,435,000   $  6,003,000   $  5,069,000   $  4,826,000
Gross Profit                            2,381,000      2,530,000      2,145,000      2,030,000
Net Income                                300,000        265,000        101,000        120,000
Basic and Diluted Income per Share           0.01           0.01           0.00           0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2003), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders' meeting of the Company which is expected to be held in May of 2003.

ITEM 14.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

CHANGES IN INTERNAL CONTROLS
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2 Financial Statements and Financial Statement Schedules

     SEE INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES APPEARING ON PAGE F-1 OF THIS FORM 10-K

(b)  Exhibit Index

     EXHIBIT 99.1: CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER (ANNEXED HERETO)

     EXHIBIT 99.2 CERTIFICATION BY THE CHIEF FINANCIAL OFFICER (ANNEXED HERETO)

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

* Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 019893)

** Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

*** Incorporated by reference to Post-Effective Amendment No. 1 filed January 30, 1997 to Registration Statement on Form S-1 (File No,. 33-93894)

**** Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 01-9893)

***** Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 01-9893)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALPHA PRO TECH, LTD.


DATE: March 5, 2003                  BY:    /s/ Sheldon Hoffman
                                          ------------------------------
                                           Sheldon Hoffman
                                           Chief Executive Officer and Director


DATE: March 5, 2003                  BY:    /s/ Lloyd Hoffman
                                          ------------------------------
                                           Lloyd Hoffman
                                           Chief Financial Officer and Senior
                                           Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 5, 2003.

     /s/ Donald E. Bennett Hr.
     -------------------------
     Donald E. Bennett, Jr. Director

     /s/ Sheldon Hoffman
     -------------------
     Sheldon Hoffman, Director

     /s/ Robert H. Isaly
     -------------------
     Robert H. Isaly, Director

     /s/ Alexander W. Millar
     -----------------------
     Alexander W. Millar, Director

     /s/ Dr. John Ritota
     -------------------
     Dr. John Ritota, Director

     /s/ Russ Manock
     ---------------
     Russ Manock, Director

CERTIFICATIONS

I, Sheldon Hoffman, Chief Executive Officer and Director, certify that:

1.   I have reviewed this annual report on Form 10-K of Alpha Pro Tech, LTD;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: March 5, 2003                  BY:    /s/ Sheldon Hoffman
                                          ------------------------------
                                           Sheldon Hoffman
                                           Chief Executive Officer and Director

CERTIFICATIONS

I, Lloyd Hoffman, Chief Financial Officer and Senior Vice President, certify that:

1.   I have reviewed this annual report on Form 10-K of Alpha Pro Tech, LTD;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 5, 2003                  BY:    /s/ Lloyd Hoffman
                                          ------------------------------
                                           Lloyd Hoffman
                                           Chief Financial Officer and Senior
                                           Vice President

ALPHA PRO TECH, LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
Consolidated Financial Statements:

   Report of Independent Accountants................................................F-2

   Consolidated Balance Sheets at December 31, 2002 and 2001........................F-3

   Consolidated Statements of Operations for the three years
     in the period ended December 31, 2002..........................................F-4

   Consolidated Statement of Shareholders' Equity for the
     three years in the period ended December 31, 2002..............................F-5

   Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2002.................................................F-6

   Notes to Consolidated Financial Statements.......................................F-7

Financial Statement Schedules:

   Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 2002................................................F-21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 27, 2003

ALPHA PRO TECH, LTD.

CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                      2002            2001
                                                                 -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $   2,879,000    $   1,372,000
   Accounts receivable, net of allowance for doubtful accounts of $37,000 and $34,000 at December 31, 2002 and 2001,
     respectively                                                    2,286,000        2,188,000
   Inventories, net                                                  3,358,000        3,581,000
   Prepaid expenses and other current assets                           334,000          516,000
   Deferred income taxes                                               365,000          467,000
                                                                 -------------    -------------
       Total current assets                                          9,222,000        8,124,000

Property and equipment, net                                          3,283,000        3,535,000
Intangible assets, net                                                 179,000          189,000
Notes receivable and other assets                                       91,000           56,000
                                                                 -------------    -------------
       Total assets                                              $  12,775,000    $  11,904,000
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $     453,000    $     882,000
   Accrued liabilities                                               1,592,000          603,000
   Notes payable, current portion                                      127,000          185,000
   Capital leases, current portion                                           -            9,000
                                                                 -------------    -------------
       Total current liabilities                                     2,172,000        1,679,000

Notes payable, less current portion                                    288,000          770,000
Deferred income taxes                                                  541,000          551,000
                                                                 -------------    -------------
       Total liabilities                                             3,001,000        3,000,000
                                                                 -------------    -------------

Commitments and contingencies (Notes 7 and 10)

Shareholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     22,625,907 and 23,546,809 issued and outstanding at
     December 31, 2002 and 2001, respectively                          226,000          235,000
   Additional paid-in capital                                       23,134,000       23,920,000
   Accumulated deficit                                             (13,586,000)     (15,251,000)
                                                                 -------------    -------------
       Total shareholders' equity                                    9,774,000        8,904,000
                                                                 -------------    -------------
       Total liabilities and shareholders' equity                $  12,775,000    $  11,904,000
                                                                 =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                   2002            2001             2000
                                              -------------    -------------    -------------
Sales                                         $  21,354,000    $  21,333,000    $  21,130,000

Cost of goods sold, excluding depreciation
   and amortization shown below                  10,831,000       12,247,000       12,238,000
                                              -------------    -------------    -------------

Gross profit                                     10,523,000        9,086,000        8,892,000

Expenses:
   Selling, general and administrative            7,435,000        7,481,000        6,834,000
   Depreciation and amortization                    447,000          476,000          405,000
                                              -------------    -------------    -------------

   Income from operations                         2,641,000        1,129,000        1,653,000

   Other income (expense)
     Gain on sale of assets                           3,000           98,000                -
     Interest, net                                  (24,000)         (21,000)           6,000
                                              -------------    -------------    -------------

Income before provision
   for income taxes                               2,620,000        1,206,000        1,659,000

Provision for income taxes                          955,000          420,000          199,000
                                              -------------    -------------    -------------
Net income                                    $   1,665,000    $     786,000    $   1,460,000
                                              =============    =============    =============

Basic income per share                        $        0.07    $        0.03    $        0.06
                                              =============    =============    =============

Diluted income per share                      $        0.07    $        0.03    $        0.06
                                              =============    =============    =============

Basic weighted average shares outstanding        23,263,451       23,812,587       24,049,774
                                              =============    =============    =============

Diluted weighted average shares outstanding      23,770,248       24,452,699       25,580,880
                                              =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    ADDITIONAL
                                                     COMMON          PAID-IN        ACCUMULATED
                                    SHARES           STOCK           CAPITAL          DEFICIT           TOTAL
                                -------------    -------------    -------------    -------------    -------------
Balance at
   December 31, 1999               24,079,949    $     241,000    $  24,318,000    $ (17,497,000)   $   7,062,000

Options exercised                     236,667            2,000          212,000                -          214,000
Shares repurchased                   (374,100)          (4,000)        (502,000)               -         (506,000)
Net income                                  -                -                -        1,460,000        1,460,000
                                -------------    -------------    -------------    -------------    -------------

Balance at
   December 31, 2000               23,942,516          239,000       24,028,000      (16,037,000)       8,230,000

Options exercised                      76,000            1,000           57,000                -           58,000
Shares repurchased                   (471,707)          (5,000)        (501,000)               -         (506,000)
Income tax benefit from stock
  options exercised                         -                -          336,000                -          336,000
Net income                                  -                -                -          786,000          786,000
                                -------------    -------------    -------------    -------------    -------------

Balance at
   December 31, 2001               23,546,809          235,000       23,920,000      (15,251,000)       8,904,000

Options exercised                      10,000                -            7,000                -            7,000
Shares repurchased                   (930,902)          (9,000)        (793,000)               -         (802,000)
Net income                                  -                -                -        1,665,000        1,665,000
                                -------------    -------------    -------------    -------------    -------------

Balance at
   December 31, 2002               22,625,907    $     226,000    $  23,134,000    $ (13,586,000)   $   9,774,000
                                =============    =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

ALPHA PRO TECH, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                        2002             2001             2000
                                                    -------------    -------------    -------------
Cash flows from operating activities:
   Net income                                       $   1,665,000    $     786,000    $   1,460,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                      447,000          476,000          405,000
       Gain on sale of assets                              (3,000)         (98,000)               -
       Write off of intangible assets                           -                -            9,000
       Deferred taxes                                      92,000           (6,000)          93,000
       Changes in assets and liabilities:
        Restricted cash                                         -                -           18,000
        Accounts receivable                               (98,000)       1,171,000         (107,000)
        Inventories                                       223,000       (1,182,000)         558,000
        Prepaid expenses and other assets                 142,000          127,000          150,000
        Accounts payable and accrued liabilities          560,000           86,000         (495,000)
                                                    -------------    -------------    -------------
   Net cash provided by operating activities            3,028,000        1,360,000        2,091,000
                                                    -------------    -------------    -------------
Cash flows from investing activities:
   Purchase of property and equipment                    (174,000)      (1,143,000)        (872,000)
   Proceeds from sale of assets                             3,000          113,000                -
   Cost of intangible assets                              (11,000)         (15,000)         (24,000)
                                                    -------------    -------------    -------------
   Net cash used in investing activities                 (182,000)      (1,045,000)        (896,000)
                                                    -------------    -------------    -------------
Cash flows from financing activities:
   Proceeds from the exercise of stock options              7,000           58,000          214,000
   Payments for the repurchase of common stock           (802,000)        (506,000)        (506,000)
   Proceeds from notes payable                            473,000          820,000        3,311,000
   Repayments on notes payable                         (1,013,000)        (359,000)      (3,738,000)
   Payments for/proceeds from related party loans           5,000          (55,000)               -
   Principal repayments on capital leases                  (9,000)         (32,000)        (130,000)
                                                    -------------    -------------    -------------
   Net cash used in financing activities               (1,339,000)         (74,000)        (849,000)
                                                    -------------    -------------    -------------
Increase in cash and cash equivalents                   1,507,000          241,000          346,000
Cash and cash equivalents, beginning of period          1,372,000        1,131,000          785,000
                                                    -------------    -------------    -------------
Cash and cash equivalents, end of period            $   2,879,000    $   1,372,000    $   1,131,000
                                                    =============    =============    =============
Supplemental disclosure of cash flow information:
   Cash paid for interest                           $      42,000    $      52,000    $      57,000
                                                    =============    =============    =============
   Cash paid for income taxes                       $      65,000    $     163,000    $     275,000
                                                    =============    =============    =============

NON-CASH INVESTING AND FINANCING ACTIVITY:

   2002
   None

   2001
   Reduction of income tax payable and increase in additional paid-in capital due to tax benefit from stock options exercised of $336,000.

   2000
   None

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

     INVENTORIES
     Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market. Provision is made for slow-moving, obsolete or unusable inventory.

     PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost less accumulated depreciation and amortization and is depreciated and amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

     Property and equipment                      9-25 years
     Office furniture and equipment              2-7 years
     Leasehold improvements                      4-6 years
     Vehicles                                    5 years

     Expenditures for renewals and betterments are capitalized whereas costs of maintenance and repairs are charged to operations in the period incurred.

     INTANGIBLE ASSETS
     The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill is not amortized but rather is tested for impairment (Note 5). Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 8-17 years.

     IMPAIRMENT OF LONG-LIVED ASSETS
     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company believes the future cash flows to be received from its long-lived assets exceed the asset's carrying value, and accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2002, 2001 and 2000.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     STOCK OPTIONS AND WARRANTS ISSUED FOR SERVICES
     Options and warrants to purchase common stock that are granted to non-employees in exchange for services are valued at their estimated fair value at the measurement date and are expensed over the period the services are rendered. Effective January 1, 2000, the Company's policy is to no longer grant stock options and warrants to non-employees.

     REVENUE RECOGNITION
     Sales are recognized when goods are shipped to customers, at which time title and risk of loss passes. Sales are reduced for anticipated sales returns and allowances.

     STOCK BASED COMPENSATION
     The Company accounts for stock options granted under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company's stock option plans are described more fully in Note 8. No stock-based employee compensation is reflected in net income, as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             2002               2001              2000
     Net income, as reported                           $     1,665,000    $       786,000    $     1,460,000
     Deduct: Total stock-based employee compensation
      expense determined using the fair value method
      for all awards, net of related tax effects              (336,000)          (281,000)          (238,000)
                                                       ---------------    ---------------    ---------------

     Pro forma net income                              $     1,329,000    $       505,000    $     1,222,000
                                                       ===============    ===============    ===============

     Net income per share:
        Basic - as reported                            $          0.07    $          0.03    $          0.06
        Basic - pro forma                                         0.06               0.02               0.05
        Diluted - as reported                                     0.07               0.03               0.06
        Diluted - pro forma                                       0.06               0.02               0.05

     INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No.109 ("SFAS 109"), Accounting for income taxes. This statement requires an asset and liability approach for accounting for income taxes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NET INCOME PER SHARE
     The following table provides a reconciliation of both the net income and the number of shares used in the computations of "basic" earnings per share ("EPS"), which utilizes the weighted average number of shares outstanding without regard to potential shares, and "diluted" EPS, which includes all such dilutive shares.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                  2002              2001            2000
     Net income (Numerator)                                 $     1,665,000   $       786,000   $     1,460,000

     Shares (Denominator):
       Basic weighted average shares outstanding                 23,263,451        23,812,587        24,049,774
       Add: Dilutive effect of stock options and warrants           506,797           640,112         1,531,106
                                                            ---------------   ---------------   ---------------

       Diluted weighted average shares outstanding          $    23,770,248   $    24,452,699   $    25,580,880
                                                            ===============   ===============   ===============

     Net income per share:
       Basic                                                $          0.07   $          0.03   $          0.06
       Diluted                                              $          0.07   $          0.03   $          0.06

     TRANSLATION OF FOREIGN CURRENCIES
     Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and are not significant in amount.

     RECLASSIFICATIONS
     Certain 2001 and 2000 balances have been reclassified to conform to the current year's presentation.

     CASH EQUIVALENTS
     The Company considers all highly liquid instruments with an original maturity date of three months or less to be cash equivalents.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs are not material.

     ADVERTISING
     The Company expensed advertising costs as incurred. These costs were included in selling, general and administrative expenses.

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

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments including cash, accounts receivable, notes receivable, accounts payable and notes payable approximate their respective book values at December 31, 2002 and 2001.

     NEW ACCOUNTING STANDARDS
     In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Company will adopt SFAS 143 effective January 1, 2003. The Company does not believe that the adoption of SFAS 143 will have a significant effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The adoption of SFAS 144 did not have a significant effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS 146, exit costs are recorded when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the FIN 45 are effective for the Company's fiscal year 2002. The Company does not expect the adoption of FIN 45 to have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is currently evaluating the impact of FIN 46 on its financial statements, but does not expect that there will be any material impact.

3.   INVENTORIES

     Inventories consist of the following:

                                                          DECEMBER 31,
                                                      2002            2001
     Raw materials                               $   1,751,000    $   2,165,000
     Work in process                                    85,000          100,000
     Finished goods                                  1,854,000        1,628,000
                                                 =============    =============
                                                     3,690,000        3,893,000
     Less reserve for obsolescence                    (332,000)        (312,000)
                                                 -------------    -------------
                                                 $   3,358,000    $   3,581,000
                                                 =============    =============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                               2002             2001
     Buildings                                            $     355,000    $     355,000
     Machinery and equipment                                  4,650,000        4,557,000
     Office furniture and equipment                             727,000          661,000
     Leasehold improvements                                     137,000          131,000
                                                          -------------    -------------

                                                              5,869,000        5,704,000
     Less accumulated depreciation and amortization          (2,586,000)      (2,169,000)
                                                          -------------    -------------

                                                          $   3,283,000    $   3,535,000
                                                          =============    =============

     The following assets (included in the above amounts) are under capital lease obligations:

                                                                   DECEMBER 31,
                                                               2002             2001
     Machinery and equipment                              $           -    $     146,000
     Office furniture and equipment                                               22,000
                                                          -------------    -------------

                                                                      -          168,000

     Less accumulated amortization                                    -         (119,000)
                                                          -------------    -------------

                                                          $           -    $      49,000
                                                          =============    =============

     Depreciation and amortization expense of property and equipment was $426,000, $396,000 and $357,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                   DECEMBER 31,
                                                               2002             2001
     Goodwill                                             $     206,000    $     206,000
     Patents and trademarks                                     203,000          192,000
                                                          -------------    -------------

                                                                409,000          398,000
     Less accumulated amortization                             (230,000)        (209,000)
                                                          -------------    -------------

                                                          $     179,000    $     189,000
                                                          =============    =============

     Amortization expense of intangible assets was $21,000, $80,000 and $48,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table presents what reported net income and earnings per share would have been for the years ended December 31, 2001 and 2000 under SFAS 142:

                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                          2001           2000
                                                                      ------------   ------------
     Reported net income                                              $    786,000   $  1,460,000
     Add back:       Goodwill amortization, net of tax of $9,000
                     and $9,000 respectively, for the years ended
                     December 31, 2001 and 2000                             17,000         17,000
                                                                      ------------   ------------
     Adjusted net income                                              $    803,000   $  1,463,000
                                                                      ------------   ------------

     BASIC EARNINGS PER SHARE:
     Reported net income                                              $       0.03   $       0.06
     Add back:       Goodwill amortization, net of tax of $9,000
                     and $9,000 respectively, for the years ended
                     December 31, 2001 and 2000                                  -              -
                                                                      ------------   ------------
     Adjusted net income                                              $       0.03   $       0.06
                                                                      ------------   ------------

     DILUTED EARNINGS PER SHARE:
     Reported net income                                              $       0.03   $       0.06
     Add back:       Goodwill amortization, net of tax of $9,000
                     and $9,000 respectively, for the years ended
                     December 31, 2001 and 2000                                  -              -
                                                                      ------------   ------------
     Adjusted net income                                              $       0.03   $       0.06
                                                                      ------------   ------------

     Future estimated amortization expense is as follows:

      2003                                                                            $     22,000
      2004                                                                                  22,000
      2005                                                                                  22,000
      2006                                                                                  22,000
      2007                                                                                  22,000
                                                                                      ------------
                                                                                      $    110,000
                                                                                      ============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                  DECEMBER 31,
                                                                              2002            2001
     Payroll expenses                                                    $     135,000   $     119,000
     Commissions payable                                                       444,000         289,000
     Accrued rebates and other                                                 268,000         160,000
     Income taxes payable                                                      745,000          35,000
                                                                         -------------   -------------

                                                                         $   1,592,000   $     603,000
                                                                         =============   =============

7.   NOTES PAYABLE

     In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender. The facility has been subsequently extended until May 15, 2003. The Company intends to renew this facility. Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventory, of which $0 and $355,000 was outstanding and $2,438,000 and $1,911,000 was available at December 31, 2002 and 2001, respectively. The credit facility bears interest at prime plus .5%, which totaled 4.75% and 5.25% at December 31, 2002 and 2001, respectively and is collateralized by accounts receivable, inventory, trademarks, patents, property and equipment, and 66.67% of the issued and outstanding shares of DPI. Under the terms of the facility, the Company pays a 0.5% loan fee annually.

     The Company also has a $225,000 term note collateralized by equipment, which matures in January 2003. The Company's outstanding balance on this term note was $12,000 and $92,000 at December 31, 2002 and 2001, respectively. The term note is due in monthly installments of $7,000 with interest at prime plus 1.00%, which totaled 5.25% and 5.75% at December 31, 2002 and 2001, respectively.

     The Company has a $304,000 equipment loan. The outstanding balance on this loan was $206,000 and $263,000 at December 31, 2002 and 2001, respectively. This note is due in monthly installments of $7,000 with a fixed interest rate of 8.5%, maturing November 2005.

     The Company obtained a $156,000 equipment loan in April 2001 and the outstanding balance at December 31, 2002 and 2001 was $111,000 and $139,000, respectively. Payments are due in monthly installments of $3,000 with a fixed interest rate of 8.5%, maturing April 2006.

     The Company obtained a $116,000 equipment loan in June 2001 and the outstanding balance at December 31, 2002 and 2001 was $86,000 and $106,000 respectively. Payments are due in monthly installments of $2,000 with a fixed interest rate of 8.5%, maturing June 2006.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future maturities of notes payable are as follows:

     2003                                                     $    127,000
     2004                                                          125,000
     2005                                                          136,000
     2006                                                           27,000
     2007                                                                -
                                                              ------------

                                                              $    415,000
                                                              ============

8.   SHAREHOLDERS' EQUITY

     WARRANT ACTIVITY
     For each of the three years ended December 31, 2002, the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share. No warrants have been exercised during the three years ended December 31, 2002. All warrants expire on July 1, 2004.

     OPTION ACTIVITY
     During 1993, the Company adopted stock option plans for employees and directors of the Company. In aggregate, as of December 31, 2002, 4.8 million options were reserved for issuance under these plans and approximately 4.3 million options have been granted. Option plan grants vest immediately and expire no later than the fifth anniversary of the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

     The following table summarizes the option activity for the three years ended December 31, 2002:

                                                                WEIGHTED
                                                                AVERAGE
                                                             EXERCISE PRICE
                                                SHARES         PER OPTION
     Options outstanding, December 31, 1999      3,423,000    $       0.88
        Granted to employees                       640,000    $       1.28
        Exercised                                 (237,000)   $       0.91
        Canceled/Expired/Forfeited                (564,000)   $       1.34
                                              ------------    ------------

     Options outstanding, December 31, 2000      3,262,000    $       0.87
        Granted to employees                     1,008,000    $       1.01
        Exercised                                  (76,000)   $       0.76
        Canceled/Expired/Forfeited                (688,000)   $       0.97
                                              ------------    ------------

     Options outstanding, December 31, 2001      3,506,000    $       0.89
        Granted to employees                     1,510,000    $       0.83
        Exercised                                  (10,000)   $       0.67
        Canceled/Expired/Forfeited              (1,141,000)   $       0.79
                                              ------------    ------------

     Options outstanding, December 31, 2002      3,865,000    $       0.90
                                              ============    ============

     All options are fully exercisable.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes information about stock options outstanding and exercisable at December 31, 2002:

                           OPTIONS OUTSTANDING
                                                         AVERAGE
        EXERCISE                         AVERAGE           TERM
         PRICE             SHARES         PRICE         REMAINING
     $0.49 to $0.75         657,000   $        0.52            0.95
     $0.76 to $0.99       2,117,000   $        0.86            4.41
     $1.00 to $1.48       1,091,000   $        1.22            2.59
                      -------------   -------------   -------------
                          3,865,000   $        0.90            3.31
                      -------------   -------------   -------------

     The fair value of stock-based awards to employees/directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              YEAR ENDED DECEMBER 31,
                                    2002                 2001                 2000
     Risk-free interest rate      2.72%-4.69%         3.87-4.64%               6.63%
     Expected life                   5 years            5 years             5 years
     Expected volatility                  80%                87%                 93%
     Expected dividend yield               0%                 0%                  0%

     The weighted-average grant date fair values of employee/director options granted during the years ended December 31, 2002, 2001 and 2000 were $0.34, $0.46 and $0.62, respectively.

9.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                            2002            2001             2000
     Current                             $    863,000   $    426,000    $    106,000
     Deferred                                  92,000         (6,000)         93,000
                                         ------------   ------------    ------------

                                         $    955,000   $    420,000    $    199,000
                                         ============   ============    ============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets (liabilities) are comprised of the following:

                                                  DECEMBER 31,
                                              2002            2001
     Inventory reserve for obsolescence   $    113,000    $    106,000
     Intangible assets                          71,000          68,000
     Alternative minimum tax credits            16,000          88,000
     State income taxes                              -          28,000
     Other                                     165,000         177,000
                                          ------------    ------------
     Gross deferred tax assets                 365,000         467,000
                                          ------------    ------------

     Property and Equipment                   (476,000)       (531,000)
     State income taxes                        (21,000)              -
     Other                                     (44,000)        (20,000)
                                          ------------    ------------

     Gross deferred tax liabilities           (541,000)       (551,000)
                                          ------------    ------------

     Net deferred tax liability           $   (176,000)   $    (84,000)
                                          ============    ============

     The net deferred tax liability is reflected in the balance sheets as follows:

                                                DECEMBER 31,
                                           2002             2001
     Current deferred tax asset         $    365,000    $    467,000
     Long-term deferred tax liability       (541,000)       (551,000)
                                        ------------    ------------
                                        $   (176,000)   $    (84,000)
                                        ============    ============

     The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                 2002              2001           2000
     Income taxes based on US
        statutory rate (34%)                  $    891,000    $    410,000    $    564,000
     Non-deductible meals and entertainment         11,000          13,000          12,000
     Decrease in valuation allowance                     -               -        (539,000)
     Foreign tax credits                           (29,000)              -               -
     State taxes                                    93,000          28,000          19,000
     Other                                         (11,000)        (31,000)        143,000
                                              ------------    ------------    ------------

                                              $    955,000    $    420,000    $    199,000
                                              ============    ============    ============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASE COMMITMENTS AND OBLIGATIONS

     The Company leases manufacturing facilities under non-cancelable operating leases expiring through December 31, 2005.

     The following summarizes future minimum lease payments required under non-cancelable operating leases:

                                                                          OPERATING
               YEAR ENDING DECEMBER 31,                                     LEASES
               2003                                                      $    429,000
               2004                                                           383,000
               2005                                                           276,000
               2006                                                             7,000
               2007                                                             3,000
                                                                         ------------
               Future minimum lease payments                             $  1,098,000
                                                                         ============

     Total rent expense incurred by the Company under operating leases for the years ended December 31, 2002, 2001 and 2000 was $593,000, $637,000 and
     $584,000, respectively.

     The Company does not have any pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company. Bonuses of $291,000, $134,000 and $183,000 were accrued for the years ended December 31, 2002, 2001 and 2000, respectively.

11.  ACTIVITY OF BUSINESS SEGMENTS

     The Company operates through three major segments: Apparel, consisting of a complete line of disposable clothing such as overalls, frocks, lab coats, hoods, bouffant caps, and shoecovers (including the Aqua Track and spunbond shoecovers); Mask and shields, consisting principally of medical, dental and industrial masks and eye shields; and extended care, consisting principally of fleece and other related products which includes a line of pet beds.

     The accounting policies of the segments are the same as those described previously under "Summary of Significant Accounting Policies." Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

     The following table shows net sales for each segment:

                                              YEAR ENDED DECEMBER 31,
                                        2002            2001          2000
     Apparel                        $ 14,613,000   $ 14,091,000   $ 13,507,000
     Mask and shield                   4,778,000      5,209,000      5,361,000
     Extended care                     1,963,000      2,033,000      2,262,000
                                    ------------   ------------   ------------

     Consolidated total net sales   $ 21,354,000   $ 21,333,000   $ 21,130,000
                                    ============   ============   ============

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of total segment income to total consolidated net income.

                                                         YEAR ENDED DECEMBER 31,
                                                  2002             2001            2000
     Apparel                                   $  4,638,000    $  2,948,000    $  2,849,000
     Mask and shield                              1,698,000       1,302,000       1,515,000
     Extended care                                  399,000         424,000         486,000
                                               ------------    ------------    ------------
     Total segment income                         6,735,000       4,674,000       4,850,000

     Unallocated corporate overhead expenses     (4,115,000)     (3,468,000)     (3,191,000)
     Provision for income taxes                    (955,000)       (420,000)       (199,000)
                                               ------------    ------------    ------------
     Consolidated net income                   $  1,665,000    $    786,000    $  1,460,000
                                               ============    ============    ============

     The following reflects sales and long-lived asset information by geographic area:

                                                     YEAR ENDED DECEMBER 31,
                                                2002           2001          2000
     Sales by region
        United States                       $ 20,121,000   $ 20,312,000   $ 19,802,000
        International                          1,233,000      1,021,000      1,328,000
                                            ------------   ------------   ------------

     Consolidated total sales               $ 21,354,000   $ 21,333,000   $ 21,130,000
                                            ============   ============   ============

     Long-lived assets
        United States                       $  3,078,000   $  3,270,000   $  2,578,000
        International                            205,000        265,000        225,000
                                            ------------   ------------   ------------

     Consolidated total long-lived assets   $  3,283,000   $  3,535,000   $  2,803,000
                                            ============   ============   ============

     Sales by region are based on the countries in which the customers are located. The Company did not generate sales from any single foreign country that were significant to the Company's consolidated sales.

12.  CONCENTRATION OF CREDIT RISK

     The Company maintains it cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits. The Company sells significant amounts of product to a large distributor on credit terms. Net sales to this distributor were 64.5%, 65.2% and 62.5% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable from this distributor were 65.4% and 54.5% of total accounts receivable at December 31, 2002 and 2001, respectively. The loss of this customer would have a material adverse effect on the Company's business. Management believes that adequate provision has been made for risk of loss on all credit transactions.

ALPHA PRO TECH, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS

     Included in the notes receivable and other assets balance at December 31, 2002 and 2001 are notes receivable of $0 and $55,000, respectively from officers of the Company.

                      ALPHA PRO TECH, LTD. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             BALANCE AT      CHARGED        CHARGED                       BALANCE AT
                             BEGINNING     TO COSTS AND     TO OTHER                        END OF
DESCRIPTION                  OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS        PERIOD
Year Ended
December 31, 2002

Allowance for
doubtful accounts           $     34,000   $     12,000   $          -   $     (9,000)   $     37,000
                            ============   ============   ============   ============    ============

Reserve for
inventory obsolescence      $    312,000   $     20,000   $          -   $          -    $    332,000
                            ============   ============   ============   ============    ============

Valuation allowance
for deferred income taxes   $          -   $          -   $          -   $          -    $          -
                            ============   ============   ============   ============    ============

Year Ended
December 31, 2001

Allowance for
doubtful accounts           $     32,000   $     27,000   $          -   $    (25,000)   $     34,000
                            ============   ============   ============   ============    ============

Reserve for
inventory obsolescence      $    305,000   $      7,000   $          -   $          -    $    312,000
                            ============   ============   ============   ============    ============

Valuation allowance
for deferred income taxes   $          -   $          -   $          -   $          -    $          -
                            ============   ============   ============   ============    ============

Year Ended
December 31, 2000

Allowance for
doubtful accounts           $     40,000   $     22,000   $          -   $    (30,000)   $     32,000
                            ============   ============   ============   ============    ============

Reserve for
inventory obsolescence      $    262,000   $     43,000   $          -   $          -    $    305,000
                            ============   ============   ============   ============    ============

Valuation allowance
for deferred income taxes   $    539,000   $          -   $          -   $   (539,000)   $          -
                            ============   ============   ============   ============    ============