Form 10-Q
period 2003-03-31
ALPHA PRO TECH LTD
filed 2003-04-28
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21,  2003

Common stock, $.01 par value	22,615,007

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002

b)	Consolidated Statements of Operations for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)

c)	Consolidated Statement of Shareholder’s Equity for the three months ended March 31, 2003 (unaudited)

d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)

e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative disclosures About Market Risk

ITEM 4	Controls and Procedures

SIGNATURES

CERTIFICATIONS

EXHIBITS
Exhibit 99.1: Certification by CEO (annexed hereto)

Exhibit 99.2: Certification by CFO (annexed hereto)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)
Assets
Current assets:
Cash	$2,449,000	$2,879,000
Accounts receivable, net of allowance for doubtful accounts of $37,000 at March 31, 2003 and December 31, 2002	2,544,000	2,286,000
Inventories, net	3,980,000	3,358,000
Prepaid expenses and other current assets	306,000	334,000
Deferred income taxes	365,000	365,000
Total current assets	9,644,000	9,222,000

Property and equipment, net	3,217,000	3,283,000
Intangible assets, net	174,000	179,000
Notes receivable and other assets	81,000	91,000
	$13,116,000	$12,775,000
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$944,000	$453,000
Accrued liabilities	1,296,000	1,592,000
Notes payable, current portion	112,000	127,000
Total current liabilities	2,352,000	2,172,000

Notes payable, less current portion	258,000	288,000
Deferred income taxes	541,000	541,000
Total liabilities	3,151,000	3,001,000

Shareholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,335,907 and 22,625,907 issued and outstanding at March 31, 2003 and December 31, 2002	223,000	226,000
Additional paid-in capital	22,863,000	23,134,000
Accumulated deficit	(13,121,000)	(13,586,000)
Total shareholders’ equity	9,965,000	9,774,000
	$13,116,000	$12,775,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Sales	$5,244,000	$5,203,000

Cost of goods sold, excluding depreciation and amortization	2,518,000	2,778,000

Gross margin	2,726,000	2,425,000

Expenses:
Selling, general and administrative	1,867,000	1,658,000
Depreciation and amortization	120,000	108,000

Income from operations	739,000	659,000

Interest, net	(1,000)	10,000

Income before provision for income taxes	740,000	649,000

Provision for income taxes	275,000	228,000

Net income	$465,000	$421,000

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Basic weighted average shares outstanding	22,500,134	23,547,216

Diluted weighted average shares outstanding	23,012,139	24,179,918

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2002	22,625,907	$226,000	$23,134,000	$(13,586,000)	$9,774,000

Repurchase of common stock	(290,000)	(3,000)	(271,000)		(274,000)
Net income				465,000	465,000

Balance at March 31, 2003	22,335,907	$223,000	$22,863,000	$(13,121,000)	$9,965,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$465,000	$421,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	120,000	108,000

Changes in assets and liabilities:
Accounts receivable, net	(258,000)	(230,000)
Inventories, net	(622,000)	(18,000)
Prepaid expenses and other assets	38,000	(48,000)
Accounts payable and accrued liabilities	195,000	572,000

Net cash provided by (used in) operating
activities:	(62,000)	805,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(49,000)	(72,000)
Purchase of intangible assets	—	(2,000)

Net cash used in investing activities	(49,000)	(74,000)

Cash Flows From Financing Activities:
Payments on notes payable	(45,000)	(394,000)
Principal payments on capital leases		(4,000)
Repurchase of common stock	(274,000)	—
Net cash used in financing activities	(319,000)	(398,000)

Increase(decrease) in cash during the period	(430,000)	333,000

Cash, beginning of period	2,879,000	1,372,000
Cash, end of period	$2,449,000	$1,705,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.    The Company

Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel and wound care products.  Most of the Company’s disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States of America.

2.    Stock Based Compensation

Accounting for Stock-based Compensation The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

SFAS No. 123,  Accounting for Stock-Based Compensation,  encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ( APB ) Opinion No. 25, Accounting for Stock Issued to Employees,  and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

On December 31, 2002, the Financial Accounting Standards Board ( FASB ) issued SFAS No. 148,  Accounting for Stock Based Compensation   Transition and Disclosure,  which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. which the Company has elected to adopt. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company s net earnings and earnings per share would have been as follows :

	For the Three Months Ended March 31,
	2003	2002

Net income as reported	$465,000	$421,000
Deduct: Total stock-based employee compensation
Expense determined using the fair value method for all rewards, net of related tax effects	—	(95,000)

Pro forma net income	$465,000	$326,000

Net income per share:
Basic — as reported	$0.02	$0.02
Basic — pro forma	0.02	0.01
Diluted — as reported	0.02	0.02
Diluted — pro forma	0.02	0.01

3. New accounting standards:

In June 2001, the FASB issued SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset.  Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset.  The Company will adopt SFAS 143 effective January 1, 2003.  The Company does not believe that the adoption of SFAS 143 will have a significant effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues.  The adoption of SFAS 144 did not have a significant effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. Under SFAS 146, exit costs are recorded when the liability is incurred and not as a result of an entity’s commitment to an exit plan.  The statement addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

4.  Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002.

There have been no significant changes since December 31, 2002 in accounting principles and practices utilized in the preparation of these consolidated financial statements.

5.  Inventories

	March 31, 2003	December 31, 2002

Raw materials	$2,332,000	$1,751,000
Work in process	91,000	85,000
Finished goods	1,889,000	1,854,000
	4,312,000	3,890,000
Less reserve for obsolescence	(332,000)	(332,000)
	$3,980,000	$3,358,000

6.  Reclassifications

Certain 2002 balances have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income, total assets or liabilities.

7.  Accrued Liabilities

	March 31, 2003	December 31, 2002

Income taxes payable	$298,000	$745,000
Commission payable	530,000	444,000
Payroll and payroll taxes	211,000	135,000
Accrued rebates and other	257,000	268,000
	$1,296,000	$1,592,000

8.  Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such shares.

	For the Three Months Ended March 31,
	2003	2002

Net income (Numerator)	$465,000	$421,000

Shares (Denominator):
Basic weighted average shares outstanding	22,500,134	23,547,216
Add: Dilutive effect of stock options and warrants	512,005	632,702

Diluted weighted average shares outstanding	23,012,139	24,179,918

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

9.    Activity of Business Segments

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

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002

Apparel	$3,425,000	$3,385,000
Mask and eye shields	1,307,000	1,222,000
Extended care	512,000	596,000

Consolidated total net sales	$5,244,000	$5,203,000

A reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2003 and 2002 is presented below:

	For the Three Months Ended March 31,
	2003	2002

Apparel	$1,009,000	$974,000
Mask and eye shields	545,000	364,000
Extended care	105,000	149,000
Total segment income	1,659,000	1,487,000

Unallocated corporate overhead expenses	(919,000)	(838,000)
Provision for income taxes	(275,000)	(228,000)

Consolidated net income	$465,000	$421,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2003, compared to the three months ended March 31, 2002

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported net income for the quarter ended March 31, 2003 of $465,000 as compared to $421,000 for the quarter ended March 31, 2002, representing an increase of $44,000 or 10.5%.  The increase is attributable to an increase in income before provision for income taxes of $91,000, partially offset by an increase in income taxes of $47,000.

Sales Consolidated sales for the quarter ended March 31, 2003 increased slightly to $5,244,000 from $5,203,000 for the quarter ended March 31, 2002, representing an increase of $41,000 or 0.8%.  The Company attributes the slight increase to sales in the Pharmaceutical industry, partially offset by weak economic conditions, primarily in the Semiconductor clean room market.

Management expects sales growth during the balance of 2003, as we continue to gain momentum in the Pharmaceutical industry.  Additionally, commencing at the very end of the first quarter of 2003, in response to the outbreak of Severe Acute Respiratory Syndrome (SARS), the Company received a significant increase in demand for the N-95 Particulate Respirator mask as well as, to a lesser extent, other protective products.  Although it is unknown how long this demand will continue, the Company believes that it is likely this will have a significant impact on at least the next two quarters of 2003.

Sales for the Apparel Division for the quarter ended March 31, 2003 were $3,425,000 as compared to $3,385,000 for the same period of 2002.  The Apparel Division sales increase of $40,000 or 1.2% was due primarily to improved sales to the Pharmaceutical industry, partially offset by slightly decreased sales to the Industrial Safety/Clean-Room industry.  The Company began servicing the Pharmaceutical industry in 2002, and management expects significant growth in this market segment.  Apparel sales are still being negatively impacted by the continued weakness in the Semiconductor market.  The Company does not expect a recovery in the Semiconductor market until late 2003 at the earliest.

Mask and eye shield sales increased by $85,000 or 7.0% to $1,307,000 in 2003 from $1,222,000 in 2002.  The increase is primarily the result of an increase in medical mask sales and in dental mask sales, partially offset by decreased industrial mask and shield sales.  As noted above, in response to the outbreak of SARS, the Company anticipates a significant increase in sales for the N-95 Particulate Respirator mask for at least the next two quarters of 2003.

Sales from the Company’s Extended Care and other related products, which includes a line of pet beds, decreased by $84,000 or 14.1% to $512,000 for the quarter ended March 31, 2003 from  $596,000 for the quarter ended March 31, 2002.  The decrease in sales of $84,000 is primarily the result of a decrease in pet  product sales.

Cost of Goods Sold Cost of goods sold, excluding depreciation and amortization, decreased to $2,518,000 for the quarter ended March 31, 2003 from $2,778,000 for the same period in 2002.   Gross profit margin increased to 52.0% for the quarter ended March 31, 2003 from 46.6% for the same period in 2002.  Management expects that gross profit margin should continue to be strong for the balance of 2003.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by $209,000 or 12.6% to $1,867,000 for the quarter ended March 31, 2003 from $1,658,000 for the quarter ended March 31, 2002.  As a percentage of net sales, selling, general and administrative expenses increased to 35.6% in the quarter ended March 31, 2003 from
31.9% for the same period in 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $147,000; increased travel, marketing and commission expenses of $44,000, and increased professional fees and public company expenses of $45,000, partially offset by decreased rent and utilities of $22,000.

The majority of the increase in both payroll and travel related costs are largely due to the addition of sales and marketing personnel. The Company has increased the sales and marketing team to 18 people at March 31, 2003 as compared to 14 people at March 31,2002.  Management anticipates that the addition of these personnel will yield improved sales results in the coming quarters.

Depreciation and Amortization Depreciation and amortization expense increased by $12,000 to $120,000 for the quarter ended March 31, 2003 from $108,000 for the same period in 2002.  The increase is primarily attributable to mask machine additions and the purchase of computer equipment.

Income from Operations Income from operations increased by $80,000 or 12.1%, to $739,000 for the quarter ended March 31, 2003 as compared to income from operations of $659,000 for the quarter ended March 31, 2002.  The increase in income from operations is due to an increase in gross profit of $301,000, partially offset by an increase in selling, general and administrative expenses of $209,000, and an increase in depreciation and amortization of $12,000.

Net Interest Net interest decreased by $11,000 to interest income of $1,000 for the quarter ended March 31, 2003 from net interest expense of $10,000 for the quarter ended March 31, 2002.  The decrease in net interest is due to increased interest income and decreased interest expense. Interest income increased by $7,000, to $11,000 for the quarter ended March 31, 2003 from $4,000 in the same period of 2002.

Income Before Provision for Income Taxes Income before provision for income taxes for the quarter ended March 31, 2003 was $740,000 as compared to $649,000 for the quarter ended March 31, 2002, representing an increase of $91,000 or 14.0%.  This increase is attributable primarily to an increase in gross profit of $301,000 and a decrease in net interest expense of $11,000, partially offset by an increase in selling, general and administrative expenses of $209,000 and an increase in depreciation and amortization of $12,000.

Provision for Income Taxes The provision for income taxes for the quarter ended March 31, 2003 was $275,000, as compared to $228,000 for the quarter ended March 31, 2002.  The increase in income taxes is due to higher income before provision for income taxes in 2003.  The estimated tax rate is approximately 37% in 2003 compared to 35.1% in 2002.

Net Income Net income for the quarter ended March 31, 2003 was $465,000 compared to net income of $421,000 for the quarter ended March 31, 2002, an increase of $44,000 or 10.5%.  The net income increase of $44,000 is comprised of an increase in income from operations of  $80,000, a decrease in net interest expense of $11,000, partially offset by an increase in income taxes of $47,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash of $2,449,000 and working capital of $7,292,000.  During the quarter ended March 31, 2003, cash decreased by $430,000.  The decrease in the Company’s cash is primarily due to cash used in operating activities, purchase of property and equipment, net payments on notes payable and the repurchase of common stock.

The Company has a $4,076,000 credit facility with a bank, consisting of a line of credit of up to $3,500,000 and equipment loans of $576,000, with interest at prime plus 0.5% on the credit line, prime plus 1.0% on the term loan and an 8.5% fixed rate on the equipment loans.  At March 31, 2003, the prime interest rate was 4.25%.  The line of credit expires in May 2004, and the equipment loans expire between November 2005 and June 2006.  At March 31, 2003, the Company’s unused portion of the line of credit is $2,466,000.

Net cash used in operating activities was $62,000 for the quarter ended March 31, 2003 compared to net cash provided by operating activities of $805,000 for the same period of 2002.  The Company’s use of cash from operating activities of $62,000 for the quarter ended March 31, 2003 is primarily due an increase in accounts receivable, an increase in inventories, partially offset an increase in accounts payable and accrued liabilities and an increase in net income.

The Company’s investing activities have consisted primarily of expenditures for property and equipment of $49,000 for the quarter ended March 31, 2003 compared to $72,000 for the quarter ended March 31, 2002.

The Company expects to purchase $250,000 of additional equipment in 2003.

In March 2003, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, the Company is retiring the shares.  In the first quarter of 2003, the Company bought back a total of 290,000 common shares at a cost of $274,000.  As of March 31, 2003, the Company has bought back a total of 2,098,800 common shares at a cost of $2,112,000 since the end of 1999.

During the quarter ended March 31, 2003, the Company’s cash used in financing activities resulted primarily from payments on the Company’s notes payable of $45,000 and from payments of $274,000 for the repurchase of common stock.

The Company believes that cash generated from operations, its current cash balance, and the funds available under its credit facility, will be sufficient to satisfy the Company’s projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002.  SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset.  Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset.  The Company will adopt SFAS 143 effective January 1, 2003.  The Company does not believe that the adoption of SFAS 143 will have a significant effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001.  SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues.  The adoption of SFAS 144 did not have a significant effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  Under SFAS 146, exit costs are recorded when the liability is incurred and not as a result of an entity’s commitment to an exit plan.  The statement addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Item 7A in the Fiscal 2002 Annual Report to Shareholders on Form 10-K for the year ended December 31, 2002, regarding this matter.

ITEM 4. CONTROLS AND PROCEDURES

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

Alpha Pro Tech, Ltd.

DATE:	April 21, 2003	BY:	/s/ Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	April 21, 2003	BY:	/s/ Lloyd Hoffman
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

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within  90 days prior to  the filing date of this quarterly report (the “Evaluation Date”); and

c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	April 21, 2003	BY:	/s/ Sheldon Hoffman
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within  90 days prior to  the filing date of this quarterly report (the “Evaluation Date”); and

c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	April 21, 2003	BY:	/s/ Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER