Form 10-Q
period 2003-06-30
ALPHA PRO TECH LTD
filed 2003-08-08
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003	Commission File No. 0-19893

Alpha Pro Tech, Ltd.

(exact name of registrant as specified in its charter)

Delaware, U.S.A.	63-1009183
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 112, 60 Centurian Drive Markham, Ontario, Canada	L3R 9R2
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29,2003.

Common stock, $.01 par value	22,436,907

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002

b)	Consolidated Statements of Operations for the three and six months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)

c)	Consolidated Statement of Shareholder’s Equity for the six months ended June 30, 2003 (unaudited)

d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited)

e)	Notes to Consolidated Financial Statements (unaudited)

Cautionary Statements Regarding Forward-Looking Information

Additional Information

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 Controls and Procedures

PART II. OTHER INFORMATION

ITEM 5 Submission of Matters to a Vote Security Holders

ITEM 6 Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBITS

Exhibit 32.1: Certification by CEO (filed herewith)

Exhibit 32.2: Certification by CFO (filed herewith)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$2,216,000	$2,879,000
Accounts receivable, net of allowance for doubtful accounts of $55,000 and $37,000 at June 30, 2003 and December 31, 2002	4,819,000	2,286,000
Inventories, net	4,588,000	3,358,000
Prepaid expenses and other current assets	374,000	334,000
Deferred income taxes	365,000	365,000
Total current assets	12,362,000	9,222,000

Property and equipment, net	3,296,000	3,283,000
Intangible assets, net	176,000	179,000
Notes receivable and other assets	—	91,000
	$15,834,000	$12,775,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,112,000	$453,000
Accrued liabilities	1,758,000	1,592,000
Notes payable, current portion	—	127,000
Total current liabilities	3,870,000	2,172,000

Notes payable, less current portion	—	288,000
Deferred income taxes	541,000	541,000
Total liabilities	4,411,000	3,001,000

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized, 22,436,907 and 22,625,907 issued and outstanding at June 30, 2003 and December 31, 2002	224,000	226,000
Additional paid-in capital	22,956,000	23,134,000
Accumulated deficit	(11,757,000)	(13,586,000)
Total shareholders’ equity	11,423,000	9,774,000
	$15,834,000	$12,775,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$8,707,000	$5,805,000	$13,951,000	$11,008,000

Cost of goods sold, excluding depreciation and amortization	3,931,000	2,734,000	6,449,000	5,512,000

Gross margin	4,776,000	3,071,000	7,502,000	5,496,000

Expenses:
Selling, general and administrative	2,418,000	1,951,000	4,285,000	3,609,000
Depreciation and amortization	123,000	110,000	243,000	218,000

Income from operations	2,235,000	1,010,000	2,974,000	1,669,000

Interest, net	17,000	9,000	16,000	19,000

Income before provision for income taxes	2,218,000	1,001,000	2,958,000	1,650,000

Provision for income taxes	854,000	333,000	1,129,000	561,000

Net income	$1,364,000	$668,000	$1,829,000	$1,089,000

Basic net income per share	$0.06	$0.03	$0.08	$0.05

Diluted net income per share	$0.06	$0.03	$0.08	$0.05

Basic weighted average shares outstanding	22,398,063	23,495,569	22,430,679	23,521,047

Diluted weighted average shares outstanding	24,557,002	24,216,059	23,766,151	24,197,643

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	22,625,907	$226,000	$23,134,000	$(13,586,000)	$9,774,000

Issuance of common stock	101,000	1,000	93,000		94,000

Repurchase of common stock	(290,000)	(3,000)	(271,000)		(274,000)

Net income				1,829,000	1,829,000

Balance at June 30, 2003	22,436,907	$224,000	$22,956,000	$(11,757,000)	$11,423,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$1,829,000	$1,089,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,000	218,000

Changes in assets and liabilities:
Accounts receivable, net	(2,533,000)	(510,000)
Inventories, net	(1,230,000)	(676,000)
Prepaid expenses and other assets	(19,000)	(178,000)
Accounts payable and accrued liabilities	1,825,000	567,000

Net cash provided by operating activities:	115,000	510,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(245,000)	(100,000)
Purchase of intangible assets	(8,000)	(8,000)

Net cash used in investing activities	(253,000)	(108,000)

Cash Flows From Financing Activities:
Payments from notes payable	—	219,000
Payments on notes payable	(415,000)	(536,000)
Proceeds from notes receivable	70,000	—
Principal payments on capital leases	—	(6,000)
Proceeds from issuance of common stock	94,000	—
Repurchase of common stock	(274,000)	(215,000)
Net cash used in financing activities	(525,000)	(538,000)

Decrease in cash during the period	(663,000)	(136,000)

Cash, beginning of period	2,879,000	1,372,000
Cash, end of period	$2,216,000	$1,236,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (the “Company”) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel and wound care products.  Most of the Company’s disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States of America.

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

3.                                      Stock Based Compensation

Accounting for Stock-based Compensation.  The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors.  Stock options have been granted with exercise prices at or above the fair market value on the date of grant.  Options vest and expire according to terms established at the grant date.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted.  The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has elected to adopt.  The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$1,364,000	$668,000	$1,829,000	$1,089,000
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	—	—	—	(95,000)

Pro forma net income	$1,364,000	$668,000	$1,829,000	$994,000

Net income per share:
Basic - as reported	$0.06	$0.03	$0.08	$0.05
Basic - pro forma	0.06	0.03	0.08	0.04
Diluted - as reported	0.06	0.03	0.08	0.05
Diluted - pro forma	0.06	0.03	0.08	0.04

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the three months ended June 30, 2003, the Company did not identify any standards requiring adoption that would have a significant impact on its financial statements for the periods reported.

5.                                      Inventories

	June 30, 2003	December 31, 2002

Raw materials	$2,752,000	$1,751,000
Work in process	140,000	85,000
Finished goods	2,071,000	1,854,000
	4,963,000	3,690,000
Less reserve for obsolescence	(375,000)	(332,000)
	$4,588,000	$3,358,000

6.                                      Accrued Liabilities

	June 30, 2003	December 31, 2002

Income taxes payable	$817,000	$745,000
Commission payable	411,000	444,000
Payroll and payroll taxes	179,000	135,000
Accrued rebates and other	351,000	268,000
	$1,758,000	$1,592,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income (Numerator)	$1,364,000	$668,000	$1,829,000	$1,089,000

Shares (Denominator):

Basic weighted average shares outstanding	22,398,063	23,495,569	22,430,679	23,521,047

Add: Dilutive effect of stock options and warrants	21,182,181	720,490	1,347,093	676,596

Diluted weighted average shares outstanding	24,580,244	24,216,059	23,777,772	24,197,643

Net income per share:

Basic	$0.06	$0.03	$0.08	$0.05

Diluted	$0.06	$0.03	$0.08	$0.05

8.                                      Activity of Business Segments

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2002.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Apparel	$3,920,000	$4,180,000	$7,345,000	$7,566,000
Mask and eye shield	4,462,000	1,260,000	5,769,000	2,481,000
Extended care	325,000	365,000	837,000	961,000

Consolidated total net sales	$8,707,000	$5,805,000	$13,951,000	$11,008,000

A reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2003 and 2002 is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Apparel	$1,252,000	$1,475,000	$2,261,000	$2,453,000
Mask and Shield	2,482,000	484,000	3,027,000	845,000
Fleece	30,000	47,000	135,000	196,000

Total segment income	3,764,000	2,006,000	5,423,000	3,494,000
Unallocated corporate overhead expenses	(1,546,000)	(1,005,000)	(2,465,000)	(1,844,000)
Provision for income taxes	(854,000)	(333,000)	(1,129,000)	(561,000)

Consolidated net income	$1,364,000	$668,000	$1,829,000	$1,089,000

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of  historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

ADDITIONAL INFORMATION

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

You should read the following discussion and analysis together with our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and consumer products for the cleanroom, industrial, medical, dental and consumer markets.  Our products are primarily sold under the “Alpha Pro Tech” brand name, but are also sold for use under private label.

Our products are classified into four groups:  Disposable protective apparel, consisting of a complete line of shoecovers, headcovers, gowns, coveralls and labcoats; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys.  Our products  are sold through three segments.  The Apparel segment, consisting of disposable protective apparel; the Mask and /Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

As part of our current strategy, emphasis is being placed on developing innovative products and we have recently implemented an initiative in conjunction with our distributors to communicate directly with the end customers, a move which we believe will not only increase brand loyalty, but will allow the Company to properly allocate valuable research and development dollars for products the end user truly wants.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental distributors. Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices. Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

Our results of operations for the three months and six months ended June 30, 2003 were significantly influenced by the recent outbreak of Severe Acute Respiratory Syndrome (“SARS”).

On April 9, 2003 we announced that the demand for our N-95 Particulate Respirator face mask had dramatically increased in response to the SARS outbreak.  The N-95 mask is the mask recommended by the Center for Disease Control and Prevention.  Subsequently, the Center for Disease Control recommended an N-95 respirator mask be used together with an eye shield to protect healthcare workers in the fight against the spread of the SARS virus.

In the second quarter of 2003, we dramatically increased production of the N-95 mask to help meet the increased demand.  In addition, new production lines were on target to be operational by July 1st, which will double N-95 production capacity and additional production lines will be added if required., While it’s important to understand that we are not a company focused on SARS, we have significantly increased our manufacturing capacity with minimal capital expenditures in the event that future outbreaks occur.

During the second quarter of 2003, we had approximately $3 million of SARS related N-95 Mask and eye shield sales, which accounted for approximately one-third of our revenue base during the quarter. While mask sales in China have decreased significantly since June 30, 2003, sales have continued in the Toronto area as the utilization of these masks is increasingly become standard practice in hospitals and other healthcare facilities.  We anticipate that an estimated $1.0 million in revenues will be derived from SARS related sales in the third quarter of 2003.  To date, an additional $0.9 million of orders has been put on hold and the balance of the SARS related orders have been cancelled. While we cannot predict the outcome of the SARS virus in the future, the World Health Organization (WHO) has stated that they are uncertain if the virus is seasonal and whether it may, or may not resurface later this year.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2003, compared to the three months and six months ended June 30, 2002

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported net income for the quarter ended June 30, 2003 of $1,364,000 as compared to $668,000 for the quarter ended June 30, 2002, representing an increase of $696,000 or 104.2%.  The increase is attributable to an increase in income before provision for income taxes of $1,217,000, partially offset by an increase in income taxes of $521,000.

Sales.   Consolidated sales for the quarter ended June 30, 2003 increased to a record $8,707,000 from $5,805,000 for the quarter ended June 30, 2002, representing an increase of $2,902,000 or 50.0%.  The Company attributes the record sales to an approximate $3 million increase in sales for the N-95 Particulate Respirator mask, as well as an increase in eye shield products in response to the outbreak of SARS.  While SARS related sales have decreased significantly since June 30, 2003, especially in China, sales of N-95 masks are expected to be stronger than normal throughout the rest of 2003.  In addition to SARS related business, sales of disposable protective apparel to the Pharmaceutical industry and sales of masks to the Dental market improved in the second quarter of 2003 as compared to the same quarter last year.  Weak economic conditions, primarily in the Semiconductor clean room market, continue to adversely impact sales.

Sales for the Apparel Division for the quarter ended June 30, 2003 were $3,920,000 as compared to $4,180,000 for the same period of 2002.  The Apparel Division sales decrease of $260,000 or 6.2% was due to decreased sales in the Industrial Safety and Clean Room industry which includes the Semiconductor market, partially offset by improved sales to the Pharmaceutical industry.  The Company began servicing the Pharmaceutical industry in 2002, and management expects continued growth in this market segment.  Apparel sales are still being negatively impacted by the continued weakness in the Semiconductor clean room market.  The Company does not expect a recovery in the Semiconductor clean room market until at least 2004.

Mask and eye shield sales increased by $3,202,000 or 254.1% to $4,462,000 in 2003 from $1,260,000 in 2002.  The increase is primarily the result of an increase in N-95 mask and eye shield sales in relation to SARS as well as an increase in dental mask sales.  While SARS related sales have decreased significantly since the end of the second quarter, the Company anticipates stronger than normal demand for the N-95 Particulate Respirator mask for the remainder of 2003 due to an increased awareness of infection control precautions.

Sales from the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, decreased by $40,000 or 11.0% to $325,000 for the quarter ended June 30, 2003 from $365,000 for the quarter ended June 30, 2002.  The decrease of $40,000 in sales is primarily the result of a decrease in medical bed pad sales.

Consolidated sales were $13,951,000 and $11,008,000 for the six months ended June 30, 2003 and 2002 respectively, representing an increase of $2,943,000 or 26.7%.

Apparel sales for the six months ended June 30, 2003 were $7,345,000 as compared to $7,566,000 for the same period of 2002, a decrease of $221,000 or 2.9%. The decrease is due to lower sales in the Industrial Safety/Clean-Room industry and Semiconductor market, partially offset by improved sales to the Pharmaceutical industry

Mask and eye shield sales increased by $3,288,000 or 132.5% to $5,769,000 for the six months ended June 30, 2003 from $2,481,000 in the same period of 2002.  The increase is primarily the result of an increase in N-95 mask and eye shield sales in relation to SARS, as well as an increase in dental mask sales.

Sales from the Company’s Extended Care Unreal Lambskin® and other related products decreased by $124,000 or 12.9% to $837,000 for the six months ended June 30, 2003 compared to $961,000 in the same period in 2002.  The decrease in sales is primarily the result of a decrease in pet bed products.

Cost of Goods Sold.   Cost of goods sold, excluding depreciation and amortization, increased to $3,931,000 for the quarter ended June 30, 2003 from $2,734,000 for the same period in 2002.  Gross profit margin increased to 54.9% for the quarter ended June 30, 2003 from 52.9% for the same period in 2002.  For the six months ended June, 2003 as compared to 2002, cost of goods sold increased to $6,449,000 from $5,512,000.  Gross profit margin increased to 53.8% from 49.9% for the six months ended June 30, 2003 and 2002,

The increase in gross profit margin for the three and six months ended June 30, 2003 as compared to the same period in 2002 is due to an increase in the amount of products being manufactured in China and a greater percentage of mask and eye shield sales which yield higher gross profit margins.

Management expects that gross profit margin should continue to be strong for the balance of 2003.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $467,000 or 23.9% to $2,418,000 for the quarter ended June 30, 2003 from $1,951,000 for the quarter ended June 30, 2002.  As a percentage of net sales, selling, general and administrative expenses decreased to 27.8% in the quarter ended June 30, 2003 from 33.6% for the same period in 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $333,000, increased travel, marketing and commission expenses of $84,000, increased foreign exchange expense of $43,000, increased credit card processing expense of $13,000, increased telecommunication and insurance expense of $15,000 and increased miscellaneous expenses of $8,000, partially offset by decreased professional fees and public company expenses of $15,000 and decreased rent and utilities expense of $15,000.

Selling, general and administrative expenses increased by $676,000 or 18.7%, to $4,285,000 for the six months ended June 30, 2003 from $3,609,000 for the six months ended June 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 30.7% for the six months ended June 30, 2003 from 32.8% in the same period of 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $480,000, increased travel, marketing and commission expenses of $128,000, increased professional fees and public company expenses of $31,000, increased foreign exchange expense of $45,000, increased credit card processing expense of $16,000 and increased telecommunication and insurance expense of $16,000, partially offset by decreased rent and utilities of $38,000 and decreased miscellaneous expenses of $2,000

The increase in both payroll and travel related costs are largely due to the addition of sales and marketing personnel.  The Company has increased the sales and marketing and customer service team by 5 people to 22 people at June 30, 2003 as compared to 17 people at June 30, 2002.  Management anticipates that the addition of these personnel will yield improved sales results in the coming quarters.  The increase in payroll related costs is also due to an increase in the accrual for the executive bonus program which is equal to 10% of the pre-tax profits of the company.

Depreciation and Amortization.   Depreciation and amortization expense increased by $13,000 to $123,000 for the quarter ended June 30, 2003 from $110,000 for the same period in 2002 and increased by $25,000 to $243,000 from $218,000 for the six months ended June 30, 2003 compared to the same period in 2002.  The increase is primarily attributable to mask machine and shoecover machine additions in the first quarter of 2003 and the purchase of computer equipment.

Income from Operations.   Income from operations increased by $1,225,000 or 121.3%, to $2,235,000 for the quarter ended June 30, 2003 as compared to income from operations of $1,010,000 for the quarter ended June 30, 2002.  The increase in income from operations is due to an increase in gross profit of $1,705,000, partially offset by an increase in selling, general and administrative expenses of $467,000, and an increase in depreciation and amortization of $13,000.  The increase in income from operations is primarily attributable to the SARS related N-95 mask and eye shield sales.

Income from operations increased by $1,305,000 or 78.2% to $2,974,000 for the six months ended June 30, 2003 as compared to income from operations of $1,669,000 for the six months ended June 30, 2002.  The increase in income from operations is due to an increase in gross profit of $2,006,000, partially offset by an increase in selling, general and administrative expenses of $676,000, and an increase in depreciation and amortization of $25,000.

Net Interest.   Net interest expense increased by $8,000 to $17,000 for the quarter ended June 30, 2003 from net interest expense of $9,000 for the quarter ended June 30, 2002.  The increase in net interest expense is primarily due to additional interest charges for paying off all our notes payable during the second quarter.  The Company is debt free as of June 30, 2003.  Interest income decreased by $3,000, to $1,000 for the quarter ended June 30, 2003 from $4,000 in the same period of 2002.

Net interest expense decreased by $3,000 to $16,000 for the six months ended June 30, 2003 from $19,000 for the six months ended June 30, 2002.  The decrease in net interest expense is primarily due to increased interest income. Interest income increased by $4,000 to $12,000 for the six months ended June 30, 2003 from $8,000 in the same period of 2002 due to higher invested balances.

Income Before Provision for Income Taxes.   Income before provision for income taxes for the quarter ended June 30, 2003 was $2,218,000 as compared to $1,001,000 for the quarter ended June 30, 2002, representing an increase of $1,217,000 or 121.6%.  This increase is attributable primarily to an increase in gross profit of $1,705,000 partially offset by an increase in selling, general and administrative expenses of $467,000 an increase in depreciation and amortization of $13,000 and an increase in net interest expense of $8,000.

Income before provision for income taxes for the six months ended June 30, 2003 was $2,958,000 as compared to $1,650,000 for the six months ended June 30, 2002, representing an increase of $1,308,000 or 79.3%.  This increase is attributable primarily to an increase in gross profit of $2,006,000 and a decrease in net interest expense of $3,000, partially offset by an increase in selling, general and administrative expenses of $676,000 and an increase in depreciation and amortization of $25,000.

Provision for Income Taxes  The provision for income taxes for the three and six months June 30, 2003 was $854,000 and $1,129,000, as compared to $333,000 and $561,000 for the three and six months ended June 30, 2002.  The increase in income taxes is due to higher income before provision for income taxes in 2003.  The effective tax rate is approximately 38% in 2003 compared to 34% in 2002.  The increase in effective tax rate is due primarily to the inclusion of state tax accruals.

Net Income.  Net income for the quarter ended June 30, 2003 was $1,364,000 compared to net income of $668,000 for the quarter ended June 30, 2002, an increase of $696,000 or 104.2%.  The net income increase of $696,000 is comprised of an increase in income from operations of $1,225,000, partially offset by an increase in net interest expense of $8,000 and an increase in income taxes of $521,000.

Net income for the six months ended June 30, 2002 was $1,829,000 compared to net income of $1,089,000 for the six months ended June 30, 2002, an increase of $740,000 or 68.0%.  The net income increase of $740,000 is comprised of an increase in income from operations of $1,305,000 and a decrease in net interest expense of $3,000 partially offset by an increase in the provision for income taxes of $568,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash of $2,216,000 and working capital of $8,492,000, an increase of $1,442,000 since December 31, 2002.  During the quarter ended June 30, 2003, cash decreased by $663,000.  The decrease in the Company’s cash is primarily due to the purchase of property and equipment, payments on notes payable and the repurchase of common stock,, partially offset by cash provided by operating activities and cash proceeds from the exercise of stock options.

The Company has a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2003, the prime interest rate was 4.00%.  The line of credit expires in May 2004.  At June 30, 2003, the Company’s borrowing capacity on the line of credit was $3,187,000 which is based on a formula of accounts receivable and inventory.  At June 30, 2003, the Company had not borrowed on its line of credit.  In addition, during the quarter ended June 30, 2003 the Company paid off  the $370,000 balance remaining on its equipment loans.  As of June 30, 2003, the Company does not have any debt.

As shown below, at June 30, 2003, our contractual cash obligations totaled approximately $961,000.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Operating leases	$961,000	$293,000	$663,000	$5,000	$—
Line of credit (1)	—	—	—	—	—

Total contractual cash obligations	$961,000	$293,000	$663,000	$5,000	$—

Net cash provided by operating activities was $115,000 for the six months ended June 30, 2003.   The Company’s net cash provided by operating activities of $115,000 for the six months ended June 30, 2003 is primarily due to net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and inventories.  The net cash provided by operating activities for the six months ended June 30, 2003 as compared to the same period of 2002 decreased by $395,000 to $115,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  The net change of $395,000 is primarily due to a net increase in accounts receivable of $2,023,000 and a net increase in inventories of $554,000, partially offset by increased net income of $740,000 and a net increase in accounts payable and accrued liabilities of $1,258,000 and a net decrease in prepaid expenses and other assets of $159,000.

The Company’s investing activities have consisted primarily of expenditures for property and equipment of $245,000 for the six months ended June 30, 2003 compared to $100,000 for the six months ended June 30, 2002.

The Company expects to purchase $100,000 of additional equipment in 2003.

In March 2003, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, the Company is retiring the shares.  In the first quarter of 2003, the Company bought back a total of 290,000 common shares at a cost of $274,000.  No shares were repurchased during the second quarter of 2003.  As of June 30, 2003, the Company has bought back a total of 2,098,800 common shares at a cost of $2,112,000 since the end of 1999.

During the six months ended June 30, 2003, the Company’s cash used in financing activities resulted primarily from payments on the Company’s notes payable of $415,000 and from payments of $274,000 for the repurchase of common stock, partially offset by cash proceeds of $94,000 from the exercise of stock options.

The Company believes that cash generated from operations, its current cash balance and the funds available under its credit facility, will be sufficient to satisfy the Company’s projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

Based on the Company’s review of new accounting standards released during the three months ended June 30, 2003, the Company did not identify any standards requiring adoption that would have a significant impact on its financial statements for the periods reported.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manufacture some products in Mexico and subcontract the manufacture of some products in China.  The Company’s results of operations could be negatively effected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.  The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4                                                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 5   Submission of Matters to a Vote of Security Holders

(a)                                  Registrant held its Annual Meeting of Shareholders May 30, 2003.

(b)                                 The following persons were elected Directors pursuant to the votes indicated:

Name	For	Withheld

Sheldon Hoffman	18,624,987	48,936

Alexander Millar	18,624,987	48,936

Donald Bennett, Jr.	18,624,787	49,136

Robert Isaly	18,624,987	48,936

John Ritota	18,624,987	48,936

Russell Manock	18,624,987	48,936

(c)                                  The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent accountants as follows:

For	Against	Abstain

18,623,102	39,800	11,021

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the second quarter of 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	July 30, 2003	BY:	/S/Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	July 30, 2003	BY:	/S/Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER

Certification Under Exchange Act Rules 13a – 14 and 15d - 14

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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	July 30, 2003	BY:	/S/Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Certification Under Exchange Act Rules 13a – 14 and 15d - 14

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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	July 30, 2003	BY:	/S/Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER