Form 10-Q
period 2003-09-30
ALPHA PRO TECH LTD
filed 2003-11-10
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003.

22,696,907 Shares of Common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002

	b)	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)

	c)	Consolidated Statement of Shareholder’s Equity for the nine months ended September 30, 2003 (unaudited)

	d)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)

	e)	Notes to Consolidated Financial Statements (unaudited)

Cautionary Statements Regarding Forward-Looking Information

Additional Information

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.		OTHER INFORMATION

ITEM 6		Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

	Exhibit 31.1:	Certification by CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 31.2:	Certification by CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

	Exhibit 32.2:	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

Alpha Pro Tech, Ltd.

ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,180,000	$2,879,000
Accounts receivable, net of allowance for doubtful accounts of $55,000 and $37,000 at September 30, 2003 and December 31, 2002	2,954,000	2,286,000
Inventories, net	5,611,000	3,358,000
Prepaid expenses and other current assets	334,000	334,000
Deferred income taxes	365,000	365,000
Total current assets	12,444,000	9,222,000

Property and equipment, net	3,254,000	3,283,000
Intangible assets, net	180,000	179,000
Notes receivable and other assets	0	91,000
Total assets	$15,878,000	$12,775,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$918,000	$453,000
Accrued liabilities	2,150,000	1,592,000
Notes payable, current portion	0	127,000
Total current liabilities	3,068,000	2,172,000

Notes payable, less current portion	0	288,000
Deferred income taxes	541,000	541,000
Total liabilities	3,609,000	3,001,000

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized, 22,696,907 and 22,625,907 issued and outstanding at September 30, 2003 and December 31, 2002	227,000	226,000
Additional paid-in capital	23,099,000	23,134,000
Accumulated deficit	(11,057,000)	(13,586,000)
Total shareholders’ equity	12,269,000	9,774,000
Total liabilities and shareholder’s equity	$15,878,000	$12,775,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$6,517,000	$5,013,000	$20,467,000	$16,021,000

Cost of goods sold, excluding depreciation and amortization	3,299,000	2,480,000	9,748,000	7,992,000

Gross margin	3,218,000	2,533,000	10,719,000	8,029,000

Expenses:
Selling, general and administrative	2,141,000	1,869,000	6,427,000	5,478,000
Depreciation and amortization	131,000	112,000	373,000	330,000

Income from operations	946,000	552,000	3,919,000	2,221,000

Interest, net	2,000	10,000	18,000	29,000

Income before provision for income taxes	944,000	542,000	3,901,000	2,192,000

Provision for income taxes	243,000	180,000	1,372,000	741,000

Net income	$701,000	$362,000	$2,529,000	$1,451,000

Basic net income per share	$0.03	$0.02	$0.11	$0.06

Diluted net income per share	$0.03	$0.02	$0.11	$0.06

Basic weighted average shares outstanding	22,478,537	23,147,571	22,438,723	23,411,935

Diluted weighted average shares outstanding	24,065,723	23,512,912	23,865,847	24,210,311

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholder’s Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	22,625,907	$226,000	$23,134,000	$(13,586,000)	$9,774,000

Issuance of common stock upon exercise of options	371,000	4,000	249,000		253,000

Repurchase and retirement of common stock	(300,000)	(3,000)	(284,000)		(287,000)

Net income				2,529,000	2,529,000

Balance at September 30, 2003	22,696,907	$227,000	$23,099,000	$(11,057,000)	$12,269,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$2,529,000	$1,451,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$373,000	330,000

Changes in assets and liabilities:
Accounts receivable, net	(668,000)	210,000
Inventories, net	(2,253,000)	(490,000)
Prepaid expenses and other assets	21,000	(251,000)
Accounts payable and accrued liabilities	1,023,000	711,000

Net cash provided by operating activities:	1,025,000	1,961,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(327,000)	(140,000)
Purchase of intangible assets	(18,000)	(10,000)
Proceeds from notes receivable	70,000	—

Net cash used in investing activities	(275,000)	(150,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	—	241,000
Payments on notes payable	(415,000)	(737,000)
Principal payments on capital leases	—	(8,000)
Proceeds from issuance of common stock	253,000	7,000
Repurchase of common stock	(287,000)	(443,000)
Net cash used in financing activities	(449,000)	(940,000)

Increase in cash during the period	301,000	871,000

Cash, beginning of period	2,879,000	1,372,000
Cash, end of period	$3,180,000	$2,243,000

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

2.                                      Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2002 and Form 10-Qs for the periods ended June 30, 2003 and March 31, 2003.

There have been no changes since December 31, 2002 in the accounting principles and practices utilized in the preparation of these consolidated financial statements.

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted.  The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, because the grant price equals or is less than the market price on the date of grant,  no compensation expense is recognized for stock options issued to employees.

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

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$701,000	$362,000	$2,529,000	$1,451,000
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	—	(1,000)	—	(96,000)

Pro forma net income	$701,000	$361,000	$2,529,000	$1,355,000

Net income per share:
Basic - as reported	$0.03	$0.02	$0.11	$0.06
Basic - pro forma	0.03	0.02	0.11	0.06
Diluted - as reported	0.03	0.02	0.11	0.06
Diluted - pro forma	0.03	0.02	0.11	0.06

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the three months ended September 30, 2003, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

5.                                      Inventories

	September 30, 2003	December 31, 2002

Raw materials	$3,116,000	$1,751,000
Work in process	105,000	85,000
Finished goods	2,765,000	1,854,000
	5,986,000	3,690,000
Less reserve for obsolescence	(375,000)	(332,000)
	$5,611,000	$3,358,000

6.                                      Accrued Liabilities

The following table represents the components of accrued liabilities.

	September 30, 2003	December 31, 2002

Income taxes payable	$854,000	$745,000
Commissions payable	574,000	444,000
Payroll and payroll taxes	246,000	135,000
Accrued rebates and other	476,000	268,000
	$2,150,000	$1,592,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” EPS, which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (Numerator)	$701,000	$362,000	$2,529,000	$1,451,000

Shares (Denominator):

Basic weighted average shares outstanding	22,478,537	23,147,571	22,438,723	23,411,935

Add: Dilutive effect of stock options and warrants	1,587,186	365,341	1,427,124	798,377

Diluted weighted average shares outstanding	24,065,723	23,512,912	23,865,847	24,210,311

Net income per share:

Basic	$0.03	$0.02	$0.11	$0.06

Diluted	$0.03	$0.02	$0.11	$0.06

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

The following table shows net sales for each segment for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Apparel	$4,161,000	$3,425,000	$11,506,000	$10,990,000
Mask and eye shield	1,960,000	1,160,000	7,728,000	3,641,000
Extended care	396,000	428,000	1,233,000	1,390,000

Consolidated total net sales	$6,517,000	$5,013,000	$20,467,000	$16,021,000

A reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2003 and 2002 is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Apparel	$1,293,000	$1,054,000	$3,553,000	$3,506,000
Mask and Shield	889,000	427,000	3,916,000	1,261,000
Fleece	72,000	60,000	207,000	267,000

Total segment income	2,254,000	1,541,000	7,676,000	5,034,000
Unallocated corporate overhead expenses	(1,310,000)	(999,000)	(3,775,000)	(2,842,000)
Provision for income taxes	(243,000)	(180,000)	(1,372,000)	(741,000)

Consolidated net income	$701,000	$362,000	$2,529,000	$1,451,000

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission. All statements, other than statements of  historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

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

Our products are classified into four groups:  Disposable protective apparel, consisting of a complete line of shoecovers, headcovers, gowns, coveralls and lab coats; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys.  Our products are sold through three segments.  The Apparel segment, consisting of disposable protective apparel; the Mask and /Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

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

We have recently implemented a new strategy in conjunction with our distributors to communicate directly with the end users.  This enables us to better understand the end users true needs and ties into our innovative strategy which is to sell products that best satisfy the end users requirements.

We have hired four additional sales personnel, increasing the sales team from nine to thirteen, and although it has taken time to find, educate and train the new staff, third quarter results are indicating that this approach is working. As we gain market share, we will invest in additional sales personnel.

As a result of the additional personnel and the new end user focus, the Company experienced 30% growth in the third quarter of 2003.  Net of SARS related sales, our core business grew approximately 20% in the third quarter and our expectation is to see continued growth.

During the third quarter 2003, we had approximately $0.5 million of non-core SARS related N-95 Mask and eye shield sales.  In the second quarter of 2003, we had approximately $3 million of SARS related  N-95 and eye shield sales for a total of $3.5 million since April 2003. The Center for Disease Control (CDC) has recommended an N-95 respirator mask be used together with an eye shield to protect healthcare workers in the fight against the spread of the SARS virus. Although there is no way of knowing whether SARS will resurface later this year or in early 2004, the Company has positioned itself with more inventory on hand and increased production capacity and capabilities, in the event of a future outbreak.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2003, compared to the three months and nine months ended September 30, 2002

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported net income for the quarter ended September 30, 2003 of $701,000 as compared to $362,000 for the quarter ended September 30, 2002, representing an increase of $339,000 or 93.7%.  The increase is attributable to an increase in income before provision for income taxes of $402,000, partially offset by an increase in income taxes of $63,000.

Sales.  Consolidated sales for the quarter ended September 30, 2003 increased to $6,517,000 from $5,013,000 for the quarter ended September 30, 2002, representing an increase of $1,504,000 or 30.0%.  The Company attributes approximately $1,000,000 or two thirds of the increase in sales primarily to the pharmaceutical industry.  SARS related N-95 mask and eye shield sales account for the balance of the increase of approximately $500,000.  Excluding the increase in non-core sales related to SARS, the Company’s business grew 20% for the quarter ended September 30, 2003 as compared to the same period in 2002.

Whether SARS will resurface is unknown, however even if it does not return, sales of the N-95 mask and other medical masks as well as, to a lesser extent, other protective products, are expected to grow due to heightened awareness of infection control procedures in health care institutions.

Sales for the Apparel Division for the quarter ended September 30, 2003 were $4,161,000 as compared to $3,425,000 for the same period of 2002.  The Apparel Division sales increase of $736,000 or 21.5% was primarily due to increased sales to the pharmaceutical industry, partially offset by decreased sales to the electronics industry which includes semiconductor and memory device.  The Company began servicing the pharmaceutical industry in 2002, and management expects continued growth in this market segment.  Apparel sales are still being negatively impacted by the continued weakness in the electronics industry.

Mask and eye shield sales for the quarter ended September 30, 2003 increased by $800,000 or 69.0% to $1,960,000 from $1,160,000 in the same period of 2002.  The increase is primarily the result of an increase of approximately $500,000 in N-95 mask and eye shield sales related to SARS as well as an increase in medical and industrial mask sales.  While SARS related sales have decreased significantly since the end of the second quarter, the Company anticipates stronger than normal demand for the N-95 Particulate Respirator mask as well as other medical masks in the future due to an increased awareness of infection control precautions.

Sales from the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, decreased by $32,000 or 7.5% to $396,000 for the quarter ended September 30, 2003 from $428,000 for the quarter ended September 30, 2002.  The decrease of $32,000 in sales is primarily the result of a decrease in pet bed pad sales, partially offset by an increase in medical bed pad sales.

Consolidated sales were $20,467,000 and $16,021,000 for the nine months ended September 30, 2003 and 2002 respectively, representing an increase of $4,446,000 or 27.8%.  Approximately $3.5 million of the sales increase is due to non-core SARS related N-95 mask and eye shield sales.

Apparel sales for the nine months ended September 30, 2003 were $11,506,000 as compared to $10,990,000 for the same period of 2002, an increase of $516,000 or 4.7%. The increase is due to higher sales to the pharmaceutical industry and to a lesser extent sales to the industrial safety industry, partially offset by decreased sales to the electronics industry.

Mask and eye shield sales increased by $4,087,000 or 112.3% to $7,728,000 for the nine months ended September 30, 2003 from $3,641,000 in the same period of 2002.  The increase is primarily the result of an increase in N-95 mask and eye shield sales related to SARS, as well as an increase in medical, dental and industrial mask sales.

Sales from the Company’s Extended Care Unreal Lambskin® and other related products decreased by $157,000 or 11.3% to $1,233,000 for the nine months ended September 30, 2003 compared to $1,390,000 in the same period in 2002.  The decrease is primarily the result of a decrease in sales of pet bed products.

Cost of Goods Sold.  Cost of goods sold, excluding depreciation and amortization, increased to $3,299,000 for the quarter ended September 30, 2003 from $2,480,000 for the same period in 2002.  Gross profit margin decreased to 49.4% for the quarter ended September 30, 2003 from 50.5% for the same period in 2002.  For the nine months ended September 30, 2003 as compared to the same period in 2002, cost of goods sold increased to $9,748,000 from $7,992,000.  Gross profit margin increased to 52.4% from 50.1% for the nine months ended September 30, 2003 compared to 2002.

The decrease in gross profit margin to 49.4% for the three months ended September 30, 2003 as compared to 50.5% for the same period in 2002 is due to slightly reduced margins on sales to pharmaceutical companies.

The increase in gross profit margin for the nine months ended September 30, 2003 as compared to the same period in 2002 is due to an increase in the amount of products being manufactured in China and a greater percentage of mask and eye shield sales which yield higher gross profit margins.

Management expects that gross profit margins should continue to be strong for the balance of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $272,000 or 14.6% to $2,141,000 for the quarter ended September 30, 2003 from $1,869,000 for the quarter ended September 30, 2002.  As a percentage of net sales, selling, general and administrative expenses decreased to 32.9% in the quarter ended September 30, 2003 from 37.3% for the same period in 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $235,000, increased travel, marketing and commission expenses of $1,000, increased rent and utilities expense of $13,000, increased office supplies of $13,000, increased warehouse supplies of $6,000, increased telecommunication and insurance expense of $12,000 and increased miscellaneous expenses of $12,000, partially offset by decreased professional fees and public company expenses of $20,000.

Selling, general and administrative expenses increased by $949,000 or 17.3%, to $6,427,000 for the nine months ended September 30, 2003 from $5,478,000 for the nine months ended September 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 31.4% for the nine months ended September 30, 2003 from 34.2% in the same period of 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $715,000, increased travel, marketing and commission expenses of $129,000, increased professional fees and public company expenses of $11,000, increased foreign exchange expense of $45,000, increased credit card processing expense of $17,000, increased general office expenses of $15,000, increased financing expense of $12,000, increased telecommunication and insurance expense of $28,000 and increased miscellaneous expenses of $1,000, partially offset by decreased rent and utilities of $24,000.

The increases in both payroll and travel related costs are largely due to the addition of sales and marketing personnel.  The Company has increased the sales and marketing and customer service team by 5 people to 22 people at September 30, 2003 as compared to 17 people at September 30, 2002.  Management anticipates that the addition of these personnel will continue to yield improved sales results in the coming quarters.  The increase in payroll related costs is also due to an increase in the accrual for the executive bonus program which is equal to 10% of the pre-tax profits of the Company.

Depreciation and Amortization.  Depreciation and amortization expense increased by $19,000 to $131,000 for the quarter ended September 30, 2003 from $112,000 for the same period in 2002 and increased by $43,000 to $373,000 for the nine months ended September 30, 2003 compared to the same period in 2002.  The increase is primarily attributable to mask machine and shoecover machine additions and the purchase of computer equipment.

Income from Operations.  Income from operations increased by $394,000 or 71.4%, to $946,000 for the quarter ended September 30, 2003 as compared to income from operations of $552,000 for the quarter ended September 30, 2002.  The increase in income from operations is due to an increase in gross profit of $685,000, partially offset by an increase in selling, general and administrative expenses of $272,000, and an increase in depreciation and amortization of $19,000.

Income from operations increased by $1,698,000 or 76.5% to $3,919,000 for the nine months ended September 30, 2003 as compared to income from operations of $2,221,000 for the nine months ended September 30, 2002.  The increase in income from operations is due to an increase in gross profit of $2,690,000, partially offset by an increase in selling, general and administrative expenses of $949,000, and an increase in depreciation and amortization of $43,000.

Net Interest.  Net interest expense decreased by $8,000 to $2,000 for the quarter ended September 30, 2003 from net interest expense of $10,000 for the quarter ended September 30, 2002.  The decrease in net interest expense is primarily due to lower interest charges due to the Company being debt free during the third quarter of 2003.  Interest income decreased by $3,000, to $1,000 for the quarter ended September 30, 2003 from $4,000 in the same period of 2002.

Net interest expense decreased by $11,000 to $18,000 for the nine months ended September 30, 2003 from $29,000 for the nine months ended Sept 30, 2002.  The decrease in net interest expense is primarily due to lower interest charges due to the Company being debt free since the second quarter of 2003.  Interest income increased by $1,000 to $13,000 for the nine months ended September 30, 2003 from $12,000 in the same period of 2002.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended September 30, 2003 was $944,000 as compared to $542,000 for the quarter ended September 30, 2002, representing an increase of $402,000 or 74.2%.  This increase is attributable primarily to an increase in gross profit of $685,000 and a decrease in net interest expense of $8,000; partially offset by an increase in selling, general and administrative expenses of $272,000 and an increase in depreciation and amortization of $19,000.

Income before provision for income taxes for the nine months ended September 30, 2003 was $3,901,000 as compared to $2,192,000 for the nine months ended September 30, 2002, representing an increase of $1,709,000 or 78.0%.  This increase is attributable primarily to an increase in gross profit of $2,690,000 and a decrease in net interest expense of $11,000, partially offset by an increase in selling, general and administrative expenses of $949,000 and an increase in depreciation and amortization of $43,000.

Provision for Income Taxes  The provision for income taxes for the three and nine months September 30, 2003 was $243,000 and $1,372,000, as compared to $180,000 and $741,000 for the three and nine months ended September 30, 2002.  The increase in income taxes is due to higher income before provision for income taxes in 2003.  The effective tax rate is approximately 35% in 2003 compared to 34% in 2002.

Net Income.  Net income for the quarter ended September 30, 2003 was $701,000 compared to net income of $362,000 for the quarter ended September 30, 2002, an increase of $339,000 or 93.7%.  The net income increase of $339,000 is comprised of an increase in income from operations of $394,000 and a decrease in net interest expense of $8,000, partially offset by an increase in the provision for income taxes of $63,000.

Net income for the nine months ended September 30, 2003 was $2,529,000 compared to net income of $1,451,000 for the nine months ended September 30, 2002, an increase of $1,078,000 or 74.3%.  The net income increase of $1,078,000 is comprised of an increase in income from operations of $1,698,000 and a decrease in net interest expense of $11,000, partially offset by an increase in the provision for income taxes of $631,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $3,180,000 and working capital of $9,376,000, an increase in working capital of $2,326,000 since December 31, 2002.  Cash increased $301,000 for the nine months ended September 30, 2003. The increase in the Company’s cash is primarily due to cash provided by operating activities, and cash proceeds from the exercise of stock options, partially offset by the purchase of property and equipment, payments on notes payable and the repurchase of common stock.

The Company has a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2003, the prime interest rate was 4.00%.  The line of credit expires in May 2004.  At September 30, 2003, the Company’s borrowing capacity on the line of credit was $3,122,000, which is based on a formula of accounts receivable and inventory.  At September 30, 2003, the Company had not borrowed on its line of credit.  As of September 30, 2003, the Company does not have any debt.

As shown below, at September 30, 2003, the Company’s contractual cash obligations totaled approximately $784,000.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Operating leases	$784,000	$116,000	$663,000	$5,000	$—

Line of credit	—	—	—	—	—

Total contractual cash obligations	$784,000	$116,000	$663,000	$5,000	$—

Net cash provided by operating activities was $1,025,000 for the nine months ended September 30, 2003.  Net cash provided by operating activities decreased by $936,000 to $1,025,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  The net decrease of $936,000 is primarily due to a net change in accounts receivable of $878,000, and a net increase in inventories of $1,763,000, partially offset by increased net income of $1,078,000, a net increase in accounts payable and accrued liabilities of $312,000, an increase in depreciation and amortization of $43,000 and a net decrease in prepaid expenses and other assets of $272,000.

The Company’s investing activities consisted primarily of expenditures for property and equipment of $327,000 partially offset by proceeds from notes receivable of $70,000 for the nine months ended September 30, 2003 compared to expenditures for property and equipment $140,000 for the nine months ended September 30, 2002.

The Company expects to purchase $50,000 of additional equipment in 2003.

In March 2003, the Company announced that its Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, the Company is retiring the shares.  For the nine months ended September 30, 2003, the Company bought back a total of 300,000 common shares at a cost of $287,000.  As of September 30, 2003, the Company has bought back a total of 2,108,800 common shares at a cost of $2,125,000 since the end of 1999.

During the nine months ended September 30, 2003, the Company’s cash used in financing activities resulted primarily from payments on the Company’s notes payable of $415,000 and from payments of $287,000 for the repurchase of common stock, partially offset by cash proceeds of $253,000 from the exercise of stock options.

The Company believes that cash generated from operations, its current cash balance and the funds available under its credit facility, will be sufficient to satisfy the Company’s projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

Based on the Company’s review of new accounting standards released during the three months ended September 30, 2003, the Company did not identify any standards requiring adoption that would have a significant impact on its financial statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manufacture some products in Mexico and subcontract the manufacture of some products in China.  The Company’s results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.  The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report,(the “Evaluation Date”), the Company’s management, with the participation of its Chief Executive and its Chief Financial officers,  evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15 and 15d-15, which are designed to ensure that the Company appropriately records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission.  Based upon the evaluation, they concluded that, as of the Evaluation Date, the Company’s disclosure controls were effective.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the controls and procedures are, in fact, effective at the “reasonable assurance” level.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)

31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)

32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Executive Officer (filed herewith)

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Signed by Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the third quarter of 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	November 10, 2003	BY:	/s/Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	November 10, 2003	BY:	/s/Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER