Form 10-K
period 2003-12-31
ALPHA PRO TECH LTD
filed 2004-03-03
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number - 019893

ALPHA PRO TECH, LTD.

(exact name of registrant as specified in its charter)

Delaware	63-1009183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Centurian Drive, Suite 112, Markham, Ontario	L3R 9R2
Address of principal offices	Zip Code

Registrant’s telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

Common Shares Par Value $.01 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

The number of registrant’s Common Shares outstanding as of February 25, 2004 was 23,129,907

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2004 was $61,294,254 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2004 (incorporated by reference under Part III).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☐   No ☒

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Cautionary Statements regarding Forward-Looking Information

Item 1	Business
General
Business
Products
Markets
Distribution
Manufacturing
Competition
Regulatory Requirements
Patents and Trademarks
Employees
Available Information

Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security-Holders

PART II:

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures

PART III:

Item 14	Principal Accounting Fees and Services

PART IV:

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 16	Exhibits

Signatures

Certification Under Exchange Act Rules 13a – 14(b) and 15d – 14(b)

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

ITEM 1.  BUSINESS

GENERAL

ALPHA PRO TECH, LTD.(the “Company” or “Alpha Pro Tech”, “we”, “our” or “us”) was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our web site is located at www.alphaprotech.com.  Information contained on our web site is not part of this report.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial, pharmaceutical, medical and dental markets.  Our products are primarily sold under the “Alpha Pro Tech” brand name, but are also sold for use under private label.

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

Our products as classified above are grouped into three segments.  The Apparel segment, consisting of disposable protective apparel; the Mask and /Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental distributors and consumers for pet products.

We have recently implemented a new strategy in conjunction with our distributors to communicate directly with the end users.  This enables us to better understand the end users’ true needs and ties into our innovative strategy which is to sell products that best satisfy the end users requirements.

In 2003, we hired 5 additional sales personnel, increasing the sales team from 10 to 15, and although it has taken time to find, educate and train the new staff, 2003 results are indicating that this approach is starting to work. As we gain market share, we will invest in additional sales personnel.

Our current strategy is to not only grow our cleanroom business through our exclusive agreement with VWR Scientific Products, but to also focus on our other core businesses which include medical, dental, industrial safety and pet.  As part of our current strategy, emphasis is being placed on developing innovative products.

Our products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 11 major distributors, approximately 765 additional distributors, approximately 12 independent sales representatives and a sales force of 15 people.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel
* Shoecovers
* Headcovers
* Gowns
* Coveralls
* Lab Coats

Infection Control
* Face Masks
* Face Shields

Extended Care
* Unreal Lambskin
* Medi-Pads
* Hospital Pads
* Wheelchair accessories
* Bedrail Pads
* Knee and Elbow protectors

Consumer Products
* Pet Bedding
* Pet Toys

Disposable Protective Apparel

The Apparel division was established in 1994.  The products manufactured include many different styles of shoecovers, headcovers, gowns, coveralls, lab coats, and other miscellaneous products.  These are manufactured in Mexico and China.

Infection Control Products (Mask and Eye Shields)

Our facemasks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  Our Magic Arch ® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch ® feature is the “N-95 Particulate Respirator facemask” which was recommended by the Center for Disease Control to combat the spread of Severe Acute Respiratory Syndrome (SARS) during the outbreak of 2003.

The term “blow-by” is used to describe the potential for infectious material entering or escaping a facemask without going through the filter, as a result of gaps or openings in the face mask.

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

Extended Care Products

The Extended Care Division began with the our Unreal Lambskin® pressure sore and bed patient monitoring system product lines.  The Unreal Lambskin ® is used to prevent decubitus ulcers or bedsores on long term care patients.  The bed patient monitoring system offers nurses an alarm system that can tell when patients try to get out of bed.  This helps nursing and other extended and long term care facilities to comply with the Omnibus Reconciliation Act (OBRA) of 1987 mandate to work towards using no restraints to control residents or patients in these facilities.

Consumer Products

The Consumer Product Division uses our existing medical products and technologies for general consumer purposes.  The Unreal Lambskin ® is being packaged for the retail pet bed market and pet toys.

MARKETS

Our products are sold to the following markets: Disposable protective apparel as well as the Infection control products (masks and shields) are sold to the industrial market, cleanroom market, medical and dental markets; Unreal Lambskin and Medi-Pads are sold to the extended care market; Pet Bedding and Pet Toys are sold to the consumer market.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental distributors and the consumer market for pet products.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices. Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

DISTRIBUTION

We rely for the sale of our products primarily on a network of independent distributors which include the following:

*              VWR Scientific

*              Cardinal Healthcare

*              McKesson HBOC

*              Medline Industries

*              Blain Supply

*              Owens and Minor

*              Hagemeyer

*              Berkeley Medical Resources

*              Henry Schein, Inc.

*              Stauffer Glove & Safety

*              Patterson Dental

These eleven major United States distributors, to the best of our knowledge, all sell competing products.

Sales to our largest distributor, VWR Scientific, represented 54.8% of total sales for 2003, 63.2% for 2002, and 64.0% for 2001.

Our agreement with our largest distributor, which provides for exclusive distribution rights with respect to disposable apparel, mask and eye shields for sale to the industrial/cleanroom market place, is for a three-year period beginning on January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term.  The agreement was automatically renewed for a one-year term on January 1, 2004.  In order to retain such exclusivity, the distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year.  Since the beginning of its relationship with such supplier, the minimum requirement has been met each year.

The loss of this distributor would have a material adverse effect on our business.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  We anticipate no problem in fulfilling orders as they are placed.

MANUFACTURING

Our mask production facility is located in a 24,500 square foot building at 903 West Center Street, Bldg. E, North Salt Lake, Utah.  A new lease in a 34,500 square foot building at 236 North 2200 West, Salt Lake City, Utah has been signed and was effective February 1, 2004.

A 35,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used to manufacture our Extended Care products and consumer products including a line of pet beds and pet toys.

Our disposable protective apparel production is located in two facilities, a 60,000 sq. ft. facility located at 1287 Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping and a 30,000 sq. ft. facility located at Ave. Abolardo L. Rodriguez y Novena, Benjamin Hill, Sonora Mexico, which is used for sewing.

In 2001, we began subcontracting the manufacturing of some of our goods previously manufactured in Mexico to subcontractors in China.  These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in China using material supplied by us.

We have a material coating and automated shoecover facility of 36,000 square feet located at 2224 Cypress Street, Valdosta, Georgia.

We have multiple suppliers of the materials used to produce our products. In that regard, we currently have no problems, and do not anticipate any problems, with respect to the sources and availability of the materials needed to produce our products.  Our business is not subject to seasonal considerations.  It is necessary for us  to have adequate finished inventory in stock, and we generally maintains a two-to-three month supply of product.

COMPETITION

We face substantial competition from numerous companies, including some companies with greater marketing and financial resources.  Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc., and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA, Dupont and Allegiance Health Care.  In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the consumer products market, principal competitors include Flexmat Corporation and Lazy Pet Company.

Cardinal Health, Inc.and Medline Industries Inc. are distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products.  Our products are, however, subject to prescribed “good manufacturing practices” as defined by the FDA and our manufacturing facilities are inspected by the FDA every two years to assure compliance with such “good manufacturing practices.” We are marketing a N-95 Particulate Respirator facemask that meets the Occupational Safety and Health Administration (OSHA) respirator guidelines and which has been approved by the National Institute for Safety and Health (NIOSH).  This product is designed to help prevent the breathing in of the tuberculosis virus.

We do not anticipate that any federal, state or local provisions which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on the capital expenditures, earnings or competitive position of our business.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 14 United States patents relating to our MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, a United States design and process patent on the automated shoecover and a fluid impervious and non-slip fabric for our Aqua Trak shoecover.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also intend to rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 5 to 15 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 17, 2004, we had 178 employees, including 17 persons at our head office in Markham, Ontario, Canada; 28 persons at our facemask production facility in Salt Lake City, Utah, 18 persons at our Extended Care production facility in Janesville, Wisconsin; 29 persons at our cutting, warehouse and shipping facility in Nogales, Arizona; 52 at our sewing and shield assembly operation in Benjamin Hill, Mexico; 15 persons at our coating and automated shoecover facility in Valdosta, Georgia; 15 persons on our sales team, a 3 person marketing staff and 1 person in China.

None of our employees in the United States and Canada are subject to collective bargaining agreements.  However, a collective bargaining agreement with the Confederation of Mexican Workers, exists for our Mexican employees.  Benefits are reviewed annually by May and the 2003 agreement was signed with moderate benefit increases.  Wages are set by the Government of Mexico.  We consider our relations with the union and our employees to be good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the SEC.  These materials can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public  Reference  Room at the above  address.  Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, we provide electronic or paper copies of our filings free of charge upon request.

ITEM 2.  PROPERTIES

The Company’s Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly costs are $4,300 under a lease expiring February 28, 2006.  Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer, Lloyd Hoffman.

We manufacture our surgical face masks at 903 West Center Street, Building C, North Salt Lake, Utah.  The monthly rental is $6,500 for 24,500 square feet.  This lease expires on June 30, 2004.  A new lease at 236 North 2200 West, Salt Lake, Utah has been signed and is effective from February 1, 2004 to July 31, 2007.  The monthly rental will be $9,315 for 34,500 square feet and the first six months are free.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin.  These premises of 35,000 square feet are leased for $7,700 monthly.  The lease expires August 15, 2005.  Our line of extended care and consumer products is manufactured at this facility.

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

We believes that these arrangements are adequate for our present needs and that other premises, if required, are readily available.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the Amex were as follows:

		Low	High
2002	First Quarter	$0.80	$1.23
	Second Quarter	0.71	1.20
	Third Quarter	0.75	1.04
	Fourth Quarter	0.76	0.90

2003	First Quarter	$0.84	$1.71
	Second Quarter	1.35	3.20
	Third Quarter	1.16	1.98
	Fourth Quarter	1.60	2.55

2004	First Quarter	$2.13	$2.94
	(through February 25, 2004)

As of February 25, 2004 there were 408 shareholders of record, and approximately 3,400 beneficial owners.

Dividend Policy

The holders of the Company’s Common Shares are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof.  The Company has never declared nor paid any dividends on any of its Common Shares.  It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company.  Consequently, the Company has no intention to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Historical Statement of Operations Data

Sales	$26,961,000	$21,789,000	$21,727,000	$21,528,000	$20,621,000
Gross profit	13,660,000	10,523,000	9,086,000	8,892,000	7,985,000
Selling, general and administrative expenses	8,602,000	7,435,000	7,481,000	6,834,000	6,352,000
Depreciation and amortization	509,000	447,000	476,000	405,000	362,000
Gain on sale of assets	—	(3,000)	(98,000)	—	—
Interest expense (income)	20,000	24,000	21,000	(6,000)	124,000
Income before provision for income taxes	4,529,000	2,620,000	1,206,000	1,659,000	1,147,000

Provision for income taxes	1,518,000	955,000	420,000	199,000	18,000

Net income	$3,011,000	$1,665,000	$786,000	$1,460,000	$1,129,000

Basic net income per share	$0.13	$0.07	$0.03	$0.06	$0.05

Diluted net income per share	$0.13	$0.07	$0.03	$0.06	$0.05

Basic weighted average shares outstanding	22,517,683	23,263,451	23,812,587	24,049,774	24,110,722
Diluted weighted average shares outstanding	24,059,508	23,770,248	24,452,699	25,580,880	24,450,382

Historical Balance Sheet Data

Current assets	$12,756,000	$9,222,000	$8,124,000	$7,386,000	$7,161,000
Total assets	16,096,000	12,775,000	11,904,000	10,504,000	10,048,000
Current liabilities	2,495,000	2,172,000	1,679,000	1,571,000	2,783,000
Long-term liabilities	574,000	829,000	1,321,000	703,000	203,000
Shareholders' equity	13,027,000	9,774,000	8,904,000	8,230,000	7,062,000

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our selected five-year financial data, our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  We believe our critical accounting polices include the following:

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory.

Revenue Recognition: Sales are recognized when goods are shipped to customers, at which time title and risk of loss passes. Sales are reduced for anticipated sales returns, rebates and allowances.

Stock Based Compensation:  The Company has chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.

For additional information on our accounting policies, see Footnote 2 of the accompanying financial statements.

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

Our products are sold through three segments.  The Apparel segment, consisting of disposable protective apparel; the Mask and Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental distributors and the consumer market for pet products. Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices. Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

We have recently implemented a new strategy in conjunction with our distributors to communicate directly with the end users.  This enables us to better understand the end users true needs and ties into our innovative strategy which is to sell products that best satisfy the end users requirements.

In 2003, we hired five additional sales personnel, increasing the sales team from ten to fifteen, and although it has taken time to find, educate and train the new staff, 2003 results are indicating that this approach is starting to work. As we gain market share, we will invest in additional sales personnel.

The Company experienced 23.8% in revenue growth in 2003.  Net of SARS related sales, our core business grew approximately 7.7% in 2003 and our expectation is to see continued growth.

During 2003, we had approximately $3.5 million of non-core SARS related N-95 Mask and eye shield sales.  The Center for Disease Control (CDC) has recommended an N-95 respirator mask be used together with an eye shield to protect healthcare workers in the fight against the spread of the SARS virus. Although there is no way of knowing whether SARS will resurface later in 2004, we have positioned ourselves with inventories on hand and increased production capacity, in the event of a future outbreak.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Gross profit	50.7	48.3	41.8
Selling, general and administrative	31.9	34.1	34.4
Income from operations	16.9	12.1	5.2
Income before provision for income tax	16.8	12.0	5.6
Net income	11.2	7.6	3.6

Fiscal 2003 compared to Fiscal 2002

Alpha Pro Tech, Ltd. (“Alpha Pro Tech”, the “Company”, “we”, “our”, “us”) reported net income for the year ended December 31, 2003 of $3,011,000 as compared to $1,665,000 for the year ended December 31, 2002, representing an increase of $1,346,000 or 80.8%.  The increase is attributable to an increase in income before provision for income taxes of $1,909,000 as a result of an increase in sales, partially offset by an increase in income taxes of $563,000.

Sales.  Consolidated sales for the year ended December 31, 2003 increased to $26,961,000 from $21,789,000 for the year ended December 31, 2002, representing an increase of $5,172,000 or 23.7%. Approximately $3,500,000 of the sales increase is due to non-core SARS related N-95 mask and eye shield sales. We attribute approximately $1,500,000 of the increase in sales primarily to the pharmaceutical industry.   Excluding the increase in non-core sales related to SARS, our core business grew 7.7% for the year ended December 31, 2003 as compared to the same period in 2002.  Whether SARS will resurface is unknown, however even if it does not return, sales of the N-95 mask and other medical masks as well as, to a lesser extent, other protective products, are expected to grow due to heightened awareness of infection control procedures in health care institutions.

Sales for the Apparel Division for the year ended December 31, 2003 were $16,075,000 as compared to $14,797,000 for the same period of 2002.  The Apparel Division sales increase of $1,278,000 or 8.6% was primarily due to increased sales to the pharmaceutical industry, partially offset by decreased sales to the electronics industry which includes semiconductor and memory devices.  We began servicing the pharmaceutical industry in 2002, and management expects continued growth in this market segment.  Apparel sales are still being negatively impacted by the continued weakness in the electronics industry.

Mask and eye shield sales for the year ended December 31, 2003 increased by $4,119,000 or 84.5% to $8,993,000 from $4,874,000 in the same period of 2002.  The increase is primarily the result of an increase of approximately $3,500,000 in N-95 mask and eye shield sales related to non-core SARS sales.  Core mask and eye shield sales, which are distributed to the medical, dental and industrial markets, increased by approximately $600,000 or 12.7% for the year ended December 31, 2003 as compared to the same period of 2002.  While SARS related sales have decreased significantly since the end of the second quarter of 2003, we anticipate stronger than normal demand for the N-95 Particulate Respirator mask as well as other medical masks in the future due to an increased awareness of infection control precautions.

Sales from the our Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, decreased by $225,000 or 10.6% to $1,893,000 for the year ended December 31, 2003 from $2,118,000 for the year ended December 31, 2002.  The decrease of $225,000 in sales is primarily the result of a decrease in pet bed pad sales.

Cost of Goods Sold  Cost of goods sold, excluding depreciation and amortization, increased to $13,301,000 for the year ended December 31, 2003 from $11,266,000 for the same period in 2002.  Gross profit margin increased to 50.7% for the year ended December 31, 2003 from 48.3% for the same period in 2002.

The increase in gross profit margin for the year ended December 31, 2003 as compared to the same period in 2002 is due to an increase in the amount of products being manufactured in China and a greater percentage of mask and eye shield sales which yield higher gross profit margins.

Management expects that gross profit margins should continue to be strong over the next twelve months.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1,167,000 or 15.7% to $8,602,000 for the year ended December 31, 2003 from $7,435,000 for the year ended December 31, 2002.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.9% for the year ended December 31, 2003 from 34.1% for the same period in 2002.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $932,000, increased travel, marketing and commission expenses of $126,000, increased foreign exchange expense of $46,000, increased telecommunication and insurance expense of $40,000, increased credit card processing expense of $17,000, increased financing expense of $10,000, increased research and development testing expenditures of $8,000 and increased miscellaneous expenses of $3,000, partially offset by decreased professional fees and public company expenses of $6,000 and decreased rent and utilities of $9,000.

The increases in both payroll and travel related costs are largely due to the addition of sales and marketing personnel.  We have increased the sales team by five people to a total of fifteen people at December 31, 2003 as compared to ten people at December 31, 2002.  Management anticipates that the addition of these personnel will continue to yield improved sales results in the coming quarters.  The increase in payroll related costs is also due to an increase in the accrual for the executive bonus program which is equal to 10% of the pre-tax profits of the Company.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company.  A bonus of $500,000 has been accrued in 2003 as compared to $291,000 in 2002.

Depreciation and Amortization.  Depreciation and amortization expense increased by $62,000 to $509,000 for the year ended December 31, 2003 from $447,000 for the same period in 2002.  The increase is primarily attributable to mask machine and shoecover machine additions and the purchase of computer hardware and software.

Income from Operations.  Income from operations increased by $1,908,000 or 72.2%, to $4,549,000 for the year ended December 31, 2003 as compared to income from operations of $2,641,000 for the year ended December 31, 2002.  The increase in income from operations is due to an increase in gross profit of $3,137,000, partially offset by an increase in selling, general and administrative expenses of $1,167,000, and an increase in depreciation and amortization of $62,000.

Net Interest.  Net interest expense decreased by $4,000 to $20,000 for the year ended December 31, 2003 from net interest expense of $24,000 for the year ended December 31, 2002.  The decrease in net interest expense is primarily due to lower interest charges due to the Company being debt free since the second quarter of 2003.  Interest income decreased by $4,000, to $14,000 for the year ended December 31, 2003 from $18,000 in the same period of 2002.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2003 was $4,529,000 as compared to $2,620,000 for the year ended December 31, 2002, representing an increase of $1,909,000 or 72.9%.  This increase is attributable to an increase in gross profit of $3,137,000 and a decrease in net interest expense of $4,000; partially offset by an increase in selling, general and administrative expenses of $1,167,000, an increase in depreciation and amortization of $62,000 and an increase in other expenses of $3,000.

Provision for Income Taxes  The provision for income taxes for the year ended December 31, 2003 was $1,518,000 as compared to $955,000 for the year ended December 31,2002.  The increase in income taxes is due to higher income before provision for income taxes in 2003.  The effective tax rate is approximately 33.5% in 2003 compared to 36.5% in 2002.  See Note 9 to the consolidated financial statements.

Net Income.  Net income for the year ended December 31, 2003 was $3,011,000 compared to net income of $1,665,000 for the year ended December 31, 2002, an increase of $1,346,000 or 80.8%.  The net income increase of $1,346,000 is comprised of an increase in income from operations of $1,908,000 and a decrease in other expense of $1,000, partially offset by an increase in the provision for income taxes of $563,000.

Fiscal 2002 compared to Fiscal 2001

Alpha Pro Tech, Ltd reported net income for the year ended December 31, 2002 of $1,665,000 as compared to $786,000 for the year ended December 31, 2001, representing an increase of $879,000 or 111.8%.  The increase is attributable to an increase in income before provision for income taxes of $1,414,000, partially offset by an increase in income taxes of $535,000.

Sales  Consolidated sales for the year ended December 31, 2002 increased slightly to $21,789,000 from $21,727,000 for the year ended December 31, 2001, representing an increase of $62,000 or 0.3%.  We attribute the limited sales growth primarily to improved sales to the pharmaceutical market, offset by weakness in the medical market and the semiconductor clean room market.

Apparel sales for the year ended December 31, 2002 were $14,797,000 as compared to $14,403,000 for the same period of 2001.  The Apparel sales increase of $394,000 or 2.7% was due primarily to increased sales to new Industrial Safety distributors, partially offset by slightly lower sales to our largest Industrial Safety/Clean Room distributor.  Sales to this distributor continue to be negatively affected by a weak semiconductor clean room market.

Mask and eye shield sales for the year ended December 31, 2002 decreased by $303,000 or 5.9% to $4,874,000 as compared to $5,177,000 for the same period in 2001.  This is primarily the result of a decline in mask sales, partially offset by an increase in shield sales.

Sales from our Extended Care Unreal Lambskin® and other related products, which includes a line of pet beds, decreased by $29,000 or 1.4% to $2,118,000 for the year ended December 31, 2002 from $2,147,000 for the year ended December 31, 2001.  The decrease in sales is primarily the result of a decrease in medical fleece products, partially offset by an increase in pet bed sales.

Cost of Goods Sold Cost of goods sold, excluding depreciation and amortization, decreased to $11,266,000 for the year ended December 31, 2002 from $ 12,641,000 for the same period in 2001   Gross profit margin increased to 48.3% for the year ended December 31, 2002 from 41.8% for the same period in 2001, due to an increase in the amount of products being manufactured in China at a lower cost.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased slightly by $46,000 or 0.6% to $7,435,000 for the year ended December 31, 2002 from $7,481,000 for the year ended December 31, 2001.  As a percentage of net sales, selling, general and administrative expenses decreased to 34.1% for the year ended December 31, 2002 from 34.4% for the same period in 2001.

The decrease in selling, general and administrative expenses primarily consists of decreased employee compensation of $148,000, decreased travel, marketing and commission expenses of $164,000, decreased general office, telecommunication, and insurance of $73,000 and decreased other expenses of $8,000; partially offset by increased professional fees and public company expenses of $190,000 and increased executive bonus of $157,000, which is based on 10% of pre-tax profits of the Company.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the company.  A bonus of $291,000 has been accrued in 2002 as compared to $134,000 in 2001.

Depreciation and Amortization Depreciation and amortization expense decreased by $29,000 or 6.1% to $447,000 for the year ended December 31, 2002 from $476,000 for the same period in 2001.  The decrease is primarily attributable to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated amortization of goodwill effective January 1, 2002.

Income from OperationsIncome from operations increased by $1,512,000 or 133.9%, to $2,641,000 for the year ended December 31, 2002 as compared to income from operations of $1,129,000 for the year ended December 31, 2001.  The increase in income from operations is due to an increase in gross profit of $1,437,000, a decrease in selling, general and administrative expenses of $46,000 and a decrease in depreciation and amortization of $29,000.

Net Interest Net interest expense increased by $3,000 to $24,000 for the year ended December 31, 2002 from net interest expense of $21,000 for the year ended December 31, 2001, primarily due to decreased interest income, partially offset by lower interest rates and lower borrowings. Interest income decreased by $18,000 to $18,000 for the year ended December 31, 2002 from $36,000 in the same period of 2001 due to an overall decrease in interest rates.

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

Provision for Income Taxes The provision for income taxes for the year ended December 31, 2002 was $955,000, as compared to $420,000 for the year ended December 31, 2001.  The increase in income taxes is due to higher income in 2002.  The effective tax rate is approximately 36.5% in 2002 compared to 34% in 2001.  See Note 9 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of $3,427,000 and working capital of $10,261,000, an increase in working capital of $3,211,000 since December 31, 2002.  Cash increased $548,000 for the year ended December 31, 2003. The increase in our cash is primarily due to cash provided by operating activities, and cash proceeds from the exercise of stock options, partially offset by the purchase of property and equipment, payments on notes payable and the repurchase of common stock.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At December 31, 2003, the prime interest rate was 4.00%.  The line of credit expires in May 2004.  At December 31, 2003, our borrowing capacity on the line of credit was $2,554,000, which is based on a formula of accounts receivable and inventories. At December 31, 2003, we had not borrowed on our line of credit.  In addition, during 2003, we paid off the $415,000 balance on our term and equipment loans.  As of December 31, 2003, we do not have any debt

Net cash provided by operating activities decreased by $1,733,000 to $1,295,000 for the year ended December 31, 2003 as compared to $3,028,000 for the year ended December 31, 2002. The net decrease is primarily due to an increase in accounts receivable and inventories, partially offset by an increase in net income, accounts payable and accrued liabilities and depreciation and amortization.

Net cash used in investing activities was $317,000 and $177,000 for the years ended December 31, 2003 and 2002, respectively.  Our investing activities consisted primarily of expenditures for property and equipment of $370,000 and the purchase of intangible assets of $17,000 for the year ended December 31, 2003 compared to expenditures for property and equipment of $174,000 and purchases of intangible assets of $11,000 for the year ended December 31, 2002.  Our investing activities also consisted of proceeds from related party loans of $70,000 for the year ended December 31, 2003 as compared to $5,000 for the year ended December 31, 2002.

We expect to purchase approximately $500,000 of additional equipment in 2004.

In March 2003, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of our outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the year ended December 31, 2003, we bought back a total of 300,000 common shares at a cost of $287,000.  As of December 31, 2003, we have bought back a total of 2,108,800 common shares at a cost of $2,125,000 since the end of 1999.

Our cash used in financing activities was $430,000 and $1,344,000 for the years ended December 31, 2003 and 2002, respectively.   Our financing activities in 2003 consisted primarily of payments on our notes payable of $415,000 and payments of $287,000 for the repurchase of common stock, partially offset by cash proceeds of $272,000 from the exercise of stock options.  Our financing activities in 2002 consisted primarily of net payments on our notes payable of $540,000 and from payments of $802,000 for the repurchase of common stock.

As shown below, at December 31, 2003, our contractual cash obligations totaled approximately $1,158,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,158,000	$467,000	$599,000	$92,000	$—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$1,158,000	$467,000	$599,000	$92,000	$—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003.  The Company does not believe the adoption of SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

In 2002, the Emerging Issues Task Force issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).  EITF 02-16 addresses the accounting for cash consideration received from a vendor.  EITF 02-16 was first effective for transactions entered into after November 21, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7a.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manufacture some products in Mexico and subcontract the manufacture of some products in China.   Our results of operations could be negatively effected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

We do not expect any significant effect on our results of operations from inflationary or interest and currency rate fluctuations.  We do not hedge our interest rate or foreign exchange risks.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Auditors thereon are set forth under Item 15 (a) (1) of this Form 10-K.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 is presented below:

2003 Quarters

	1ST	2ND	3RD	4TH
Revenue	$5,355,000	$8,896,000	$6,642,000	$6,068,000
Gross Profit	2,726,000	4,776,000	3,218,000	2,940,000
Net Income	465,000	1,364,000	701,000	481,000
Basic and Diluted Income per Share	0.02	0.06	0.03	0.02

2002 Quarters

	1ST	2ND	3RD	4TH
Revenue	$5,314,000	$5,922,000	$5,119,000	$5,434,000
Gross Profit	2,425,000	3,071,000	2,533,000	2,494,000
Net Income	421,000	668,000	362,000	214,000
Basic and Diluted Income per Share	0.02	0.03	0.02	0.01

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period for the annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with Federal Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2003), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2004.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

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

ITEM 16.		Exhibits

(3)	(a)	Certificate of Incorporation dated February 17, 1983
	(b)	Certificate of Change of Name dated July 27, 1988
	(c)	Certificate of Change of Name dated July 4, 1989
	(d)	Memorandum
	(e)	Articles (equivalent to By-Laws)
	(f)	Certificate of Incorporation of Alpha Pro Tech, Ltd. dated June 15, 1994*
	(g)	Application for Certificate of Registration and Articles of Continuance- State of Wyoming - Filed June 24, 1994 *
	(h)	Certificate of Registration and Articles of Continuance of Secretary of State, State of Wyoming, dated June 24, 1994 *
	(i)	Certificate of Secretary of State of Wyoming dated June 24, 1995 *
	(j)	Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., dated June 24, 1994 *
	(k)	Article of Merger of BFD Industries, Inc., a Wyoming Corporation and Alpha Pro Tech, Ltd., a Delaware Corporation, effective July 1, 1994 *
	(l)	Certificate of Ownership and Merger which merges BFD Industries with and into Alpha Pro Tech, Ltd., a Delaware Corporation effective July 1, 1994 *

(4)	(a)	Form of Common Stock Certificate **

(10)	(a)	Form of Director’s Stock Option Agreement
	(b)	Form of Employee’s Stock Option Agreement
	(c)	Employment Agreement between the Company and Al Millar dated June, 1989
	(c)(i)	Employment Agreement between the Company and Donald E. Bennett, Jr. **
	(c)(ii)	Employment Agreement between the Company and Michael Scheerer ***

(d)

Lease Agreement between White Dairy Company, Inc. and the Company for lease of the premises situated at 2724-7th Avenue South, Birmingham, Alabama, 35233, dated March 1990 and amendment thereto dated April, 1990

(e)	BFD Industries Limited Partnership Agreement between 881216 Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
(f)	Asset Purchase Agreement between the Company and the BFD Industries Limited Partnership dated May 17, 1990
(g)	Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
(h)	Professional Services Agreement between the Company and Quanta Corporation dated September, 1991
(i)	Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
(j)	National Account Marketing Agreement between the Company and National Contracts, Inc. dated October 7, 1991
(k)	Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991

(l)	Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
(m)	Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
(n)	Group Purchasing Agreement between the Company and Magnet, Inc.
(o)	Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.
(p)	VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****
(q)	Business Relationship/Confidentially Agreement between the Company and McDonald’s Corporation dated February 1, 2000 and First Amendment thereto *****

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

ALPHA PRO TECH, LTD.

DATE:	February 25, 2004	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	February 25, 2004	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on February 25, 2004.

/s/ Donald E. Bennett Jr.
Donald E. Bennett, Jr. Director

/s/ Sheldon Hoffman
Sheldon Hoffman, Director

/s/ Robert H. Isaly
Robert H. Isaly, Director

/s/ Alexander W. Millar
Alexander W. Millar, Director

/s/ Dr. John Ritota
Dr. John Ritota, Director

/s/ Russ Manock
Russ Manock, Director

EXHIBIT 31.1

Certification Under Exchange Act Rules 13a – 14(b) and 15d – 14(b)

I, Sheldon Hoffman, certify that:

1.             I have reviewed this annual report on Form 10-K of Alpha Pro Tech, Ltd;

2.                                       Based on my knowledge, this  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)  for the registrant and have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                                     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

c)                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)                                     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE:	February 25, 2004	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

EXHIBIT 31.2

Certification Under Exchange Act Rules 13a – 14(b) and 15d – 14(b)

I, Lloyd Hoffman, certify that:

1.             I have reviewed this annual report on Form 10-K of Alpha Pro Tech, Ltd;

2.                                       Based on my knowledge, this  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)  for the registrant and have:

a)                                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                                     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

c)                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)                                     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE:	February 25, 2004	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer and Senior Vice President

EXHIBIT 32.1

Alpha Pro Tech, Ltd
CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Annual Report of Alpha Pro Tech, Ltd on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sheldon Hoffman Chief Executive Officer of the company, certify, pursuant to 10 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:	March 2, 2004	BY	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

EXHIBIT 32.2

Alpha Pro Tech, Ltd
CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Annual Report of Alpha Pro Tech, Ltd on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lloyd Hoffman Chief Financial Officer of the company, certify, pursuant to 10 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE:	March 2, 2004	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Alpha Pro Tech, Ltd.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of

Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 20, 2004

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,427,000	$2,879,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 and $37,000 at December 31, 2003 and 2002, respectively	2,707,000	2,286,000
Inventories, net	6,015,000	3,358,000
Prepaid expenses and other current assets	245,000	334,000
Deferred income taxes	362,000	365,000
Total current assets	12,756,000	9,222,000

Property and equipment, net	3,166,000	3,283,000
Goodwill, net	55,000	55,000
Intangible assets, net	119,000	124,000
Notes receivable and other assets	—	91,000
Total assets	$16,096,000	$12,775,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$956,000	$453,000
Accrued liabilities	1,539,000	1,592,000
Notes payable, current portion	—	127,000
Total current liabilities	2,495,000	2,172,000

Notes payable, less current portion	—	288,000
Deferred income taxes	574,000	541,000
Total liabilities	3,069,000	3,001,000

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,727,907 and 22,625,907 issued and outstanding at December 31, 2003 and 2002, respectively	227,000	226,000
Additional paid-in capital	23,375,000	23,134,000
Accumulated deficit	(10,575,000)	(13,586,000)
Total shareholders’ equity	13,027,000	9,774,000
Total liabilities and shareholders’ equity	$16,096,000	$12,775,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001

Sales	$26,961,000	$21,789,000	$21,727,000

Cost of goods sold, excluding depreciation and amortization shown below	13,301,000	11,266,000	12,641,000

Gross profit	13,660,000	10,523,000	9,086,000

Expenses:
Selling, general and administrative	8,602,000	7,435,000	7,481,000
Depreciation and amortization	509,000	447,000	476,000

Income from operations	4,549,000	2,641,000	1,129,000

Other income (expense)
Gain on sale of assets	—	3,000	98,000
Interest, net	(20,000)	(24,000)	(21,000)

Income before provision for income taxes	4,529,000	2,620,000	1,206,000

Provision for income taxes	1,518,000	955,000	420,000

Net income	$3,011,000	$1,665,000	$786,000

Basic income per share	$0.13	$0.07	$0.03

Diluted income per share	$0.13	$0.07	$0.03

Basic weighted average shares outstanding	22,517,683	23,263,451	23,812,587

Diluted weighted average shares outstanding	24,059,508	23,770,248	24,452,699

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2000	23,942,516	$239,000	$24,028,000	$(16,037,000)	$8,230,000

Options exercised	76,000	1,000	57,000	—	58,000
Common stock repurchased	(471,707)	(5,000)	(501,000)	—	(506,000)
Income tax benefit from stock options exercised	—	—	336,000	—	336,000
Net income	—	—	—	786,000	786,000

Balance at December 31, 2001	23,546,809	235,000	23,920,000	(15,251,000)	8,904,000

Options exercised	10,000	—	7,000	—	7,000
Common stock repurchased	(930,902)	(9,000)	(793,000)	—	(802,000)
Net income	—	—	—	1,665,000	1,665,000

Balance at December 31, 2002	22,625,907	226,000	23,134,000	(13,586,000)	9,774,000

Options exercised	402,000	4,000	268,000	—	272,000
Common stock repurchased	(300,000)	(3,000)	(284,000)	—	(287,000)
Income tax benefit from stock options exercised	—	—	257,000	—	257,000
Net income	—	—	—	3,011,000	3,011,000

Balance at December 31, 2003	22,727,907	$227,000	$23,375,000	$(10,575,000)	$13,027,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$3,011,000	$1,665,000	$786,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	509,000	447,000	476,000
Gain on sale of assets	—	(3,000)	(98,000)
Deferred taxes	36,000	92,000	(6,000)
Income tax benefit from stock options exercised	257,000	—	336,000
Changes in assets and liabilities:
Accounts receivable	(421,000)	(98,000)	1,171,000
Inventories	(2,657,000)	223,000	(1,182,000)
Prepaid expenses and other assets	110,000	142,000	(209,000)
Accounts payable and accrued liabilities	450,000	560,000	86,000

Net cash provided by operating activities	1,295,000	3,028,000	1,360,000

Cash flows from investing activities:
Payments for/proceeds from related party loans	70,000	5,000	(55,000)
Purchase of property and equipment	(370,000)	(174,000)	(1,143,000)
Proceeds from sale of assets	—	3,000	113,000
Purchase of intangible assets	(17,000)	(11,000)	(15,000)

Net cash used in investing activities	(317,000)	(177,000)	(1,100,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	272,000	7,000	58,000
Payments for the repurchase of common stock	(287,000)	(802,000)	(506,000)
Proceeds from notes payable	—	473,000	820,000
Payments on notes payable	(415,000)	(1,013,000)	(359,000)
Principal payments on capital leases	—	(9,000)	(32,000)

Net cash used in financing activities	(430,000)	(1,344,000)	(19,000)

Increase in cash and cash equivalents	548,000	1,507,000	241,000

Cash and cash equivalents, beginning of period	2,879,000	1,372,000	1,131,000

Cash and cash equivalents, end of period	$3,427,000	$2,879,000	$1,372,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,000	$42,000	$52,000

Cash paid for income taxes	$1,481,000	$65,000	$163,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.      The Company

Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a variety of disposable mask, shield, shoecover and apparel products and woundcare (fleece) products.  Most of the Company’s disposable apparel, mask and shield products and woundcare products are distributed to medical, dental, industrial and clean room markets, predominantly in the United States of America.

2.      Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc. (APT), as well as APT’s wholly-owned subsidiary, DPI De Mexico (DPI).  All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings	25 years
Machinery and equipment	5-15 years
Office furniture and equipment	2-7 years
Leasehold improvements	4-6 years

Expenditures for renewals and betterments are capitalized whereas costs of maintenance and repairs are charged to operations in the period incurred.

Intangible assets

The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill is not amortized, but rather is tested for impairment (Note 5).  Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 8-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2003, 2002 and 2001.

Revenue recognition

Sales are recognized when goods are shipped to customers, at which time title and risk of loss passes. Sales are reduced for anticipated sales returns, rebates and allowances.

Shipping and Handling Costs

The costs of shipping product to distributors are classified in cost of goods sold.

Stock Based Compensation

The Company accounts for stock options granted to employees and directors under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The Company’s stock option plans are described more fully in Note 8.  No stock-based employee compensation is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

	For the Year Ended December 31,
	2003	2002	2001

Net income, as reported	$3,011,000	$1,665,000	$786,000
Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(5,000)	(336,000)	(281,000)

Pro forma net income	$3,006,000	$1,329,000	$505,000

Net income per share:
Basic - as reported	$0.13	$0.07	$0.03
Basic - pro forma	0.13	0.06	0.02
Diluted - as reported	0.13	0.07	0.03
Diluted - pro forma	0.12	0.06	0.02

Income Taxes

The Company accounts for income taxes in accordance with SFAS No.109, Accounting for Income Taxes.  This statement requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Year Ended December 31,
	2003	2002	2001

Net income (Numerator)	$3,011,000	$1,665,000	$786,000

Shares (Denominator):
Basic weighted average shares outstanding	22,517,683	23,263,451	23,812,587
Add: Dilutive effect of stock options and warrants	1,541,825	506,797	640,112

Diluted weighted average shares outstanding	24,059,508	23,770,248	24,452,699

Net income per share:
Basic	$0.13	$0.07	$0.03
Diluted	$0.13	$0.07	$0.03

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2003, 2002, and 2001.

Reclassifications

Certain 2002 and 2001 balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on total assets, total liabilities, shareholders’ equity or net income.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2003, 2002, and 2001.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2003, 2002, and 2001.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair value of financial instruments

The fair value of financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable, approximate their respective book values at December 31, 2003 and 2002.

New accounting standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not believe the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003.  The Company does not believe the adoption of SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

In 2002, the Emerging Issues Task Force issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”).  EITF 02-16 addresses the accounting for cash consideration received from a vendor.  EITF 02-16 was first effective for transactions entered into after November 21, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.      Inventories

Inventories consist of the following:

	December 31,
	2003	2002

Raw materials	$3,174,000	$1,751,000
Work in process	44,000	85,000
Finished goods	3,183,000	1,854,000
	6,401,000	3,690,000
Less reserve for slow-moving, obsolete or unusable inventory	(386,000)	(332,000)

	$6,015,000	$3,358,000

4.      Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002

Buildings	$355,000	$355,000
Machinery and equipment	4,912,000	4,650,000
Office furniture and equipment	831,000	727,000
Leasehold improvements	141,000	137,000

	6,239,000	5,869,000
Less accumulated depreciation and amortization	(3,073,000)	(2,586,000)

	$3,166,000	$3,283,000

Depreciation and amortization expense of property and equipment was $487,000, $426,000 and $396,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.      Goodwill and Intangible Assets

Goodwill: The Company adopted SFAS 142 effective January 1, 2002.  In accordance with the requirements of SFAS 142, goodwill is no longer amortized, but is subject to an annual impairment test.  The transitional and annual impairment tests have been completed and did not result in an impairment charge.

Intangible Assets: Intangible assets, consisting of patents and trademarks, will continue to be amortized over their useful lives.  The carrying amount of intangible assets is as follows:

		December 31, 2003			December 31, 2002
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	9.1	$220,000	$(101,000)	$119,000	$203,000	$(79,000)	$124,000

Amortization expense of intangible assets was $22,000, $21,000, and $80,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,

2004	$22,000
2005	22,000
2006	22,000
2007	22,000
2008	22,000
After 2008	9,000
$119,000

The following table presents what reported net income and earnings per share would have been for the year ended December 31, 2001, had goodwill not been amortized under SFAS 142:

		For the Year Ended December 31, 2001

Reported net income		$786,000
Add back:	Goodwill amortization, net of tax of $9,000	17,000
Adjusted net income		$803,000

Basic income per share:
Reported net income per share		$0.03
Add back:	Goodwill amortization, net of tax of $9,000	—
Adjusted net income per share		$0.03

Diluted income per share:
Reported net income per share		$0.03
Add back:	Goodwill amortization, net of tax of $9,000	—
Adjusted net income per share		$0.03

6.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002

Payroll expenses	$148,000	$135,000
Bonuses payable	737,000	434,000
Accrued rebates and other	174,000	287,000
Income taxes payable	480,000	736,000

	$1,539,000	$1,592,000

7.      Notes Payable

In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender.  The facility has been subsequently extended until May 15, 2004.  The Company intends to renew this facility.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.

During the year ended December 31, 2003, the Company did not borrow on its line of credit.  The Company’s borrowing capacity on the line of credit was $2,554,999 and $2,438,000 at December 31, 2003 and 2002, respectively.  The credit facility bears interest at prime plus 0.5%, (4.50% and 4.75% at December 31, 2003 and 2002, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment, and 66.67% of the issued and outstanding shares of DPI.  Under the terms of the facility, the Company pays a 0.5% loan fee annually.

In 2003, the Company paid off the $415,000 remaining on its term note and equipment loans. As of December 31, 2003, the Company does not have any debt.

8.      Shareholders’ Equity

Warrant activity

For each of the three years ended December 31, 2003, the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share.  No warrants have been exercised during the three years ended December 31, 2003.  All warrants expire on July 1, 2004.

Option activity

During 1993, the Company adopted stock option plans for employees and directors of the Company.  In the aggregate, as of December 31, 2003 4.8 million options were reserved for issuance under these plans and approximately 4.3 million options have been granted.  Option plan grants vest immediately and expire no later than the fifth anniversary of the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes the option activity for the three years ended December 31, 2003:

	Shares	Weighted Average Exercise Price Per Option

Options outstanding, December 31, 2000	3,262,000	$0.87
Granted to employees and directors	1,008,000	$1.01
Exercised	(85,000)	$0.76
Canceled/Expired/Forfeited	(688,000)	$0.97

Options outstanding, December 31, 2001	3,497,000	$0.89
Granted to employees and directors	1,510,000	$0.83
Exercised	(10,000)	$0.67
Canceled/Expired/Forfeited	(1,141,000)	$0.79

Options outstanding, December 31, 2002	3,856,000	$0.90
Granted to employeesand directors	10,000	$1.63
Exercised	(402,000)	$0.68
Canceled/Expired/Forfeited	—	—

Options outstanding, December 31, 2003	3,464,000	$0.93

All options are fully exercisable.

The following summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding
Exercise Price	Shares	Average Price	Average Term Remaining

$0.49 to $0.75	370,000	$0.49	0.03
$0.76 to $0.99	2,029,000	$0.86	3.22
$1.00 to $1.48	1,065,000	$1.23	1.58
	3,464,000	$0.93	2.50

The fair value of stock-based awards to employees/directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001

Risk-free interest rate	1.75%	2.72-4.69%	3.87-4.64%
Expected life	2.5 years	5 years	5 years
Expected volatility	84%	80%	87%
Expected dividend yield	0%	0%	0%

The weighted-average grant date fair values of employee/director options granted during the years ended December 31, 2003, 2002 and 2001 were $0.83, $0.34 and $0.46, respectively.

9.      Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2003	2002	2001

Current	$1,482,000	$863,000	$426,000
Deferred	36,000	92,000	(6,000)

	$1,518,000	$955,000	$420,000

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2003	2002

Inventory reserve	$131,000	$113,000
Intangible assets	89,000	71,000
Alternative minimum tax credits	14,000	16,000
Other	128,000	165,000
Gross deferred tax assets	362,000	365,000

Property and Equipment	(566,000)	(476,000)
State income taxes	(8,000)	(21,000)
Other	—	(44,000)

Gross deferred tax liabilities	(574,000)	(541,000)

Net deferred tax liability	$(212,000)	$(176,000)

The net deferred tax liability is reflected in the consolidated balance sheets as follows:

	December 31,
	2003	2002

Current deferred tax asset	$362,000	$365,000
Long-term deferred tax liability	(574,000)	(541,000)

	$(212,000)	$(176,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2003	2002	2001
Income taxes based on US statutory rate (34%)	$1,540,000	$891,000	$410,000
Non-deductible meals and entertainment	15,000	11,000	13,000
Foreign tax credits	(51,000)	(29,000)	—
State taxes	146,000	93,000	28,000
Other	(132,000)	(11,000)	(31,000)

	$1,518,000	$955,000	$420,000

10.   Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through July 31, 2007.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Year Ending December 31,	Operating Leases

2004	$467,000
2005	449,000
2006	150,000
2007	89,000
2008	3,000
Future minimum lease payments	$1,158,000

Total rent expense incurred by the Company under operating leases for the years ended December 31,         2003, 2002 and 2001 was $568,000, $593,000 and $637,000,  respectively.  A new lease in Salt Lake City, Utah has been signed and is effective February 1, 2004 which is reflected in the schedule above.

11.    Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations The Company contributes 0.5% for those employees contributing 1% of their gross earnings and contributes 1% for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $21,000, $22,000 and $21,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company.  Bonuses of $500,000, $291,000, and $134,000 were accrued for the years ended December 31, 2003, 2002 and 2001, respectively.

12. Activity of Business Segments

The Company operates through three segments: Apparel, consisting of a complete line of disposable clothing such as overalls, frocks, lab coats, hoods, bouffant caps, and shoecovers (including the Aqua Track and spunbond shoecovers); Mask and shields, consisting principally of medical, dental and industrial masks and eye shields; and extended care, consisting principally of fleece and other related products which includes a line of pet beds.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment:

	Year Ended December 31,
	2003	2002	2001

Apparel	$16,075,000	$14,797,000	$14,403,000
Mask and shield	8,993,000	4,874,000	5,177,000
Extended care	1,893,000	2,118,000	2,147,000

Consolidated total net sales	$26,961,000	$21,789,000	$21,727,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2003	2002	2001

Apparel	$5,104,000	$4,638,000	$2,948,000
Mask and shield	4,245,000	1,698,000	1,302,000
Extended care	302,000	399,000	424,000
Total segment income	9,651,000	6,735,000	4,674,000

Unallocated corporate overhead expenses	(5,122,000)	(4,115,000)	(3,468,000)
Provision for income taxes	(1,518,000)	(955,000)	(420,000)
Consolidated net income	$3,011,000	$1,665,000	$786,000

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2003	2002	2001

Sales by region
United States	$23,968,000	$20,556,000	$20,706,000
International	2,993,000	1,233,000	1,021,000

Consolidated total sales	$26,961,000	$21,789,000	$21,727,000

Long-lived assets by region
United States	$3,165,000	$3,254,000	$3,455,000
International	175,000	208,000	269,000

Consolidated total long-lived assets	$3,340,000	$3,462,000	$3,724,000

Sales by region are based on the countries in which the customers are located.  For the years ended December 31, 2003, 2002 and 2001, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

13.    Concentration of Credit Risk

The Company maintains it cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

The Company sells significant amounts of product to a large distributor on credit terms. The agreement with this distributor, which provides for exclusive distribution rights with respect to disposable apparel, mask and eye shields for sale to the Industrial/Cleanroom market place, is for a three-year period from January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term.  The agreement was automatically renewed for a one-year term on January 1, 2004.  In order to retain such exclusivity, the distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year.  Since the beginning of the Company’s relationship with such supplier, the minimum requirement has been met each year. Net sales to this distributor were 54.8%, 63.2%, and 64.0% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively.  Accounts receivable from this distributor represented 70.5% and 65.4% of total accounts receivable at December 31, 2003 and 2002, respectively.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

Alpha Pro Tech, Ltd. And Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended December 31, 2003

Allowance for doubtful accounts	$37,000	$32,000	$—	—	$69,000

Reserve for slow moving, obsolete or unusable inventory	$332,000	$54,000	$—	$—	$386,000

Year Ended December 31, 2002

Allowance for doubtful accounts	$34,000	$12,000	$—	$(9,000)	$37,000

Reserve for slow moving, obsolete or unusable inventory	$312,000	$20,000	$—	$—	$332,000

Year Ended December 31, 2001

Allowance for doubtful accounts	$32,000	$27,000	$—	$(25,000)	$34,000

Reserve for slow moving, obsolete or unusable inventory	$305,000	$7,000	$—	$—	$312,000