Form 10-K/A
period 2003-12-31
ALPHA PRO TECH LTD
filed 2004-04-29
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number - 019893

ALPHA PRO TECH, LTD.

(exact name of registrant as specified in its charter)

Delaware	63-1009183_
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

60 Centurian Drive, Suite 112,
Markham, Ontario	L3R 9R2
Address of principal offices	Zip Code

Registrant’s telephone number including area code: 905-479-0654

Securities registered pursuant to Section 12(g) of the Act:

Common Shares Par Value $.01 Per Share
(Title of Class)

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

                3. Exhibits

                (10)  (r)       Alpha Pro Tech, LTD. Code of Business Conduct and Ethics filed herewith

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has fully caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                ALPHA PRO TECH, LTD.

DATE:	April 29, 2004	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	April 29, 2004	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President