Form 10-Q
period 2004-03-31
ALPHA PRO TECH LTD
filed 2004-04-30
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

Yes   ☒  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  April 27, 2004.

23,134,907 Shares of Common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - March 31, 2004 and December 31, 2003

	b)	Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003

	c)	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2004

	d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Standards

Cautionary Statements Regarding Forward-Looking Information

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

	Exhibit 31.1:	Certification by CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 31.2:	Certification by CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

	Exhibit 32.2:	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

We have prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2004 with the same period in 2003.

Alpha Pro Tech, Ltd.

                                                                                                CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets (Unaudited)

	March 31, 2004	December 31, 2003 (1)

Assets
Current assets:
Cash and cash equivalents	$2,800,000	$3,427,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 at March 31, 2004 and December 31, 2003	3,077,000	2,707,000
Inventories, net	5,757,000	6,015,000
Prepaid expenses and other current assets	227,000	245,000
Deferred income taxes	362,000	362,000
Total current assets	12,223,000	12,756,000

Property and equipment, net	3,085,000	3,166,000
Goodwill	55,000	55,000
Intangible assets, net	127,000	119,000
Total assets	$15,490,000	$16,096,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	659,000	$956,000
Accrued liabilities	538,000	1,539,000
Total current liabilities	1,197,000	2,495,000

Deferred income taxes	574,000	574,000
Total liabilities	1,771,000	3,069,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,134,907 and 22,727,907 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	231,000	227,000
Additional paid-in capital	23,596,000	23,375,000
Accumulated deficit	(10,108,000)	(10,575,000)
Total shareholders’ equity	13,719,000	13,027,000
Total liabilities and shareholders’ equity	$15,490,000	$16,096,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2003 has been prepared using information form the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Sales	$5,853,000	$5,356,000

Cost of goods sold, excluding depreciation and amortization	2,863,000	2,630,000

Gross margin	2,990,000	2,726,000

Expenses:
Selling, general and administrative	2,115,000	1,867,000
Depreciation and amortization	132,000	120,000

Income from operations	743,000	739,000

Interest, net	1,000	(1,000)

Income before provision for income taxes	742,000	740,000

Provision for income taxes	275,000	275,000

Net income	$467,000	$465,000

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Basic weighted average shares outstanding	23,106,731	22,500,134

Diluted weighted average shares outstanding	24,891,891	23,012,139

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2003	22,727,907	$227,000	$23,375,000	$(10,575,000)	$13,027,000
Options exercised	417,000	4,000	244,000	—	248,000
Common stock repurchased	(10,000)	—	(23,000)	—	(23,000)
Net income				467,000	467,000
Balance at March 31, 2004	23,134,907	$231,000	$23,596,000	$(10,108,000)	$13,719,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$467,000	$465,000
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	132,000	120,000
Changes in assets and liabilities:
Accounts receivable, net	(370,000)	(258,000)
Inventories, net	258,000	(622,000)
Prepaid expenses and other current assets	18,000	38,000
Accounts payable and accrued liabilities	(1,298,000)	195,000

Net cash used in operating activities:	(793,000)	(62,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(44,000)	(49,000)
Purchase of intangible assets	(15,000)	—

Net cash used in investing activities	(59,000)	(49,000)

Cash Flows From Financing Activities:
Payments on notes payable	—	(45,000)
Proceeds from the exercise of stock options	248,000	—
Payments for the repurchase of common stock	(23,000)	(274,000)
Net cash provided by (used in) financing activities	225,000	(319,000)

Decrease in cash during the period	(627,000)	(430,000)

Cash and cash equivalents, beginning of period	$3,427,000	$2,879,000
Cash and cash equivalents, end of period	$2,800,000	$2,449,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was extracted from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.  Such reclassifications had no effect on total assets, total liabilities, shareholders’ equity or net income.

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

The Company accounts for stock options granted using Accounting Principles Board (“APB”) Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income and net income per common share would have changed to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
Net income, as reported	$467,000	$465,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	—	—

Pro forma net income	$467,000	$465,000

Net income per share:
Basic - as reported	$0.02	$0.02
Basic - pro forma	0.02	0.02
Diluted – as reported	0.02	0.02
Diluted - pro forma	0.02	0.02

4.                                      New Accounting Standards

The Company has reviewed all recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Alpha Pro Tech.  Based on that review, Alpha Pro Tech does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures. .

5.                                      Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$3,432,000	$3,174,000
Work in process	46,000	44,000
Finished goods	2,665,000	3,183,000
	6,143,000	6,401,000
Less reserve for slow-moving, obsolete or unusable inventory	(386,000)	(386,000)
	$5,757,000	$6,015,000

6.                                      Accrued Liabilities

The following table represents the components of accrued liabilities.

	March 31, 2004	December 31, 2003
Income taxes payable	$49,000	$480,000
Bonuses payable	105,000	737,000
Accrued payroll	227,000	148,000
Accrued rebates and other	157,000	174,000
	$538,000	$1,539,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three Months Ended March 31,
	2004	2003
Net income (Numerator)	$467,000	$465,000
Shares (Denominator):
Basic weighted average shares outstanding	23,106,731	22,500,134
Add: Dilutive effect of stock options and warrants	1,785,160	512,005
Diluted weighted average shares outstanding	24,891,891	23,012,139
Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

8.                                      Activity of Business Segments

The Company operates through three segments:  Apparel, consisting of a complete line of disposable clothing such as coveralls, frocks, lab coats, hoods, bouffant caps and shoe covers; Mask and shields, consisting principally of medical, dental and industrial masks and eye shields; and Extended Care, consisting principally of fleece and other related products which includes a line of pet beds.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2003.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003

Apparel	$4,092,000	$3,470,000
Mask and shield	1,216,000	1,337,000
Extended care	545,000	549,000

Consolidated total net sales	$5,853,000	$5,356,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003

Apparel	$1,559,000	$1,009,000
Mask and shield	399,000	545,000
Extended care	96,000	105,000

Total segment income	2,054,000	1,659,000
Unallocated corporate overhead expenses	(1,312,000)	(919,000)
Provision for income taxes	(275,000)	(275,000)

Consolidated net income	$467,000	$465,000

ITEM 5                                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental markets. Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities such as hospitals, laboratories and dental offices. Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

We are committed to growing the sales line in our core business.  In order to achieve our sales growth objectives, we have initiated two strategies.  One key strategy is based upon our innovative initiatives.  We provide innovative solutions by selling products to our end users that best satisfy the end users’ requirements.  Our strategy of communicating directly with the end users in conjunction with our distributors enables us to better understand the end users true needs and therefore provide innovative products.

Our second key growth strategy is investing in sales and marketing.  During 2003 we increased our sales team by five to fifteen.   Although it takes time for new salespersons to achieve their potential, we are starting to experience some positive results and expect sales growth to improve in the coming quarters.  As we gain market share, we will invest in additional sales personnel.

In the first quarter of 2004, we experienced sales growth of 9.3%.  Gross profit remained strong at 51.1% and net income was flat at $467,000.  Net income was flat primarily due to higher sales and marketing expenses.  We believe that we have developed a solid sales team and that our core business sales growth will improve.

RESULTS OF OPERATIONS

Three months ended March 31, 2004, compared to the three months ended March 31, 2003

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported net income for the quarter ended March 31, 2004 of $467,000 as compared to $465,000 for the quarter ended March 31, 2003, representing an increase of $2,000 or 0.4%.  The increase is attributable to an increase in gross profit of $264,000, partially offset by an increase in selling, general and administrative expenses of $248,000, an increase in depreciation and amortization of $12,000 and an increase in net interest expense of $2,000.

Sales.  Consolidated sales for the quarter ended March 31, 2004 increased to $5,853,000 from $5,356,000 for the quarter ended March 31, 2003, representing an increase of $497,000 or 9.3%.  We attribute the increase primarily to sales to the Pharmaceutical industry and to a lesser extent sales to the industrial safety industry.

Sales for the Apparel Division for the quarter ended March 31, 2004 were $4,092,000 compared to $3,470,000 for the same period of 2003, an increase of $622,000 or 17.9%.   The Apparel Division sales increase is due to higher sales to the pharmaceutical industry and to a lesser extent sales to the industrial safety industry.  We expect long-term growth as we gain a stronger foothold in the pharmaceutical market segment.

Mask and shield sales for the quarter ended March 31, 2004 decreased by $121,000 or 9.1% to $1,216,000 from $1,337,000 in the same period of 2003.  The decrease is primarily the result of higher than normal sales of the N-95 Particulate Respirator mask sales in the first quarter of 2003 related to the initial stages of the SARS outbreak.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, decreased by $4,000 or 0.7% to $545,000 for the quarter ended March 31, 2004 from $549,000 for the quarter ended March 31, 2003.  The slight decrease of $4,000 in sales is primarily the result of a decrease in medical pad sales, partially offset by an increase in pet bed sales.

Cost of Goods Sold.  Cost of goods sold, excluding depreciation and amortization, increased to $2,863,000 for the quarter ended March 31, 2004 from $2,630,000 for the same period in 2003.  Gross profit margin increased to 51.1% for the quarter ended March 31, 2004 from 50.9% for the same period in 2003.  Management expects that gross profit margins should remain at this level for the balance of 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $248,000 or 13.3% to $2,115,000 for the quarter ended March 31, 2004 from $1,867,000 for the quarter ended March 31, 2003.  As a percentage of net sales, selling, general and administrative expenses increased to 36.1% in the quarter ended March 31, 2004 from 34.9% for the same period in 2003.  The increase in selling, general and administrative expenses primarily consists of increased payroll related costs of $128,000, increased travel, marketing and commission expenses of $58,000, increased rent and utilities expense of $32,000, increased office supplies of $25,000, increased telecommunication and insurance expense of $12,000 and increased foreign exchange loss of $44,000, partially offset by decreased professional fees and public company expenses of $37,000 and decreased miscellaneous expenses of $14,000.

Of the $248,000 increase in selling, general and administrative expenses, 64.9% relates to increased sales and marketing expenses. Total sales and marketing expenses were up $161,000 in the first quarter of 2004 as compared to the same period in 2003.  We anticipate that these additional costs will yield improved sales results in the coming quarters.

Depreciation and Amortization.  Depreciation and amortization expense increased by $12,000 to $132,000 for the quarter ended March 31, 2004 from $120,000 for the same period in 2003.  The increase is primarily attributable to mask machine additions and the purchase of computer equipment in 2004 and late 2003.

Income from Operations.  Income from operations increased slightly by $4,000 or 0.5%, to $743,000 for the quarter ended March 31, 2004 as compared to income from operations of $739,000 for the quarter ended March 31, 2003.  The increase in income from operations is due to an increase in gross profit of $264,000, partially offset by an increase in selling, general and administrative expenses of $248,000, and an increase in depreciation and amortization of $12,000.

Net Interest.  Net interest expense increased by $2,000 to interest expense of $1,000 for the quarter ended March 31, 2004 from net interest income of $1,000 for the quarter ended March 31, 2003.  The increase in net interest expense is primarily due to lower interest income, partially offset by lower interest expense due to the Company being debt free since the second quarter of 2003.  Interest income decreased by $10,000, to $1,000 for the quarter ended March 31, 2004 from $11,000 in the same period of 2003.  Interest expense decreased by $8,000, to $2,000 for the quarter ended March 31, 2004 from $10,000 in the same period of 2003.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended March 31, 2004 was $742,000 as compared to $740,000 for the quarter ended March 31, 2003, representing an increase of $2,000 or 0.3%.  This increase is attributable primarily to an increase in gross profit of $264,000; partially offset by an increase in selling, general and administrative expenses of $248,000, an increase in depreciation and amortization of $12,000 and an increase in net interest expense of $2,000.

Provision for Income Taxes  The provision for income taxes for the three months ended March 31, 2004 and for the same period of 2003 was $275,000.  The effective tax rate is approximately 37% in first quarter of 2004 and 2003.

Net Income.  Net income for the quarter ended March 31, 2004 was $467,000 compared to net income of $465,000 for the quarter ended March 31, 2003, an increase of $2,000 or 0.4%.  The net income increase of $2,000 is comprised of an increase in income from operations of $4,000, partially offset by an increase in net interest expense of $2,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of $2,800,000 and working capital of $11,026,000, an increase in working capital of $765,000 since December 31, 2003.  Cash decreased by $627,000 for the three months ended March 31, 2004. The decrease in our cash is primarily due to cash used in operating activities and to the purchase of property and equipment, partially offset by cash proceeds from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At March 31, 2004, the prime interest rate was 4.00%.  The line of credit expires in May 2004.  At March 31, 2004, our borrowing capacity on the line of credit was $2,910,000, which is based on a formula of accounts receivable and inventory.  At March 31, 2004, we had not borrowed on this line of credit.  As of March 31, 2004, we do not have any debt.

As shown below, at March 31, 2004, our contractual cash obligations totaled approximately $1,041,000.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,041,000	$350,000	$599,000	$92,000	$—
Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,041,000	$350,000	$599,000	$92,000	$—

Net cash used in operating activities was $793,000 for the three months ended March 31, 2004.  Net cash used in operating activities increased by $731,000 to $793,000 for the three months ended March 31, 2004 as compared to $62,000 for the three months ended March 31, 2003.  The increase in cash used in operating activities is primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities, partially offset an increase in depreciation and amortization and a decrease in inventories.

Net cash used in investing activities was $59,000 and $49,000 for the quarter ended March 31, 2004 and 2003, respectively. Our investing activities in 2004 consisted primarily of expenditures for property and equipment of $44,000 and the purchase of intangible assets of $15,000, compared to expenditures for property and equipment $49,000 for the three months ended March 31, 2003.

The Company expects to purchase $450,000 of additional equipment in 2004.

In March 2003, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the three months ended March 31, 2004, we bought back a total of 10,000 common shares at a cost of $23,000.  As of March 31, 2004, we have bought back a total of 2,118,800 common shares at a cost of $2,148,000 since the end of 1999.

During the three months ended March 31, 2004, cash provided by financing activities was $225,000 as compared to cash used in financing activities of $319,000 for the same period of 2003. Our financing activities in 2004 consisted primarily of cash proceeds of $248,000 from the exercise of stock options, partially offset by payments of $23,000 for the repurchase of common stock.  Our financing activities in 2003 consisted primarily of net payments on our notes payable of $45,000 and from payments of $274,000 for the repurchase of common stock.

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its  consolidated financial statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements.

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Executive Officer (filed herewith)

31.2 Certification Pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act, Signed by Chief Financial Officer (filed herewith)

32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, Signed by Chief Executive Officer (filed herewith)

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, Signed by Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the first quarter of 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	April 27, 2004	BY:	/s/ Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	April 27, 2004	BY:	/s/ Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER