Form 10-Q
period 2004-06-30
ALPHA PRO TECH LTD
filed 2004-08-06
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2004.

23,043,953 Shares of Common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and June 30, 2003

	c)	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2004

	d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Standards

Cautionary Statements Regarding Forward-Looking Information

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION]

ITEM 5	Submission of Matters to a Vote Security Holders

ITEM 6	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

	Exhibit 31.1:	Certification by CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 31.2:	Certification by CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

	Exhibit 32.2:	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended June 30, 2004 with the same period in 2003.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2004	December 31, 2003 (1)

Assets
Current assets:
Cash and cash equivalents	$3,008,000	$3,427,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 at June 30, 2004 and December 31, 2003	3,310,000	2,707,000
Inventories, net	5,723,000	6,015,000
Prepaid expenses and other current assets	836,000	245,000
Deferred income taxes	362,000	362,000
Total current assets	13,239,000	12,756,000

Property and equipment, net	3,008,000	3,166,000
Goodwill	55,000	55,000
Intangible assets, net	140,000	119,000
Total assets	$16,442,000	$16,096,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,212,000	$956,000
Accrued liabilities	655,000	1,539,000
Total current liabilities	1,867,000	2,495,000

Deferred income taxes	574,000	574,000
Total liabilities	2,441,000	3,069,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,044,907 and 22,727,907 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	230,000	227,000
Additional paid-in capital	23,429,000	23,375,000
Accumulated deficit	(9,658,000)	(10,575,000)
Total shareholders’ equity	14,001,000	13,027,000
Total liabilities and shareholders’ equity	$16,442,000	$16,096,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2003 has been prepared using information form the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Sales	$6,748,000	$8,895,000	$12,601,000	$14,251,000

Cost of goods sold, excluding depreciation and amortization	3,508,000	4,119,000	6,371,000	6,749,000

Gross margin	3,240,000	4,776,000	6,230,000	7,502,000

Expenses:
Selling, general and administrative	2,398,000	2,418,000	4,513,000	4,285,000
Depreciation and amortization	135,000	123,000	267,000	243,000

Income from operations	707,000	2,235,000	1,450,000	2,974,000

Other income (expense)
Gain on sale of assets	7,000	—	7,000	—
Interest, net	(2,000)	(17,000)	(3,000)	(16,000)

Income before provision for income taxes	712,000	2,218,000	1,454,000	2,958,000

Provision for income taxes	262,000	854,000	537,000	1,129,000

Net income	$450,000	$1,364,000	$917,000	$1,829,000

Basic net income per share	$0.02	$0.06	$0.04	$0.08

Diluted net income per share	$0.02	$0.06	$0.04	$0.08

Basic weighted average shares outstanding	23,087,599	22,398,063	23,278,768	22,430,679

Diluted weighted average shares outstanding	24,567,552	24,557,002	24,911,324	23,766,151

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2003	22,727,907	$227,000	$23,375,000	($10,575,000)	$13,027,000
Stock options exercised	422,000	4,000	247,000	—	251,000
Common stock repurchased	(105,000)	(1,000)	(193,000)	—	(194,000)
Net income				917,000	917,000
Balance at June 30, 2004	23,044,907	$230,000	$23,429,000	($9,658,000)	$14,001,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$917,000	$1,829,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	267,000	243,000
Gain on sale of assets	(7,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(603,000)	(2,533,000)
Inventories, net	292,000	(1,230,000)
Prepaid expenses and other current assets	(591,000)	(19,000)
Accounts payable and accrued liabilities	(628,000)	1,825,000

Net cash provided by (used in) operating activities:	(353,000)	115,000

Cash Flows From Investing Activities:
Proceeds from related party loans	—	70,000
Purchase of property and equipment	(105,000)	(245,000)
Proceeds from sale of assets	16,000	—
Purchase of intangible assets	(34,000)	(8,000)

Net cash used in investing activities	(123,000)	(183,000)

Cash Flows From Financing Activities:
Payments on notes payable	—	(415,000)
Proceeds from the exercise of stock options	251,000	94,000
Payments for the repurchase of common stock	(194,000)	(274,000)
Net cash provided by (used in) financing activities	57,000	(595,000)

Decrease in cash during the period	(419,000)	(663,000)

Cash and cash equivalents, beginning of period	3,427,000	2,879,000
Cash and cash equivalents, end of period	$3,008,000	$2,216,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was extracted from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company accounts for stock options granted using Accounting Principles Board (“APB”) Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-transition and disclosure” to its stock based employee compensation, the Company’s net income and net income per common share would have changed to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$450,000	$1,364,000	$917,000	$1,829,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	—	—	—	—
Pro forma net income	$450,000	$1,364,000	$917,000	$1,829,000

Net income per share:
Basic - as reported	$0.02	$0.06	$0.04	$0.08
Basic - pro forma	0.02	0.06	0.04	0.08
Diluted – as reported	0.02	0.06	0.04	0.08
Diluted - pro forma	0.02	0.06	0.04	0.08

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

5.                                      Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$3,211,000	$3,174,000
Work in process	81,000	44,000
Finished goods	2,817,000	3,183,000
	6,109,000	6,401,000
Less reserve for slow-moving, obsolete or unusable inventory	(386,000)	(386,000)
	$5,723,000	$6,015,000

6.                                      Accrued Liabilities

The following table represents the components of accrued liabilities.

	June 30, 2004	December 31, 2003
Income taxes payable	$—	$480,000
Bonuses payable	254,000	737,000
Accrued payroll	144,000	148,000
Accrued rebates and other	257,000	174,000
	$655,000	$1,539,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both the net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (Numerator)	$450,000	$1,364,000	$917,000	$1,829,000
Shares (Denominator):
Basic weighted average shares outstanding	23,087,599	22,398,063	23,278,768	22,430,679
Add: Dilutive effect of stock options and warrants	1,479,953	2,158,939	1,632,556	1,335,472
Diluted weighted average shares outstanding	24,567,552	24,557,002	24,911,324	23,766,151
Net income per share:
Basic	$0.02	$0.06	$0.04	$0.08
Diluted	$0.02	$0.06	$0.04	$0.08

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

The following table shows net sales for each segment for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Apparel	$4,737,000	$3,996,000	$8,830,000	$7,466,000
Mask and shield	1,620,000	4,544,000	2,836,000	5,881,000
Extended care	391,000	355,000	935,000	904,000

Consolidated total net sales	$6,748,000	$8,895,000	$12,601,000	$14,251,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Apparel	$1,538,000	$1,252,000	$3,097,000	$2,261,000
Mask and shield	632,000	2,482,000	1,032,000	3,027,000
Extended care	41,000	30,000	137,000	135,000

Total segment income	2,211,000	3,764,000	4,266,000	5,423,000
Unallocated corporate overhead expenses	(1,499,000)	(1,546,000)	(2,812,000)	(2,465,000)
Provision for income taxes	(262,000)	(854,000)	(537,000)	(1,129,000)

Consolidated net income	$450,000	$1,364,000	$917,000	$1,829,000

ITEM 2                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and consumer products for the cleanroom, industrial, medical, dental and consumer markets.  Our products are sold under the “Alpha Pro Tech” brand name as well as sold for use under private label.

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

A new fourth business segment, Engineered Products, was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary.  This Engineered Products segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment.  This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.  Our expertise has now allowed us to create unique and improved materials which will protect homes and offices from the environment and nature’s elements, while improving efficiencies and reducing expenses for contractors and homebuilders.  The building wrap will offer a weather resistant barrier and lower energy consumption costs.  The proprietary synthetic roof underlayment has the ability to resist the environment, as opposed to conventional roofing underlayment that are prone to rapid degradation and mold growth.

The line of paint with antimicrobials will inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms, cleanrooms and associated controlled environments.  We have an existing exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  This product will fulfill a key need in cleanrooms and hospitals and in addition it will reduce their operational costs while preserving environmental safety.

We expect to begin manufacturing and distributing these new Engineered Products in the fourth quarter of 2004.  The Engineered Products segment is expected to contribute significantly to revenue growth in 2005.

We are also focused on appreciably improving sales in our current core business.  Our key sales growth strategies for our core business are based upon an innovative strategy of developing innovative products to suit individual end users true needs and on investing in additional sales personnel.  As we gain market share, we will invest in additional sales personnel.  In 2004, we have started to experience some positive results from these growth strategies and expect sales growth to improve in the coming quarters.

Our results of operations last year were significantly influenced by the outbreak of Severe Acute Respiratory Syndrome (“SARS”).    During the second quarter last year, we had approximately $3 million of non-core SARS related N-95 Respiratory mask and eye shield sales, which accounted for approximately one-third of our revenue during the quarter.  Sales in the second quarter of 2004 decreased by $2.1 million or 24.1%.

Excluding the non-core sales related to SARS last year, we have experienced core sales growth of 14.5% for the three months ended June 30, 2004.  We believe that we have assembled a strong sales team and that our core business sales growth will improve.

Gross profit margin slipped to 48.0% in the second quarter of 2004.  This is primarily due to the higher gross profit on the SARS related sales in the second quarter last year.  Gross profit was also adversely affected by severance payments made on the closing of our Benjamin Hill, Mexico facility during the second quarter of 2004.  Over the past two years we have been moving production to more profitable manufacturing in China.  We are retaining some manufacturing in Mexico through a sub-contractor.  Additional start-up costs were incurred in the second quarter in relation to the new contractor.

Net income for the quarter was $450,000 compared to $1,364,000 for the same quarter last year.  Net income in the second quarter last year was impacted positively by the non-core $3 million SARS related sales.  Net income in the second quarter of 2004, was negatively affected by expenses of $120,000 in relation to severance payments on closing our Benjamin Hill, Mexico facility and start-up costs from our new third party contractor in Mexico.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003

Alpha Pro Tech, Ltd. (“Alpha” or the “Company”) reported net income for the quarter ended June 30, 2004 of $450,000 as compared to $1,364,000 for the quarter ended June 30, 2003, representing a decrease of $914,000 or 67.0%.  The decrease is attributable to a decrease in gross profit of $1,536,000, an increase in depreciation and amortization of $12,000, partially offset by a decrease in selling, general and administrative expenses of $20,000, a decrease in net interest expense of $15,000, an increase in gain on sale of assets of $7,000 and a decrease in income taxes of $592,000.

Net income in the second quarter of 2004, was adversely affected by severance payments on closing our Benjamin Hill, Mexico facility and on start-up costs from our new third party contractor in Mexico, totaling $120,000.  Also, the decline of $1,536,000 in gross profit for the three months ended June 30, 2004 as compared to the same period of 2003 is primarily the result of the $3 million of non-core SARS related sales in the second quarter of 2003.

Sales.  Consolidated sales for the quarter ended June 30, 2004 decreased to $6,748,000 from $8,895,000 for the quarter ended June 30, 2003, representing a decrease of $2,147,000 or 24.1%.  Sales in the second quarter of last year were significantly affected by the SARS outbreak.  Excluding the $3 million non-core SARS related sales during the second quarter of 2003, our core business grew by $853,000 or 14.5% to $6,748,000 for the quarter ended June 30, 2004 from $5,895,00 for the same period in 2003.  We attribute this 14.5% core business increase primarily to sales to the Pharmaceutical and cleanroom industry and to a lesser extent sales to the industrial safety industry.

Sales for the Apparel Division for the quarter ended June 30, 2004 were $4,737,000 compared to $3,996,000 for the same period of 2003, an increase of $741,000 or 18.5%.   The Apparel sales increase is due to higher sales to the pharmaceutical and cleanroom industry and to lesser extent sales to the industrial safety industry.  We expect long-term growth in this segment as we continue to gain a stronger presence in these markets.

Mask and eye shield sales for the quarter ended June 30, 2004 decreased by $2,924,000 or 64.3% to $1,620,000 from $4,544,000 in the same period of 2003.  The decrease is primarily the result of $3 million of N-95 Particulate Respirator mask and eye shield sales in the second quarter of last year related to the SARS outbreak.  Excluding these non-core SARS sales, mask and eye shield sales were up 4.9% for the quarter ended June 30, 2004.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, increased by $36,000 or 10.1% to $391,000 for the quarter ended June 30, 2004 from $355,000 for the quarter ended June 30, 2003.  This increase of $36,000 in sales is primarily the result of an increase in medical pad sales.

Consolidated sales for the six months ended June 30, 2004 decreased to $12,601,000 from $14,251,000 for the six months ended June 30, 2003, representing a decrease of $1,650,000 or 11.6%.  Excluding the $3 million non-core SARS related sales during the second quarter of 2003, our core business grew by $1,350,000 or 12.0% to $12,601,000 for the six months ended June 30, 2004 from $11,251,000 for the same period in 2003.  We attribute this core business increase primarily to sales to the Pharmaceutical and cleanroom industry and to a lesser extent sales to the industrial safety industry.

Sales for the Apparel Division for the six months ended June 30, 2004 were $8,830,000 compared to $7,466,000 for the same period of 2003, an increase of $1,364,000 or 18.3%.   The Apparel sales increase is due to higher sales to the pharmaceutical and cleanroom industry and to a lesser extent sales to the industrial safety industry.  We expect continued long-term growth in this segment.

Mask and eye shield sales for the six months ended June 30, 2004 decreased by $3,045,000 or 51.8% to $2,836,000 from $5,881,000 in the same period of 2003.  The decrease is primarily the result of $3 million of N-95 Particulate Respirator mask and eye shield sales in the second quarter of last year related to the SARS outbreak.  Excluding the $3 million in SARS related sales in 2003, mask and eye shield sales in 2004 are basically flat as compared to sales in 2003.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, increased by $31,000 or 3.4% to $935,000 for the six months ended June 30, 2004 from $904,000 for the quarter ended June 30, 2003.  This increase of $31,000 in sales is primarily the result of an increase in pet bed sales.

Cost of Goods Sold.  Cost of goods sold, excluding depreciation and amortization, decreased to $3,508,000 for the quarter ended June 30, 2004 from $4,119,000 for the same period in 2003.  Gross profit margin decreased to 48.0% for the quarter ended June 30, 2004 from 53.7% for the same period in 2003.  For the six months ended June 30, 2004 as compared to the same period in 2003, cost of goods sold decreased to $6,371,000 from $6,749,000.  Gross profit margin decreased to 49.4% from 52.6% for the six months ended June 30, 2004 as compared to 2003.

The decrease in gross profit margin for the three and six months ended June 30, 2004 as compared to the same period of 2003 is due primarily to higher gross profit margin on the $3 million SARS related sales in the second quarter of last year.  Gross profit was also adversely affected by severance payments made on the closing of our Benjamin Hill, Mexico facility during the second quarter of 2004 as well as start-up costs from our new third party contractor in Mexico, totaling $68,000.

Gross profit margin excluding the non-recurring $68,000 in costs, would have been 49.0% and 50.0% for the three and six months ended June 30, 2004 respectively.

Management expects that gross profit margins should remain strong for the balance of 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $20,000 or 0.8% to $2,398,000 for the quarter ended June 30, 2004 from $2,418,000 for the quarter ended June 30, 2003.  The decrease in selling, general and administrative expenses primarily consists of a decreased accrual for the executive bonus program of $168,000, decreased foreign exchange loss of $49,000, decreased credit card processing expense of  $15,000, decreased public company expense of $9,000, decreased insurance expense of $9,000 and decreased miscellaneous expenses of $6,000, partially offset by increased other payroll costs of $84,000, increased travel of $53,000, increased marketing and commission expenses of $30,000, increased rent and utilities expense of $37,000 and increased professional fees of $32,000.  Of the $84,000 increase in other payroll costs,, $52,000 was factory indirect severance payments made on the closing of our Benjamin Hill, Mexico  facility during the quarter.

Selling, general and administrative expenses increased by $228,000 or 5.3% to $4,513,000 for the six months ended June 30, 2004 from $4,285,000 for the six months ended June 30, 2003.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $212,000, of which $52,000 is for severance payments on the closing of our Benjamin Hill, Mexico facility, increased marketing and commission expenses of $57,000, increased travel of $85,000, increased rent and utilities expense of $69,000 and increased professional fees of $21,000 and increased miscellaneous expenses of $2,000, partially offset by a decreased accrual for the executive bonus program of $168,000, decreased public company expense of $35,000, decreased credit card processing expense of $15,000

The increase in payroll related costs is largely due to the addition of sales and marketing personnel.  Management expects that these additional sales personnel will yield improved sales results in the upcoming quarters.

Depreciation and Amortization.  Depreciation and amortization expense increased by $12,000 to $135,000 for the quarter ended June 30, 2004 from $123,000 for the same period in 2003 and increased by $24,000 to $267,000 for the six months ended June 30, 2004 compared to the same period in 2003.  The increase is primarily attributable to mask machine additions and the purchase of computer equipment

Income from Operations.  Income from operations decreased by $1,528,000 or 68.4%, to $707,000 for the quarter ended June 30, 2004 as compared to income from operations of $2,235,000 for the quarter ended June 30, 2003.  The decrease in income from operations is primarily due to a decrease in gross profit of $1,536,000 and an increase in depreciation and amortization of $12,000, partially offset by a decrease in selling, general and administrative expenses of $20,000,

Income from operations decreased by $1,524,000 or 51.2%, to $1,450,000 for the six months ended June 30, 2004 as compared to income from operations of $2,974,000 for the six months ended June 30, 2003.  The decrease in income from operations is primarily due to a decrease in gross profit of $1,272,000 and an increase in selling, general and administrative expenses of $228,000 and an increase in depreciation and amortization of $24,000

The decline in gross profit for the three and six months ended June 30, 2004 as compared to the same period of 2003, is primarily the result of the $3 million of non-core SARS related sales in the second quarter of 2003.

Net Interest.  Net interest expense decreased by $15,000 to $2,000 for the quarter ended June 30, 2004 from net interest expense of $17,000 for the quarter ended June 30, 2003.  The decrease in net interest expense is primarily due to lower interest charges during the second quarter of 2004 as we had additional interest charges due to paying off all of our notes payable during the second quarter 2003.  Interest expense decreased by $15,000, to $3,000 for the quarter ended June 30, 2004 from $18,000 in the same period of 2003.  Interest income remained flat at $1,000 for the quarter ended June 30, 2004 as compared to the same period of 2003.

Net interest expense decreased by $13,000 to $3,000 for the six months ended June 30, 2004 from net interest expense of $16,000 for the six months ended June 30, 2003.  The decrease in net interest expense is primarily due to additional interest charges during the second quarter of 2003 for paying off all our notes payable, partially offset by decreased interest income.  Interest expense decreased by $23,000, to $5,000 for the quarter ended June 30, 2004 from $28,000 in the same period of 2003.  Interest income decreased by $10,000 to $2,000 for the six months ended June 30, 2004 from net interest income of $12,000 for the six months ended June 30, 2004 as compared to the same period of 2003.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended June 30, 2004 was $712,000 as compared to $2,218,000 for the quarter ended June 30, 2003, representing a decrease of $1,506,000 or 67.9%.  This decrease is attributable to a decrease in gross profit of $1,536,000, an increase in depreciation and amortization of $12,000; partially offset by a decrease in selling, general and administrative expenses of $20,000, an decrease in net interest expense of $15,000 and an increase in gain on assets of $7,000.

Income before provision for income taxes for six months ended June 30, 2004 was $1,454,000 as compared to $2,958,000 for the six months ended June 30, 2003, representing a decrease of $1,504,000 or 50.8%.  This decrease is attributable to a decrease in gross profit of $1,272,000, an increase in depreciation and amortization of $24,000, an increase in selling, general and administrative expenses of $228,000, partially offset by a decrease in net interest expense of $13,000 and an increase in gain on assets of $7,000

As stated previously, the decline in gross profit for the three and six months ended June 30, 2004 as compared to the same period of 2003, is primarily the result of the $3 million of non-core SARS related sales in the second quarter of 2003.

Provision for Income Taxes  The provision for income taxes for the three months and six ended June 30, 2004 was $262,000 and $537,000 , as compared to $854,000 and $1,129,000 for the three and six months ended June 30, 2003.  The decrease in income taxes is due to lower income before provision for income taxes in 2004.  The effective tax rate is approximately 37% for the six months ended June 30, 2004 as compared to approximately 38% for the same period of 2003.

Net Income.  Net income for the quarter ended June 30, 2004 was $450,000 compared to net income of $1,364,000 for the quarter ended June 30, 2003, a decrease of $914,000 or 67.0%.  The net income decrease of $914,000 is primarily comprised of a decrease in income from operations of $1,528,000, partially offset by a decrease in incomes taxes of $592,000.

Net income in the second quarter of 2004, was adversely affected by severance payments on closing our Benjamin Hill, Mexico facility and on start-up costs from our new third party contractor in Mexico, totaling $120,000.  Net income in the same quarter last year was positively impacted by the non-core $3 million SARS related sales.

Net income for the six months ended June 30, 2004 was $917,000 compared to net income of $1,829,000 for the six months ended June 30, 2003, a decrease of $912,000 or 49.9%.  The net income decrease of $912,000 is primarily comprised of a decrease in income from operations of $1,524,000, partially offset by a decrease in incomes taxes of $592,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $3,008,000 and working capital of $11,372,000, an increase in working capital of $1,111,000 since December 31, 2003.  Cash decreased by $419,000 for the six months ended June 30, 2004. The decrease in our cash is primarily due to cash used in operating activities and the purchase of property and equipment, partially offset by cash provided by financing activities.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2004, the prime interest rate was 4.0%.  The line of credit was renewed in the second quarter of 2004 and expires May 2006.  At June 30, 2004, our borrowing capacity on the line of credit was $3,093,000, which is based on a formula of accounts receivable and inventory.  At June 30, 2004, we had not borrowed on this line of credit.  As of June 30, 2004, we do not have any debt.

As shown below, at June 30, 2004, our contractual cash obligations totaled approximately $1,298,000.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,298,000	$249,000	$728,000	$226,000	$95,000
Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,298,000	$249,000	$728,000	$226,000	$95,000

The amount for the year ending December 31, 2004 includes only payments to be made after June 30, 2004.

Net cash used in operating activities was $353,000 for the six months ended June 30, 2004 as compared to $115,000 of cash provided by operations for the six months ended June 30, 2003.  The increase in cash used in operating activities is primarily due to a decrease in net income, an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accounts payable and accrued liabilities partially offset an increase in depreciation and amortization and a decrease in inventories.

Net cash used in investing activities was $123,000 and $183,000 for the six months ended June 30, 2004 and 2003, respectively. Our investing activities in 2004 consisted primarily of expenditures for property and equipment of $105,000, proceeds from the sale of fixed assets of $16,000 and the purchase of intangible assets of $34,000; as compared to expenditures for property and equipment of $245,000, the purchase of intangibles of $8,000 and offset by the proceeds from related party loan of $70,000 for the six months ended June 30, 2003.

The Company expects to purchase $450,000 of additional equipment in 2004.  This expenditure will be primarily for equipment to be used by our new Engineered Products subsidiary.

In March 2003, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the fifth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the six months ended June 30, 2004, we bought back a total of 105,000 common shares at a cost of $194,000.  As of June 30, 2004, we have bought back a total of 2,213,800 common shares at a cost of $2,319,000 since the end of 1999.

During the six months ended June 30, 2004, cash provided by financing activities was $57,000 as compared to cash used in financing activities of $595,000 for the same period of 2003. Our financing activities in 2004 consisted primarily of cash proceeds of $251,000 from the exercise of stock options, partially offset by payments of $194,000 for the repurchase of common stock.  Our financing activities in 2003 consisted primarily of net payments on our notes payable of $415,000 and payments of $274,000 for the repurchase of common stock, partially offset by the proceeds from the exercise of stock options of $94,000.

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5   Submission of Matters to a Vote of Security Holders

(a)           Registrant held its Annual Meeting of Shareholders June 8, 2004.

(b)                                 The following persons were elected Directors pursuant to the votes indicated:

Name	For	Withheld

Sheldon Hoffman	19,698,299	824,512

Alexander Millar	19,698,299	824,512

Donald Bennett, Jr.	20,267,857	254,954

Robert Isaly	20,267,658	255,153

John Ritota	20,069,323	453,488

Russell Manock	20,267,858	254,953

David Anderson	20,267,858	254,953

(c)                                  The 2004 Stock Option Plan was approved as follows:

For	Against	Abstain

7,632,755	1,738,590	71,631

(d)                                 The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent accountants as follows:

For	Against	Abstain

20,304,143	201,010	17,658

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

No reports were filed on Form 8-K during the second quarter of 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Pro Tech, Ltd.

DATE:	August 4, 2004

		BY:	/s/ Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	August 4, 2004	BY:	/s/ Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER