Form 10-Q
period 2004-09-30
ALPHA PRO TECH LTD
filed 2004-11-02
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004.

23,356,849 Shares of Common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets September 30, 2004 and December 31, 2003

b)	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

c)	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2004

d)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

e)	Notes to Consolidated Financial Statements

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Accounting Standards

Cautionary Statements Regarding Forward-Looking Information

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

ITEM 4 Controls and Procedures

PART II. OTHER INFORMATION

ITEM 5 Exhibits and Reports on Form 8-K

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

ITEM 1                                                        FINANCIAL STATEMENTS

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2003. Our 2003 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine months ended September 30, 2004 with the same periods in 2003.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003 (1)

Assets
Current assets:
Cash and cash equivalents	$3,500,000	$3,427,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 at September 30, 2004 and December 31, 2003	3,823,000	2,707,000
Inventories, net	5,162,000	6,015,000
Prepaid expenses and other current assets	809,000	245,000
Deferred income taxes	362,000	362,000
Total current assets	13,656,000	12,756,000

Property and equipment, net	3,023,000	3,166,000
Goodwill	55,000	55,000
Intangible assets, net	137,000	119,000
Total assets	$16,871,000	$16,096,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	572,000	956,000
Accrued liabilities	920,000	1,539,000
Total current liabilities	1,492,000	2,495,000

Deferred income taxes	574,000	574,000
Total liabilities	2,066,000	3,069,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,356,849 and 22,727,907 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	234,000	227,000
Additional paid-in capital	23,856,000	23,375,000
Accumulated deficit	(9,285,000)	(10,575,000)
Total shareholders’ equity	14,805,000	13,027,000
Total liabilities and shareholders’ equity	$16,871,000	$16,096,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2003 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Sales	$5,827,000	$6,517,000	$18,428,000	$20,467,000

Cost of goods sold, excluding depreciation and amortization	2,910,000	3,299,000	9,281,000	9,748,000

Gross margin	2,917,000	3,218,000	9,147,000	10,719,000

Expenses:
Selling, general and administrative	2,198,000	2,141,000	6,711,000	6,427,000
Depreciation and amortization	127,000	131,000	393,000	373,000

Income from operations	592,000	946,000	2,043,000	3,919,000

Other income (expense)
Gain on sale of assets	—	—	7,000	—
Interest, net	—	(2,000)	(4,000)	(18,000)

Income before provision for income taxes	592,000	944,000	2,046,000	3,901,000

Provision for income taxes	218,000	243,000	756,000	1,372,000

Net income	$374,000	$701,000	$1,290,000	$2,529,000

Basic net income per share	$0.02	$0.03	$0.06	$0.11

Diluted net income per share	$0.02	$0.03	$0.05	$0.11

Basic weighted average shares outstanding	23,270,478	22,478,537	23,155,358	22,438,723

Diluted weighted average shares outstanding	24,467,474	24,065,723	24,642,728	23,865,847

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2003	22,727,907	$227,000	$23,375,000	$(10,575,000)	$13,027,000

Stock options exercised	724,894	7,000	644,000	—	651,000

Common stock repurchased	(215,000)	(1,000)	(370,000)	—	(371,000)

Warrants exercised	119,048	1,000	207,000		208,000

Net income				1,290,000	1,290,000

Balance at September 30, 2004	23,356,849	$234,000	$23,856,000	$(9,285,000)	$14,805,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$1,290,000	$2,529,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	393,000	373,000
Gain on sale of assets	(7,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,116,000)	(668,000)
Inventories, net	853,000	(2,253,000)
Prepaid expenses and other current assets	(564,000)	(21,000)
Accounts payable and accrued liabilities	(1,003,000)	1,023,000

Net cash provided by (used in) operating activities:	(154,000)	1,025,000

Cash Flows From Investing Activities:
Proceeds from related party loans	—	70,000
Purchase of property and equipment	(238,000)	(327,000)
Proceeds from sale of assets	16,000	—
Purchase of intangible assets	(39,000)	(18,000)

Net cash used in investing activities	(261,000)	(275,000)

Cash Flows From Financing Activities:
Payments on notes payable	—	(415,000)
Proceeds from the exercise of stock options	651,000	253,000
Proceeds from the exercise of warrants	208,000	—
Payments for the repurchase of common stock	(371,000)	(287,000)
Net cash provided by (used in) financing activities	488,000	(449,000)

Increase in cash during the period	73,000	301,000

Cash and cash equivalents, beginning of period	3,427,000	2,879,000
Cash and cash equivalents, end of period	$3,500,000	$3,180,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (Alpha Pro Tech, the Company, we, our, us) manufactures and distributes a variety of disposable mask, shield, shoe cover, apparel and wound care products.  Most of the Company’s disposable apparel, mask and shield products, and wound care products are distributed to medical, dental, industrial safety and clean room markets, predominantly in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”). The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2003 was extracted from the audited consolidated financial statements contained in the 2003 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.  Such reclassifications had no effect on total assets, total liabilities, shareholders’ equity or net income.

3.                                      Stock Based Compensation

Accounting for Stock-based Compensation.  The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors.  Stock options have been granted with exercise prices at or above the fair market value on the date of grant.  Options vest and expire according to terms established at the grant date.

The Company accounts for stock options granted using Accounting Principles Board (“APB”) Opinion 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123,”Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-transition and disclosure”, the Company’s net income and net income per common share would have changed to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$374,000	$701,000	$1,290,000	$2,529,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(60,000)	—	(60,000)	—

Pro forma net income	$314,000	$701,000	$1,230,000	$2,529,000

Net income per share:
Basic - as reported	$0.02	$0.03	$0.06	$0.11
Basic - pro forma	0.02	0.03	0.06	0.11
Diluted – as reported	0.02	0.03	0.05	0.11
Diluted - pro forma	0.02	0.03	0.05	0.11

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended September 30, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statement.

5.                                      Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$2,684,000	$3,174,000
Work in process	125,000	44,000
Finished goods	2,769,000	3,183,000
	5,578,000	6,401,000
Less reserve for slow-moving, obsolete or unusable inventory	(416,000)	(386,000)
	$5,162,000	$6,015,000

6.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003
Income taxes payable	$—	$480,000
Bonuses payable	390,000	737,000
Accrued payroll	212,000	148,000
Accrued rebates and other	318,000	174,000
	$920,000	$1,539,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (Numerator)	$374,000	$701,000	$1,290,000	$2,529,000

Shares (Denominator):

Basic weighted average shares outstanding	23,270,478	22,478,537	23,155,358	22,438,723

Add: Dilutive effect of stock options and warrants	1,196,996	1,587,186	1,487,370	1,427,124

Diluted weighted average shares outstanding	24,467,474	24,065,723	24,642,728	23,865,847

Net income per share:

Basic	$0.02	$0.03	$0.06	$0.11

Diluted	$0.02	$0.03	$0.05	$0.11

8.                                      Activity of Business Segments

The Company operates through four segments:  Apparel, consisting of a complete line of disposable clothing such as coveralls, frocks, lab coats, hoods, bouffant caps and shoe covers; Mask and shields, consisting principally of medical, dental and industrial masks and eye shields;  Extended care, consisting principally of fleece and other related products which include a line of pet beds and Engineered Products, consisting of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The Engineered products segment began operations in June 2004 and through September 30, 2004 had not begun generating sales.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the 2003 10-K .  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Apparel	$4,300,000	$4,161,000	$13,130,000	$11,506,000
Mask and shield	1,109,000	1,960,000	3,944,000	7,728,000
Extended care	418,000	396,000	1,354,000	1,233,000

Consolidated total net sales	$5,827,000	$6,517,000	$18,428,000	$20,467,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Apparel	$1,613,000	$1,293,000	$4,711,000	$3,553,000
Mask and shield	418,000	889,000	1,449,000	3,916,000
Engineered products	(155,000)	—	(180,000)	—
Extended care	52,000	72,000	189,000	207,000

Total segment income	1,928,000	2,254,000	6,169,000	7,676,000
Unallocated corporate overhead expenses	(1,336,000)	(1,310,000)	(4,123,000)	(3,775,000)
Provision for income taxes	(218,000)	(243,000)	(756,000)	(1,372,000)

Consolidated net income	$374,000	$701,000	$1,290,000	$2,529,000

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

Our current products are classified into four groups:  Disposable protective apparel, consisting of a complete line of shoecovers, headcovers, gowns, coveralls and lab coats; infection control products consisting of a line of face masks and face shields; extended care products consisting of a line of mattress overlays, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; and consumer products consisting of a line of pet bedding and pet toys.

Our current products are sold through three segments.  The Apparel segment, consisting of disposable protective apparel; the Mask and Shield segment, consisting of infection control products; and the Extended Care segment, consisting of extended care products and consumer products.

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

A new fourth business segment, Engineered Products, was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary.  This Engineered Products segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment.  This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.  The building wrap will offer a weather resistant barrier designed to lower energy consumption costs.  The proprietary synthetic roof underlayment is designed to resist the environment, as opposed to conventional roofing underlayment that is prone to rapid degradation and mold growth.

The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  We have an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  This product is designed to reduce operating costs in cleanrooms and hospitals while preserving environmental safety.

We expect to begin manufacturing and distributing these new Engineered Products in the fourth quarter of 2004.  The Engineered Products segment is expected to contribute significantly to revenue growth in 2005.

We are also focused on appreciably improving sales in our current core business.  Our key sales growth strategies for our core business are based on a strategy of developing innovative products to suit individual end users true needs and on investing in additional sales personnel.  As we gain market share, we will invest in additional sales personnel.  In 2004, we have started to experience positive results from these growth strategies and expect sales growth to improve in the coming quarters.

Our results of operations in 2003 were significantly influenced by the outbreak of Severe Acute Respiratory Syndrome (SARS).    During the third quarter and nine months ended September 30, 2003, we had approximately $0.5 million and $3.5 million, respectively of non-core SARS related N-95 Respiratory mask and eye shield sales.  Excluding the non-core sales related to SARS last year, we experienced a core sales decline of 3.2% for the three months ended September 30, 2004 and core sales growth of 8.6% for the nine months ended September 30, 2004.

Net income for the quarter was $374,000 compared to $701,000 for the same quarter last year.  A number of factors adversely affected net income for the 2004 quarter, namely $0.5 million in SARS related sales in the third quarter last year, a $100,000 tax credit in the third quarter last year related to our international sales and start-up costs of $155,000 in the third quarter of 2004 from the newly formed Engineered Products segment.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003

Alpha Pro Tech, Ltd. (Alpha or the Company) reported net income for the quarter ended September 30, 2004 of $374,000 compared to $701,000 for the quarter ended September 30, 2003, representing a decrease of $327,000 or 46.6%.  The decrease is attributable to a decrease in gross margin of $301,000 and an increase in selling, general and administrative expenses of $57,000, partially offset by a decrease in depreciation and amortization of $4,000, a decrease in net interest expense of $2,000 and a decrease in income taxes of $25,000.

Net income in the third quarter of 2004 was adversely affected by a number of factors.  The third quarter of 2003 was positively impacted by $0.5 million of non-core SARS related sales which generated a gross margin of approximately $0.3 million and the $100,000 tax credit referred to above.  The Company also had start-up costs of $155,000 in the third quarter of 2004 for the newly formed Engineered Products segment.

Sales.  Consolidated sales for the quarter ended September 30, 2004 decreased to $5,827,000 from $6,517,000 for the quarter ended September 30, 2003, representing a decrease of $690,000 or 10.6%.  Sales in the third quarter of last year were positively affected by the SARS outbreak.  Excluding the $0.5 million non-core SARS related sales during the third quarter of 2003, our core business decreased by $190,000 or 3.2% to $5,827,000 for the quarter ended September 30, 2004 from $6,017,000 for the same period in 2003.

Sales for the Apparel segment for the quarter ended September 30, 2004 were $4,300,000 compared to $4,161,000 for the same period of 2003, an increase of $139,000 or 3.3%.   The Apparel segment sales increase was due to higher sales to the industrial safety industry.  Although sales to our largest distributor were down 6.3% for the quarter, end-user sales of our products by this distributor were up approximately 10%.  We expect long-term growth with this distributor as we continue to gain a stronger presence into the pharmaceutical and cleanroom markets.

Mask and eye shield sales for the quarter ended September 30, 2004 decreased by $851,000 or 43.4% to $1,109,000 from $1,960,000 in the same period of 2003.  The decrease is primarily the result of $0.5 million of N-95 Particulate Respirator mask and eye shield sales in the third quarter of last year related to the SARS outbreak and $351,000 decrease in medical and dental sales which was due to an increased awareness of infection control concerns during the third quarter of 2003.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, increased by $22,000 or 5.6% to $418,000 for the quarter ended September 30, 2004 from $396,000 for the quarter ended September 30, 2003.  This increase in sales is primarily the result of an increase in pet bed sales.

Consolidated sales for the nine months ended September 30, 2004 decreased to $18,428,000 from $20,467,000 for the nine months ended September 30, 2003, representing a decrease of $2,039,000 or 10.0%.  Excluding the $3.5 million non-core SARS related sales during the second and third quarter of 2003, our core business grew by $1,461,000 or 8.6% to $18,428,000 for the nine months ended September 30, 2004 from $16,967,000 for the same period in 2003.  We attribute this core business increase primarily to sales to the pharmaceutical and cleanroom industry and to a lesser extent sales to the industrial safety industry.

Sales for the Apparel segment for the nine months ended September 30, 2004 were $13,130,000 compared to $11,506,000 for the same period of 2003, an increase of $1,624,000 or 14.1%.   The Apparel segment sales increase was due to higher sales to the pharmaceutical and cleanroom industry and to a lesser extent sales to the industrial safety industry.  We expect continued long-term growth in this segment.

Mask and eye shield sales for the nine months ended September 30, 2004 decreased by $3,784,000 or 49.0% to $3,944,000 from $7,728,000 in the same period of 2003.  The decrease is primarily the result of $3.5 million of N-95 Particulate Respirator mask and eye shield sales in the second and third quarter of 2003 related to the SARS outbreak.  Excluding the $3.5 million in SARS related sales in 2003, mask and eye shield sales in 2004 are down $284,000 or 6.7% due to decreased  medical and dental sales due to and increased awareness of infection control concerns during the third quarter of 2003.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, increased by $121,000 or 9.8% to $1,354,000 for the nine months ended September 30, 2004 from $1,233,000 for the quarter ended September 30, 2003.  This increase of $121,000 in sales is primarily the result of an increase in pet bed sales.

Cost of Goods Sold.  Cost of goods sold, excluding depreciation and amortization, decreased to $2,910,000 for the quarter ended September 30, 2004 from $3,299,000 for the same period in 2003.  Gross profit margin increased to 50.1% for the quarter ended September 30, 2004 from 49.4% for the same period in 2003.  For the nine months ended September 30, 2004, cost of goods sold decreased to $9,281,000 from $9,748,000 for the same period in 2003.  Gross profit margin decreased to 49.6% for the nine months ended September 30, 2004 from 52.4% for the same period in 2003.

The decrease in gross profit margin for nine months ended September 30, 2004 as compared to the same period of 2003 was due primarily to the higher gross profit margin on the $3.5 million SARS related sales in the second and third quarter of 2003.  Gross profit margin in 2004 was also adversely affected by severance payments made due to the closing of our facility located in Benjamin Hill, Mexico during the second quarter of 2004 as well as start-up costs from our new third party contractor in Mexico, totaling $68,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $57,000 or 2.7% to $2,198,000 for the quarter ended September 30, 2004 from $2,141,000 for the quarter ended September 30, 2003.  The increase in selling, general and administrative expenses primarily consists of   increased marketing and commission expenses of $30,000, increased insurance expense of $12,000, increased travel expense of $35,000, and increased professional fees and public company expense of $25,000, partially offset by decreased expense for the executive bonus program of $39,000 and decreased other expenses of $6,000.  Included in the selling, general and administrative expenses for the quarter ended September 30, 2004 is $155,000 of expenses that relate to start-up costs for the newly formed Engineered Products segment.  Excluding the Engineered Products expenses, selling, general and administrative expenses decreased by $98,000 or 4.6%

Selling, general and administrative expenses increased by $284,000 or 4.4% to $6,711,000 for the nine months ended September 30, 2004 from $6,427,000 for the nine months ended September 30, 2003.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $212,000, of which $52,000 is for severance payments on the closing of our Benjamin Hill, Mexico facility, increased marketing and commission expenses of $87,000, increased travel of $120,000, increased rent and utilities expense of $75,000, increased professional fees and public company expenses of $12,000 and increased miscellaneous expenses of $3,000, partially offset by a decreased expense for the executive bonus program of $207,000 and decreased credit card processing expense of $18,000.  Included in selling, general and administrative expenses for the nine months ended September 30, 2004 is $180,000 of expenses that relate to start-up costs for the newly formed Engineered Products segment.  Excluding the Engineered Products expenses, selling, general and administrative expenses increased by $104,000 or 1.6%

Depreciation and Amortization.  Depreciation and amortization expense decreased by $4,000 to $127,000 for the quarter ended September 30, 2004 from $131,000 for the same period in 2003 and increased by $20,000 to $393,000 for the nine months ended September 30, 2004 compared to the same period in 2003.  The increase for the nine months is primarily attributable to mask machine additions and the purchase of computer equipment in 2003.

Income from Operations.  Income from operations decreased by $354,000 or 37.4%, to $592,000 for the quarter ended September 30, 2004 as compared to income from operations of $946,000 for the quarter ended September 30, 2003.  The decrease in income from operations is primarily due to a decrease in gross profit margin of $301,000, an increase in selling, general and administrative expenses of $57,000, partially offset by a decrease in depreciation and amortization of $4,000.

Income from operations decreased by $1,876,000 or 47.9%, to $2,043,000 for the nine months ended September 30, 2004 as compared to income from operations of $3,919,000 for the nine months ended September 30, 2003.  The decrease in income from operations is primarily due to a decrease in gross profit of $1,572,000 and an increase in selling, general and administrative expenses of $284,000 and an increase in depreciation and amortization of $20,000

Net Interest.  Net interest expense decreased by $2,000 to $0 for the quarter ended September 30, 2004 from net interest expense of $2,000 for the quarter ended September 30, 2003.  Interest expense remained flat at $2,000 for the quarter ended September 30, 2004 as compared to the same period of 2003.  Interest income increased by $2,000 for the quarter ended September 30, 2004 as compared to the same period of 2003.

Net interest expense decreased by $14,000 to $4,000 for the nine months ended September 30, 2004 from net interest expense of $18,000 for the nine months ended September 30, 2003.  Interest expense decreased by $23,000 to $8,000 for the nine months ended September 30, 2004 as compared to $31,000 the same period of 2003.  The decrease in interest expense is primarily due to paying off all our notes payable during the second quarter of 2003.  Interest income decreased by $9,000 to $4,000 for the nine months ended September 30, 2004 as compared to $13,000 for the same period of 2003.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended September 30, 2004 was $592,000 as compared to $944,000 for the quarter ended September 30, 2003, representing a decrease of $352,000 or 37.3%.  This decrease is attributable to a decrease in gross profit of $301,000,   an increase in selling, general and administrative expenses of $57,000, partially offset a decrease in depreciation and amortization of $4,000 and a decrease in net interest expense of $2,000.

Income before provision for income taxes for the nine months ended September 30, 2004 was $2,046,000 as compared to $3,901,000 for the nine months ended September 30, 2003, representing a decrease of $1,855,000 or 47.6%.  This decrease is attributable to a decrease in gross profit of $1,572,000,  an increase in selling, general and administrative expenses of $284,000 and an increase in depreciation and amortization of $20,000, partially offset by a gain on sale of assets of $7,000 and a decrease in net interest expense of $14,000.

Provision for Income Taxes  The provision for income taxes for the three months ended September 30, 2004 was $218,000 as compared to $243,000 for the three months ended September 30, 2003.  The effective tax rate was approximately 37% for the three months ended September 30, 2004 as compared to approximately 26% for the same period of 2003.  The lower marginal tax rate in the third quarter of last year was due primarily to extra territorial tax credits on 2003 international SARS related sales

The provision for income taxes for the nine months ended September 30, 2004 was $756,000, as compared to $1,372,000 for the nine months ended September 30, 2003.  The decrease in income taxes is primarily due to lower income before provision for income taxes in 2004.  The effective tax rate was approximately 37% for the nine months ended September 30, 2004 as compared to approximately 35% for the same period of 2003. The lower marginal tax rate in the nine months of last year was due primarily to extra territorial tax credits on 2003 international SARS related sales.

Net Income.  Net income for the quarter ended September 30, 2004 was $374,000 compared to net income of $701,000 for the quarter ended September 30, 2003, a decrease of $327,000 or 46.6%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $352,000, partially offset by a decrease in incomes taxes of $25,000.

Net income in the third quarter of 2004 was adversely affected by a number of factors.  The third quarter of last year was positively impacted by $0.5 million of non-core SARS related sales which resulted in a gross profit decline of approximately $0.3 million for the third quarter 2004.  The Company also had start-up costs of $155,000 in the third quarter of 2004 for the newly formed Engineered Products segment.  In addition, the effective tax rate for the third quarter of last year was lower due to extra territorial tax credits.

Net income for the nine months ended September 30, 2004 was $1,290,000 compared to net income of $2,529,000 for the nine months ended September 30, 2003, a decrease of $1,239,000 or 49.1%.  The net income decrease was due primarily to a decrease in income before provision for income taxes of

$1,855,000, partially offset by a decrease in incomes taxes of $616,000. The net income decline in 2004 is primarily due to the $3.5 million non-core SARS related sales in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $3,500,000 and working capital of $12,164,000, an increase in working capital of $1,903,000 since December 31, 2003.  Cash increased by $73,000 for the nine months ended September 30, 2004. The slight increase in our cash is primarily due to cash provided by financing activities, partially offset by cash used in operating activities and the purchase of property and equipment.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2004, the prime interest rate was 4.75%.  The line of credit was renewed in the second quarter of 2004 and expires May 2006.  At September 30, 2004, our borrowing capacity on the line of credit was $2,996,000, which is based on a formula of accounts receivable and inventories.  At September 30, 2004, we had not borrowed on this line of credit.  As of September 30, 2004, we do not have any debt.

As shown below, at September 30, 2004, our contractual cash obligations totaled approximately $1,486,000.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,486,000	$147,000	$848,000	$346,000	$145,000

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,486,000	$147,000	$848,000	$346,000	$145,000

The amount for the year ending December 31, 2004 includes only payments to be made after September 30, 2004.

Net cash used in operating activities was $154,000 for the nine months ended September 30, 2004 as compared to $1,025,000 of cash provided by operating activities for the nine months ended September 30, 2003.  The increase in cash used in operating activities is primarily due to a decrease in net income, an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accounts payable and accrued liabilities, partially offset by an increase in depreciation and amortization and a decrease in inventories.

Net cash used in investing activities was $261,000 and $275,000 for the nine months ended September 30, 2004 and 2003, respectively. Our investing activities in 2004 consisted primarily of expenditures for property and equipment of $238,000, the purchase of intangible assets of $39,000, offset by proceeds from the sale of fixed assets of $16,000 as compared to expenditures for property and equipment of

$327,000, the purchase of intangibles of $18,000, offset by the proceeds from a related party loan of $70,000 for the nine months ended September 30, 2003.

The Company expects to purchase $300,000 of additional equipment in 2004.  These expenditures will be primarily for equipment to be used by our new Engineered Products subsidiary.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the nine months ended September 30, 2004, we bought back a total of 215,000 common shares at a cost of $371,000.  As of September 30, 2004, we have bought back a total of 2,323,800 common shares at a cost of $2,497,000 since the end of 1999.

During the nine months ended September 30, 2004, cash provided by financing activities was $488,000 as compared to cash used in financing activities of $449,000 for the same period of 2003. Our financing activities in 2004 consisted primarily of cash proceeds of $651,000 from the exercise of stock options and $208,000 from the exercise of warrants, partially offset by payments of $371,000 for the repurchase of common stock.  Our financing activities in 2003 consisted primarily of net payments on our notes payable of $415,000 and payments of $287,000 for the repurchase of common stock, partially offset by the proceeds from the exercise of stock options of $253,000.

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital needs and planned capital expenditures for the foreseeable future.

NEW ACCOUNTING STANDARDS

Based on the Company’s review of new accounting standards released during the quarter ended September 30, 2004, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

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

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations; beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Where to find more information about us. We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, we provide electronic or paper copies of our filings free of charge upon request.

ITEM 3                                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of some products in China and Mexico.  The Company’s results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.  The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4                                                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 5                                                        EXHIBITS AND REPORTS ON FORM 8-K

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

Alpha Pro Tech, Ltd.

DATE:	November 1, 2004	BY:	/S/ Sheldon Hoffman
SHELDON HOFFMAN
CHIEF EXECUTIVE OFFICER

Alpha Pro Tech, Ltd.

DATE:	November 1, 2004	BY:	/S/ Lloyd Hoffman
LLOYD HOFFMAN
CHIEF FINANCIAL OFFICER