Form 10-K
period 2004-12-31
ALPHA PRO TECH LTD
filed 2005-03-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 01-15725

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

Common Shares Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

The number of registrant’s Common Shares outstanding as of March 4, 2005 was 23,688,953.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2005 was $42,530,967 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2005 (incorporated by reference under Part III).

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

ITEM 1.          BUSINESS

GENERAL

ALPHA PRO TECH, LTD. (the “Company” or “Alpha Pro Tech”, “we”, “our” or “us”) was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.  Information contained on our website is not part of this report.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

During the second quarter of 2004, we announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

Our products are classified into six groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces;  a line of pet beds; construction weatherization products, consisting of building wrap and synthetic roof underlayment; and a line of paint with antimicrobials designed to inhibit growth of bacteria, fungi and algae on painted surfaces.

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as building wrap and synthetic roof underlayment as well as a line of antimicrobial paint.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, medical and dental distributors, pet stores and pet distributors and construction supply and roofing distributors.

Our strategy focuses both on significant revenue growth in the Engineered Products segment and on improving revenue in the pharmaceutical and cleanroom markets through our exclusive agreement with VWR Scientific Products, as well as growth in the industrial safety market with other distributors.  Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ true needs.

Our products are used primarily in hospitals, clean rooms, laboratories, industrial and dental offices and are distributed principally in the United States through a network presently consisting of 2 purchasing groups, 12 major distributors, 749 additional distributors, 9 independent sales representatives and a sales and marketing force of 15 people.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel

* Shoecovers

* Bouffant caps

* Gowns

* Coveralls

* Lab coats

* Frocks

Infection Control

* Face masks

* Eye shields

Extended Care

* Unreal Lambskin

* Medi-Pads

* Hospital pads

* Wheelchair accessories

* Bedrail pads

* Knee and Elbow protectors

Pet Products

* Pet beds

* Pet toys

Construction Weatherization Products

* Building wrap

* Synthetic roof underlayment

Paint with Antimicrobials

* Antimicrobial paint

Disposable Protective Apparel

The disposable protective apparel product line was established in 1994.  The products manufactured include many different styles of shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks, and other miscellaneous products.  The vast majority of these products are manufactured by a third party subcontractor in China and to a much lesser extent a third party subcontractor in Mexico.

Infection Control Products (Mask and Eye Shields)

Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term “blow-by” is used to describe the potential for infectious material entering or escaping a facemask without going through the filter, as a result of gaps or openings in the face mask.  Our Magic Arch ® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch ® feature is the “N-95 Particulate Respirator facemask” which was recommended by the Center for Disease Control to combat the spread of Severe Acute Respiratory Syndrome (SARS) during the outbreak of 2003.

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

Extended Care Products

The Extended Care product line consists of a line of Unreal Lambskin® products for the medical market.  The Unreal Lambskin ® (synthetic lambskin) is used produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin ® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories.

Pet Products

The Pet Product line uses our existing Unreal Lambskin® raw material to manufacture pet products. The Unreal Lambskin ® is used to produce retail pet beds and pet toys.

Construction Weatherization Products

In 2004, we announced the formation of a new business segment,  Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials.

The construction supply weatherization products consists of building wrap and a synthetic roof underlayment. Our paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in pharmaceutical and other cleanrooms, hospitals, surgical rooms and associated controlled environments.

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

The usage of these two construction supply weatherization products offers great advantages in decreasing the time it takes to construct a home as well as offering cost reduction.  The building wrap offers a weather resistive barrier and, to the home owner, years of lower energy consumption.  The proprietary synthetic roof underlayment has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

Paint with Antimicrobials

Our paint with antimicrobials, which is designed to inhibit growth of bacteria, fungi and algae on painted surfaces in cleanroom environments, has been tested at Nelson Laboratories, Inc., a privately owned testing lab specializing in microbiology, and confirmed by a leading university for its containment ability to inhibit micro-organisms. This product fulfills a key need in cleanrooms and hospitals and in addition it will reduce their operational costs while preserving environmental safety.  We have an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  In addition to our paint with antimicrobials, we are currently developing a line of sealants with antimicrobials to be used for mold remediation.

MARKETS

Our products are sold to the following markets: Disposable protective apparel as well as the infection control products (masks and shields) are sold to the industrial market, cleanroom market, medical and dental markets; Unreal Lambskin® medical bed pads are sold to the extended care market; Pet beds and pet toys are sold to the pet distributors and retailers.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as medical and dental distributors, the pet consumer market for pet products and the construction weatherization supply market.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices, as well as construction supply sites. Our pet beds are used by pet owners and veterinarians.  Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

DISTRIBUTION

We rely for the sale of our products primarily on a network of independent distributors which includes the following:

*              VWR Scientific

*              Cardinal Healthcare

*              Medline Industries

*              Blain Supply

*              Owens and Minor

*              Hagemeyer

*              Henry Schein, Inc.

*              Stauffer Glove & Safety

*              Patterson Dental

*              Indiana Safety

*              Benchmark Products

*              Perma “R” Products

With the exception of Perma “R” Products, these major United States distributors, to the best of our knowledge, all sell competing products.

Sales to our largest distributor, VWR Scientific, represented 63.7% of total sales for 2004, 54.8% for 2003, and 63.2% for 2002.  Our agreement with VWR Scientific, which provides for exclusive distribution rights with respect to disposable apparel, mask and eye shields for sale to the industrial/cleanroom market place, is for a three-year period beginning on January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term.  In order to retain such exclusivity, this distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year.  Since the beginning of our relationship with such supplier, the minimum requirement has been met each year.  The loss of this distributor would have a material adverse effect on our business.

Alpha ProTech Engineered Products, Inc. in early 2005 signed two 3 year mutually exclusive agreements with Perma “R” Products, Inc., a Grenada, Mississippi-based company in the construction supply industry. As part of the agreements, Perma “R” will be responsible for all marketing of Alpha Pro Tech’s house wrap and roof underlayment products and Perma “R” has agreed to minimum sales of $5 million per year of housewrap and minimum sales of $3 million per year of roof underlayment.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  We anticipate no problem in fulfilling orders as they are placed.

MANUFACTURING

Our mask production facility was re-located to a 34,500 square foot building at 236 North 2200, West, Salt Lake City, Utah. The new lease was effective February 1, 2004.

A 35,000 square foot facility located at 615 North Parker Drive, Janesville, Wisconsin is used to manufacture our Extended Care products and consumer products including a line of pet beds and pet toys.

Our disposable protective apparel facility is located in a 60,000 square foot facility located at 1287 West Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping.  The majority of these products are manufactured by a third party subcontractor in China and to a much lesser extent a third party subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in China using material supplied by us.

We have a 36,000 square foot material coating and automated shoecover facility located at 2224 Cypress Street, Valdosta, Georgia.

Our new wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of building supplies, primarily house wrap and roof underlayment as well as a line of antimicrobial paint, is located in a 20,000 square foot facility at 301 S. Blanchard St., Valdosta, Georgia. The house wrap is manufactured by third party subcontractors in Thailand and the roof underlayment is manufactured by a third party subcontractor in India.

We have multiple suppliers of the materials used to produce our products. In that regard, we currently have no problems, and do not anticipate any problems, with respect to the sources and availability of the materials needed to produce our products.  Our business is not subject to seasonal considerations.  It is necessary for us to have adequate finished inventory in stock, and we generally maintain a two-to-three month supply of product.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources.  Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc., and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA and Dupont.  In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet products market, principal competitors include Flexmat Corporation and Lazy Pet Company.  Our major competitors in the construction supply weatherization market are Dupont for building wrap and WR Grace for roof underlayment. The antimicrobial paint market, which inhibits the growth of bacteria, is a relatively new market and currently has limited competition.

Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products.  Our products are, however, subject to prescribed “good manufacturing practices” as defined by the FDA and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such “good manufacturing practices.” We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and which has been approved by the National Institute for Safety and Health (“NIOSH”).  This product is designed to help prevent the breathing in of the tuberculosis virus.

The antimicrobial agent in our paint is a class of chemicals that is strictly regulated by the Environmental Protection Agency (“EPA”).  The antimicrobial agent complies with the EPA “Treated Article Exemption Rule”.

We do not anticipate that any federal, state or local requirements which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on the capital expenditures, earnings or competitive position of our business.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 14 United States patents relating to our MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, a United States design and process patent on the automated shoecover and a fluid impervious and non-slip fabric for our Aqua Trak shoecover.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

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

EMPLOYEES

As of February 14, 2005, we had 121 employees, including 18 people at our head office in Markham, Ontario, Canada; 16 people at our facemask production facility in Salt Lake City, Utah, 17 people at our Extended Care production facility in Janesville, Wisconsin; 31 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 18 people at our coating and automated shoecover facility in Valdosta, Georgia; 4 people at our Engineered Products facility in Valdosta, Georgia; 12 people on our sales team, a 3 person marketing staff and 2 people in China.

None of our employees are subject to collective bargaining agreements.

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

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. The past two years of new releases are also made available on our website.  In addition, we provide electronic or paper copies of our filings free of charge upon request.

ITEM 2.          PROPERTIES

The Company’s Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly costs are $4,700 under a lease expiring February 28, 2006.  Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer, Lloyd Hoffman.

We manufacture our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rental is $11,500 for 34,500 square feet.  This lease expires on July 31, 2007.

A second manufacturing facility is located at 615 North Parker Drive, Janesville, Wisconsin.  This 35,000 square foot facility is leased for $7,900 monthly.  The lease expires August 15, 2005.  Our line of extended care and consumer products is manufactured at this facility.

The Apparel Division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rental is $16,500 for 60,000 square feet.  This lease expires December 31, 2005.  Sewing and shield assembly was previously done at Ave. Abelardo L. Rodriguez Y. Novena,

Benjamin Hill, Sonora, Mexico.   This lease expired in June 2004 and was not renewed.  This assembly is now done by a third party subcontractor in Mexico.

The Coating and Automated Shoecover Division has its facility at 2224 Cypress Street, Valdosta, Georgia.  The monthly rental is $5,600 for 36,000 square feet. This lease expires May 30, 2010.

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. is located at 301 S. Blanchard St. Valdosta, Georgia.  The monthly rental is $5,000 for 20,000 square feet. This lease expires October 31, 2009.

We believes that these arrangements are adequate for our present needs and that other premises, if required, are readily available.

ITEM 3.          LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the Amex were as follows:

		Low	High
2003	First Quarter	$0.84	$1.71
	Second Quarter	1.35	3.20
	Third Quarter	1.16	1.98
	Fourth Quarter	1.60	2.55

2004	First Quarter	$1.80	$2.94
	Second Quarter	1.65	2.38
	Third Quarter	1.43	1.94
	Fourth Quarter	1.50	2.30

2005	First Quarter	$1.64	$2.30
	(through March 4, 2005)

As of March 4, 2005 there were 398 shareholders of record, and approximately 3,400 beneficial owners.

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

ITEM 6.          SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
Historical Statement of Operations Data

Sales	$24,841,000	$26,961,000	$21,789,000	$21,727,000	$21,528,000
Gross profit	12,286,000	13,660,000	10,523,000	9,086,000	8,892,000
Selling, general and administrative expenses	8,925,000	8,602,000	7,435,000	7,481,000	6,834,000
Depreciation and amortization	517,000	509,000	447,000	476,000	405,000
Gain on sale of assets	(7,000)	—	(3,000)	(98,000)	—
Interest expense (income)	(7,000)	20,000	24,000	21,000	(6,000)
Income before provision for income taxes	2,858,000	4,529,000	2,620,000	1,206,000	1,659,000

Provision for income taxes	1,011,000	1,518,000	955,000	420,000	199,000

Net income	$1,847,000	$3,011,000	$1,665,000	$786,000	$1,460,000

Basic net income per share	$0.08	$0.13	$0.07	$0.03	$0.06

Diluted net income per share	$0.08	$0.13	$0.07	$0.03	$0.06

Basic weighted average shares outstanding	23,215,809	22,517,683	23,263,451	23,812,587	24,049,774
Diluted weighted average shares outstanding	24,624,613	24,059,508	23,770,248	24,452,699	25,580,880

Historical Balance Sheet Data

Current assets	$15,348,000	$12,756,000	$9,222,000	$8,124,000	$7,386,000
Total assets	18,789,000	16,096,000	12,775,000	11,904,000	10,504,000
Current liabilities	2,437,000	2,495,000	2,172,000	1,679,000	1,571,000
Long-term liabilities	652,000	574,000	829,000	1,321,000	703,000
Shareholders’ equity	15,700,000	13,027,000	9,774,000	8,904,000	8,230,000

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  We believe our critical accounting polices include the following:

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Revenue Recognition: For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and accrued for monthly.

Stock Based Compensation:  We account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.  Under APB opinion No. 25, no stock-based employee compensation is reflected in net income, as all options granted under the Company’s plan have an exercise price equal to the market value of the stock on the date of the grant.  The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 would have been a decrease of $150,000 for fiscal 2004.

The fair values of stock option grants are determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility based on historic and management’s expectations of future volatility, risk-free interest rates from published sources, weighted average expected option lives based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions.  We expect to adopt SFAS No. 123-R effective July 1, 2005 using the modified prospective application with no restatement of prior interim periods. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.  During the second half of 2005, we expect to record compensation expense of approximately $38,000 in connection with the adoption of SFAS No. 123-R, based on existing unvested options as of December 31, 2004.

For additional information on our accounting policies, see Footnote 2 of the accompanying financial statements.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are classified into six groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces;  a line of pet beds; construction weatherization products, consisting of building wrap and synthetic roof underlayment; and a line of paint with antimicrobials designed to inhibit growth of bacteria, fungi and algae on painted surfaces.

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as building wrap and synthetic roof underlayment as well as a line of antimicrobial paint.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, medical and dental distributors, pet stores and pet distributors and construction supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices, as well as construction supply sites. Our pet beds are used by pet owners and veterinarians.  Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

During 2004, we announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc. (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This new segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment.  The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments. Our paint has been tested at Nelson Laboratories, Inc., a privately owned testing lab specializing in microbiology, and confirmed by a leading university for its containment ability to inhibit micro-organisms.  We have an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  In addition to our paint with antimicrobials, we are currently developing a line of sealants with antimicrobials to be used for mold remediation. The Engineered Products segment is expected to contribute significantly to revenue growth starting in 2005.

We are also focused on appreciably improving sales in the pharmaceutical, cleanroom and industrial safety markets.  Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ true needs.  Our Apparel segment that services these markets grew by 10.6% in 2004 and we expect sales growth to improve in the coming quarters.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Gross profit	49.5	50.7	48.3
Selling, general and administrative	35.9	31.9	34.1
Income from operations	11.4	16.9	12.1
Income before provision for income taxes	11.5	16.8	12.0
Net income	7.4	11.2	7.6

Fiscal 2004 compared to Fiscal 2003

Sales.  Consolidated sales for the year ended December 31, 2004 decreased to $24,841,000 from $26,961,000 for the year ended December 31, 2003, representing a decrease of $2,120,000 or 7.9%.  Approximately $3.5 million of the sales in 2003 were a direct result of the SARS outbreak.

Excluding the $3.5 million non-core SARS related N-95 mask and eye shield sales in 2003; our core business grew by 5.9%, to $24,841,000 in 2004 from $23,461,000 in 2003. We attribute this core business increase primarily to sales to the pharmaceutical industry, cleanroom industry and to the industrial safety industry.

Mask and eye shield sales for the year ended December 31, 2004 decreased by $3,885,000 or 43.2% to $5,108,000 from $8,993,000 in the same period of 2003. The decrease is primarily the result of approximately $3,500,000 in N-95 mask and eye shield sales in 2003 related to SARS.  Excluding the SARS sales, mask and eye shield sales decreased by approximately $385,000 or 4.3% for the year ended December 31, 2004 as compared to the same period of 2003.  This decrease is primarily attributable to decreased mask sales to the medical and dental markets and is also linked to the SARS outbreak of 2003.  During the SARS outbreak of 2003, we experienced growth in masks other than the N-95 respirator, but did not attribute them directly to SARS as only the N-95 respirator mask was recommended by the Center for Disease Control (CDC).  In 2003, we assumed that the non N-95 respirator mask sales were attributable to heightened awareness as a result of the SARS scare, and expected that medical and dental professionals would continue with a higher level of protection controls.   In 2004, once the SARS scare subsided, medical and dental professionals went back to the pre-SARS level of protection.

Sales for the Apparel Division for the year ended December 31, 2004 were $17,783,000 compared to $16,075,000 for the same period of 2003.  The Apparel Division sales increase of $1,708,000 or 10.6% was primarily due to increased sales to distributors that concentrate on the industrial safety industry, as well as increased sales of 4.8% to our largest distributor.  We expect improved growth in 2005 from this distributor as they implement their strategy, introduced in late 2004, to focus more on private label suppliers.  We also expect growth with other distributors that specialize in the industrial safety industry.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, increased by $39,000 or 2.1% to $1,932,000 for the year ended December 31, 2004 from $1,893,000 for the year ended December 31, 2003.  The slight increase of $39,000 in sales is primarily the result of an increase in pet bed sales.

In 2004, we announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This new segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  Engineered Products sales for the year ended December 31, 2004 were $18,000.  Management expects this segment to contribute significantly to revenues starting in 2005.

Gross Profit  Gross profit decreased by 10.1% to $12,286,000 for the year ended December 31, 2004 from $13,660,000 for the same period in 2003.  Gross profit margin decreased to 49.5% for the year ended December 31, 2004 from 50.7% for the same period in 2003.

The decrease in gross profit margin for the year ended December 31, 2004 as compared to the same period of 2003 was due primarily to the higher gross profit margin on the $3.5 million SARS related sales in the second and third quarter of 2003.  Gross profit margin in 2004 was also negatively affected by severance payments of $52,000 made due to the closing of our facility located in Benjamin Hill, Mexico during the second quarter of 2004 as well as start-up costs from our new third party contractor in Mexico, totaling $68,000.

Management expects some pressure on consolidated gross profit margins over the next twelve months primarily due to lower margins in the newly formed Engineered Products segment and to a lesser extent, some modest raw material price increases and competitive pressure on pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $323,000 or 3.8% to $8,925,000 for the year ended December 31, 2004 from $8,602,000 for the year ended December 31, 2003.  As a percentage of net sales, selling, general and administrative expenses increased to 35.9% for the year ended December 31, 2004 from 31.9% for the same period in 2003.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $179,000, increased travel expense of $133,000, increased marketing and commission expenses of $70,000, increased rent and utilities expense of $89,000, increased professional fees and public company expenses of $64,000, increased foreign exchange expense of $26,000, increased insurance expense of $24,000, increased research and development testing expenditures of $51,000, partially offset by decreased expense for the executive bonus program of $182,000, decreased factory expenses of $28,000, decreased office expenses of $72,000 , decreased credit card processing expense of $21,000 and decreased miscellaneous general expenses of $10,000.

Included in selling, general and administrative expenses for 2004 is $382,000 of expenses that relate to costs for the newly formed Engineered Products segment.  Excluding the Engineered Products segment expenses, selling, general and administrative expenses in 2004 decreased by $59,000 or 0.7% and were 34.4% as a percentage of net sales.

The increase in payroll costs of $179,000 is comprised of $186,000 of payroll costs from the newly formed Engineered Products segment and $142,000 in increased sales and marketing payroll expenses, partially offset by a decrease of $103,000 in factory direct payroll expense due to closing our Benjamin Hill, Mexico facility, and a decrease of $46,000 in factory direct payroll expenses.

The increase in travel expense of $133,000 is primarily due to travel related to setting up manufacturing relationships for the Engineered Products segment as well as visits to our Disposable Protective Apparel segment manufacturing facility in China. We have set up manufacturing relationships for Engineered Products in both Thailand and India.  Our house wrap is to be manufactured by third party subcontractors in Thailand and the roof underlayment is to be subcontracted to a third party manufacturer in India.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company.  A bonus of $318,000 was accrued in 2004 as compared to $500,000 in 2003, reflecting the decrease in profitability in 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased by $8,000 to $517,000 for the year ended December 31, 2004 from $509,000 for the same period in 2003.  The increase is primarily attributable to mask machine additions in 2003.

Income from Operations.  Income from operations decreased by $1,705,000 or 37.5%, to $2,844,000 for the year ended December 31, 2004 as compared to income from operations of $4,549,000 for the year ended December 31, 2003.  The decrease in income from operations is due to a decrease in gross profit of $1,374,000, an increase in selling, general and administrative expenses of $323,000 and an increase in depreciation and amortization of $8,000.

The decrease in income from operations in 2004 is primarily due to the $3.5 million in high gross profit margin SARS related sales in 2003 which did not recur in 2004, partially offset by increased core business sales in 2004 of 5.9%.  The selling, general and administrative expenses increase is primarily due to costs for the new Engineered Products segment.

Net Interest.  For the year ended December 31, 2004, we had net interest income of $7,000 compared to net interest expense of $20,000 for the year ended December 31, 2003.  Interest expense decreased by $24,000 to $10,000 for the year ended December 31, 2004 compared to $34,000 for the same period of 2003.  The decrease in interest expense is primarily due to paying off all our notes payable during the second quarter of 2003.  Interest income increased by $3,000 to $17,000 for the year ended December 31, 2004 as compared to $14,000 for the same period of 2003.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2004 was $2,858,000 compared to $4,529,000 for the year ended December 31, 2003, representing a decrease of $1,671,000 or 36.9%.  This decrease is attributable to a decrease in gross profit of $1,374,000, an increase in selling, general and administrative expenses of $323,000 and an increase in depreciation and amortization of $8,000, partially offset by a gain on sale of assets of $7,000 and a decrease in net interest expense of $27,000.

Provision for Income Taxes  The provision for income taxes for the year ended December 31, 2004 was $1,011,000 compared to $1,518,000 for the year ended December 31,2003.  The decrease in income taxes is primarily due to lower income before provision for income taxes in 2004.  The effective tax rate was approximately 35.4% in 2004 compared to 33.5% in 2003.

The effective tax rate of 35.4% in 2004 was affected by a non-recurring tax refund of $56,000 and otherwise would have been 37.4%.  The marginal tax rate of 33.5%  in 2003, was affected primarily by non-recurring tax credits and otherwise would have been 36.4%.

Net Income.  Net income for the year ended December 31, 2004 was $1,847,000 compared to net income of $3,011,000 for the year ended December 31, 2003, a decrease of $1,164,000 or 38.7%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,671,000, partially offset by a decrease in incomes taxes of $507,000.  Basic and Diluted income per share for the year ended December 31, 2004 and 2003 was $0.08 and $0.13, respectively.

Net income for 2004 was affected by a number of factors.  The net income decline in 2004 is primarily due to the $3.5 million non-core SARS related sales in 2003 which did not recur in 2004.  Also in 2004, we had a loss of $371,000 in connection with the newly formed Engineered Products segment.  In addition, the effective tax rate in 2003 was lower than in 2004, due primarily to non-recurring tax credits taken in 2003.

Fiscal 2003 compared to Fiscal 2002

Alpha Pro Tech, Ltd. reported net income for the year ended December 31, 2003 of $3,011,000 as compared to $1,665,000 for the year ended December 31, 2002, representing an increase of $1,346,000 or 80.8%.  The increase is attributable to an increase in income before provision for income taxes of $1,909,000 as a result of an increase in sales, partially offset by an increase in income taxes of $563,000.

Sales.  Consolidated sales for the year ended December 31, 2003 increased to $26,961,000 from $21,789,000 for the year ended December 31, 2002, representing an increase of $5,172,000 or 23.7%. Approximately $3,500,000 of the sales increase was due to non-core SARS related N-95 mask and eye shield sales. We attribute approximately $1,500,000 of the increase in sales primarily to the pharmaceutical industry.   Excluding the increase in non-core sales related to SARS, our core business grew 7.7% for the year ended December 31, 2003 compared to the same period in 2002.

Sales for the Apparel Division for the year ended December 31, 2003 were $16,075,000 compared to $14,797,000 for the same period of 2002.  The Apparel Division sales increase of $1,278,000 or 8.6% was primarily due to increased sales to the pharmaceutical industry, partially offset by decreased sales to the electronics industry which includes semiconductor and memory devices.

Mask and eye shield sales for the year ended December 31, 2003 increased by $4,119,000 or 84.5% to $8,993,000 from $4,874,000 in the same period of 2002.  The increase is primarily the result of an increase of approximately $3,500,000 in N-95 mask and eye shield sales related to non-core SARS sales.  Core mask and eye shield sales to the medical, dental and industrial markets increased by approximately $600,000 or 12.7% for the year ended December 31, 2003 compared to the same period of 2002. During the outbreak of SARS, the Center for Disease Control (CDC) recommended the use of the N-95 respirator to prevent transmission of SARS.  Prior to the SARS outbreak, our N-95 respirator mask sales were not significant at $0.7 million in 2001 and $0.6 million in 2002.   In 2003, our N-95 sales were $3.1 million an increase of approximately $2.5 million or 417% over the prior year.  In the second quarter of 2003 alone, which was at the height of SARS outbreak, we had $2.3 million of N-95 mask sales.  Normally we would sell only $150,000 per quarter.   Sales continued to be stronger than normal into July and then returned to normal levels as the SARS crisis subsided.   Most of these N-95 respirator mask sales ultimately went to either Asia or Toronto, the areas most widely hit by SARS.

In addition to the N-95 respirator, the CDC also recommended using eye protection to prevent the transmission of SARS.  Six international customers, three in China and three in Toronto, purchased approximately $1.0 million of eye shields because of concerns about SARS.

Sales from the our Extended Care Unreal Lambskin and other related products, which includes a line of pet beds, decreased by $225,000 or 10.6% to $1,893,000 for the year ended December 31, 2003 from $2,118,000 for the year ended December 31, 2002.  The decrease of $225,000 in sales is primarily the result of a decrease in pet bed pad sales.

Gross Profit  Gross profit increased by 29.8% to $13,660,000 for the year ended December 31, 2003 from $10,523,000 for the same period in 2002.  Gross profit margin increased to 50.7% for the year ended December 31, 2003 from 48.3% for the same period in 2002.

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

The increases in both payroll and travel related costs are largely due to the addition of sales and marketing personnel.  We increased the sales team by five people to a total of fifteen people at December 31, 2003 as compared to ten people at December 31, 2002.  The increase in payroll related costs is also due to an increase in the accrual for the executive bonus program which is equal to 10% of the pre-tax profits of the Company.

The chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company.  A bonus of $500,000 was accrued in 2003 as compared to $291,000 in 2002, reflecting the increase in profitability in 2003.

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

Provision for Income Taxes The provision for income taxes for the year ended December 31, 2003 was $1,518,000 as compared to $955,000 for the year ended December 31,2002.  The increase in income taxes is due to higher income before provision for income taxes in 2003.  The effective tax rate is approximately 33.5% in 2003 compared to 36.5% in 2002.  The lower marginal tax rate in 2003 is due primarily to non-recurring tax credits.  The effective rate in 2003 would otherwise have been 36.4%

Net Income.  Net income for the year ended December 31, 2003 was $3,011,000 compared to net income of $1,665,000 for the year ended December 31, 2002, an increase of $1,346,000 or 80.8%.  The net income increase of $1,346,000 is comprised of an increase in income from operations of $1,908,000 and a decrease in other expense of $1,000, partially offset by an increase in the provision for income taxes of $563,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash and cash equivalents of $4,875,000 and working capital of $12,911,000, an increase in working capital of $2,650,000 since December 31, 2003. Cash increased $1,448,000 for the year ended December 31, 2004. The increase in cash is primarily due to cash provided by operating activities of $1,463,000, cash proceeds of $760,000 from the exercise of stock options and cash proceeds of $208,000 from the exercise of warrants, partially offset by the purchase of property and equipment of $586,000 and the repurchase of $372,000 of common stock.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At December 31, 2004, the prime interest rate was 5.50%.  The line of credit was renewed in May 2004 and expires in May 2005.  We intend to renew this facility.  The Company’s borrowing capacity on the line of credit was $2,860,000 at December 31, 2004.  The available line of credit is based on a formula of eligible accounts receivable and inventories. As of December 31, 2004, we had not borrowed on this line of credit and have not borrowed on it since 2002.  As of December 31, 2004, we do not have any debt.

Net cash provided by operating activities increased by $168,000 to $1,463,000 for the year ended December 31, 2004 compared to $1,295,000 for the year ended December 31, 2003. The net increase is primarily due to a decrease in inventories, partially offset by a decrease in net income, a decrease in accounts payable and accrued liabilities and an increase in accounts receivable and prepaid expenses and other assets.

Inventory decreased by $1,213,000 or 20.2% to $4,802,000 for the year ended December 31, 2004 from $6,015,000 for the same period in 2003. The decrease is primarily due to decreases in raw materials of $455,000 and finished goods of $731,000.  The decrease in raw materials is primarily attributable to consuming the raw material purchased during the 2003 SARS crisis for eye shields and the N-95 respirator mask.  These are core products which we expect to be consumed during the regular course of business.

The decrease in finished goods is primarily attributable to a decrease in apparel finished goods and to a lesser extent N-95 respirator masks. In June 2003, we closed our apparel manufacturing facility located in Mexico and significantly increased the manufacturing of these goods by a third party sub-contractor in China.  With the majority of apparel finished goods coming from China, our lead time increased and consequently the inventory levels increased.  In 2004, after review of our inventory forecasting model, we decided to reduce the required inventory levels on hand.

The cash used by accounts payable and accrued liabilities in 2004 was $58,000 as compared to cash provided by accounts payable and accrued liabilities in 2003 of $450,000.  The net change of $508,000 was primarily due to the income tax payable of $0 in 2004 as compared to $480,000 in 2003.  In 2004 we had an income tax overpayment of $400,000, which is classified as a prepaid expense and other current assets.

Accounts receivable increased by $1,554,000 or 36.5% to $4,261,000 for the year ended December 31, 2004 from $2,707,000 for the same period in 2003. The majority of this increase is due to our largest distributor.  Prior to April 2004, this distributor was on net 30 days payment terms.  In April 2004, this distributor was acquired by a leading global private equity firm and the new management changed payment terms to their vendors from net 30 to net 55.   Accounts receivable from this distributor increased by $1.5 million to $3.5 million at December 31, 2004 from $2.0 million at December 31, 2003.  The $1.5 million increase to this distributor is attributable to a $0.8 million increase due to the change in payment terms and a $0.7 million increase in product shipped in December 2004 as compared to December 2003.  Prepaid expenses and other current assets increased by $704,000 to $949,000 for the year ended December 31, 2004 from $245,000 for the same period in 2003. The increase of $704,000 is primarily due to $400,000 of tax prepayments made in 2004 based on 2003 net income, prepaid raw material purchases for Engineered Products of $212,000, increased payments on account for rent and other purchases of $67,000 and other prepaid items of $25,000.

Net cash used in investing activities was $611,000 and $317,000 for the years ended December 31, 2004 and 2003, respectively.  Our investing activities in 2004 consisted primarily of expenditures for property and equipment of $586,000 and the purchase of intangible assets of $41,000, offset by proceeds from the sale of fixed assets of $16,000, compared to expenditures for property and equipment of $370,000 and purchases of intangible assets of $17,000, offset by the proceeds from a related party loan of $70,000 for the year ended December 31, 2003. The expenditures for property and equipment of $586,000 in 2004 were principally for the purchase of equipment for our Engineered Products segment, leasehold improvements for our new mask production facility and software and hardware purchases.

We expect to purchase approximately $500,000 of additional equipment in 2005. These expenditures will be primarily for equipment for our new Engineered Products segment.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the year ended December 31, 2004, we bought back a total of 215,000 shares of common stock at a cost of $372,000.  As of December 31, 2004, we have bought back a total of 2,323,800 shares of common stock at a cost of $2,497,000 since the end of 1999.

For the year ended December 31, 2004, net cash provided by financing activities was $596,000 compared to cash used in financing activities of $430,000 for the same period of 2003.  Our financing activities in 2004 consisted primarily of cash proceeds of $ 760,000 from the exercise of 824,894 stock options and $208,000 from the exercise of 119,048 warrants, partially offset by payments of $372,000 for the repurchase of 215,000 shares of common stock.  Our financing activities in 2003 consisted primarily of payments on our notes payable of $415,000 and payments of $287,000 for the repurchase of 300,000 shares of common stock, partially offset by cash proceeds of $272,000 from the exercise of 402,000 stock options.

As shown below, at December 31, 2004, our contractual cash obligations totaled approximately $1,343,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,343,000	$569,000	$499,000	$247,000	$28,000

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,343,000	$569,000	$499,000	$247,000	$28,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions.  We expect to adopt SFAS No. 123-R effective July 1, 2005 using the modified prospective application with no restatement of prior interim periods. We do not expect the adoption of this standard to have a significant impact on our financial position or results of operations.  During the second half of 2005, we expect to record compensation expense of approximately $38,000 in connection with the adoption of SFAS No. 123-R, based on existing unvested options as of December 31, 2004.

In January 2003, the FASB, issued FASB Interpretation Number, FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date.  In December 2003, the FASB issued a revision to FIN 46, FIN46R, to clarify certain provisions and exempt certain entities from its requirements.  Since we do not have any variable interest entities, the adoption of FIN 46 and FIN 46R did not have an impact on our financial position or results of operations.

ITEM 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Mexico. In addition the Company’s executive office, which employees 18 people, is located in Canada. Our results of operations could be negatively affected by changes in foreign currency exchange rates due to stronger economic conditions in those countries.  We believe we do not have a material foreign currency exposure due to the fact that our purchase agreements with our third party subcontractors in both China and Mexico are in US dollars.  In Canada our foreign currency exposure is not material due to the fact that we do not manufacture in Canada.

We do not expect any significant effect on our results of operations from inflation or interest and currency rate fluctuations.  We do not hedge our interest rate or foreign exchange risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of Independent Registered Public Accounting Firm thereon are set forth under Item 15 (a) (1) of this Form 10-K.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is presented below:

2004 Quarters

	1ST	2ND	3RD	4TH
Revenue	$5,853,000	$6,748,000	$5,827,000	$6,413,000
Gross Profit	2,990,000	3,240,000	2,917,000	3,139,000
Net Income	467,000	450,000	374,000	556,000
Basic and Diluted Income per Share	0.02	0.02	0.02	0.02

2003 Quarters

	1ST	2ND	3RD	4TH
Revenue	$5,355,000	$8,896,000	$6,642,000	$6,068,000
Gross Profit	2,726,000	4,776,000	3,218,000	2,940,000
Net Income	465,000	1,364,000	701,000	481,000
Basic and Diluted Income per Share	0.02	0.06	0.03	0.02

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

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with General Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2004), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2005.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b)	No reports on Form 8-K have been filed during the last quarter covered by this report.

(c)	Exhibit Index
10 (r) Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc. for housewrap

10 (s) Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc. for synthetic roof underlayment

23 (a) Consent of Independent Registered Public Accounting Firm

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

	(e)	BFD Industries Limited Partnership Agreement between 881216 Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
	(f)	Asset Purchase Agreement between the Company and the BFD Industries Limited Partnership dated May 17, 1990
	(g)	Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
	(h)	Professional Services Agreement between the Company and Quanta Corporation dated September, 1991

	(i)	Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
	(j)	National Account Marketing Agreement between the Company and National Contracts, Inc. dated October 7, 1991
	(k)	Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991.
	(l)	Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
	(m)	Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
	(n)	Group Purchasing Agreement between the Company and Magnet, Inc.
	(o)	Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.
	(p)	VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****
	(q)	Business Relationship/Confidentially Agreement between the Company and McDonald’s Corporation dated February 1, 2000 and First Amendment thereto *****
	(r)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc.for housewrap dated January 28, 2005 ******
	(s)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc. for synthetic roof underlayment dated February 24, 2005 ******

(23)	(a)	Consent of Independent Registered Public Accounting Firm ******

Unless otherwise noted, all of the foregoing exhibits are incorporated by reference to Form 10 Registration Statement (File No. 0-1983) filed on February 25, 1992.

*	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 019893)

**	Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

***	Incorporated by reference to Post-Effective Amendment No. 1 filed January 30, 1997 to Registration Statement on Form S-1 (File No,. 33-93894)

****	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 01-9893)

*****	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 01-9893)

******	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 9, 2005	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 9, 2005	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 9, 2005.

/s/ David B. Anderson
David B. Anderson, Director

/s/ Donald E. Bennett Jr.
Donald E. Bennett, Jr. Director

/s/ Sheldon Hoffman
Sheldon Hoffman, Director

/s/ Robert H. Isaly
Robert H. Isaly, Director

/s/ Russ Manock
Russ Manock, Director

/s/ Alexander W. Millar
Alexander W. Millar, Director

/s/ Dr. John Ritota
Dr. John Ritota, Director

Alpha Pro Tech, Ltd.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

F – 1

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Salt Lake City, UT
March 4, 2005

F – 2

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,875,000	$3,427,000
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $69,000 at December 31, 2004 and 2003, respectively	4,261,000	2,707,000
Inventories, net	4,802,000	6,015,000
Prepaid expenses and other current assets	949,000	245,000
Deferred income taxes	461,000	362,000
Total current assets	15,348,000	12,756,000

Property and equipment, net	3,256,000	3,166,000
Goodwill, net	55,000	55,000
Intangible assets, net	130,000	119,000
Total assets	$18,789,000	$16,096,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,363,000	$956,000
Accrued liabilities	1,074,000	1,539,000
Total current liabilities	2,437,000	2,495,000

Deferred income taxes	652,000	574,000
Total liabilities	3,089,000	3,069,000

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 23,456,849 and 22,727,907 issued and outstanding at December 31, 2004 and 2003, respectively	235,000	227,000
Additional paid-in capital	24,193,000	23,375,000
Accumulated deficit	(8,728,000)	(10,575,000)
Total shareholders’ equity	15,700,000	13,027,000
Total liabilities and shareholders’ equity	$18,789,000	$16,096,000

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations

	Year ended December 31,
	2004	2003	2002

Net sales	$24,841,000	$26,961,000	$21,789,000

Cost of goods sold, excluding depreciation and amortization shown below	12,555,000	13,301,000	11,266,000
Gross profit	12,286,000	13,660,000	10,523,000

Expenses:
Selling, general and administrative	8,925,000	8,602,000	7,435,000
Depreciation and amortization	517,000	509,000	447,000
Income from operations	2,844,000	4,549,000	2,641,000

Other income (expense)
Gain on sale of assets	7,000	—	3,000
Interest, net	7,000	(20,000)	(24,000)

Income before provision for income taxes	2,858,000	4,529,000	2,620,000

Provision for income taxes	1,011,000	1,518,000	955,000
Net income	$1,847,000	$3,011,000	$1,665,000

Basic income per share	$0.08	$0.13	$0.07

Diluted income per share	$0.08	$0.13	$0.07

Basic weighted average shares outstanding	23,215,809	22,517,683	23,263,451

Diluted weighted average shares outstanding	24,624,613	24,059,508	23,770,248

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2001	23,546,809	$235,000	$23,920,000	$(15,251,000)	$8,904,000

Options exercised	10,000	—	7,000	—	7,000
Common stock repurchased	(930,902)	(9,000)	(793,000)	—	(802,000)
Net income	—	—	—	1,665,000	1,665,000

Balance at December 31, 2002	22,625,907	226,000	23,134,000	(13,586,000)	9,774,000

Options exercised	402,000	4,000	268,000	—	272,000
Common stock repurchased	(300,000)	(3,000)	(284,000)	—	(287,000)
Income tax benefit from stock options exercised	—	—	257,000	—	257,000
Net income	—	—	—	3,011,000	3,011,000

Balance at December 31, 2003	22,727,907	227,000	23,375,000	(10,575,000)	13,027,000

Options exercised	824,894	9,000	751,000	—	760,000
Warrants exercised	119,048	1,000	207,000		208,000
Common stock repurchased	(215,000)	(2,000)	(370,000)	—	(372,000)
Income tax benefit from stock options exercised	—	—	230,000	—	230,000
Net income	—	—	—	1,847,000	1,847,000

Balance at December 31, 2004	23,456,849	$235,000	$24,193,000	$(8,728,000)	$15,700,000

The accompanying notes are an integral part of these consolidated financial statements.

F – 5

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,847,000	$3,011,000	$1,665,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517,000	509,000	447,000
Gain on sale of assets	(7,000)	—	(3,000)
Deferred income taxes	(21,000)	36,000	92,000
Income tax benefit from stock options exercised	230,000	257,000	—
Changes in assets and liabilities:
Accounts receivable, net	(1,554,000)	(421,000)	(98,000)
Inventories, net	1,213,000	(2,657,000)	223,000
Prepaid expenses and other current assets	(704,000)	110,000	142,000
Accounts payable and accrued liabilities	(58,000)	450,000	560,000
Net cash provided by operating activities	1,463,000	1,295,000	3,028,000

Cash flows from investing activities:
Proceeds from related party loans	—	70,000	5,000
Purchase of property and equipment	(586,000)	(370,000)	(174,000)
Proceeds from sale of assets	16,000	—	3,000
Purchase of intangible assets	(41,000)	(17,000)	(11,000)
Net cash used in investing activities	(611,000)	(317,000)	(177,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	760,000	272,000	7,000
Proceeds from exercise of warrants	208,000	—	—
Payments for the repurchase of common stock	(372,000)	(287,000)	(802,000)
Proceeds from notes payable	—	—	473,000
Payments on notes payable	—	(415,000)	(1,013,000)
Principal payments on capital leases	—	—	(9,000)
Net cash provided by (used in) financing activities	596,000	(430,000)	(1,344,000)

Increase in cash and cash equivalents	1,448,000	548,000	1,507,000

Cash and cash equivalents, beginning of period	3,427,000	2,879,000	1,372,000
Cash and cash equivalents, end of period	$4,875,000	$3,427,000	$2,879,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,800	$34,000	$42,000
Cash paid for income taxes	$1,682,000	$1,481,000	$65,000

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.             The Company

Alpha Pro Tech, Ltd. (the Company) manufactures and distributes a line of disposable protective apparel and a line of infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields. The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

During the second quarter 2004, the Company announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

2.             Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc. (APT), as well as APT’s wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. (Engineered Products).  All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. The Company assesses inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand.

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

Expenditures for renewals and betterments are capitalized, whereas costs of maintenance and repairs are charged to operations in the period incurred.

Goodwill and Intangible assets

The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted

F – 7

SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill is not amortized, but rather is tested for impairment (Note 5).  Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2004, 2003 and 2002.

Revenue recognition

Revenue Recognition: For sales transactions, the Company complies with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical data.

Shipping and Handling Costs

The costs of shipping product to distributors are classified in cost of goods sold.

Stock Based Compensation

The Company has chosen to account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.  The fair values of stock option grants are determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility based on historic and managements expectations of future volatility, risk-free interest rates from published sources, weighted average expected option lives based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  The Company’s stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

The Company’s stock option plans are described more fully in Note 8.  No stock-based employee compensation is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

F – 8

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, to stock-based employee compensation.

	For the Year Ended December 31,
	2004	2003	2002

Net income, as reported	$1,847,000	$3,011,000	$1,665,000
Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(150,000)	(5,000)	(336,000)

Pro forma net income	$1,697,000	$3,006,000	$1,329,000

Net income per share:
Basic - as reported	$0.08	$0.13	$0.07
Basic - pro forma	0.07	0.13	0.06
Diluted - as reported	0.08	0.13	0.07
Diluted - pro forma	0.07	0.12	0.06

Income Taxes

The Company accounts for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes”.  This statement requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Year Ended December 31,
	2004	2003	2002

Net income (Numerator)	$1,847,000	$3,011,000	$1,665,000

Shares (Denominator):
Basic weighted average shares outstanding	23,215,809	22,517,683	23,263,451
Add: Dilutive effect of stock options and warrants	1,408,804	1,541,825	506,797

Diluted weighted average shares outstanding	24,624,613	24,059,508	23,770,248

Net income per share:
Basic	$0.08	$0.13	$0.07
Diluted	$0.08	$0.13	$0.07

F – 9

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2004, 2003 and 2002.

Reclassifications

Certain 2003 and 2002 balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on total assets, total liabilities, shareholders’ equity or net income.

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2004, 2003 and 2002.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2004, 2003 and 2002.

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

Fair value of financial instruments

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective book values at December 31, 2004 and 2003.

New accounting standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. We expect to adopt SFAS No. 123-R effective July 1, 2005 using the modified prospective application with no restatement of prior interim periods. We do not expect the adoption of this standard to have a significant impact on our financial position or results of operations.  During the second half of 2005, we expect to record compensation expense of approximately $38,000 in connection with the adoption of SFAS No. 123-R, based on existing unvested options as of December 31, 2004.

In January 2003, FASB, issued FASB Interpretation Number, FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the

F – 10

characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date.  In December 2003, the FASB issued a revision to FIN 46, FIN46R, to clarify certain provisions and exempt certain entities from its requirements.  Since we do not have any variable interest entities, the adoption of FIN 46 and FIN 46R did not have an impact on our financial position or results of operations.

3.             Inventories

Inventories consist of the following:

	December 31,
	2004	2003

Raw materials	$2,719,000	$3,174,000
Work in process	57,000	44,000
Finished goods	2,452,000	3,183,000
	5,228,000	6,401,000
Less reserve for slow-moving, obsolete or unusable inventory	(426,000)	(386,000)

	$4,802,000	$6,015,000

4.             Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003

Buildings	$355,000	$355,000
Machinery and equipment	5,312,000	4,912,000
Office furniture and equipment	896,000	831,000
Leasehold improvements	212,000	141,000
	6,775,000	6,239,000
Less accumulated depreciation and amortization	(3,519,000)	(3,073,000)

	$3,256,000	$3,166,000

Depreciation and amortization of property and equipment was $ 487,000, $487,000 and $426,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.             Goodwill and Intangible Assets

Goodwill: The Company adopted SFAS 142 effective January 1, 2002.  In accordance with the requirements of SFAS 142, goodwill is no longer amortized, but is subject to an annual impairment test.  The transitional and annual impairment tests have been completed and did not result in an impairment charge.

F – 11

Intangible Assets: Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

		December 31, 2004			December 31, 2003
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	9.0	$261,000	$(131,000)	$130,000	$220,000	$(101,000)	$119,000

Amortization of intangible assets was $30,000, $22,000 and $21,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2005	$36,000
2006	14,000
2007	14,000
2008	14,000
2009	14,000
After 2009	38,000
$130,000

6.             Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003

Payroll expenses	$163,000	$148,000
Bonuses payable	516,000	737,000
Accrued rebates and other	395,000	174,000
Income taxes payable	—	480,000

	$1,074,000	$1,539,000

At December 31, 2004, the Company had an income tax overpayment of $400,000, which has been classified as a prepaid expense and other current assets.

7.             Notes Payable

In December 1997, the Company, through its wholly owned subsidiary APT, entered into a three-year credit facility with an asset-based lender.  The facility was renewed in May 2004 and has been extended until May 15, 2005.  The Company intends to renew this facility.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.

During the year ended December 31, 2004, the Company did not borrow on its line of credit.  The

F – 12

Company’s borrowing capacity on the line of credit was $2,860,000 at December 31, 2004.  The credit facility bears interest at prime plus 0.5%, (5.50% and 4.50% at December 31, 2004 and 2003, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment.  Under the terms of the facility, the Company pays a 0.5% loan fee annually.

As of December 31, 2004 the Company does not have any debt.

8.             Shareholders’ Equity

Warrant activity

As of January 1, 2004, the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share.  These warrants were exercised during 2004 and as of December 31, 2004 the Company has no outstanding warrants.

Option activity

During 1993, the Company adopted stock option plans for employees and directors of the Company.  Under those plans, 4.8 million options were reserved for issuance and approximately 4.3 million options were granted.  Under the 1993 plans, option grants vested immediately and expired no later than the fifth anniversary of the date of grant.  The exercise price of the options was determined based on the fair value of the stock on the date of grant.  These plans have expired and in 2004 the Company received shareholder approval for the 2004 Stock Option Plan.

Under the 2004 Stock Option Plan (2004 Plan), 2.5 million options have been reserved for issuance and approximately 0.5 million option have been granted as of December 31, 2004.  Under the 2004 Plan, option grants have a one year vesting period and expire no later than the tenth anniversary of the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2004:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2001	3,497,000	$0.89
Granted to employees and directors	1,510,000	$0.83
Exercised	(10,000)	$0.67
Canceled/Expired/Forfeited	(1,141,000)	$0.79

Options outstanding, December 31, 2002	3,856,000	$0.90
Granted to employees and directors	10,000	$1.63
Exercised	(402,000)	$0.68
Canceled/Expired/Forfeited	—	—

Options outstanding, December 31, 2003	3,464,000	$0.93
Granted to employees and directors	520,000	$1.58
Exercised	(825,000)	$0.92
Canceled/Expired/Forfeited	(15,000)	$1.06
Options outstanding, December 31, 2004	3,144,000	$1.04
Options exercisable, December 31, 2004	2,624,000	$0.94

F – 13

The following summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
			Average			Average
Exercise		Average	Term		Average	Term
Price	Shares	Price	Remaining	Shares	Price	Remaining

$0.76 to $0.99	2,014,000	$0.86	2.44	2,014,000	$0.86	2.44
$1.00 to $1.48	600,000	$1.18	0.90	600,000	$1.18	0.90
$1.49 to $1.63	530,000	$1.58	9.04	10,000	$1.63	3.75
	3,144,000	$1.04	3.26	2,624,000	$0.94	2.09

The fair value of options granted to employees/directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002

Risk-free interest rate	3.45%	1.75%	2.72-4.69%
Expected life	10 years	2.5 years	5 years
Expected volatility	81%	84%	80%
Expected dividend yield	0%	0%	0%

The weighted-average grant date fair values of employee/director options granted during the years ended December 31, 2004, 2003 and 2002 were $1.32, $0.83 and $0.34, respectively.

9.             Income Taxes

In 1994, the Company changed its name and commercial domicile from Canada to US.  As a result of the change in domicile, NOL differences were created for book and tax purposes.  With the change in domicile, the majority of the Canadian company’s NOL’s could not be utilized for tax purposes. As well, during 1995 the Company wrote off $4.9 million of intangible assets which resulted in a loss for book purposes and not for tax purposes.  Although the items mentioned above are included in the accumulated deficit they cannot be used for tax purposes.  During the year ended December 31, 2000; all available NOL’s had been utilized or expired.

The provision for income taxes consists of the following:

	Year ended December 31,
	2004	2003	2002

Current	$990,000	$1,482,000	$863,000
Deferred	21,000	36,000	92,000
	$1,011,000	$1,518,000	$955,000

F – 14

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2004	2003

Inventory reserve	$145,000	$131,000
Intangible assets	75,000	89,000
Alternative minimum tax credits	47,000	14,000
Other	194,000	128,000
Gross deferred tax assets	461,000	362,000

Property and equipment	(643,000)	(566,000)
State income taxes	(9,000)	(8,000)
Gross deferred tax liabilities	(652,000)	(574,000)
Net deferred tax liability	$(191,000)	$(212,000)

The net deferred tax liability is reflected in the consolidated balance sheets as follows:

	December 31,
	2004	2003

Current deferred tax asset	$461,000	$362,000
Long-term deferred tax liability	(652,000)	(574,000)
	$(191,000)	$(212,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2004	2003	2002
Income taxes based on US statutory rate (34%)	$972,000	$1,540,000	$891,000
Non-deductible meals and entertainment	17,000	15,000	11,000
Foreign tax credits	(84,000)	(51,000)	(29,000)
State taxes	73,000	146,000	93,000
Other	33,000	(132,000)	(11,000)
	$1,011,000	$1,518,000	$955,000

10.          Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through May 30, 2010.

F – 15

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases

2005	$569,000
2006	283,000
2007	216,000
2008	130,000
2009	117,000
2010	28,000
Future minimum lease payments	$1,343,000

Total rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $554,000, $568,000 and $593,000, respectively.

11.          Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations The Company contributes 0.5% for those employees contributing 1% of their gross earnings and contributes 1% for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $23,000, $21,000 and $22,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are entitled to a combined bonus equal to 10% of the pre-tax profits of the Company.  Bonuses of $318,000, $500,000 and $291,000 were accrued for the years ended December 31, 2004, 2003 and 2002, respectively.

12.          Activity of Business Segments

The Company operates through four segments:

Disposable Protective Apparel Products: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Track and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

Infection Control Products: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.

Extended Care Products: consisting of a line of medical bed pads using Unreal Lambskin ® (synthetic lambskin) The Unreal Lambskin ® is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin ® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories. The Company also manufactures a line of pet beds and pet toy accessories with this material.

F – 16

Engineered Products: this new fourth segment was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. This segment will consist of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products will consist of building wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  The Company has an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  The agreement requires a royalty payment of 5.0% of the net sales associated with the antimicrobial formulation.  This product is designed to reduce operating costs in cleanrooms and hospitals while preserving environmental safety.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment:

	Year Ended December 31,
	2004	2003	2002

Disposable Protective Apparel	$17,783,000	$16,075,000	$14,797,000
Infection Control	5,108,000	8,993,000	4,874,000
Extended Care	1,932,000	1,893,000	2,118,000
Engineered Products	18,000	—	—

Consolidated total net sales	$24,841,000	$26,961,000	$21,789,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2004	2003	2002

Disposable Protective Apparel	$6,349,000	$5,104,000	$4,638,000
Infection Control	1,942,000	4,245,000	1,698,000
Extended Care	305,000	302,000	399,000
Engineered Products	(371,000)	—	—
Total segment income	8,225,000	9,651,000	6,735,000

Unallocated corporate overhead expenses	(5,367,000)	(5,122,000)	(4,115,000)
Provision for income taxes	(1,011,000)	(1,518,000)	(955,000)
Consolidated net income	$1,847,000	$3,011,000	$1,665,000

F – 17

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2004	2003	2002

Net sales by region
United States	$23,684,000	$23,968,000	$20,556,000
International	1,157,000	2,993,000	1,233,000

Consolidated total net sales	$24,841,000	$26,961,000	$21,789,000

Long-lived assets by region
United States	$3,179,000	$3,012,000	$3,099,000
International	77,000	154,000	184,000

Consolidated total long-lived assets	$3,256,000	$3,166,000	$3,283,000

Net sales by region are based on the countries in which the customers are located.  For the years ended December 31, 2004, 2003 and 2002, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

13.          Concentration of Risk

The Company maintains it cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

The Company sells significant amounts of product to a large distributor on credit terms. The agreement with this distributor, which provides for exclusive distribution rights with respect to disposable protective apparel, mask and eye shields for sale to the industrial/cleanroom market place, is for a three-year period from January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term.  In order to retain such exclusivity, this distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year.  Since the beginning of the Company’s relationship with such supplier, the minimum requirement has been met each year. Net sales to this distributor were 63.7%, 54.8% and 63.2% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively.  Accounts receivable from this distributor represented 77.2% of total accounts receivable at December 31, 2004.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

The Company currently buys a significant amount of its products from one third party subcontractor located in China.  Although there are a limited number of manufacturers of the particular product, management believe that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

F – 18

Alpha Pro Tech, Ltd. And Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2004

Allowance for doubtful accounts	$69,000	$6,000	$—	—	$75,000

Reserve for slow moving, obsolete or unusable inventory	$386,000	$40,000	$—	$—	$426,000

Year Ended December 31, 2003

Allowance for doubtful accounts	$37,000	$32,000	$—	—	$69,000

Reserve for slow moving, obsolete or unusable inventory	$332,000	$54,000	$—	$—	$386,000

Year Ended December 31, 2002

Allowance for doubtful accounts	$34,000	$12,000	$—	$(9,000)	$37,000

Reserve for slow moving, obsolete or unusable inventory	$312,000	$20,000	$—	$—	$332,000

F – 19