Form 10-Q
period 2005-03-31
ALPHA PRO TECH LTD
filed 2005-05-12
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

Commission File No. 01-15725

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2005.

23,678,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - March 31, 2005 and December 31, 2004

	b)	Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004

	c)	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2005

	d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

New Accounting Standards

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2005 with the same period in 2004.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004 (1)

Assets
Current assets:
Cash and cash equivalents	$3,368,000	$4,875,000
Accounts receivable, net of allowance for doubtful accounts of $75,000 at March 31, 2005 and December 31, 2004	4,604,000	4,261,000
Inventories, net	6,060,000	4,802,000
Prepaid expenses and other current assets	798,000	949,000
Deferred income taxes	461,000	461,000
Total current assets	15,291,000	15,348,000

Property and equipment, net	3,409,000	3,256,000
Goodwill, net	55,000	55,000
Intangible assets, net	123,000	130,000
Total assets	$18,878,000	$18,789,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,335,000	$1,363,000
Accrued liabilities	479,000	1,074,000
Total current liabilities	1,814,000	2,437,000

Deferred income taxes	652,000	652,000
Total liabilities	2,466,000	3,089,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,678,955 and 23,456,849 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	237,000	235,000
Additional paid-in capital	24,459,000	24,193,000
Accumulated deficit	(8,284,000)	(8,728,000)
Total shareholders’ equity	16,412,000	15,700,000
Total liabilities and shareholders’ equity	$18,878,000	$18,789,000

(1)	The condensed consolidated balance sheet as of December 31, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Net sales	$6,982,000	$5,853,000

Cost of goods sold, excluding depreciation and amortization	3,821,000	2,863,000

Gross margin	3,161,000	2,990,000

Expenses:
Selling, general andadministrative	2,352,000	2,115,000
Depreciation and amortization	123,000	132,000

Income from operations	686,000	743,000

Interest, net	(16,000)	1,000

Income before provision for income taxes	702,000	742,000

Provision for income taxes	258,000	275,000

Net income	$444,000	$467,000

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Basic weighted average shares outstanding	23,646,008	23,106,731

Diluted weighted average shares outstanding	25,042,812	24,891,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional	Accumulated
	Shares	Common Stock	Paid-in Capital	Deficit	Total
Balance at December 31, 2004	23,456,849	$235,000	$24,193,000	$(8,728,000)	$15,700,000
Options exercised	232,106	2,000	287,000	—	289,000
Common stock repurchased	(10,000)	—	(21,000)	—	(21,000)
Net income	—	—	—	444,000	444,000
Balance at March 31, 2005	23,678,955	$237,000	$24,459,000	$(8,284,000)	$16,412,000

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For the Three months Ended
	March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$444,000	$467,000
Adjustments to reconcile net income to net cash used in by operating activities:
Depreciation and amortization	123,000	132,000
Changes in assets and liabilities:
Accounts receivable, net	(343,000)	(370,000)
Inventories, net	(1,258,000)	258,000
Prepaid expenses and other current assets	151,000	18,000
Accounts payable and accrued liabilities	(623,000)	(1,298,000)

Net cash used in operating activities:	(1,506,000)	(793,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(267,000)	(44,000)
Purchase of intangible assets	(2,000)	(15,000)

Net cash used in investing activities	(269,000)	(59,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	289,000	248,000
Payments for the repurchase of common stock	(21,000)	(23,000)
Net cash provided by financing activities	268,000	225,000

Decrease in cash during the period	(1,507,000)	(627,000)

Cash and cash equivalents, beginning of period	4,875,000	3,427,000
Cash and cash equivalents, end of period	$3,368,000	$2,800,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (Alpha ProTech, the Company, we, our, us) manufactures and distributes a line of disposable protective apparel and a line of infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields. The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2004 was extracted from the audited consolidated financial statements contained in the 2004 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

	For the Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$444,000	$467,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(90,000)	—

Pro forma net income	$354,000	$467,000

Net income per share:
Basic - as reported	$0.02	$0.02
Basic - pro forma	0.01	0.02
Diluted — as reported	0.02	0.02
Diluted - pro forma	0.01	0.02

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2005 the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statement.

5.                                      Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$3,304,000	$2,719,000
Work in process	211,000	57,000
Finished goods	2,909,000	2,452,000
	6,424,000	5,228,000
Less reserve for slow-moving, obsolete or unusable inventory	(364,000)	(426,000)
	$6,060,000	$4,802,000

6.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2005	2004
Bonuses payable	$98,000	$516,000
Accrued payroll	247,000	163,000
Accrued rebates and other	134,000	395,000
	$479,000	$1,074,000

7.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three Months Ended
	March 31,
	2005	2004
Net income (Numerator)	$444,000	$467,000

Shares (Denominator):

Basic weighted average shares outstanding	23,646,008	23,106,731

Add: Dilutive effect of stock options and warrants	1,396,804	1,785,160

Diluted weighted average shares outstanding	25,042,812	24,891,891

Net income per share:

Basic	$0.02	$0.02

Diluted	$0.02	$0.02

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

Engineered Products: this new fourth segment was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2004 10-K.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales

The following table shows net sales for each segment for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended
	March 31,
	2005	2004

Disposable protective apparel	$4,243,000	$4,092,000
Infection control	1,216,000	1,216,000
Engineered products	990,000	—
Extended care	533,000	545,000

Consolidated total net sales	$6,982,000	$5,853,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended
	March 31,
	2005	2004
Disposable protective apparel	$1,482,000	$1,559,000
Infection control	477,000	399,000
Engineered products	(115,000)	—
Extended care	88,000	96,000

Total segment income	1,932,000	2,054,000
Unallocated corporate overhead expenses	(1,230,000)	(1,312,000)
Provision for income taxes	(258,000)	(275,000)

Consolidated net income	$444,000	$467,000

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements.

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

Revenue Recognition: For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

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

Stock Based Compensation:  We account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.  Under APB opinion No. 25, no stock-based employee compensation is reflected in net income, as all options granted under the Company’s plan have an exercise price equal to the market value of the stock on the date of the grant.  The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 would have been a decrease of $90,000 for the quarter ended March 31, 2005.

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

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions.  We will adopt SFAS No. 123-R effective January 1, 2006 using the modified prospective application with no restatement of prior interim periods. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds.  Alpha ProTech Engineered Products develops and manufactures a line of construction supply weatherization products, including housewrap and roof underlayment, as well as a line of antimicrobial paint.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are classified into six groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces;  a line of pet beds; construction weatherization products, consisting of house wrap and synthetic roof underlayment; and a line of paint with antimicrobials designed to inhibit growth of bacteria, fungi and algae on painted surfaces.

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment as well as the line of antimicrobial paint.

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

During 2004, we announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc. (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The construction supply weatherization products consist of house wrap and a synthetic roof underlayment.  The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments. Our paint has been tested at Nelson Laboratories, Inc., a privately owned testing lab specializing in microbiology, and confirmed by a leading university for its containment ability to inhibit micro-organisms.  We have an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  In addition to our paint with antimicrobials, we are currently developing a line of sealants with antimicrobials to be used for mold remediation.

During the first quarter of 2005, we announced two sales and marketing agreements for our line of construction supply weatherization products.  On January 31, 2005 we announced that we signed a 3 year mutually exclusive agreement with Perma “R” Products, Inc., (Perma “R”) a Grenada, Mississippi based company. As part of the agreement, Perma “R” will be responsible for all marketing of our house wrap products, and has agreed to minimum sales of $5 million per year.   On February 28, 2005 we announced the signing of a second 3 year, mutually exclusive agreement with Perma “R”.  This second agreement stipulates that Perma “R” will be responsible for all sales & marketing of our synthetic roof underlayment product and has agreed to minimum sales of $3 million per year.

Engineered Products began production of house wrap and synthetic roof underlayment during the first quarter of 2005 and revenue for this segment for the quarter ended March 31, 2005 was $990,000.  This segment is expected to contribute significantly to revenue growth in 2005.

We are also focused on appreciably improving sales in the pharmaceutical, cleanroom and industrial safety markets.  We expect substantial growth in 2005 from our largest distributor as they implement their strategy, introduced in late 2004, to focus more on private label suppliers.  Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ specific needs.  Our Disposable Protective Apparel segment that services these markets grew by only 3.7% in the first quarter of 2005, due to some unforeseen circumstances in the supply chain.  However, orders from our largest distributor in the first quarter of 2005 exceeded orders for the same period in 2004 by approximately 25% or $1,000,000. We expect sales growth to significantly improve in this segment in the coming quarters

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended
	March 31,
	2005	2004
Sales	100.0%	100.0%

Gross profit	45.3	51.1

Selling, general and administrative	33.7	36.1

Income from operations	9.8	12.7

Income before provision for income taxes	10.1	12.7

Net income	6.4	8.0

Three months ended March 31, 2005, compared to the three months ended March 31, 2004

Sales.  Consolidated sales for the quarter ended March 31, 2005 increased to $6,982,000 from $5,853,000 for the quarter ended March 31, 2004, representing an increase of $1,129,000 or 19.3%.  We attribute the increase primarily to new sales of construction supply weatherization products of $990,000 and to increased sales of $110,000 to the industrial safety industry.

Sales for the Disposable Protective Apparel segment for the quarter ended March 31, 2005 were $4,243,000 compared to $4,092,000 for the same period of 2004.  The Disposable Protective Apparel segment sales increase of $151,000 or 3.7% was primarily due to increased sales of $110,000 or 24.8% to distributors that concentrate on the industrial safety industry.

Disposable Protective Apparel sales to our largest distributor increased by a marginal 1.4% or approximately $50,000 in the first quarter.  Orders from this distributor in the first quarter of 2005 exceeded orders for the same period in 2004 by 25% or approximately $1,000,000.  Due to a short-term issue with one of our raw materials, which has been resolved, and the Chinese New Year, which resulted in two weeks of down-time with one of our Chinese sub-contractor factories, we received fewer containers from China than ordered and therefore could not fulfill these orders within the first quarter.  We expect to fulfill these in the second quarter.  We expect substantial growth in 2005 from this distributor as they implement their strategy, introduced in late 2004, to focus more on private label suppliers.  We also expect growth with other distributors that specialize in the industrial safety industry.

 Infection Control segment sales for the quarter ended March 31, 2005 and the same period of 2004, remained flat at $1,216,000.  Medical and dental mask sales were slightly up and industrial mask sales were slightly down.  Eye shield sales were basically flat.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap and roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the quarter ended March 31, 2005 was $990,000 as compared to $0 for the same period of 2004.  The breakdown of the construction supply weatherization products is as follows for the first quarter of 2005: 77% house wrap and 33% roof underlayment.  The construction supply weatherization products account for almost all of the sales for the first quarter of 2005.  Due to the industry’s traditional seasonal softness in the second quarter, we do not anticipate sales to increase substantially in the second quarter of 2005 however; we do expect significant growth in the second half of 2005.  Management expects this segment to contribute significantly to revenues in 2005.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $12,000 or 2.2% to $533,000 for the quarter ended March 31, 2005 from $545,000 for the quarter ended March 31, 2004.  The slight decrease of $12,000 in sales is primarily the result of lower pet bed sales.

Gross Profit   Gross profit increased by 5.7% to $3,161,000 for the quarter ended March 31, 2005 from $2,990,000 for the same period in 2004.  Gross profit margin decreased to 45.3% for the quarter ended March 31, 2005 from 51.1% for the same period in 2004.

Excluding Engineered Products, gross profit margin was 49.3% for the quarter ended March 31, 2005.  This gross profit margin is in line with the gross profit margin of 49.5% for fiscal 2004.

Gross profit on Engineered Products was 20.6% for the quarter ended March 31, 2005.   Our gross profit margin was lower than expected in the first quarter of 2005 due to start-up issues.  Our innovative printing presses for house wrap were designed by us to enable fast change over on printing plates and ink color changes.  As is common with all new equipment, it required debugging and during this process the machine did not run as efficiently resulting in low productivity and high scrap.  Furthermore, the machine operators had to be trained to run this new machine, again resulting in high scrap and low productivity.  In addition gross profit was affected due to the fact that we had to outsource the printing and converting of roof underlayment.  We expect the printing and converting to be in house by the end of the second quarter.  Gross profit on this product line is expected to increase to the mid 20% range for the second quarter of 2005 and to 30% by the fourth quarter of 2005.  We anticipate gross margin to improve to the mid 30% range by the second quarter of 2006.

Gross profit margin is primarily down due to lower margins on the Engineered Products segment and to a lesser extent, some raw material price increases and competitive pressure on pricing.

Management expects some pressure on consolidated gross profit margins over the next twelve months primarily due to the lower gross margin on the Engineered Products segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $237,000 or 11.2% to $2,352,000 for the quarter ended March 31, 2005 from $2,115,000 for the quarter ended March 31, 2004.  As a percentage of net sales, selling, general and administrative expenses decreased to 33.7% for the quarter ended March 31, 2005 from 36.1% for the same period in 2004.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $13,000, increased travel expense of $12,000, increased marketing and commission expenses of $18,000, increased rent and utilities expense of $31,000, increased insurance expense of $39,000, increased professional fees and public company expenses of $48,000, Sarbanes-Oxley Corporate Governance costs of $45,000, increased factory indirect expenses of $22,000 which are primarily related to the Engineered Products division, increased office expenses of $9,000 and increased miscellaneous general expenses of $9,000, partially offset by decreased expense for the executive bonus program of $4,000 and decreased telecommunication expenses of $5,000.

Selling, general and administrative expenses for the quarter ended March 31, 2005 for the Engineered Products segment was $317,000 as compared to $0 for the same period of 2004. We believe that we have built the infrastructure required to substantially grow Engineered Products and do not anticipate expenses to change substantially from current levels for at least the next twelve months if sales increase as expected.  Expenses are expected to decrease significantly as a percentage of sales as Engineered Products sales grow.

Excluding the Engineered Products segment expenses, selling, general and administrative expenses in the first quarter of 2005 decreased by $80,000 or 3.8% to $2,035,000 as compared to $2,115,000 for the same period of 2004.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  A total bonus of $78,000 was accrued for the first quarter of in 2005 as compared to $82,000 in the same period of 2004.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $9,000 to $123,000 for the quarter ended March 31, 2005 from $132,000 for the same period in 2004.  The decrease is primarily attributable to the closure of our facility located in Mexico.

Income from Operations.  Income from operations decreased by $57,000 or 7.7%, to $686,000 for the quarter ended March 31, 2005 as compared to income from operations of $743,000 for the quarter ended March 31, 2004.  The decrease in income from operations is due to an increase in selling, general and administrative expenses of $237,000, partially offset by an increase in gross profit of $171,000 and a decrease in depreciation and amortization of $9,000.

The decrease in income from operations in 2005 of $57,000 is primarily due to the loss on the Engineered Products segment of $115,000.  Excluding this segment, income from operations would be up $46,000 or 6.2%.

Net Interest.  For the quarter ended March 31, 2005, we had net interest income of $16,000 compared to net interest expense of $1,000 for the quarter ended March 31, 2004.  Interest expense remained flat at $2,000 for the quarter ended March 31, 2005 compared to $2,000 for the same period of 2004.  Interest income increased by $17,000 to $18,000 for the quarter ended March 31, 2005 as compared to $1,000 for the same period of 2004.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended March 31, 2005 was $702,000 compared to $742,000 for the quarter ended March 31, 2004, representing a decrease of $40,000 or 5.4%.  This decrease is attributable to an increase in selling, general and administrative expenses of $237,000, partially offset by an increase in gross profit of $171,000, a decrease in depreciation and amortization of $9,000 and a change in net interest of $17,000.

The decrease in income before provision for income taxes of $40,000 is primarily due to the loss on the Engineered Products segment of $115,000.  Excluding this segment, income before provision for income taxes would be up $63,000 or 8.5%.

Provision for Income Taxes  The provision for income taxes for the quarter ended March 31, 2005 was $258,000 compared to $275,000 for the quarter ended March 31, 2004.   The decrease in income taxes is primarily due to lower income before provision for income taxes in 2004.  The effective tax rate was 36.8% in 2005 compared to 37.1% in 2004.

Net Income.  Net income for the quarter ended March 31, 2005 was $444,000 compared to net income of $467,000 for the quarter ended March 31, 2004, a decrease of $23,000 or 4.9%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $40,000, partially offset by a decrease in income taxes of $17,000.  Basic and Diluted income per share for the quarter ended March 31, 2005 and 2004 was $0.02 and $0.02, respectively.

Net income for the first quarter of 2005 was affected by the pre-tax loss of $115,000 in connection with the Engineered Products segment.  Excluding this segment, net income for the first quarter 2005 would be $507,000, up $40,000 or 8.6%.  We expect profitability to begin on this segment in the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $3,368,000 and working capital of $13,477,000, an increase in working capital of $566,000 since December 31, 2004. Cash decreased $1,507,000 for the quarter ended March 31, 2005. The decrease in cash is primarily due to cash used in operating activities of $1,506,000, the purchase of property and equipment of $267,000 and the repurchase of $21,000 of common stock, partially offset by cash proceeds of $289,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At March 31, 2005, the prime interest rate was 5.75%.  The line of credit was renewed in May 2004 and expires in May 2005.  We intend to renew this facility.  The Company’s borrowing capacity on the line of credit was $3,500,000 at March 31, 2005.  The available line of credit is based on a formula of eligible accounts receivable and inventories. During the quarter ended March 31, 2005, we had not borrowed on this line of credit and have not borrowed on it since 2002.  As of March 31, 2005, we do not have any debt.

Net cash used in operating activities was $1,506,000 for the quarter ended March 31, 2005 compared to $793,000 for the quarter ended March 31, 2004.  The net cash used in operating activities of $1,506,000 for the quarter ended March 31, 2005 is due to an increase in accounts receivable of $343,000, an increase in inventory of $1,258,000, and a decrease in accounts payable and accrued liabilities of $623,000, partially offset by net income of $444,000, a decrease in prepaid expenses and other current assets of $151,000 and depreciation and amortization of $123,000.  The net cash used in operating activities of $793,000 for the quarter ended March 31, 2004 is due to an increase in accounts receivable of $370,000 and a decrease in accounts payable and accrued liabilities of $1,298,000, partially offset by net income of $467,000, depreciation and amortization of $132,000, a decrease in inventory of $258,000 and a decrease in prepaid expenses and other current assets of $18,000.

Accounts receivable increased by $343,000 or 8.0% to $4,604,000 for the quarter ended March 31, 2005 from $4,261,000 for the same period in 2004. The majority of this increase is due to increased sales in the first quarter of 2005, primarily attributable to the Engineered Products segment and to a lesser extent increased industrial safety sales, partially offset by lower sales to our largest distributor.

Inventory increased by $1,258,000 or 26.2% to $6,060,000 for the quarter ended March 31, 2005 from $4,802,000 for the same period in 2004.  The increase is primarily attributable to a build up of inventory for the Engineered Product segment.

Prepaid expenses and other current assets decreased by $151,000 to $798,000 for the quarter ended March 31, 2005 from $949,000 for the same period in 2004. The decrease of $151,000 is primarily due to a $242,000 decrease in prepaid tax installment payments, partially offset by an increase of $86,000 in prepaid insurance for Engineered Products.

Cash used for accounts payable and accrued liabilities in the quarter ended March 31, 2005 decreased by $623,000 to $1,814,000 from $2,437,000.  The decrease is primarily attributable to paying the 2004 chief executive officer and president bonus, as well as paying the 2004 corporate rebate to our largest distributor in the first quarter of 2005.

Net cash used in investing activities was $269,000 and $59,000 for the quarter ended March 31, 2005 and 2004, respectively.  Our investing activities in the first quarter of 2005 consisted primarily of expenditures for property and equipment of $267,000 and the purchase of intangible assets of $2,000, compared to expenditures for property and equipment of $44,000 and purchases of intangible assets of $15,000 for the quarter ended March 31, 2004. The expenditures for property and equipment of $267,000 in 2005 were principally for the purchase of equipment for our Engineered Products segment.

We expect to purchase approximately an additional $500,000 of equipment in 2005. These expenditures will be primarily for equipment for our new Engineered Products segment.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the quarter ended March 31, 2005, we bought back a total of 10,000 shares of common stock at a cost of $21,000.  As of March 31, 2005, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the quarter ended March 31, 2005, net cash provided by financing activities was $268,000 compared to $225,000 for the same period of 2004.  Our financing activities in 2005 consisted primarily of cash proceeds of $289,000 from the exercise of 232,106 stock options, partially offset by payments of $21,000 for the repurchase of 10,000 shares of common stock.  Our financing activities in 2004 consisted primarily of cash proceeds of $248,000 from the exercise of 417,000 stock options, partially offset by payments of $23,000 for the repurchase of 10,000 shares of common stock

As shown below, at March 31, 2005, our contractual cash obligations totaled approximately $1,193,000.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$1,193,000	$419,000	$499,000	$247,000	$28,000
Line of credit	—	—	—	—	—
Total contractual cash obligations	$1,193,000	$419,000	$499,000	$247,000	$28,000

(1) The amount for the year ending December 31, 2005 includes only payments to be made after March 31, 2005.

We believe that our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2005, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period ending March 31, 2005, the period in which this report was prepared.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible disclosure controls and procedures.

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16.         On March 10, 2005 registrant filed a report on Form 8-K with respect to Item 2.02 reporting that on March 9, 2005 registrant issued a release announcing its financial results for the fourth quarter and fiscal year ended December 31, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 12, 2005	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 12, 2005	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President