Form 10-Q
period 2005-06-30
ALPHA PRO TECH LTD
filed 2005-08-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005.

23,678,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - June 30, 2005 and December 31, 2004

	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004

	c)	Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2005

	d)	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and June 30, 2004

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

New Accounting Standards

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 5	Submission of Matters to a Vote Security Holders

ITEM 6	Exhibits and Reports on Form 8-K

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended June 30, 2005 with the same period in 2004.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004 (1)

Assets
Current assets:
Cash and cash equivalents	$1,123,000	$4,875,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at June 30, 2005 and $75,000 at December 31, 2004	5,830,000	4,261,000
Inventories, net	8,354,000	4,802,000
Prepaid expenses and other current assets	767,000	949,000
Deferred income taxes	461,000	461,000
Total current assets	16,535,000	15,348,000

Property and equipment, net	3,479,000	3,256,000
Goodwill, net	55,000	55,000
Intangible assets, net	122,000	130,000
Other assets	550,000	—
Total assets	$20,741,000	$18,789,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,616,000	$1,363,000
Accrued liabilities	1,058,000	1,074,000
Total current liabilities	2,674,000	2,437,000

Deferred income taxes	652,000	652,000
Total liabilities	3,326,000	3,089,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,678,955 and 23,456,849 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	237,000	235,000
Additional paid-in capital	24,459,000	24,193,000
Accumulated deficit	(7,281,000)	(8,728,000)
Total shareholders’ equity	17,415,000	15,700,000
Total liabilities and shareholders’ equity	$20,741,000	$18,789,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$9,040,000	$6,748,000	$16,022,000	$12,601,000

Cost of goods sold, excluding depreciation and amortization	4,813,000	3,508,000	8,634,000	6,371,000

Gross margin	4,227,000	3,240,000	7,388,000	6,230,000

Expenses:
Selling, general and administrative	2,516,000	2,398,000	4,868,000	4,513,000
Depreciation and amortization	123,000	135,000	246,000	267,000

Income from operations	1,588,000	707,000	2,274,000	1,450,000

Other income (expense)
Gain on sale of assets	—	7,000	—	7,000
Interest, net	7,000	(2,000)	23,000	(3,000)

Income before provision for income taxes	1,595,000	712,000	2,297,000	1,454,000

Provision for income taxes	592,000	262,000	850,000	537,000

Net income	$1,003,000	$450,000	$1,447,000	$917,000

Basic net income per share	$0.04	$0.02	$0.06	$0.04

Diluted net income per share	$0.04	$0.02	$0.06	$0.04

Basic weighted average shares outstanding	23,678,955	23,087,599	23,662,572	23,278,768

Diluted weighted average shares outstanding	25,075,759	24,567,552	25,059,376	24,911,324

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	23,456,849	$235,000	$24,193,000	($8,728,000)	$15,700,000
Options exercised	232,106	2,000	287,000	—	289,000
Common stock repurchased	(10,000)	—	(21,000)	—	(21,000)
Net income	—	—	—	1,447,000	1,447,000
Balance at June 30, 2005	23,678,955	$237,000	$24,459,000	$(7,281,000)	$17,415,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$1,447,000	$917,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246,000	267,000
Gain on sale of asset	—	(7,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,569,000)	(603,000)
Inventories, net	(3,552,000)	292,000
Prepaid expenses and other current assets	182,000	(591,000)
Accounts payable and accrued liabilities	237,000	(628,000)

Net cash used in operating activities:	(3,009,000)	(353,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(451,000)	(105,000)
Purchase of intangible assets	(10,000)	(34,000)
Proceeds from sale of assets	—	16,000
Investment in Joint Venture	(550,000)	—

Net cash used in investing activities	(1,011,000)	(123,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	289,000	251,000
Payments for the repurchase of common stock	(21,000)	(194,000)
Net cash provided by financing activities	268,000	57,000

Decrease in cash during the period	(3,752,000)	(419,000)

Cash and cash equivalents, beginning of period	4,875,000	3,427,000
Cash and cash equivalents, end of period	$1,123,000	$3,008,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”). The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2004 was extracted from the audited consolidated financial statements contained in the 2004 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,003,000	$450,000	$1,447,000	$917,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—		—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(93,000)	—	(183,000)	—

Pro forma net income	$910,000	$450,000	$1,264,000	$917,000

Net income per share:
Basic - as reported	$0.04	$0.02	$0.06	$0.04
Basic - pro forma	0.04	0.02	0.05	0.04
Diluted – as reported	0.04	0.02	0.06	0.04
Diluted - pro forma	0.04	0.02	0.05	0.04

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2005 the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

5.                                      Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$4,964,000	$2,719,000
Work in process	248,000	57,000
Finished goods	3,517,000	2,452,000
	8,729,000	5,228,000
Less reserve for slow-moving, obsolete or unusable inventory	(375,000)	(426,000)
	$8,354,000	$4,802,000

6.             Other Assets

On June 14, 2005, Alpha ProTech Engineered Products, Inc. entered into a 50/50 joint venture agreement with Maple Industries and Associates (Maple), a manufacturer in India, for the production of building products. The name of the joint venture is Harmony Plastics Private Limited (Harmony).   As of June 30, 2005, Alpha ProTech Engineered Products has invested $550,000 in the joint venture; $350,000 for share capital and $200,000 in the form of a long term advance.

In order to fund the joint venture, the agreement calls for Alpha ProTech Engineered Products, Inc. and Maple to each contribute $350,000 for share capital, and for Alpha ProTech Engineered Products, Inc. to make a long term, non interest bearing advance of $1 million for materials. $500,000 of this advance is to be repaid monthly over a six year term and the balance is to be paid in the seventh year.  The agreement also calls for Harmony to arrange a bank loan of $1.65 million, guaranteed exclusively by Maple and the assets of Harmony Plastics Private Limited. As a result, the total initial funding will be $3.35 million, of which Alpha ProTech Engineered Products, Inc. will contribute approximately $1.35 million.

The joint venture is currently not operational, and is still in the start up and funding phase.  Additionally, at this time no operation agreement has been entered into.  The actual design and anticipated operations could change when operations are to begin.

Harmony’s start up funding will be utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment.  Harmony will also build a new 60,000 square-foot facility for the additional manufacturing of roof underlayment and other building products.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004
Bonuses payable	$359,000	$516,000
Income tax	277,000	—
Accrued payroll	155,000	163,000
Accrued rebates and other	267,000	395,000
	$1,058,000	$1,074,000

8. Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (Numerator)	$1,003,000	$450,000	$1,447,000	$917,000
Shares (Denominator):
Basic weighted average shares outstanding	23,678,955	23,087,599	23,662,572	23,278,768
Add: Dilutive effect of stock options and warrants	1,396,804	1,479,953	1,396,804	1,632,556
Diluted weighted average shares outstanding	25,075,759	24,567,552	25,059,376	24,911,324
Net income per share:
Basic	$0.04	$0.02	$0.06	$0.04
Diluted	$0.04	$0.02	$0.06	$0.04

9.  Activity of Business Segments

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

The following table shows net sales for each segment for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Disposable protective apparel	$6,419,000	$4,737,000	$10,662,000	$8,830,000
Infection control	1,165,000	1,620,000	2,381,000	2,836,000
Engineered products	1,115,000	—	2,105,000	—
Extended care	341,000	391,000	874,000	935,000

Consolidated total net sales	$9,040,000	$6,748,000	$16,022,000	$12,601,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Disposable protective apparel	$2,574,000	$1,538,000	$4,057,000	$3,097,000
Infection control	482,000	632,000	959,000	1,032,000
Engineered products	34,000	—	(81,000)
Extended care	17,000	41,000	105,000	137,000

Total segment income	3,107,000	2,211,000	5,040,000	4,266,000
Unallocated corporate overhead expenses	(1,512,000)	(1,499,000)	(2,743,000)	(2,812,000)
Provision for income taxes	(592,000)	(262,000)	(850,000)	(537,000)

Consolidated net income	$1,003,000	$450,000	$1,447,000	$917,000

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

Stock Based Compensation:  We account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.  Under APB opinion No. 25, no stock-based employee compensation is reflected in net income, as all options granted under the Company’s plan have an exercise price equal to the market value of the stock on the date of the grant.  The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 would have been a decrease of $90,000 for the quarter ended June 30, 2005 and $180,000 for the six months ended June 30, 2005..

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

Engineered Products began production of house wrap and synthetic roof underlayment during the first quarter of 2005 and revenue for this segment for the quarter ended June 30, 2005 and the six months ended June 30, 2005 was $1,115,000 and $2,105,000, respectively.  This segment is expected to grow in the coming quarters and contribute significantly to revenue growth in 2005.

We are also focused on appreciably improving sales in the pharmaceutical, cleanroom and industrial safety markets.  We expect substantial growth in 2005 from our largest distributor as they implement their strategy, introduced in late 2004, to focus more on private label suppliers.  Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ specific needs.  Our Disposable Protective Apparel segment that services these markets has grown by 20.7% for the six months ended June 30, 2005.  We expect sales in this segment to continue to grow in 2005.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.7	48.0	46.1	49.4
Selling, general and administrative	27.8	35.5	30.4	35.8
Income from operations	17.5	10.5	14.2	11.5
Income before provision for income taxes	17.6	10.6	14.3	11.5
Net income	11.1	6.7	9.0	7.3

Three months ended June 30, 2005, compared to the three months ended June 30, 2004

Sales.  Consolidated sales for the quarter ended June 30, 2005 increased to $9,040,000 from $6,748,000 for the quarter ended June 30, 2004, representing an increase of $2,292,000 or 34.0%.  We attribute the increase primarily to increased sales of disposable protective apparel of $1,682,000, to new sales of construction supply weatherization products of $1,115,000, partially offset by decreased infection control segment sales of $455,000 relating to one international sale in the second quarter of 2004, as well as decreased sales from our Extended Care Unreal Lambskin segment of $50,000.

Sales in the second quarter of 2005 were favorably affected by a back-order situation that occurred in the first quarter. During the first quarter of 2005, due to an issue with one of our raw materials, as well as down-time with one of our sub-contractors in China, we received fewer containers from China than ordered and therefore could not fulfill these orders within the first quarter.  These orders, primarily for disposable protective apparel product, which amounted to approximately $1 million, were fulfilled in the second quarter.

Sales for the Disposable Protective Apparel segment for the quarter ended June 30, 2005 were $6,419,000 compared to $4,737,000 for the same period of 2004.  The Disposable Protective Apparel segment sales increase of $1,682,000 or 35.5% was primarily due to increased sales of $1,250,000 to our largest distributor, and approximately a $400,000 increase due to other distributors that concentrate on the industrial safety and cleanroom industry.  As discussed above, approximately $1 million in sales were attributable to fulfilling back-orders from the first quarter of 2005.  We expect growth in 2005 from our largest distributor as they continue to implement their strategy, introduced in late 2004, to focus more on private label suppliers.  We also expect growth with other distributors as we continue to gain a stronger presence into the pharmaceutical, industrial safety and cleanroom markets.

Infection Control segment sales for the quarter ended June 30, 2005 decreased by $455,000 or 28.1% to $1,165,000 compared to $1,620,000 for the same period of 2004.  The decrease is primarily due to a $600,000 international sale for N-95 respirator masks in the second quarter of 2004 that did not occur in the second quarter of 2005, partially offset by increased medical, dental and industry mask sales as well as increased shield sales in the second quarter of 2005.  Excluding this international sale, the infection control segment was up $145,000 or 14.2% for the quarter ended June 30, 2005.    From time to time, large orders could periodically occur that will influence this segments revenue on a quarterly basis.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap and roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the quarter ended June 30, 2005 was $1,115,000 as compared to $0 for the same period of 2004.  The breakdown of the construction supply weatherization products is as follows for the second quarter of 2005: 77% house wrap and 23% roof underlayment.  The construction supply weatherization products account for almost all of the sales for the second quarter of 2005.  Due to the industry’s traditional seasonal softness in the second quarter, we remained basically flat to the first quarter of 2005, however; we continue to expect growth in the second half of 2005.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $50,000 or 12.8% to $341,000 for the quarter ended June 30, 2005 from $391,000 for the quarter ended June 30, 2004.  The decrease of $50,000 in sales is primarily the result of lower medical bed pad sales.

Consolidated sales for the six months ended June 30, 2005 increased to $16,022,000 from $12,601,000 for the six months ended June 30, 2004, representing a increase of $3,421,000 or 27.1%.  We attribute the increase primarily to increased sales of disposable protective apparel of $1,832,000, to new sales of construction supply weatherization products of $2,105,000, partially offset by decreased infection control segment sales of $455,000 relating to one international sale in 2004, as well as decreased sales from our Extended Care Unreal Lambskin segment of $61,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2005 were $10,662,000 compared to $8,830,000 for the same period of 2004, an increase of $1,832,000 or 20.7%.   The Apparel segment sales increase was due to higher sales to the pharmaceutical and cleanroom industry and to lesser extent sales to the industrial safety industry.  Seventy percent of the sales increase is from our largest distributor and the balance from distributors that concentrate on the cleanroom industry and the industrial safety industry.  We expect sales in this segment to continue to grow in 2005.  We anticipate continued long-term growth in this segment.

Infection Control segment sales for the six months ended June 30, 2005 decreased by $455,000 or 16.0% to $2,381,000 from $2,836,000 in the same period of 2004.  The decrease is primarily due to a $600,000 international sale for N-95 respirator masks in the second quarter of 2004, partially offset by increased medical, dental and industry mask sales as well as increased shield sales for the six months ended June 30, 2005.  Excluding this international sale, the infection control segment was up $145,000 or 6.5% for the six months ended June 30, 2005.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap and roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the six months ended June 30, 2005 was $2,105,000 as compared to $0 for the same period of 2004.  The breakdown of the construction supply weatherization products is as follows for the second quarter of 2005: 77% house wrap and 23% roof underlayment.  The construction supply weatherization products account for almost all of the sales for the six months ended June 30, 2005.  Management expects this segment to contribute significantly to revenues in 2005.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $61,000 or 6.5% to $874,000 for the six months ended June 30, 2005 from $935,000 for the six months ended June 30, 2004.  This decrease of $61,000 in sales is primarily the result of a decrease in medical bed pad sales.

Gross Profit   Gross profit increased by 30.5% to $4,227,000 for the quarter ended June 30, 2005 from $3,240,000 for the same period in 2004.  Gross profit margin decreased to 46.7% for the quarter ended June 30, 2005 from 48.0% for the same period in 2004.  Gross profit margin decreased to 46.1% for the six months ended June 30, 2005 from 49.4% for the same period in 2004.

Gross profit margin is primarily down due to lower margins on the Engineered Products segment.

Excluding Engineered Products, gross profit margin was 49.8% for the quarter ended June 30, 2005 and 49.6% for the six months ended June 30, 2005.  This gross profit margin is in line with the gross profit margin of 49.5% for fiscal 2004.

Gross profit on the Engineered Products segment improved to 25.2% for the second quarter ended June 30, 2005 from 20.6% for the first quarter ended March 31, 2005.  Gross profit on this segment for the six months ended June 30, 2005 was 23.0%.  Gross profit on this product line is expected to increase to the mid 30% range by the second quarter of 2006 as our production facility in India becomes fully operational.

Although improving, our Engineered Products gross profit margin continues to be affected by start-up issues.  As is common with all new equipment, it required debugging and during this process the machine did not run as efficiently resulting in low productivity and high scrap.  Furthermore, the machine operators had to be trained to run this new machine, again resulting in high scrap and low productivity.  In addition gross profit was affected due to the fact that we had to outsource the printing and converting of roof underlayment.  We anticipated the printing and converting to be in house by the end of the second quarter but, that has been slightly delayed by a month.

Management expects some pressure on consolidated gross profit margins over the next twelve months primarily due to the lower gross margin on the Engineered Products segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $118,000 or 4.9% to $2,516,000 for the quarter ended June 30, 2005 from $2,398,000 for the quarter ended June 30, 2004.  As a percentage of net sales, selling, general and administrative expenses decreased to 27.8% for the quarter ended June 30, 2005 from 35.5% for the same period in 2004.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $30,000, increased expense for the executive bonus program of $98,000, increased rent and utilities expense of $21,000, increased insurance expense of $76,000, increased professional fees and public company expenses of $22,000, Sarbanes-Oxley Corporate Governance costs of $45,000, increased factory indirect expenses of $23,000, partially offset by decreased travel expense of $93,000, decreased marketing and commission expenses of $77,000, decreased office expenses of $23,000 and decreased telecommunications expense of $4,000.

Selling, general and administrative expenses for the quarter ended June 30, 2005 for the Engineered Products segment was $240,000 as compared to $0 for the same period of 2004. We believe that we have built the infrastructure required to substantially grow Engineered Products and do not anticipate expenses to change substantially from current year to date levels for at least the next twelve months if sales increase as expected.  Expenses are expected to decrease significantly as a percentage of sales as Engineered Products sales grow.

Excluding the Engineered Products segment expenses, selling, general and administrative expenses in the second quarter of 2005 decreased by $122,000 or 5.1% to $2,276,000 as compared to $2,398,000 for the same period of 2004.

Selling, general and administrative expenses increased by $355,000 or 7.9% to $4,868,000 for the six month ended June 30, 2005 from $4,513,000 for the six months ended June 30, 2004.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.4% for the six months ended June 30, 2005 from 35.8% for the same period in 2004.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $42,000, increased expense for the executive bonus program of $94,000, increased rent and utilities expense of $50,000, increased insurance expense of $116,000, increased professional fees and public company expenses of $69,000, Sarbanes-Oxley Corporate Governance costs of $91,000, increased factory indirect expenses of $45,000, partially offset by decreased travel expense of $81,000, decreased marketing and commission expenses of $59,000, decreased office expenses and miscellaneous expenses of $23,000 and decreased telecommunications expense of $9,000.

Excluding the year to date Engineered Products segment expenses of $556,000, selling, general and administrative expenses for the six months ended June 30, 2005 decreased by $201,000 or 4.5% to $4,312,000 as compared to $4,513,000 for the same period of 2004.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  A total bonus of $255,000 was accrued for the six months ended June 30, 2005 as compared to $161,000 in the same period of 2004.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $12,000 to $123,000 for the quarter ended June 30, 2005 from $135,000 for the same period in 2004 and decreased by $21,000 to $246,000 for the six months ended June 30, 2005 compared to $267,000 for the same period in 2004.  The decrease is primarily attributable to the closure of our facility located in Mexico.

Income from Operations.  Income from operations increased by $881,000 or 124.6%, to $1,588,000 for the quarter ended June 30, 2005 as compared to income from operations of $707,000 for the quarter ended June 30, 2004.  The increase in income from operations is due to an increase in gross profit of $987,000 and a decrease in depreciation and amortization of $12,000, partially offset by an increase in selling, general and administrative expenses of $118,000.

Income from operations increased by $824,000 or 56.8%, to $2,274,000 for the six months ended June 30, 2005 as compared to income from operations of $1,450,000 for the six months ended June 30, 2004. The increase in income from operations is primarily due to an increase in gross profit of $1,158,000 and a decrease in depreciation and amortization of $21,000, partially offset by an increase in selling, general and administrative expenses of $355,000

The Engineered Products segment had income from operations for the second quarter ended June 30, 2005 of $34,000 and a loss from operations of $115,000 for the first quarter ended March 31, 2005 for a $81,000 loss from operations for the six months ended June 30, 2005.

Excluding the Engineered Products segment, income from operations would be up $905,000 or 62.4% for the six months ended June 30, 2005.

Net Interest.  For the quarter ended June 30, 2005, we had net interest income of $7,000 compared to net interest expense of $2,000 for the quarter ended June 30, 2004.  Interest expense decreased to $2,000 for the quarter ended June 30, 2005 compared to $3,000 for the same period of 2004.  Interest income increased by $8,000 to $9,000 for the quarter ended June 30, 2005 as compared to $1,000 for the same period of 2004.

For the six months ended June 30, 2005, we had net interest income of $23,000 compared to net interest expense of $3,000 for the quarter ended June 30, 2004.  Interest expense decreased to $4,000 for the six months ended June 30, 2005 compared to $5,000 for the same period of 2004.  Interest income increased by $25,000 to $27,000 for the six months ended June 30, 2005 as compared to $2,000 for the same period of 2004.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended June 30, 2005 was $1,595,000 compared to $712,000 for the quarter ended June 30, 2004, representing a increase of $883,000 or 124.0%.  This increase is attributable to an increase in gross profit of $987,000, a decrease in depreciation and amortization of $12,000 and a change in net interest of $9,000, partially offset by an increase in selling, general and administrative expenses of $118,000 and a decrease in gain on sale of assets of $7,000.

Income before provision for income taxes for the six months ended June 30, 2005 was $2,297,000 compared to $1,454,000 for the six months ended June 30, 2004, representing an increase of $843,000 or 58.0%.  This increase is attributable to an increase in gross profit of $1,158,000, a decrease in depreciation and amortization of $21,000 and a change in net interest of $26,000, partially offset by an increase in selling, general and administrative expenses of $355,000 and a decrease in gain on sale of assets of $7,000.

For the Engineered Products segment, income before provision for income taxes for the second quarter ended June 30, 2005 was $34,000 as compared to a loss of $115,000 for the first quarter of 2005.  We expect profitability on this segment to continue to improve in the coming quarters as our sales grow.

Provision for Income Taxes  The provision for income taxes for the quarter ended June 30, 2005 was $592,000 compared to $262,000 for the quarter ended June 30, 2004.   The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was 37.1% for the three months ended June 30, 2005 as compared to 36.8% for the same period in 2004.

The provision for income taxes for the six months ended June 30, 2005 was $850,000, as compared to $537,000 for the six months ended June 30, 2004.  The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was approximately 37.0% for the six months ended June 30, 2005 as compared to 36.9% for the same period of 2004.

Net Income.  Net income for the quarter ended June 30, 2005 was $1,003,000 compared to net income of $450,000 for the quarter ended June 30, 2004, an increase of $553,000 or 122.9%.  The net income increase was primarily due to an increase in income before provision for income taxes of $883,000, partially offset by an increase in income taxes of $330,000.  Basic and Diluted income per share for the quarter ended June 30, 2005 and 2004 was $0.04 and $0.02, respectively.

Net income for the six months ended June 30, 2005 was $1,447,000 compared to net income of $917,000 for the same period of 2004, an increase of $530,000 or 57.8%.  The net income increase was primarily due to an increase in income before provision for income taxes of $843,000, partially offset by an increase in income taxes of $313,000.  Basic and Diluted income per share for the six months ended June 30, 2005 and 2004 was $0.06 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $1,123,000 and working capital of $13,861,000, an increase in working capital of $950,000 since December 31, 2004.  As of June 30, 2005, our current ratio was 6.18:1 as compared to 6.30:1 as of December 30, 2004.  Cash decreased $3,752,000 for the quarter ended June 30, 2005. The decrease in cash is primarily due to cash used in operating activities of $3,009,000, the purchase of property and equipment of $461,000, the investment in the India joint venture of $550,000 and the repurchase of $21,000 of common stock, partially offset by cash proceeds of $289,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2005, the prime interest rate was 6.25%.  The line of credit was renewed in May 2005 and expires in May 2007.  The Company’s borrowing capacity on the line of credit was $3,170,000 at June 30, 2005.  The available line of credit is based on a formula of eligible accounts receivable and inventories. During the quarter ended June 30, 2005, we had not borrowed on this line of credit and have not borrowed on it since 2002.  As of June 30, 2005, we do not have any debt.

Net cash used in operating activities was $3,009,000 for the six months ended June 30, 2005 compared to $353,000 for the six months ended June 30, 2004.  The net cash used in operating activities of $3,009,000 for the six months ended June 30, 2005 is due to an increase in accounts receivable of $1,569,000, an increase in inventory of $3,552,000, partially offset by net income of $1,447,000, an increase in accounts payable and accrued liabilities of $237,000, a decrease in prepaid expenses and other current assets of $182,000 and depreciation and amortization of $246,000.  The net cash used in operating activities of $353,000 for the six months ended June 30, 2004 was due to an increase in accounts receivable of $603,000 and a decrease in accounts payable and accrued liabilities of $628,000, a increase in prepaid expenses and other current assets of $591,000 and a gain on the sale of assets of $7,000, partially offset by net income of $917,000, depreciation and amortization of $267,000 and a decrease in inventory of $292,000.

Accounts receivable increased by $1,569,000 or 36.8% to $5,830,000 for the six months ended June 30, 2005 from $4,261,000  as of December 31, 2004. The majority of this increase is due to increased sales of 34.0% for the second quarter of 2005, primarily attributable to higher sales to our largest distributor as well as the new Engineered Products segment sales.  The number of days sales were outstanding as of June 30, 2005 was 59 days as compared to 62 days for the year ending December 31, 2004.

Inventory increased by $3,552,000 or 74.0% to $8,354,000 for the six months ended June 30, 2005 from $4,802,000 as of December 31, 2004.  The increase is primarily attributable to a build up of $2.8 million in inventory for the Engineered Product segment.  Current inventory levels for the Engineered Product segment are high, which will allow us to service anticipated sales growth.  In addition, inventory for the Disposable Protective Apparel segment increased by $0.7 million or 20.5%, primarily as a result of increased sales of 35.5% for the second quarter of 2005.

Prepaid expenses and other current assets decreased by $182,000 or 19.2% to $767,000 for the six months ended June 30, 2005 from $949,000 as of December 31, 2004.  The decrease of $182,000 is primarily due to a $400,000 decrease in prepaid tax installment payments and a decrease of $21,000 in prepaid trade shows, partially offset by an increase of $101,000 in prepaid insurance for Alpha Pro Tech, Inc., an increase of $100,000 in prepaid insurance for Engineered Products and an increase in annual maintenance supports contracts of $38,000.

Accounts payable and accrued liabilities in the six months ended June 30, 2005 increased by $237,000 to $2,674,000 from $2,437,000.  The increase is primarily attributable to an increase in accounts payable trade due to increased sales and an increase in federal taxes payable, partially offset by payments of the 2004 chief executive officer and president bonus, payments of a 2004 corporate rebate to our largest distributor and a reduction in accrued audit.

Net cash used in investing activities was $1,011,000 and $123,000 for the six months June 30, 2005 and 2004, respectively.  Our investing activities for the six months ended June 30, 2005 consisted primarily of expenditures for property and equipment of $451,000 and the purchase of intangible assets of $10,000 and an investment in an India joint venture of $550,000, compared to expenditures for property and equipment of $105,000, the purchases of intangible assets of $34,000 and the proceeds from the sales of assets of $16,000 for the six months ended June 30, 2004. The expenditures for property and equipment of $451,000 in 2005 were principally for the purchase of equipment for our Engineered Products segment.

Alpha ProTech Engineered Products, Inc. on June 14, 2005 entered into a joint venture with a manufacturer in India for the production of building products.  As of June 30, 2005, Alpha ProTech Engineered Products has invested $550,000 in the joint venture; $350,000 for share capital and $200,000 of a $1,000,000 long term advance.

Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), will be owned on a 50/50 basis by Alpha ProTech Engineered Products, Inc. and Maple Industries and Associates the India shareholders. Alpha ProTech Engineered Products, Inc. and Maple Industries and Associates will each contribute $350,000 for share capital, and Alpha ProTech Engineered Products, Inc. will make a long term advance of $1 million for materials. This advance is non interest bearing and $500,000 is to be repaid in monthly installments over a six year term and the balance of $500,000 is to be paid in the seventh year.  The India shareholders will arrange a bank loan of $1.65 million, guaranteed exclusively by the India shareholders and the assets of Harmony Plastics Private Limited. As a result, the total initial funding will be $3.35 million, of which Alpha ProTech Engineered Products, Inc. will contribute approximately $1.35 million.

The capital will be utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment.  Harmony will also build a new 60,000 square-foot facility for the additional manufacturing of roof underlayment and other building products.

This joint venture positions Alpha ProTech Engineered Products to respond to current and expected increased product demand for synthetic roofing underlayment, and future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

We expect to purchase approximately an additional $300,000 of equipment in 2005. These expenditures will be primarily for equipment for our new Engineered Products segment.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the six months ended June 30, 2005, we bought back a total of 10,000 shares of common stock at a cost of $21,000.  As of June 30, 2005, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the six months ended June 30, 2005, net cash provided by financing activities was $268,000 compared to $57,000 for the same period of 2004.  Our financing activities in 2005 consisted primarily of cash proceeds of $289,000 from the exercise of 232,106 stock options, partially offset by payments of $21,000 for the repurchase of 10,000 shares of common stock.  Our financing activities for the six months ended June 30, 2004 consisted primarily of cash proceeds of $251,000 from the exercise of 422,000 stock options, partially offset by payments of $194,000 for the repurchase of 105,000 shares of common stock

As shown below, at June 30, 2005, our contractual cash obligations totaled approximately $1,841,000.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$1,041,000	$267,000	$499,000	$247,000	$28,000
Investment in Joint Venture (1)	800,000	800,000	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$1,841,000	$1,067,000	$499,000	$247,000	$28,000

(1) The amount for the year ending December 31, 2005 includes only payments to be made after June 30, 2005.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2005, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

ITEM 3                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Thailand, India and Mexico.  The Company’s results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.  The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period ending June 30, 2005, the period in which this report was prepared.

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

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5   Submission of Matters to a Vote of Security Holders

(a)           Registrant held its Annual Meeting of Shareholders June 14, 2005.

(b)                                 The following persons were elected Directors pursuant to the votes indicated:

Name	For	Withheld

Sheldon Hoffman	21,219,572	547,921

Alexander Millar	21,218,772	548,721

Donald Bennett, Jr.	21,583,596	183,897

Robert Isaly	21,440,921	326,572

John Ritota	21,063,198	704,295

Russell Manock	21,584,896	182,597

David Anderson	21,579,596	187,897

(c)                                  The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent registered public accountants as follows:

For	Against	Abstain

21,511,848	244,845	10,800

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

16.         On June 16, 2005 registrant filed a report on Form 8-K with respect to Item 2.02 reporting that on June 14, 2005 registrant issued a release announcing the formation of a Joint Venture in India.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 9, 2005	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 9, 2005	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President