Form 10-Q
period 2005-09-30
ALPHA PRO TECH LTD
filed 2005-11-14
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2005.

23,712,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets -
September 30, 2005 and December 31, 2004

	b)	Consolidated Statements of Operations
for the three and nine months ended September 30, 2005
and September 30, 2004

	c)	Consolidated Statement of Shareholders’ Equity
for the nine months ended September 30, 2005

	d)	Consolidated Statements of Cash Flows
for the nine months ended September 30, 2005
and September 30, 2004

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2004. Our 2004 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine months ended September 30, 2005 with the same period in 2004.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	September 30, 2005	December 31, 2004 (1)

Assets
Current assets:
Cash and cash equivalents	$294,000	$4,875,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at September 30, 2005 and $75,000 at December 31, 2004	5,128,000	4,261,000
Inventories, net	9,800,000	4,802,000
Prepaid expenses and other current assets	595,000	949,000
Deferred income taxes	461,000	461,000
Total current assets	16,278,000	15,348,000

Property and equipment, net	3,418,000	3,256,000
Goodwill, net	55,000	55,000
Intangible assets, net	114,000	130,000
Other assets	1,350,000	—
Total assets	$21,215,000	$18,789,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$558,000	$1,363,000
Accrued liabilities	1,712,000	1,074,000
Note payable	177,000	—
Total current liabilities	2,447,000	2,437,000

Deferred income taxes	652,000	652,000
Total liabilities	3,099,000	3,089,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,683,955 and 23,456,849 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	237,000	235,000
Additional paid-in capital	24,466,000	24,193,000
Accumulated deficit	(6,587,000)	(8,728,000)
Total shareholders’ equity	18,116,000	15,700,000
Total liabilities and shareholders’ equity	$21,215,000	$18,789,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$8,056,000	$5,827,000	$24,078,000	$18,428,000

Cost of goods sold, excluding depreciation and amortization	4,407,000	2,910,000	13,040,000	9,281,000

Gross margin	3,649,000	2,917,000	11,038,000	9,147,000

Expenses:
Selling, general and administrative	2,421,000	2,198,000	7,289,000	6,711,000
Depreciation and amortization	130,000	127,000	375,000	393,000

Income from operations	1,098,000	592,000	3,374,000	2,043,000

Other income (expense)
Gain on sale of assets	—	—	—	7,000
Interest, net	2,000	—	24,000	(4,000)

Income before provision for income taxes	1,100,000	592,000	3,398,000	2,046,000

Provision for income taxes	407,000	218,000	1,257,000	756,000

Net income	$693,000	$374,000	$2,141,000	$1,290,000

Basic net income per share	$0.03	$0.02	$0.09	$0.06

Diluted net income per share	$0.03	$0.02	$0.09	$0.05

Basic weighted average shares outstanding	23,679,933	23,270,478	23,668,386	23,155,358

Diluted weighted average shares outstanding	25,347,172	24,467,474	25,155,335	24,642,728

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	23,456,849	$235,000	$24,193,000	$(8,728,000)	$15,700,000

Options exercised	237,106	2,000	295,000	—	297,000

Common stock repurchased	(10,000)	—	(22,000)	—	(22,000)

Net income	—	—	—	2,141,000	2,141,000

Balance at September 30, 2005	23,683,955	$237,000	$24,466,000	$(6,587,000)	$18,116,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$2,141,000	$1,290,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	375,000	393,000
Gain on sale of asset	—	(7,000)
Changes in assets and liabilities:
Accounts receivable, net	(867,000)	(1,116,000)
Inventories, net	(4,998,000)	853,000
Prepaid expenses and other current assets	354,000	(564,000)
Accounts payable and accrued liabilities	(167,000)	(1,003,000)

Net cash used in operating activities:	(3,162,000)	(154,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(509,000)	(238,000)
Purchase of intangible assets	(12,000)	(39,000)
Proceeds from sale of assets	—	16,000
Investment in and advances to Joint Venture	(1,350,000)	—

Net cash used in investing activities	(1,871,000)	(261,000)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	—	208,000
Proceeds from the exercise of stock options	297,000	651,000
Payments for the repurchase of common stock	(22,000)	(371,000)
Proceeds from note	177,000	—
Net cash provided by financing activities	452,000	488,000

Decrease/increase in cash during the period	(4,581,000)	73,000

Cash and cash equivalents, beginning of period	4,875,000	3,427,000
Cash and cash equivalents, end of period	$294,000	$3,500,000

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

During the second quarter 2004, the Company announced the formation of a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”). The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2004 was extracted from the audited consolidated financial statements contained in the 2004 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$693,000	$374,000	$2,141,000	$1,290,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(78,000)	(60,000)	(261,000)	(60,000)

Pro forma net income	$615,000	$314,000	$1,880,000	$1,230,000

Net income per share:
Basic - as reported	$0.03	$0.02	$0.09	$0.06
Basic - pro forma	0.03	0.02	0.08	0.06
Diluted – as reported	0.03	0.02	0.09	0.05
Diluted - pro forma	0.02	0.02	0.07	0.05

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended September 30, 2005 the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

5.                                      Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$6,743,000	$2,719,000
Work in process	266,000	57,000
Finished goods	3,186,000	2,452,000
	10,195,000	5,228,000
Less reserve for slow-moving, obsolete or unusable inventory	(395,000)	(426,000)
	$9,800,000	$4,802,000

6.         Other Assets

On June 14, 2005, Alpha ProTech Engineered Products, Inc. entered into a 50/50 joint venture agreement with Maple Industries and Associates (“Maple”), a manufacturer in India, for the production of building products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).   As of September 30, 2005, Alpha ProTech Engineered Products has invested $1,350,000 in the joint venture; $408,000 for share capital and $942,000 in the form of a long term advance.

In order to fund the joint venture, the agreement calls for Alpha ProTech Engineered Products, Inc. and Maple to each contribute $408,000 for share capital, and for Alpha ProTech Engineered Products, Inc. to make a long term, non interest bearing advance of $942,000 for materials. Half of this advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  The agreement also calls for Harmony to arrange a bank loan of $1.25 million, guaranteed exclusively by Maple and the assets of Harmony Plastics Private Limited. As a result, the total funding will be approximately $3.0 million, of which Alpha ProTech Engineered Products, Inc. will contribute $1.35 million.

Harmony’s start up funding was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment.  Harmony will also build a new 60,000 square-foot facility for the additional manufacturing of roof underlayment and other building products.

The Company is subject to the provisions of FASB interpretation No. 46,”Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46) which redefines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, FIN 46 requires the Company to assess whether or not related entities are variable interest entities (VIEs), as defined.  For those related entities that qualify as variable interest entities, FIN 46 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE. The Company is in the process of making such determination with respect to Harmony.

If the Company determines that Harmony is a VIE and that the Company is the primary beneficiary, Harmony would be subject to consolidation by the Company.  Under such circumstances, the consolidated financial statements of the Company would be impacted as follows: Cash would increase by approximately $600,000, prepaid expenses and other current assets would increase by approximately $300,000, property and equipment would increase by approximately $900,000, other assets would be offset completely and minority interests of approximately $400,000 would be recorded.  No other balance sheet accounts would be materially affected.  In addition, net income, revenues and expenses would not be materially affected.

The Company expects to complete its analysis in the fourth quarter of 2005.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
Bonuses payable	$552,000	$516,000
Income tax	698,000	—
Accrued payroll	90,000	163,000
Accrued rebates and other	372,000	395,000
	$1,712,000	$1,074,000

8. Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Three months ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (Numerator)	$693,000	$374,000	$2,141,000	$1,290,000

Shares (Denominator):

Basic weighted average shares outstanding	23,679,933	23,270,478	23,668,386	23,155,358

Add: Dilutive effect of stock options and warrants	1,677,238	1,196,996	1,486,949	1,487,370

Diluted weighted average shares outstanding	25,347,172	24,467,474	25,155,335	24,642,728

Net income per share:

Basic	$0.03	$0.02	$0.09	$0.06

Diluted	$0.03	$0.02	$0.09	$0.05

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

Engineered Products: this fourth segment was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2004 10-K.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales

The following table shows net sales for each segment for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Disposable protective apparel	$5,109,000	$4,300,000	$15,771,000	$13,130,000
Infection control	1,201,000	1,109,000	3,583,000	3,944,000
Engineered products	1,390,000	—	3,495,000	—
Extended care	356,000	418,000	1,229,000	1,354,000

Consolidated total net sales	$8,056,000	$5,827,000	$24,078,000	$18,428,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Disposable protective apparel	$1,825,000	$1,613,000	$5,881,000	$4,711,000
Infection control	501,000	418,000	1,460,000	1,449,000
Engineered products	65,000	(155,000)	(16,000)	(180,000)
Extended care	32,000	52,000	136,000	189,000

Total segment income	2,423,000	1,928,000	7,461,000	6,169,000
Unallocated corporate overhead expenses	(1,323,000)	(1,336,000)	(4,063,000)	(4,123,000)
Provision for income taxes	(407,000)	(218,000)	(1,257,000)	(756,000)

Consolidated net income	$693,000	$374,000	$2,141,000	$1,290,000

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

Stock Based Compensation:  We account for stock options granted to employees and directors under the recognition and measurement principles of APB opinion No. 25 instead of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148.  Under APB opinion No. 25, no stock-based employee compensation is reflected in net income, as all options granted under the Company’s plan have an exercise price equal to the market value of the stock on the date of the grant.  The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 would have been a decrease of $78,000 for the quarter ended September 30, 2005 and $258,000 for the nine months ended September 30, 2005.

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

Consolidations: The Company is subject to the provisions of FASB interpretation No. 46,”Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46) which redefines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, FIN 46 requires the Company to assess whether or not related entities are variable interest entities (VIEs), as defined.  For those related entities that qualify as variable interest entities, FIN 46 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.  The Company is in the process of making such determination with respect to Harmony.

The Company expects to complete its analysis in the fourth quarter of 2005

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds.  Alpha ProTech Engineered Products develops and manufactures a line of construction supply weatherization products, including housewrap, synthetic roof underlayment, antimicrobial mold resistant framing sealant, as well as a line of antimicrobial paint.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are classified into six groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces;  a line of pet beds; construction weatherization products, consisting of house wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant; and a line of paint with antimicrobials designed to inhibit growth of bacteria, fungi and algae on painted surfaces.

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant as well as the line of antimicrobial paint.

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

Engineered Products began production of house wrap and synthetic roof underlayment during the first quarter of 2005 and revenue for this segment for the quarter ended September 30, 2005 and the nine months ended September 30, 2005 was $1,390,000 and $3,495,000, respectively.  This segment is expected to grow in the coming quarters and contribute significantly to revenue growth.

We are also focused on appreciably improving sales in the pharmaceutical, cleanroom and industrial safety markets.  We expect reasonable growth in 2005 from our largest distributor as they implement their strategy, introduced in late 2004, to focus more on private label suppliers.  Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ specific needs.  Our Disposable Protective

Apparel segment that services these markets has grown by 18.8% for the third quarter ended September 30, 2005 and 20.1% for the nine months ended September 30, 2005.  We expect sales in this segment to continue to be strong for the remainder of 2005.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	45.3	50.1	45.8	49.6

Selling, general and administrative	30.1	37.7	30.3	36.4

Income from operations	13.6	10.2	14.0	11.1

Income before provision for income taxes	13.7	10.2	14.1	11.1

Net income	8.6	6.4	8.9	7.0

Three months and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004

Sales.  Consolidated sales for the quarter ended September 30, 2005 increased to $8,056,000 from $5,827,000 for the quarter ended September 30, 2004, representing an increase of $2,229,000 or 38.3%.  We attribute the increase primarily to increased sales of disposable protective apparel of $809,000, to new sales of construction supply weatherization products of $1,390,000 and increased infection control segment sales of $92,000, partially offset by decreased sales from our Extended Care Unreal Lambskin segment of $62,000.

Sales for the Disposable Protective Apparel segment for the quarter ended September 30, 2005 were $5,109,000 compared to $4,300,000 for the same period of 2004.  The Disposable Protective Apparel segment sales increase of $809,000 or 18.8% was primarily due to increased sales of approximately $400,000 to our largest distributor, and approximately a $400,000 increase due to other distributors that concentrate on the industrial safety and cleanroom industry.  We expect growth in 2005 from our largest distributor as they continue to implement their strategy, introduced in late 2004, to focus more on private label suppliers.  We also expect growth with other distributors as we continue to gain a stronger presence into the pharmaceutical, industrial safety and cleanroom markets.

Infection Control segment sales for the quarter ended September 30, 2005 increased by $92,000 or 8.3% to $1,201,000 compared to $1,109,000 for the same period of 2004.  The increase is primarily due to increased medical, dental and industry mask sales, partially offset by decreased shield sales in the third quarter of 2005

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, roof underlayment and antimicrobial mold resistant framing sealant) as well as a line of paint with antimicrobials.  Engineered Products sales for the quarter ended September 30, 2005 was $1,390,000 as compared to $0 for the same period of 2004.  The breakdown of the construction supply weatherization products is as follows for the third quarter of 2005: 69% house wrap and 31% roof underlayment.  The construction supply weatherization products account for all but 2% of the sales for the third quarter of 2005.  We have received Notice of Acceptance from the Miami-Dade County Building Code Compliance Office for our Synthetic Roof Underlayment which is recognized as possessing stringent criteria for building products.  This will facilitate our exclusive distributor Perma “R” Products’ ability to sell our synthetic roof underlayment, as it is a standard for many builders nationwide.  We expect significant growth from this segment in the coming quarters.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $62,000 or 14.8% to $356,000 for the quarter ended September 30, 2005 from $418,000 for the quarter ended September 30, 2004.  The decrease of $62,000 in sales is primarily the result of lower medical bed pad sales.

Consolidated sales for the nine months ended September 30, 2005 increased to $24,078,000 from $18,428,000 for the nine months ended September 30, 2004, representing an increase of $5,650,000 or 30.7%.  We attribute the increase primarily to increased sales of disposable protective apparel of $2,641,000, to new sales of construction supply weatherization products of $3,495,000, partially offset by decreased infection control segment sales of $361,000 relating to one international sale in 2004, as well as decreased sales from our Extended Care Unreal Lambskin segment of $125,000.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2005 were $15,771,000 compared to $13,130,000 for the same period of 2004, an increase of $2,641,000 or 20.1%.  The Apparel segment sales increase was due to higher sales to the pharmaceutical and cleanroom industry and to lesser extent sales to the industrial safety industry.  Sixty percent of the sales increase is from our largest distributor and the balance from distributors that concentrate on the cleanroom industry and the industrial safety industry.  We anticipate continued long-term growth in this segment.

Infection Control segment sales for the nine months ended September 30, 2005 decreased by $361,000 or 9.2% to $3,583,000 from $3,944,000 in the same period of 2004.  The decrease is primarily due to a $600,000 international sale for N-95 respirator masks in the second quarter of 2004 that has not occurred at this point in 2005, partially offset by increased medical, dental and industry mask sales.  Excluding this international sale, the infection control segment was up $239,000 or 7.1% for the nine months ended September 30, 2005.    From time to time, large orders could periodically occur that will influence this segments revenue.

The Engineered Products segment sales for the nine months ended September 30, 2005 was $3,495,000 as compared to $0 for the same period of 2004.  The breakdown of the construction supply weatherization products is as follows for the nine months ended September 30, 2005: 74% house wrap and 26% roof underlayment.  The construction supply weatherization products account for almost all of the sales for the nine months ended September 30, 2005.  Management expects this segment to contribute significantly to overall consolidated revenue growth.

Sales of the Company’s Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $125,000 or 9.2% to $1,229,000 for the nine months ended September 30, 2005 from $1,354,000 for the nine months ended September 30, 2004.  This decrease of $125,000 in sales is primarily the result of a decrease in medical bed pad sales.

Gross Profit   Gross profit increased by 25.1% to $3,649,000 for the quarter ended September 30, 2005 from $2,917,000 for the same period in 2004.  Gross profit margin decreased to 45.3% for the quarter ended September 30, 2005 from 50.1% for the same period in 2004.  Gross profit margin decreased to 45.8% for the nine months ended September 30, 2005 from 49.6% for the same period in 2004.

Gross profit margin is down primarily due to lower margins on the Engineered Products segment.

Excluding Engineered Products, gross profit margin was 48.9% for the quarter ended September 30, 2005 and 49.4% for the nine months ended September 30, 2005.  This gross profit margin is in line with the gross profit margin of 49.5% for fiscal 2004.

Gross profit on the Engineered Products segment improved to 28.2% for the third quarter ended September 30, 2005 from 25.2% for the second quarter of 2005 and from 20.6% for the first quarter of 2005.  Gross profit on this segment for the nine months ended September 30, 2005 was 25.1%.  Gross profit on this product line is expected to increase to the mid 30% range by the second quarter of 2006 as our production facility in India becomes fully operational.

Management expects some pressure on consolidated gross profit margins over the next twelve months primarily due to increasing sales on the lower gross margin Engineered Products segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $223,000 or 10.1% to $2,421,000 for the quarter ended September 30, 2005 from $2,198,000 for the quarter ended September 30, 2004.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.1% for the quarter ended September 30, 2005 from 37.7% for the same period in 2004.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $55,000, increased expense for the executive bonus program of $57,000, increased rent and utilities expense of $54,000, increased insurance expense of $45,000, increased professional fees and public company expenses of $9,000, increased office expenses and miscellaneous  expenses of $60,000 and  increased factory indirect expenses of $13,000, partially offset by decreased travel expense of $26,000, decreased marketing and commission expenses of $38,000 and decreased telecommunications expense of $6,000.

Selling, general and administrative expenses for the quarter ended September 30, 2005 for the Engineered Products segment was $314,000 as compared to $155,000 for the same period of 2004. We believe that we have built the infrastructure required to substantially grow Engineered Products.  Expenses are expected to decrease as a percentage of sales as Engineered Products sales grow.

Excluding the Engineered Products segment expenses, selling, general and administrative expenses in the third quarter of 2005 increased by $64,000 or 3.1% to $2,107,000 as compared to $2,043,000 for the same period of 2004.

Selling, general and administrative expenses increased by $578,000 or 8.6% to $7,289,000 for the nine month ended September 30, 2005 from $6,711,000 for the nine months ended September 30, 2004.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.3% for the nine months ended September 30, 2005 from 36.4% for the same period in 2004.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $97,000, increased expense for the executive bonus program of $151,000, increased rent and utilities expense of $104,000, increased insurance expense of $161,000, increased professional fees and public company expenses of $77,000, Sarbanes-Oxley Corporate Governance costs of $91,000, increased office expenses and miscellaneous expenses of $57,000 and increased factory indirect expenses of $58,000, partially offset by decreased travel expense of $107,000, decreased marketing and commission expenses of $96,000, and decreased telecommunications expense of $15,000.

Excluding the year to date Engineered Products segment expenses of $870,000, selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $112,000 or 1.7% to $6,419,000 as compared to $6,531,000 for the same period of 2004.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  A total bonus of $378,000 was accrued for the nine months ended September 30, 2005 as compared to $227,000 in the same period of 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased by $3,000 to $130,000 for the quarter ended September 30, 2005 from $127,000 for the same period in 2004 and decreased by $18,000 to $375,000 for the nine months ended September 30, 2005 compared to $393,000 for the same period in 2004.  The decrease is primarily attributable to the closure of our facility located in Mexico.

Income from Operations.  Income from operations increased by $506,000 or 85.5%, to $1,098,000 for the quarter ended September 30, 2005 as compared to income from operations of $592,000 for the quarter ended September 30, 2004.  The increase in income from operations is due to an increase in gross profit of $732,000, partially offset by an increase in selling, general and administrative expenses of $223,000 and an increase in depreciation and amortization of $3,000.

Income from operations increased by $1,331,000 or 65.1%, to $3,374,000 for the nine months ended September 30, 2005 as compared to income from operations of $2,043,000 for the nine months ended September 30, 2004. The increase in income from operations is primarily due to an increase in gross profit of $1,891,000 and a decrease in depreciation and amortization of $18,000, partially offset by an increase in selling, general and administrative expenses of $578,000.

Net Interest.  For the quarter ended September 30, 2005, we had net interest income of $2,000 compared to net interest income of $0 for the quarter ended September 30, 2004.  Interest expense remained constant at $2,000 for the quarter ended September 30, 2005 and for the same period of 2004.  Interest income increased to $4,000 for the quarter ended September 30, 2005 as compared to $2,000 for the same period of 2004.

For the nine months ended September 30, 2005, we had net interest income of $24,000 compared to net interest expense of $4,000 for the quarter ended September 30, 2004.  Interest expense decreased to $7,000 for the nine months ended September 30, 2005 compared to $8,000 for the same period of 2004.  Interest income increased by $27,000 to $31,000 for the nine months ended September 30, 2005 as compared to $4,000 for the same period of 2004.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended September 30, 2005 was $1,100,000 compared to $592,000 for the quarter ended September 30, 2004, representing an increase of $508,000 or 85.8%.  The increase in income from operations is due to an increase in gross profit of $732,000 and net interest income of $2,000, partially offset by an increase in selling, general and administrative expenses of $223,000 and an increase in depreciation and amortization of $3,000.

Income before provision for income taxes for the nine months ended September 30, 2005 was $3,398,000 compared to $2,046,000 for the six months ended September 30, 2004, representing an increase of $1,352,000 or 66.1%.  The increase in income from operations is primarily due to an increase in gross profit of $1,891,000 and a decrease in depreciation and amortization of $18,000 and a net change in interest income of $28,000, partially offset by an increase in selling, general and administrative expenses of $578,000 and a decrease in gain on sale of assets of $7,000.

For the Engineered Products segment, income before provision for income taxes for the third quarter ended September 30, 2005 was $65,000 as compared to $34,000 for the second quarter of 2005 and compared to a loss before provision for income taxes of $115,000 for the first quarter of 2005.  We expect profitability on this segment to continue to improve in the coming quarters as our sales grow.

Provision for Income Taxes  The provision for income taxes for the quarter ended September 30, 2005 was $407,000 compared to $218,000 for the quarter ended September 30, 2004.   The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was 37.0% for the three months ended September 30, 2005 as compared to 36.8% for the same period in 2004.

The provision for income taxes for the nine months ended September 30, 2005 was $1,257,000, as compared to $756,000 for the nine months ended September 30, 2004.  The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was approximately 37.0% for both the nine months ended September 30, 2005 and the same period in 2004.

Net Income.  Net income for the quarter ended September 30, 2005 was $693,000 compared to net income of $374,000 for the quarter ended September 30, 2004, an increase of $319,000 or 85.3%.  The net income increase was primarily due to an increase in income before provision for income taxes of $508,000, partially offset by an increase in income taxes of $189,000.  Basic and Diluted income per share for the quarter ended September 30, 2005 and 2004 was $0.03 and $0.02, respectively.

Net income for the nine months ended September 30, 2005 was $2,141,000 compared to net income of $1,290,000 for the same period of 2004, an increase of $851,000 or 66.0%.  The net income increase was primarily due to an increase in income before provision for income taxes of $1,352,000, partially offset by an increase in income taxes of $501,000.  Basic and Diluted income per share for the nine months ended September 30, 2005 was $0.09.  Basic and Diluted income per share for the nine months ended September 30, 2004 was $0.06 and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents of $294,000 and working capital of $13,831,000, an increase in working capital of $920,000 since December 31, 2004.  As of September 30, 2005, our current ratio was 6.65:1 as compared to 6.30:1 as of December 30, 2004.  Cash decreased $4,581,000 for the quarter ended September 30, 2005. The decrease in cash is primarily due to cash used in operating activities of $3,162,000, the purchase of property and equipment of $509,000, the investment in the India joint venture of $1,350,000 and the repurchase of $22,000 of common stock, partially offset by cash proceeds of $297,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2005, the prime interest rate was 6.75%.  The line of credit was renewed in May 2005 and expires in May 2007.  The Company’s borrowing capacity on the line of credit was $3,257,000 at September 30, 2005.  The available line of credit is based on a formula of eligible accounts receivable and inventories. As of September 30, 2005, we had borrowed $177,000 on this line of credit.

Net cash used in operating activities was $3,162,000 for the nine months ended September 30, 2005 compared to $154,000 for the nine months ended September 30, 2004.  The net cash used in operating activities of $3,162,000 for the nine months ended September 30, 2005 is due to an increase in accounts receivable of $867,000, an increase in inventory of $4,998,000, a decrease in accounts payable and accrued liabilities of $167,000 partially offset by net income of $2,141,000, a decrease in prepaid expenses and other current assets of $354,000 and depreciation and amortization of $375,000.  The net cash used in operating activities of $154,000 for the nine months ended September 30, 2004 was due to an increase in accounts receivable of $1,116,000 and a decrease in accounts payable and accrued liabilities of $1,003,000, a increase in prepaid expenses and other current assets of $564,000 and a gain on the sale of assets of $7,000, partially offset by net income of $1,290,000, depreciation and amortization of $393,000 and a decrease in inventory of $853,000.

Accounts receivable increased by $867,000 or 20.3% to $5,128,000 for the nine months ended September 30, 2005 from $4,261,000 as of December 31, 2004. The majority of this increase is due to increased sales of 38.3% for the third quarter of 2005, primarily attributable to increased sales to our largest distributor as well as the new Engineered Products segment sales.  The number of days sales  outstanding as of September 30, 2005 was 49 days as compared to 62 days for the year ending December 31, 2004.

Inventory increased by $4,998,000 or 104.1% to $9,800,000 for the nine months ended September 30, 2005 from $4,802,000 as of December 31, 2004.  The increase is primarily attributable to a build up of $4.2 million in inventory for the Engineered Product segment.  Current inventory levels for the Engineered Product segment are high, which will allow us to service anticipated sales growth.  In addition, inventory for the Disposable Protective Apparel segment increased by $0.8 million primarily as a result of increased sales.

Prepaid expenses and other current assets decreased by $354,000 or 37.3% to $595,000 for the nine months ended September 30, 2005 from $949,000 as of December 31, 2004.  The decrease of $354,000 is primarily due to a $400,000 decrease in prepaid tax installment payments and a decrease of $14,000 in refunds from the Mexican government, partially offset by an increase of $60,000 in prepaid insurance for Alpha Pro Tech, Inc.

Accounts payable and accrued liabilities in the nine months ended September 30, 2005 decreased by $167,000 to $2,270,000 from $2,437,000.

Net cash used in investing activities was $1,871,000 and $261,000 for the nine months September 30, 2005 and 2004, respectively.  Our investing activities for the nine months ended September 30, 2005 consisted primarily of expenditures for property and equipment of $509,000 and the purchase of intangible assets of $12,000 and an investment in an India joint venture of $1,350,000, compared to expenditures for property and equipment of $238,000, the purchases of intangible assets of $39,000 and the proceeds from the sales of assets of $16,000 for the nine months ended September 30, 2004.  The expenditures for property and equipment of $509,000 in 2005 were principally for the purchase of equipment for our Engineered Products segment.

Alpha ProTech Engineered Products, Inc. on June 14, 2005 entered into a joint venture with a manufacturer in India for the production of building products.  As of September 30, 2005, Alpha ProTech Engineered Products has invested $1,350,000 in the joint venture; $408,000 for share capital and $942,000 in  long term advance.

Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), will be owned on a 50/50 basis by Alpha ProTech Engineered Products, Inc. and Maple Industries and Associates the India shareholders. Alpha ProTech Engineered Products, Inc. and Maple Industries and Associates have each contributed $408,000 for share capital, and Alpha ProTech Engineered Products, Inc. has made a long term non interest bearing advance of $942,000 for materials.  Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  The India shareholders will arrange a bank loan of $1.25 million, guaranteed exclusively by the India shareholders and the assets of Harmony Plastics Private Limited. As a result, the total initial funding will be approximately $3.0 million, of which Alpha ProTech Engineered Products, Inc. has contributed $1.35 million.  The capital was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment.  Harmony is building a new 60,000 square-foot facility for the additional manufacturing of roof underlayment and other building products.

This joint venture positions Alpha ProTech Engineered Products to respond to current and expected increased product demand for synthetic roofing underlayment, and future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

We expect to purchase a nominal amount of equipment during the remainder of 2005.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This new share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the nine months ended September 30, 2005, we bought back a total of 10,000 shares of common stock at a cost of $21,000.  As of September 30, 2005, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the nine months ended September 30, 2005, net cash provided by financing activities was $452,000 compared to $488,000 for the same period of 2004.  Our financing activities in 2005 consisted primarily of cash proceeds of $297,000 from the exercise of 237,106 stock options and proceeds from notes payable of $177,000, partially offset by payments of $22,000 for the repurchase of 10,000 shares of common stock.  Our financing activities for the nine months ended September 30, 2004 consisted primarily of cash proceeds of $651,000 from the exercise of 724,894 stock options and $208,000 from the exercise of warrants, partially offset by payments of $371,000 for the repurchase of 215,000 shares of common stock

As shown below, at September 30, 2005, our contractual cash obligations totaled approximately $1,329,000.

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases (1)	$1,152,000	$150,000	$670,000	$304,000	$28,000

Line of credit	177,000	177,000	—	—	—

Total contractual cash obligations	$1,329,000	$327,000	$670,000	$304,000	$28,000

(1) The amount for the year ending December 31, 2005 includes only payments to be made after September 30, 2005.

We believe that our working capital and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended September 30, 2005, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

ITEM 3                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in India, Thailand and Mexico.  The Company’s results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations.  The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period ending September 30, 2005, the period in which this report was prepared.

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

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2005 registrant issued a release announcing its financial results for the second quarter of 2005.

On August 25, 2005 registrant issued a release announcing that it will make a presentation at the Roth Capital Partners New York Conference on September 8, 2005.

On September 12, 2005 registrant issued a release announcing that it plans to donate 5% of sales of certain products to the hurricane fundraising effort of states affected by Hurricane Katrina.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 14, 2005	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman

Chief Executive Officer and Director

DATE:	November 14, 2005	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman

Chief Financial Officer and Senior Vice President