Form 10-K
period 2005-12-31
ALPHA PRO TECH LTD
filed 2006-03-23
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Shares Par Value $.01 Per Share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of registrant’s Common Shares outstanding as of March 20, 2006 was 24,090,953.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2006 was $62,367,996 based on the average bid and asked price on that date.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 12, 2006, which will be filed with the Securities and Exchange Commission on or before April 30, 2006 (incorporated by reference under Part III).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
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

ITEM 1.                                                     BUSINESS

GENERAL

ALPHA PRO TECH, LTD. (the “Company” or “Alpha ProTech,” “we,” “our” or “us”) was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983. Our executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com. Information contained on our website is not part of this report.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds. Our products are sold both under the “Alpha Pro Tech” brand name as well as under private labels.

During the first quarter of 2005, we commenced sales from a new business segment, Alpha Pro Tech Engineered Products, Inc., (“Engineered Products”) a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as paint with antimicrobials. The construction supply weatherization products consist of house wrap and a synthetic roof underlayment. The paint products with antimicrobials are designed to inhibit growth of bacteria, fungi and algae on coated surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

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

Our products as classified above are grouped into four business segments. The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment as well as a line of antimicrobial paint.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as hospitals, long term care facilities and dentists, the pet consumer market for pet products and builders, contractors and re-roofers for the construction weatherization market.

Our principle strategy focuses on developing, producing and marketing differentiated innovative high value products which protect people, products and environments. As an example, our Disposable Protective Apparel segment in 2006 will be introducing Comfortech™, a new material that we have been developing over the past two years and anticipate significant market share gains relative to the competition. This material will be stronger, cleaner and have a higher vapor transmission rate than the market leader. Also, during the second quarter of 2006 we will be bringing to market Comfortech™ - Certified, an entirely new class of products designed to dramatically decrease the risk of bioburden contamination in our target markets.

Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ true needs.

Our products are used primarily in clean-rooms, laboratories, industrial safety manufacturing environments, hospitals and dental offices and are distributed principally in the United States through a network presently consisting of 12 major distributors, 676 additional distributors, 8 independent sales representatives and a sales and marketing force of 14 people.

Our construction weatherization products are used primarily in the construction industry and are distributed principally in the United States by our exclusive distributor Perma “R” Products.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel

• Shoecovers

• Bouffant caps

• Gowns

• Coveralls

• Lab coats

• Frocks

Infection Control

• Face masks

• Eye shields

Extended Care

• Unreal Lambskin

• Medi-Pads

• Hospital pads

• Wheelchair accessories

• Bedrail pads

• Knee and Elbow protectors

Pet Products

• Pet beds

• Pet toys

Construction Weatherization Products

• House wrap (Perma Wrap™)

• Synthetic roof underlayment (AlphaProtector™ – SUL).

Antimicrobial Products

•Antimicrobial paint

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

Extended Care Products

The Extended Care product line consists of a line of Unreal Lambskin® products for the medical market. The Unreal Lambskin ® (synthetic lambskin) is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients. The Unreal Lambskin ® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories.

Pet Products

The Pet Product line uses our existing Unreal Lambskin® raw material to manufacture pet products. The Unreal Lambskin ® is used to produce retail pet beds and pet toys.

Construction Weatherization Products

During the first quarter of 2005, we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials.

The construction supply weatherization products consist of house wrap (Perma Wrap™) and synthetic roof underlayment (AlphaProtector™ – SUL). Our paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in pharmaceutical and other cleanrooms, hospitals, surgical rooms and associated controlled environments.

This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments. The house wrap offers a weather resistant barrier designed to lower energy consumption costs. The proprietary synthetic roof underlayment is designed to resist the environment, as opposed to conventional roofing underlayment that is prone to rapid degradation and mold growth.

The usage of these two construction supply weatherization products offers great advantages in decreasing the time it takes to construct a home as well as offering cost reduction. The house wrap offers a weather resistive barrier and, to the home owner, years of lower energy consumption. The proprietary synthetic roof underlayment has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

Paint with Antimicrobials

Our paint with antimicrobials, which is designed to inhibit growth of bacteria, fungi and algae on painted surfaces in cleanroom environments, has been tested at Nelson Laboratories, Inc., a privately owned testing lab specializing in microbiology, and confirmed by a leading university for its containment ability to inhibit micro-organisms. This product fulfills a key need in cleanrooms and hospitals and in addition it reduces operational costs while preserving environmental safety. We have an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint. In addition to our paint with antimicrobials, we have also developed a line of sealants with antimicrobials to be used for mold remediation.

MARKETS

Our products are sold to the following markets: Disposable protective apparel as well as the infection control products (masks and shields) are sold to the industrial market, cleanroom market, medical and dental markets; Unreal Lambskin® medical bed pads are sold to the extended care market; Pet beds and pet toys are sold to the pet distributors and retailers; Construction weatherization products are sold to construction supply and roofing distributors.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, as well as hospitals, long term care facilities and dentists, the pet consumer market for pet products and builders, contractors and re-roofers for the construction weatherization market.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices, as well as construction sites. Our pet beds are used by pet owners and veterinarians. Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

DISTRIBUTION

We rely for the sale of our products primarily on a network of independent distributors which includes the following:

•                                          VWR International

•                                          Perma “R” Products

•                                          Cardinal Healthcare

•                                          Medline Industries

•                                          O’Mara Products, Inc.

•                                          Blain Supply

•                                          Owens and Minor

•                                          Hagemeyer

•                                          Benchmark Products

•                                          Henry Schein, Inc.

•                                          Stauffer Glove & Safety

•                                          Indiana Safety

With the exception of Perma “R” Products, these major United States distributors, to the best of our knowledge, all sell competing products.

Sales to our largest distributor, VWR International, represented 53.1% of total sales for 2005, 63.7% for 2004, and 54.8% for 2003. Our agreement with VWR International, which provides for exclusive distribution rights with respect to disposable apparel, mask and eye shields for sale to the industrial/cleanroom market place, is for a three-year period beginning on January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term. In order to retain such exclusivity, this distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year. Since the beginning of our relationship with such supplier, the minimum requirement has been met each year. The loss of this distributor would have a material adverse effect on our business.

In early 2005, Alpha ProTech Engineered Products, Inc. signed two 3 year mutually exclusive agreements with Perma “R” Products, Inc., a Grenada, Mississippi-based company in the construction supply industry. As part of the agreements, Perma “R” will be responsible for all marketing of Alpha Pro Tech’s house wrap and roof underlayment products and Perma “R” has agreed to minimum sales of $5 million per year of house wrap and minimum sales of $3 million per year of roof underlayment.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days. We anticipate no problem in fulfilling orders as they are placed.

MANUFACTURING

Our mask production facility is located in a 34,500 square foot building at 236 North 2200 West, Salt Lake City, Utah.

An 18,000 square foot facility located at 951 Todd Drive, Janesville, Wisconsin is used to manufacture our Extended Care products and consumer products including a line of pet beds and pet toys.

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

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of construction weatherization products, primarily house wrap and synthetic roof underlayment as well as a line of antimicrobial paint, is located in a 50,000 square foot facility at 301 S. Blanchard St., Valdosta, Georgia. The house wrap and the synthetic roof underlayment is manufactured by a company in India in which the company has a 41.66% ownership.

In June 2005, Alpha ProTech Engineered Products, Inc. entered into a 41.66% joint venture with Maple Industries and Associates (“Maple”), a manufacturer in India, for the production of house wrap and synthetic roof underlayment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony’s start up funding was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment. Harmony has also built a new 60,000 square-foot facility for the manufacturing of house wrap and other building products.

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

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas. Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc., and Medline Industries Inc. Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA and Dupont. In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet products market, principal competitors include Flexmat Corporation and Lazy Pet Company. Our major competitors in the construction supply weatherization market are Dupont for house wrap and WR Grace for roof underlayment. The antimicrobial paint market, which inhibits the growth of bacteria, is a relatively new market and currently has limited competition.

Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products. Our products are, however, subject to prescribed “good manufacturing practices” as defined by the FDA and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such “good manufacturing practices.” We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and which has been approved by the National Institute for Safety and Health (“NIOSH”). This product is designed to help prevent the inhaling of the tuberculosis virus.

The antimicrobial agent in our paint consists of class of chemicals that is strictly regulated by the Environmental Protection Agency (“EPA”). The antimicrobial agent complies with the EPA “Treated Article Exemption Rule.”

We do not anticipate that any federal, state or local requirements which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on the capital expenditures, earnings or competitive position of our business.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 14 United States patents relating to our MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, as well as a United States design and process patent on our automated shoecover product and on our fluid-impervious, non-slip fabric for our Aqua Trak shoecover. In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 3 to 14 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 14, 2006, we had 135 employees, including 18 people at our head office in Markham, Ontario, Canada; 20 people at our facemask production facility in Salt Lake City, Utah, 17 people at our Extended Care and pet beds production facility in Janesville, Wisconsin; 29 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 17 people at our coating and automated shoecover facility in Valdosta, Georgia; 13 people at our Engineered Products facility in Valdosta, Georgia; 11 people on our sales team, a 3 person marketing staff and 7 people in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). These materials can be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. The past two years of news releases are also made available on our website. In addition, we provide electronic or paper copies of our filings free of charge upon request.

ITEM 2.                                                     PROPERTIES

The Company’s Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2. The approximate monthly costs are $5,700 under a lease expiring February 28, 2009. Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer, Lloyd Hoffman.

We manufacture our surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rental is $12,000 for 34,500 square feet. This lease expires on July 31, 2007.

A second manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin. This 18,000 square foot facility is leased for $7,100 monthly, which includes taxes and utilities. The lease expires August 31, 2008. Our line of extended care and consumer pet bed products is manufactured at this facility.

The Apparel Division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rental is $15,500 for 60,000 square feet. This lease expires December 31, 2006.

The Coating and Automated Shoecover Division has its facility at 2224 Cypress Street, Valdosta, Georgia. The monthly rental is $5,600 for 36,000 square feet. This lease expires May 30, 2010.

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. is located at 301 S. Blanchard St. Valdosta, Georgia. The monthly rental is $12,000 for 50,000 square feet. This lease expires October 31, 2009.

We believes that these arrangements are adequate for our present needs and that other premises, if required, are readily available.

ITEM 3.                                                     LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated as reported by the Amex were as follows:

		Low	High
2004	First Quarter	$1.80	$2.94
	Second Quarter	1.65	2.38
	Third Quarter	1.43	1.94
	Fourth Quarter	1.50	2.30

2005	First Quarter	$1.71	$2.24
	Second Quarter	1.85	2.05
	Third Quarter	1.87	2.93
	Fourth Quarter	2.40	3.35

2006	First Quarter	$2.19	$3.19
	(through March 20, 2006)

As of March 20, 2006 there were 378 shareholders of record, and approximately 2,700 beneficial owners.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Historical Statement of Operations Data

Sales	$31,095,000	$24,841,000	$26,961,000	$21,789,000	$21,727,000
Gross profit	14,147,000	12,286,000	13,660,000	10,523,000	9,086,000
Selling, general and administrative expenses	9,796,000	8,925,000	8,602,000	7,435,000	7,481,000
Depreciation and amortization	499,000	517,000	509,000	447,000	476,000
Equity in loss of unconsolidated affiliate	(16,000)	—	—	—	—
Loss on sale of assets	—	(7,000)	—	(3,000)	(98,000)
Interest income (expense)	(24,000)	(7,000)	20,000	24,000	21,000

Income before provision for income taxes	3,860,000	2,858,000	4,529,000	2,620,000	1,206,000

Provision for income taxes	1,410,000	1,011,000	1,518,000	955,000	420,000

Net income	$2,450,000	$1,847,000	$3,011,000	$1,665,000	$786,000

Basic net income per share	$0.10	$0.08	$0.13	$0.07	$0.03

Diluted net income per share	$0.10	$0.08	$0.13	$0.07	$0.03

Basic weighted average shares outstanding	23,684,229	23,215,809	22,517,683	23,263,451	23,812,587
Diluted weighted average shares outstanding	25,247,236	24,624,613	24,059,508	23,770,248	24,452,699

Historical Balance Sheet Data

Current assets	$16,761,000	$15,348,000	$12,756,000	9,222,000	$8,124,000
Total assets	21,871,000	18,789,000	16,096,000	12,775,000	11,904,000
Current liabilities	2,576,000	2,437,000	2,495,000	2,172,000	1,679,000
Long-term liabilities	652,000	652,000	574,000	829,000	1,321,000
Shareholders’ equity	18,643,000	15,700,000	13,027,000	9,774,000	8,904,000

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

Cautionary Statement for Forward-Looking Information

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

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

Revenue Recognition: For sales transactions, we comply with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience. Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors. Our rebates are based on actual sales and accrued monthly.

Stock Based Compensation:  We account for stock options granted to employees and directors under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock issued to employees,” instead of the fair value recognition provisions of the FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under APB 25, no stock-based employee compensation is reflected in net income, as all options granted under the Company’s plan have an exercise price equal to the market value of the stock on the date of the grant. The effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 would have been a decrease of $317,000 for fiscal 2005.

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

In December 2004, the FASB issued a SFAS No. 123-R, “Share-Based Payment,” revision to SFAS No. 123. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. We will adopt SFAS No. 123-R effective January 1, 2006 using the modified prospective application with no restatement of prior interim periods. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations. In 2006, we do not expect to record any material compensation expense in connection with the adoption of SFAS No. 123-R. On December 31, 2005, the Company accelerated the vesting of all 60,000 unvested outstanding options. Had it not accelerated the vesting of these options, the Company would have been required to record stock compensation expense of approximately $41,000 pre tax (assuming no forfeitures) in fiscal 2006, due to the adoption of FAS 123R.

In January 2003, the FASB, issued FASB Interpretation Number, FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued a revision to FIN 46, FIN46R, to clarify certain provisions and exempt certain entities from its requirements. Since we do not have any investments in variable interest entities, the adoption of FIN 46 and FIN 46R did not have an impact on our financial position or results of operations

For additional information on our accounting policies, see Footnote 2 of the accompanying financial statements.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and distribute a line of medical bed pads and accessories as well as a line of pet beds. Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

During the first quarter of 2005, we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc. (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consists of house wrap (Perma Wrap™) and a synthetic roof underlayment (AlphaProtector™ – SUL). The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments. In addition to our paint with antimicrobials, we have also developed a line of sealants with antimicrobials to be used for mold remediation. The Engineered Products segment is expected to contribute significantly to revenue growth in 2006.

This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments. The house wrap offers a weather resistant barrier designed to lower energy consumption costs. The proprietary synthetic roof underlayment is designed to resist the environment, as opposed to conventional roofing underlayment that is prone to rapid degradation and mold growth.

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

Our products as classified above are grouped into four business segments. The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment as well as a line of antimicrobial paint.

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

During the first quarter of 2005, we entered into two sales and marketing agreements for our line of construction supply weatherization products. On January 31, 2005 we signed a 3 year mutually exclusive agreement with Perma “R” Products, Inc., (Perma “R”) a Grenada, Mississippi based company. As part of the agreement, Perma “R” will be responsible for all marketing of our house wrap products and has agreed to minimum sales of $5 million per year. On February 28, 2005 we signed a second 3 year, mutually exclusive agreement with Perma “R”. This second agreement stipulates that Perma “R” will be responsible for all sales and marketing of our synthetic roof underlayment product and has agreed to minimum sales of $3 million per year.

Engineered Products commenced sales of house wrap and synthetic roof underlayment during the first quarter of 2005 and revenue for this segment for the year ended December 31, 2005 was $4,713,000. This segment is expected to grow significantly in 2006.

We are also focused on appreciably improving sales in the pharmaceutical, cleanroom and industrial safety markets. Our key sales growth strategies for these markets are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ specific needs. Our Disposable Protective Apparel segment that services these markets grew by 9.3% for the year ended December 31, 2005. We expect sales in this segment to improve in 2006.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Gross profit	45.5	49.5	50.7
Selling, general and administrative	31.5	35.9	31.9
Income from operations	12.4	11.4	16.9
Income before provision for income taxes	12.4	11.5	16.8
Net income	7.9	7.4	11.2

Fiscal 2005 compared to Fiscal 2004

Sales.  Consolidated sales for the year ended December 31, 2005 increased to $31,095,000 from $24,841,000 for the year ended December 31, 2004, representing an increase of $6,254,000 or 25.2%. We attribute the increase primarily to increased sales of disposable protective apparel products of $1,661,000, to increased sales of construction supply weatherization products of $4,695,000 and increased infection control segment sales of $28,000, partially offset by decreased sales from our Extended Care Unreal Lambskin segment of $130,000.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2005 were $19,444,000 compared to $17,783,000 for the same period of 2004. The Disposable Protective Apparel segment sales increase of $1,661,000 or 9.3% was primarily due to increased sales of approximately $0.7 million to our largest distributor, and an approximate $1 million increase due to other distributors that concentrate on the cleanroom and industrial safety industries.

Although this segment increased by 9.3% in 2005, we were trending significantly higher through the first nine months of 2005. This fourth quarter decline in growth was due to a decrease in shipments to our largest distributor during the last three months of 2005. Although shipments declined in the fourth quarter of 2005, shipments to the distributor’s end users remained fairly consistent with prior quarters. The decline in shipments to this distributor in the fourth quarter can be attributed to slowdown in orders from them to reduce their inventory levels, as well as sales to them in the fourth quarter of 2004 were stronger than normal. Orders from this distributor are expected to normalize during the latter part of the first quarter of 2006.

We expect growth in the disposable protective apparel segment in 2006 as we will be introducing Comfortech™, a new material that we have been developing over the past two years and anticipate significant market share gains relative to the competition. Also, during the second quarter of 2006 we will be bringing to market Comfortech™ - Certified, an entirely new class of products designed to dramatically decrease the risk of bioburden contamination in our target markets. We anticipate continued long-term growth in this segment.

Infection Control segment sales for the year ended December 31, 2005 increased by $28,000 or 0.5% to $5,136,000 compared to $5,108,000 for the same period of 2004. The Infection Control Segment would have been up by $628,000 or 13.9% in 2005, excluding a $600,000 international sale for N-95 respirator masks in the second quarter of 2004 that did not recur in 2005. From time to time, large orders could periodically occur that will influence this segment’s revenue.

Mask sales in this segment were very strong in the fourth quarter of 2005 as concerns about Avian Flu heightened. Mask sales in the fourth quarter were up 36% as compared to the average for the first three quarters of 2005. We expect continued growth in this segment, especially sales of our N-95 NIOSH approved Respirator mask, if Avian Flu continues to be a worldwide concern. We have significant manufacturing capacity for the N-95 Respirator mask in the event that demand surges.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, roof underlayment) as well as a line of paint with antimicrobials. Engineered Products sales for the year ended December 31, 2005 was $4,713,000 as compared to $18,000 for the same period of 2004. The breakdown of the Engineered Products sales is as follows for the year ended December 31, 2005: 74% house wrap, 25% roof underlayment and 1% antimicrobial paint. In October 2005, we received Notice of Acceptance from the Miami-Dade County Building Code Compliance Office for our Synthetic Roof Underlayment (AlphaProtector™ – SUL) which is recognized as possessing stringent criteria for building products. This will facilitate our exclusive distributor Perma “R” Products’ ability to sell our synthetic roof underlayment, as it is a standard for many builders nationwide. We expect significant growth from this segment in 2006.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $130,000 or 6.7% to $1,802,000 for the year ended December 31, 2005  from $1,932,000 for the year ended December 31, 2004. The decrease of $130,000 in sales is primarily the result of lower medical bed pad sales. This line of products is not expected to be a growth segment for the Company.

Gross Profit   Gross profit increased by 15.1% to $14,147,000 for the year ended December 31, 2005 from $12,286,000 for the same period in 2004. Gross profit margin decreased to 45.5% for the year ended December 31, 2005 from 49.5% for the same period in 2004.

Gross profit margin is down primarily related to lower margins on sales of our Engineered Products segment which continues to be impacted by routine startup expenses, and an overall lower gross margin composition than our other segments. Excluding Engineered Products, gross profit margin was 49.1% for the year ended December 31, 2005 compared to 49.5% for the same period of 2004. This gross profit margin is in line with the gross profit margin for 2004.

Gross profit on the Engineered Products segment was 25.1% for the year ended December 31, 2005 with no comparative number for the same period for 2004 as sales were only $18,000. Gross profit by quarter in 2005 for Engineered Products is as follows: first quarter 20.6%, second quarter 25.2%, third quarter 28.2% and fourth quarter 25.1%. Gross profit on this product line is expected to increase to the low to mid 30% range by the second half of 2006 as our production facility in India becomes fully operational.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $871,000 or 9.8% to $9,796,000 for the year ended December 31, 2005 from $8,925,000 for the year ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses decreased to 31.5% for the year ended December 31, 2005 from 35.9% for the same period in 2004. The overall increase in selling, general and administrative expenses is primarily related to increased expenses for the Engineered Products segment of $802,000.

Selling, general and administrative expenses for the year ended December 31, 2005 for the Engineered Products segment increased by $802,000 to $1,184,000 as compared to $382,000 for the same period of 2004. As a percentage of net Engineered Products sales, selling, general and administrative expenses were 25.1% for the year ended December 31, 2005. We believe that we have built the infrastructure required to substantially grow Engineered Products. Expenses are expected to decrease as a percentage of sales as the volume of Engineered Products sales grow.

Excluding the 2005 Engineered Products segment increase of $802,000, selling, general and administrative expenses for the year ended December 31, 2005 increased by $69,000 or 0.8% to $8,612,000 as compared to $8,543,000 for the same period of 2004.

The increase of $69,000 in selling, general and administrative expenses, excluding the Engineered Products segment, primarily consists of increased rent and utilities expense of $92,000, increased insurance expense of $47,000, increased professional fees and public company expenses of $80,000, Sarbanes-Oxley Corporate Governance costs of $91,000, increased expense for the executive bonus program of $111,000, increased office expenses and miscellaneous expenses of $54,000 and increased factory indirect expenses of $55,000, partially offset by decreased payroll costs of $213,000, decreased travel expense of $86,000, decreased marketing and commission expenses of $136,000 and decreased telecommunications expense of $25,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company. Total bonuses of $429,000 were accrued for the year ended December 31, 2005 as compared to $318,000 in the same period of 2004.

Depreciation and Amortization.   Depreciation and amortization expense decreased by $18,000 or 3.5% to $499,000 for the year ended December 31, 2005 from $517,000 for the same period in 2004. The decrease is primarily attributable to the closure of our facility located in Mexico during 2004.

Income from Operations.   Income from operations increased by $1,008,000 or 35.4%, to $3,852,000 for the year ended December 31, 2005 as compared to income from operations of $2,844,000 for the year ended December 31, 2004. The increase in income from operations is due to an increase in gross profit of $1,861,000 and a decrease in depreciation and amortization of $18,000, partially offset by an increase in selling, general and administrative expenses of $871,000.

Net Interest.   For the year ended December 31, 2005, we had net interest income of $24,000 compared to net interest income of $7,000 for the year ended December 31, 2004. Interest expense decreased slightly to $9,000 for the year ended December 31, 2005 compared to $10,000 for the same period of 2004. Interest income increased by $16,000 to $33,000 for the year ended December 31, 2005 as compared to $17,000 for the same period of 2004.

Equity in income (loss) of unconsolidated affiliates.   On June14, 2005 Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products. Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term non-interest bearing advance. Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.

The Company is subject to the provisions of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” which redefines the criteria by which the Company determines the proper accounting for its investments in related entities. Specifically, FIN 46 requires the Company to assess whether or not related entities are variable interest entities (“VIE”s), as defined. For those related entities that qualify as variable interest entities, FIN 46 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE. The Company has determined that its investment in Harmony is not a VIE and is considered to be an unconsolidated affiliate.

Harmony commenced operations in August of 2005. For the five months ended December 31, 2005, we recorded and equity loss in unconsolidated affiliate of $16,000, consisting of our $97,000 proportional ownership of Harmony’s net income offset by an $113,000 elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties.

Income Before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2005 was $3,860,000 compared to $2,858,000 for the year ended December 31, 2004, representing an increase of $1,002,000 or 35.1%. The increase in income before provision for income taxes is due to an increase in gross profit of $1,861,000, a decrease in depreciation and amortization of $18,000 and an increase in net interest income of $17,000, partially offset by an increase in selling, general and administrative expenses of $871,000, a loss of $16,000 from our unconsolidated affiliate (Harmony), as well as a gain on sale of assets of $7,000 in 2004.

Provision for Income Taxes The provision for income taxes for the year ended December 31, 2005 was $1,410,000 compared to $1,011,000 for the year ended December 31, 2004. The increase in income taxes is due to higher income before provision for income taxes in 2005. The effective tax rate was 36.5% for the year ended December 31, 2005 as compared to 35.4% for the same period in 2004.

Net Income. Net income for the year ended December 31, 2005 was $2,450,000 compared to net income of $1,847,000 for the year ended December 31, 2004, an increase of $603,000 or 32.6%. The net income increase was primarily due to an increase in income before provision for income taxes of $1,002,000, partially offset by an increase in income taxes of $399,000. Net income as a percentage of sales for the year ended December 31, 2005 and 2004 was 7.9% and 7.4% respectively. Basic and diluted income per share for the year ended December 31, 2005 and 2004 were $0.10 and $0.08, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $323,000 or 3.8% to $8,925,000 for the year ended December 31, 2004 from $8,602,000 for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 35.9% for the year ended December 31, 2004 from 31.9% for the same period in 2003. The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $179,000, increased travel expense of $133,000, increased marketing and commission expenses of $70,000, increased rent and utilities expense of $89,000, increased professional fees and public company expenses of $64,000, increased foreign exchange expense of $26,000, increased insurance expense of $24,000, increased research and development testing expenditures of $51,000, partially offset by decreased expense for the executive bonus program of $182,000, decreased factory expenses of $28,000, decreased office expenses of $72,000, decreased credit card processing expense of $21,000 and decreased miscellaneous general expenses of $10,000.

Included in selling, general and administrative expenses for 2004 is $382,000 of expenses that relate to costs for the newly formed Engineered Products segment. Excluding the Engineered Products segment expenses, selling, general and administrative expenses in 2004 decreased by $59,000 or 0.7% and were 34.4% as a percentage of net sales.

The increase in payroll costs of $179,000 comprises $186,000 of payroll costs from the newly formed Engineered Products segment and $142,000 in increased sales and marketing payroll expenses, partially offset by a decrease of $103,000 in factory direct payroll expense due to closing our Benjamin Hill, Mexico facility, and a decrease of $46,000 in factory direct payroll expenses.

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

Provision for Income Taxes The provision for income taxes for the year ended December 31, 2004 was $1,011,000 compared to $1,518,000 for the year ended December 31, 2003. The decrease in income taxes is primarily due to lower income before provision for income taxes in 2004. The effective tax rate was approximately 35.4% in 2004 compared to 33.5% in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents of $1,163,000 and working capital of $14,185,000, an increase in working capital of 9.9% or $1,274,000 since December 31, 2004. As of December 31, 2005, our current ratio was 6.51:1 as compared to 6.30:1 as of December 30, 2004. Cash decreased by $3,712,000 to $1,163,000 as of December 31, 2005 as compared to $4,875,000 as of December 31, 2004. The decrease in cash is primarily due to cash used in operating activities of $2,040,000, the purchase of property and equipment of $594,000, the investment in and advances to unconsolidated affiliates (Harmony) of $1,450,000 and the repurchase of $21,000 of common stock as well as purchases of intangible assets of $26,000, partially offset by cash proceeds of $419,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%. At December 31, 2005, the prime interest rate was 7.00%. The line of credit was renewed in May 2005 and expires in May 2007. The Company’s borrowing capacity on the line of credit was $3,489,000 at December 31, 2005. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of December 31, 2005, we had not borrowed on this line of credit. As of December 31, 2005, we do not have any debt.

Net cash used in operating activities was $2,040,000 for the year ended December 31, 2005 compared to $1,463,000 of net cash provided for the year ended December 31, 2004. The net cash used in operating activities of $2,040,000 for the year ended December 31, 2005 is due to an increase in inventory of $5,810,000, which is net of the elimination of gross profit on inventory from the affiliate of $113,000, partially offset by net income of $2,450,000, equity in loss of unconsolidated affiliates of $16,000, a decrease in prepaid expenses of $234,000, depreciation and amortization of $499,000, a decrease in accounts receivable of $307,000, an increase in accounts payable of $138,000, an income tax benefit from stock options exercised of $95,000 and an decrease in deferred income taxes of $31,000. The net cash provided by operating activities of $1,463,000 for the year ended December 31, 2004 was due to a decrease in inventory of $1,213,000, net income of $1,847,000, depreciation and amortization of $517,000 and an income tax benefit from stock options exercised of $230,000, partially offset by an increase in accounts receivable of $1,554,000, an increase in prepaid expenses and other current assets of $704,000, a decrease in accounts payable and accrued liabilities of $58,000, an increase on a gain on the sale of assets of $7,000 and an increase in deferred income taxes of $21,000.

Accounts receivable decreased by $307,000 to $3,954,000 for the year ended December 31, 2005 from $4,261,000 for the same period in 2004. Accounts receivable due from our largest distributor decreased by $1.0 million to $2.5 million at December 31, 2005 from $3.5 million at December 31, 2004. This is due to lower than normal sales during the fourth quarter of 2005 and higher than normal sales during the fourth quarter of 2004. As well, accounts receivable on the Engineered Products segment was up $0.4 million and other distributors to the pharmaceutical and clean-room markets were up $0.3 million.

Inventory increased by $5,697,000 to $10,499,000 for the year ended December 31, 2005 from $4,802,000 for the same period in 2004. Eighty seven percent of the increase in inventory is attributable to an increase of $4.9 million in inventory for the Engineered Product segment. Current inventory levels for the Engineered Product segment are high, which will allow us to service anticipated sales growth. In addition, inventory for the Disposable Protective Apparel segment increased by $0.7 million primarily as a result of increased sales.

Prepaid expenses and other current assets decreased by $234,000 to $715,000 for the year ended December 31, 2005 from $949,000 for the same period in 2004. The decrease of $234,000 is primarily due to a $400,000 decrease in prepaid tax installment payments, a decrease in prepaid rent of $30,000 and a decrease of other prepaid items of $56,000, partially offset by an increase in prepaid raw material purchases for Engineered Products of $212,000 and an increase in prepaid insurance of $40,000.

Accounts payable and accrued liabilities as of December 31, 2005 increased by $138,000 to $2,576,000 from $2,437,000. The net change in 2005 was primarily due to an increase in income tax payable of $557,000, an increase in accrued commission/bonus payable of $153,000, an increase in accrued rebates of $76,000, an increase in accrued professional fees of $42,000 and an increase in accrued payroll of $25,000 partially offset by decreased accounts payable of $715,000.

Net cash used in investing activities was $2,070,000 and $611,000 for the years ended December 31, 2005 and 2004, respectively. Our investing activity in 2005 consisted primarily of expenditures for property and equipment of $594,000 and the purchase of intangible assets of $26,000 and an investment in and advances to unconsolidated affiliates (Harmony) of $1,450,000. This compared to expenditures for property and equipment of $586,000 and purchases of intangible assets of $41,000, offset by the proceeds from the sales of assets of $16,000 for the year ended December 31, 2004. The expenditures for property and equipment in 2005 of $594,000 were principally for the purchase of equipment for our Engineered Products segment.

On June 14, 2005, Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products. Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interest of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products, Inc. contributed $508,000 and Maple Industries and Associates contributed $708,000 for share capital. The Company has determined that its investment in Harmony is not a variable interest entity and is considered an unconsolidated affiliate.

Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term non-interest bearing advance. Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment. Harmony has also built a new 60,000 square-foot facility for the manufacturing of house wrap and other building products.

Harmony commenced operations in August of 2005. For the five months ended December 31, 2005, we recorded and equity loss in unconsolidated affiliate of $16,000, consisting of our $97,000 proportional ownership of Harmony’s net income offset by a $113,000 elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties.

We expect to purchase approximately $250,000 of equipment in 2006. These expenditures will be primarily for equipment for the Engineered Products and Infection Control segments.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock. This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors. In all instances, we are retiring the shares. For the year ended December 31, 2005, we bought back a total of 10,000 shares of common stock at a cost of $21,000. As of December 31, 2005, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the year ended December 31, 2005, net cash provided by financing activities was $398,000 compared to cash provided by financing activities of $596,000 for the same period of 2004. Our financing activities in 2005 consisted primarily of cash proceeds of $419,000 from the exercise of stock options, partially offset payments of $21,000 for the repurchase of 10,000 shares of common stock. Our financing activities in 2004 consisted primarily of cash proceeds of $760,000 from the exercise of 824,894 stock options and $208,000 from the exercise of 119,048 warrants, partially offset by payments of $372,000 for the repurchase of 215,000 shares of common stock.

As shown below, at December 31, 2005, our contractual cash obligations totaled approximately $1,539,000.

	Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,539,000	$666,000	$658,000	$215,000	—

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,539,000	$666,000	$658,000	$215,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. We will adopt SFAS No. 123-R effective January 1, 2006 using the modified prospective application with no restatement of prior interim periods. We do not expect the adoption of this standard to have a significant impact on our financial position or results of operations. In 2006, we do not expect to record any material compensation expense in connection with the adoption of SFAS No. 123-R. On December 31, 2005, the Company accelerated the vesting of all 60,000 unvested outstanding options. Had it not accelerated the vesting of these options, the Company would have been required to record stock compensation expense of approximately $41,000 pre tax (assuming no forfeitures) in fiscal 2006, due to the adoption of SFAS 123R.

In January 2003, the FASB, issued FASB Interpretation Number, FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued a revision to FIN 46, FIN46R, to clarify certain provisions and exempt certain entities from its requirements. Since we do not have any investments in variable interest entities, the adoption of FIN 46 and FIN 46R did not have an impact on our financial position or results of operations.

ITEM 7a.                                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Mexico and have a joint venture in India. In addition the Company’s executive office, which employees 18 people, is located in Canada. Our results of operations could be negatively affected by changes in foreign currency exchange rates due to stronger economic conditions in those countries. We believe we do not have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are in US dollars. In Canada our foreign currency exposure is not material due to the fact that we do not manufacture in Canada.

We do not expect any significant effect on our results of operations from inflation or interest and currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and the Report of our Independent Registered Public Accounting Firm  thereon are set forth under Item 15 (a) (1) of this Form 10-K.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is presented below:

2005 Quarters

	1ST	2ND	3RD	4TH
Revenue	$6,982,000	$9,040,000	$8,056,000	$7,017,000
Gross Profit	3,161,000	4,227,000	3,649,000	3,110,000
Net Income	444,000	1,003,000	693,000	310,000
Basic and Diluted Income per Share	0.02	0.04	0.03	0.01

2004 Quarters

	1ST	2ND	3RD	4TH
Revenue	$5,853,000	$6,748,000	$5,827,000	$6,413,000
Gross Profit	2,990,000	3,240,000	2,917,000	3,139,000
Net Income	467,000	450,000	374,000	556,000
Basic and Diluted Income per Share	0.02	0.02	0.02	0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period for this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with General Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2004), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2006.

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this   Form 10-K

(b)                                 A Form 8-K was filed during the last quarter covered by this report, reporting the issuance of a release dated October 21, 2005 announcing registrant’s receipt of Miami Dade Notice of Acceptance from the Miami – Dade County Building Code Compliance Office for our synthetic roof underlayment products.

(c)                                  Exhibit Index

23 (a) Consent of Independent Registered Public Accounting Firm (filed herewith)

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

	(e)	BFD Industries Limited Partnership Agreement between 881216 Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
	(f)	Asset Purchase Agreement between the Company and the BFD Industries Limited Partnership dated May 17, 1990
	(g)	Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
	(h)	Professional Services Agreement between the Company and Quanta Corporation dated September, 1991
	(i)	Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
	(j)	National Account Marketing Agreement between the Company and National Contracts, Inc. dated October 7, 1991
	(k)	Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991.
	(l)	Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
	(m)	Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
	(n)	Group Purchasing Agreement between the Company and Magnet, Inc.

	(o)	Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.
	(p)	VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****
	(q)	Business Relationship/Confidentially Agreement between the Company and McDonald’s Corporation dated February 1, 2000 and First Amendment thereto *****
	(r)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc.for housewrap dated January 28, 2005 ******
	(s)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc. for synthetic roof underlayment dated February 24, 2005 ******

(23)	(a)	Consent of Independent Registered Public Accounting Firm *******

Unless otherwise noted, all of the foregoing exhibits are incorporated by reference to Form 10 Registration Statement (File No. 0-1983) filed on February 25, 1992.

*	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 019893)

**	Incorporated by reference to Registration Statement on Form S-1, (File No. 33-93894) which became effective August 10, 1995

***	Incorporated by reference to Post-Effective Amendment No. 1 filed January 30, 1997 to Registration Statement on Form S-1 (File No,. 33-93894)

****	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 01-9893)

*****	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 01-9893)

******	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 01-9893)

*******	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 23, 2006	BY:	/s/Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 23, 2006	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 23, 2005.

/s/David B. Anderson
David B. Anderson, Director

/s/Donald E. Bennett Hr.
Donald E. Bennett, Jr. Director

/s/Sheldon Hoffman
Sheldon Hoffman, Director

/s/Robert H. Isaly
Robert H. Isaly, Director

/s/Russ Manock
Russ Manock, Director

/s/Alexander W. Millar
Alexander W. Millar, Director

/s/Dr. John Ritota
Dr. John Ritota, Director

Alpha Pro Tech, Ltd.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, UT

March 17, 2006

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,163,000	$4,875,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 and $75,000 at December 31, 2005 and 2004, respectively	3,954,000	4,261,000
Inventories, net	10,499,000	4,802,000
Prepaid expenses and other current assets	715,000	949,000
Deferred income taxes	430,000	461,000
Total current assets	16,761,000	15,348,000

Property and equipment, net	3,389,000	3,256,000
Goodwill, net	55,000	55,000
Intangible assets, net	119,000	130,000
Equity investments in and advances to unconsolidated affiliates	1,547,000	—

Total assets	$21,871,000	$18,789,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$648,000	$1,363,000
Accrued liabilities	1,928,000	1,074,000
Total current liabilities	2,576,000	2,437,000

Deferred income taxes	652,000	652,000
Total liabilities	3,228,000	3,089,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 23,787,955 and 23,456,849 issued and outstanding at December 31, 2005 and 2004, respectively	238,000	235,000
Additional paid-in capital	24,683,000	24,193,000
Accumulated deficit	(6,278,000)	(8,728,000)
Total shareholders’ equity	18,643,000	15,700,000
Total liabilities and shareholders’ equity	$21,871,000	$18,789,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
Net sales	$31,095,000	$24,841,000	$26,961,000

Cost of goods sold, excluding depreciation and amortization shown below	16,948,000	12,555,000	13,301,000

Gross profit	14,147,000	12,286,000	13,660,000

Expenses:
Selling, general and administrative	9,796,000	8,925,000	8,602,000
Depreciation and amortization	499,000	517,000	509,000

Income from operations	3,852,000	2,844,000	4,549,000

Other income (expense)
Equity in income (loss) of unconsolidated affiliates	(16,000)	—	—
Gain on sale of assets	—	7,000	—
Interest, net	24,000	7,000	(20,000)

Income before provision for income taxes	3,860,000	2,858,000	4,529,000

Provision for income taxes	1,410,000	1,011,000	1,518,000

Net income	$2,450,000	$1,847,000	$3,011,000

Basic income per share	$0.10	$0.08	$0.13

Diluted income per share	$0.10	$0.08	$0.13

Basic weighted average shares outstanding	23,684,229	23,215,809	22,517,683

Diluted weighted average shares outstanding	25,247,236	24,624,613	24,059,508

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2002	22,625,907	$226,000	$23,134,000	$(13,586,000)	$9,774,000

Options exercised	402,000	4,000	268,000	—	272,000
Common stock repurchased	(300,000)	(3,000)	(284,000)	—	(287,000)
Income tax benefit from stock					—
options exercised	—	—	257,000	—	257,000
Net income	—	—	—	3,011,000	3,011,000

Balance at December 31, 2003	22,727,907	227,000	23,375,000	(10,575,000)	13,027,000

Options exercised	824,894	9,000	751,000	—	760,000
Warrants exercised	119,048	1,000	207,000		208,000
Common stock repurchased	(215,000)	(2,000)	(370,000)	—	(372,000)
Income tax benefit from stock					—
options exercised	—	—	230,000	—	230,000
Net income	—	—	—	1,847,000	1,847,000

Balance at December 31, 2004	23,456,849	235,000	24,193,000	(8,728,000)	15,700,000

Options exercised	341,106	3,000	416,000	—	419,000
Common stock repurchased	(10,000)	—	(21,000)	—	(21,000)
Income tax benefit from stock					—
options exercised	—	—	95,000	—	95,000
Net income	—	—	—	2,450,000	2,450,000

Balance at December 31, 2005	23,787,955	$238,000	$24,683,000	$(6,278,000)	$18,643,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,450,000	$1,847,000	$3,011,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	499,000	517,000	509,000
Equity in loss of unconsolidated affiliates	16,000	—	—
Gain on sale of assets	—	(7,000)	—
Deferred income taxes	31,000	(21,000)	36,000
Income tax benefit from stock options exercised	95,000	230,000	257,000
Changes in assets and liabilities:
Accounts receivable, net	307,000	(1,554,000)	(421,000)
Inventories, net	(5,810,000)	1,213,000	(2,657,000)
Prepaid expenses and other current assets	234,000	(704,000)	110,000
Accounts payable and accrued liabilities	138,000	(58,000)	450,000

Net cash (used in) provided by operating activities	(2,040,000)	1,463,000	1,295,000

Cash flows from investing activities:
Investments in and advances to unconsolidated affiliates	(1,450,000)	—	—
Proceeds from related party loans	—	—	70,000
Purchase of property and equipment	(594,000)	(586,000)	(370,000)
Proceeds from sale of assets	—	16,000	—
Purchase of intangible assets	(26,000)	(41,000)	(17,000)

Net cash used in investing activities	(2,070,000)	(611,000)	(317,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	419,000	760,000	272,000
Proceeds from exercise of warrants	—	208,000	—
Payments for the repurchase of common stock	(21,000)	(372,000)	(287,000)
Proceeds from revolving credit agreement	356,000	—	—
Payments on revolving credit agreement	(356,000)	—	—
Payments on notes payable	—	—	(415,000)

Net cash provided by (used in) financing activities	398,000	596,000	(430,000)

(Decrease) increase in cash and cash equivalents	(3,712,000)	1,448,000	548,000

Cash and cash equivalents, beginning of period	4,875,000	3,427,000	2,879,000

Cash and cash equivalents, end of period	$1,163,000	$4,875,000	$3,427,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,700	$9,800	$34,000

Cash paid for income taxes	$333,000	$1,682,000	$1,481,000

Supplemental schedule of non-cash operating activites:
Elimination of gross profit on inventory purchases from affiliate	$113,000	—	—

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

During the first quarter of 2005, the Company commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap, synthetic roof underlayment and antimicrobial paint. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings	25 years
Machinery and equipment	5-15 years
Office furniture and equipment	2-7 years
Leasehold improvements	4-5 years

Expenditures for renewals and betterments are capitalized, whereas costs of maintenance and repairs are charged to operations in the period incurred.

Goodwill and Intangible assets

The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted

SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill is not amortized, but rather is tested for impairment (Note 5). Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2005, 2004 and 2003.

Revenue recognition

 For sales transactions, the Company complies with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

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

The Company’s stock option plans are described more fully in Note 9. No stock-based employee compensation is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation.

	For the Year Ended December 31,
	2005	2004	2003

Net income, as reported	$2,450,000	$1,847,000	$3,011,000
Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(317,000)	(150,000)	(5,000)

Pro forma net income	$2,133,000	$1,697,000	$3,006,000

Net income per share:
Basic - as reported	$0.10	$0.08	$0.13
Basic - pro forma	0.09	0.07	0.13
Diluted - as reported	0.10	0.08	0.13
Diluted - pro forma	0.08	0.07	0.12

We will adopt SFAS No. 123-R effective January 1, 2006 using the modified prospective application with no restatement of prior interim periods.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

	For the Year Ended December 31,
	2005	2004	2003
Net income (Numerator)	$2,450,000	$1,847,000	$3,011,000

Shares (Denominator):
Basic weighted average shares outstanding	23,684,229	23,215,809	22,517,683
Add: Dilutive effect of stock options and warrants	1,563,007	1,408,804	1,541,825

Diluted weighted average shares outstanding	25,247,236	24,624,613	24,059,508

Net income per share:
Basic	$0.10	$0.08	$0.13
Diluted	$0.10	$0.08	$0.13

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2005, 2004 and 2003.

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2005, 2004 and 2003.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2005, 2004 and 2003.

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

Fair value of financial instruments

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective book values at December 31, 2005 and 2004.

New accounting standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No.
123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. We will adopt SFAS No. 123-R effective January 1, 2006 using the modified prospective application with no restatement of prior interim periods. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations. In 2006, we do not expect to record any material compensation expense in connection with the adoption of SFAS No. 123-R. On December 31, 2005, the Company accelerated the vesting of all 60,000 unvested outstanding options. Had it not accelerated the vesting of these options, the Company would have been required to record stock compensation expense of approximately $41,000 pre tax (assuming no forfeitures) in fiscal 2006, due to the adoption of FAS 123R.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to clarify certain provisions and exempt certain entities from its requirements. Since we do not have an investment in any variable interest entities, the adoption of FIN 46 and FIN 46R did not have an impact on our financial position or results of operations.

3.                 Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$7,376,000	$2,719,000
Work in process	325,000	57,000
Finished goods	3,124,000	2,452,000
	10,825,000	5,228,000
Less reserve for slow-moving, obsolete or unusable inventory	(326,000)	(426,000)
	$10,499,000	$4,802,000

4.                    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Buildings	$355,000	$355,000
Machinery and equipment	5,798,000	5,312,000
Office furniture and equipment	965,000	896,000
Leasehold improvements	251,000	212,000

	7,369,000	6,775,000
Less accumulated depreciation	(3,980,000)	(3,519,000)

	$3,389,000	$3,256,000

Depreciation of property and equipment was $ 462,000, $487,000 and $487,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.                    Goodwill and Intangible Assets

Goodwill: The Company adopted SFAS 142 effective January 1, 2002. In accordance with the requirements of SFAS 142, goodwill is not amortized, but is subject to an annual impairment test. The annual impairment tests have been completed and did not result in an impairment charge.

Intangible Assets: Intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consist of the following:

	Weighted Average	December 31, 2005			December 31, 2004
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	9.8	$287,000	$(168,000)	$119,000	$261,000	$(131,000)	$130,000

Amortization of intangible assets was $37,000, $30,000 and $22,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2006	$24,000
2007	15,000
2008	14,000
2009	14,000
2010	14,000
After 2010	38,000
$119,000

6.                        Investment in and Advances to Unconsolidated Affiliates

On June 14, 2005, Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products. Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital and Maple Industries and Associates contributed $708,000.

This joint venture positions Alpha ProTech Engineered Products to respond to current and expected increased product demand for house wrap and synthetic roofing underlayment, and future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony Plastics Private Limited, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce roof underlayment. Harmony has also built a new 60,000 square-foot facility for the manufacturing of house wrap and other building products.

The Company is subject to the provisions of FIN 46 which defines the criteria by which the Company determines the proper accounting for its investments in related entities. Specifically, FIN 46 requires the Company to assess whether or not related entities are variable interest entities (VIEs), as defined. For those related entities that qualify as variable interest entities, FIN 46 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

The Company has determined that Harmony is not a VIE and is therefore considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets. The Company records its equity interest in Harmony’s results of operations as equity in income (loss) of unconsolidated affiliates on the accompanying Consolidated Statements of Operations. The Company has not received distributions from Harmony related to its investment.

The Company reviews its investment in Harmony for impairment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock APB No. 18 requires recognition of a loss when the decline in an investment is other-than-temporary. In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.

As of December 31, 2005, Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and a $942,000 long term advance. The $942,000 long term non interest bearing advance for materials is to be fifty percent repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.

Harmony commenced operations in August of 2005. For the five months ended December 31, 2005, we recorded and equity loss in unconsolidated affiliate of $16,000, consisting of our $97,000 proportional ownership of Harmony’s net income offset by a $113,000 elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties.

7.                    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Payroll expenses	$188,000	$163,000
Bonuses payable	669,000	516,000
Accrued professional fees	160,000	118,000
Accrued rebates and other	354,000	277,000
Income taxes payable	557,000	—
	$1,928,000	$1,074,000

At December 31, 2004, the Company had an income tax overpayment of $400,000, which has been classified as a prepaid expense and other current assets.

8.                    Notes Payable

In December 1997, the Company entered into a credit facility with an asset-based lender. The facility was renewed in May 2005 and expires in May 2007. Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories. The Company’s borrowing capacity on the line of credit was $3,489,000 at December 31, 2005. The credit facility bears interest at prime plus 0.5%, (7.0% and 5.50% at December 31, 2005 and 2004, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment. Under the terms of the facility, the Company pays a 0.5% loan fee annually.

As of December 31, 2005, we had no outstanding balance on the line of credit and we had no debt.

9.                    Shareholders’ Equity

Warrant activity

As of January 1, 2004, the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share. These warrants were exercised during 2004 and as of December 31, 2005 the Company has no outstanding warrants.

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

Under the 2004 Stock Option Plan (2004 Plan), 2.5 million options have been reserved for issuance and approximately 0.6 million options have been granted as of December 31, 2005. Under the 2004 Plan, option grants have a one year vesting period and expire no later than the tenth anniversary of the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2005:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2002	3,856,000	$0.90
Granted to employees and directors	10,000	$1.63
Exercised	(402,000)	$0.68
Canceled/Expired/Forfeited	—	—
Options outstanding, December 31, 2003	3,464,000	$0.90
Granted to employees and directors	520,000	$1.63
Exercised	(825,000)	$0.68
Canceled/Expired/Forfeited	(15,000)	—
Options outstanding, December 31, 2004	3,144,000	$1.04
Granted to employees and directors	60,000	$1.98
Exercised	(341,000)	$1.23
Canceled/Expired/Forfeited	(50,000)	$1.58
Options outstanding, December 31, 2005	2,813,000	$1.03
Options exercisable, December 31, 2005	2,813,000	$1.03

 All options are fully exercisable.

The following summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding and Exercisable

			Average
Exercise		Average	Term
Price	Shares	Price	Remaining
$0.76 to $0.99	1,973,000	$0.86	1.48
$1.00 to $1.48	320,000	$1.10	0.37
$1.49 to $1.63	460,000	$1.58	8.56
$1.64 to $2.05	60,000	$1.98	9.45
	2,813,000	$1.03	2.68

The fair value of options granted to employees/directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.28%	3.45%	1.75%
Expected life	10 years	10 years	2.5 years
Expected volatility	78.2%	81%	84%
Expected dividend yield	0%	0%	0%

The weighted-average grant date fair values of employee/director options granted during the years ended December 31, 2005, 2004 and 2003 were $1.64, $1.32 and $0.83, respectively.

10.       Income Taxes

In 1994, the Company changed its name and commercial domicile from Canada to the United States. As a result of the change in domicile, NOL differences were created for book and tax purposes. With the change in domicile, the majority of the Canadian company’s NOL’s could not be utilized for tax purposes. As well, during 1995 the Company wrote off $4.9 million of intangible assets which resulted in a loss for book purposes and not for tax purposes. Although the items mentioned above are included in the accumulated deficit they cannot be used for tax purposes. During the year ended December 31, 2000; all available NOL’s had been utilized or expired.

The provision for income taxes consists of the following:

	Year ended December 31,
	2005	2004	2003

Current	$1,379,000	$1,032,000	$1,482,000
Deferred	31,000	(21,000)	36,000

	$1,410,000	$1,011,000	$1,518,000

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2005	2004
Deferred tax assets:
Alternative minimum tax credits	$34,000	$47,000
Temperary differences
Inventory reserve	111,000	145,000
Intangible assets	33,000	75,000
Other	252,000	194,000
Gross deferred tax assets	430,000	461,000
Deferred tax liabilities:
Temperary differences
Property and equipment	(643,000)	(643,000)
State income taxes	(9,000)	(9,000)
Gross deferred tax liabilities	(652,000)	(652,000)
Net deferred tax liability	$(222,000)	$(191,000)

The net deferred tax liability is reflected in the consolidated balance sheets as follows:

	December 31,
	2005	2004

Current deferred tax asset	$430,000	$461,000
Long-term deferred tax liability	(652,000)	(652,000)
	$(222,000)	$(191,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2005	2004	2003
Income taxes based on US statutory rate 34%	$1,312,000	$972,000	$1,540,000
Non-deductible meals and entertainment	14,000	17,000	15,000
Foreign tax credits	(33,000)	(84,000)	(51,000)
Domestic manufacturer’s deduction	(35,000)	—	—
State taxes	135,000	73,000	146,000
Other	17,000	33,000	(132,000)
	$1,410,000	$1,011,000	$1,518,000

11.          Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through May 30, 2010.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases
2006	$666,000
2007	386,000
2008	272,000
2009	187,000
2010	28,000
Future minimum lease payments	$1,539,000

Total rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $638,000, $554,000 and $568,000, respectively.

12.                 Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan. Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $26,000, $23,000 and $21,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company. Bonuses of $429,000, $318,000 and $500,000 were accrued for the years ended December 31, 2005 2004 and 2003, respectively.

13.             Activity of Business Segments

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

Engineered Products: this new fourth segment was announced during the second quarter 2004 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. Sales in this segment commenced in the first quarter of 2005. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments. The Company has an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint. The agreement requires a royalty payment of 5.0% of the net sales associated with the antimicrobial formulation. This product is designed to reduce operating costs in cleanrooms and hospitals while preserving environmental safety.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment:

	Year Ended December 31,
	2005	2004	2003

Disposable Protective Apparel	$19,444,000	$17,783,000	$16,075,000
Infection Control	5,136,000	5,108,000	8,993,000
Extended Care	1,802,000	1,932,000	1,893,000
Engineered Products	4,713,000	18,000	—
Consolidated total net sales	$31,095,000	$24,841,000	$26,961,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2005	2004	2003

Disposable Protective Apparel	$6,917,000	$6,349,000	$5,104,000
Infection Control	2,163,000	1,942,000	4,245,000
Extended Care	214,000	305,000	302,000
Engineered Products	(54,000)	(371,000)	—
Total segment income	9,240,000	8,225,000	9,651,000
Unallocated corporate overhead expenses	(5,380,000)	(5,367,000)	(5,122,000)
Provision for income taxes	(1,410,000)	(1,011,000)	(1,518,000)
Consolidated net income	$2,450,000	$1,847,000	$3,011,000

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2005	2004	2003

Net sales by region
United States	$29,427,000	$23,684,000	$23,968,000
International	1,668,000	1,157,000	2,993,000

Consolidated total net sales	$31,095,000	$24,841,000	$26,961,000

Long-lived assets by region
United States	$3,376,000	$3,179,000	$3,012,000
International	13,000	77,000	154,000

Consolidated total long-lived assets	$3,389,000	$3,256,000	$3,166,000

Net sales by region are based on the countries in which the customers are located. For the years ended December 31, 2005, 2004 and 2003, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

14.             Concentration of Risk

The Company maintains it cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

For the year ended December 31, 2005, two distributors account for 69% for total revenues.

The Company sells significant amounts of product to a large distributor on credit terms. The agreement with this distributor, which provides for exclusive distribution rights with respect to disposable protective apparel, mask and eye shields for sale to the industrial/cleanroom market place, is for a three-year period from January 1, 2001, and automatically renews for successive one-year terms unless terminated by either party in writing not less than 60 days prior to the expiration of the initial term or any renewal term. In order to retain such exclusivity, this distributor has agreed to purchase at least 95% of its prior year’s distributor sales in the current year. Since the beginning of the Company’s relationship with such supplier, the minimum requirement has been met each year. Net sales to this distributor were 53.1%, 63.7% and 54.8% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from this distributor represented 57.8% of total accounts receivable at December 31, 2005. The loss of this customer would have a material adverse effect on the Company’s business. Management believes that adequate provision has been made for risk of loss on all credit transactions.

During the first quarter of 2005, we entered into two sales and marketing agreements for our line of construction supply weatherization products. On January 31, 2005, we signed a 3 year mutually exclusive agreement with Perma “R” Products, Inc., (Perma “R”) a Grenada, Mississippi based company. As part of the agreement, Perma “R” is responsible for all marketing of our house wrap products, and has agreed to minimum sales of $5 million per year. On February 28, 2005 we signed a second 3 year, mutually exclusive agreement with Perma “R.”  This second agreement stipulates that Perma “R” will be responsible for all sales & marketing of our synthetic roof underlayment product and has agreed to minimum sales of $3 million per year.

The Company currently buys a significant amount of its disposable protective apparel products from one third party subcontractor located in China. Although there are a limited number of manufacturers of the particular product, management believe that other suppliers could provide similar products at comparable terms. A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

The Company’s new business segment, Alpha ProTech Engineered Products, Inc. currently buys construction supply weatherization products from its joint venture, Harmony located in India. Although there are a limited number of manufacturers of the particular product, management believe that other suppliers could provide similar products at comparable terms. A change in suppliers however could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

Alpha Pro Tech, Ltd. And Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2005

Allowance for doubtful accounts	$75,000	$1,000	$—	—	$76,000

Reserve for slow moving, obsolete or unusable inventory	$426,000	$—	$—	$100,000	$326,000

Year Ended December 31, 2004

Allowance for doubtful accounts	$69,000	$6,000	$—	—	$75,000

Reserve for slow moving, obsolete or unusable inventory	$386,000	$40,000	$—	$—	$426,000

Year Ended December 31, 2003

Allowance for doubtful accounts	$37,000	$32,000	$—	—	$69,000

Reserve for slow moving, obsolete or unusable inventory	$332,000	$54,000	$—	$—	$386,000