Form 10-Q
period 2006-03-31
ALPHA PRO TECH LTD
filed 2006-05-10
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2).

Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006.

24,090,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets -
March 31, 2006 and December 31, 2005

b)	Consolidated Statements of Operations
for the three months ended March 31, 2006 and March 31, 2005

c)	Consolidated Statement of Shareholders’ Equity
for the three months ended March 31, 2006

d)	Consolidated Statements of Cash Flows
for the three months ended March 31, 2006 and March 31, 2005

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2005. Our 2005 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three months ended March 31, 2006 with the same period in 2005.

Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005 (1)

Assets
Current assets:
Cash and cash equivalents	$882,000	$1,163,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 at March 31, 2006 and $76,000 at December 31, 2005	4,497,000	3,954,000
Inventories, net	10,811,000	10,499,000
Prepaid expenses and other current assets	844,000	715,000
Deferred income taxes	430,000	430,000
Total current assets	17,464,000	16,761,000

Property and equipment, net	3,374,000	3,389,000
Goodwill, net	55,000	55,000
Intangible assets, net	133,000	119,000
Equity investments in and advances to unconsolidated affiliates	1,684,000	1,547,000
Total assets	$22,710,000	$21,871,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$940,000	$648,000
Accrued liabilities	1,482,000	1,928,000
Total current liabilities	2,422,000	2,576,000

Deferred income taxes	652,000	652,000
Total liabilities	3,074,000	3,228,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 24,090,955 and 23,787,955 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	241,000	238,000
Additional paid-in capital	25,024,000	24,683,000
Accumulated deficit	(5,629,000)	(6,278,000)
Total shareholders’ equity	19,636,000	18,643,000
Total liabilities and shareholders’ equity	$22,710,000	$21,871,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Net sales	$7,971,000	$6,982,000

Cost of goods sold, excluding depreciation and amortization	4,330,000	3,821,000

Gross margin	3,641,000	3,161,000

Expenses:
Selling, general and administrative	2,496,000	2,352,000
Depreciation and amortization	111,000	123,000

Income from operations	1,034,000	686,000

Other income (expense)
Equity in income (loss) of unconsolidated affiliates	(9,000)	—
Interest, net	5,000	16,000

Income before provision for income taxes	1,030,000	702,000

Provision for income taxes	381,000	258,000

Net income	$649,000	$444,000

Basic net income per share	$0.03	$0.02

Diluted net income per share	$0.03	$0.02

Basic weighted average shares outstanding	24,066,144	23,646,008

Diluted weighted average shares outstanding	25,035,255	25,042,812

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	23,787,955	$238,000	$24,683,000	$(6,278,000)	$18,643,000

Options exercised	303,000	3,000	341,000	—	344,000

Net income	—	—	—	649,000	649,000

Balance at March 31, 2006	24,090,955	$241,000	$25,024,000	$(5,629,000)	$19,636,000

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For the Three months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$649,000	$444,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	111,000	123,000
Equity in loss of unconsolidated affiliates	9,000	—
Changes in assets and liabilities:
Accounts receivable, net	(543,000)	(343,000)
Inventories, net	(458,000)	(1,258,000)
Prepaid expenses and other current assets	(129,000)	151,000
Accounts payable and accrued liabilities	(154,000)	(623,000)

Net cash used in operating activities:	(515,000)	(1,506,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(86,000)	(267,000)
Purchase of intangible assets	(24,000)	(2,000)

Net cash used in investing activities	(110,000)	(269,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	344,000	289,000
Payments for the repurchase of common stock	—	(21,000)
Net cash provided by financing activities	344,000	268,000

Decrease in cash during the period	(281,000)	(1,507,000)

Cash and cash equivalents, beginning of period	1,163,000	4,875,000

Cash and cash equivalents, end of period	$882,000	$3,368,000
Supplemental schedule of non-cash operating activities:
Elimination of gross profit on inventory purchases from affiliate	$146,000	—

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

During the first quarter of 2005, the Company commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap and synthetic roof underlayment.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2005 was extracted from the audited consolidated financial statements contained in the 2005 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based payments. After December 31, 2005, no new awards of any kind have been granted under any of the option plans. As a result, the Company did not recognize any share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

_	For the Three Months Ended March 31,
2005
Net income, as reported	$444,000

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(90,000)
Pro forma net income	$354,000

Net income per share:
Basic—as reported	$0.02
Basic—pro forma	0.01
Diluted—as reported	0.02
Diluted—pro forma	0.01

Stock options to purchase 2,510,000 and 2,912,000 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. Of these outstanding stock options, none of the options to purchase common stock at March 31, 2006 and 2005 were excluded from the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive.  Based on the application of the treasury stock method, the dilutive effect of stock options was 969,111 and 113,000 for the three months ended March 31, 2006, and 2005 respectively.

The following table summarizes stock option activity during the three months ended March 31, 2006:

	# of Options	Weighted-Average Price
Options outstanding and exercisable December 31, 2005	2,813,000	$1.03

Exercised	(303,000)	1.13

Forfeited or expired	0	0.00

Options outstanding and exercisable at March 31, 2006	2,510,000	$1.02

The weighted-average contractual life of stock options outstanding and exercisable at March 31, 2006 was 2.7 years. At March 31, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $3,952,000. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $ 345,000 and $113,000 respectively.

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2006 the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, we had no outstanding and unvested share-based payments. As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the three months ended March 31, 2006.

5.                                      Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$8,397,000	$7,376,000
Work in process	185,000	325,000
Finished goods	2,555,000	3,124,000
	11,137,000	10,825,000
Less reserve for slow-moving, obsolete or unusable inventory	(326,000)	(326,000)
	$10,811,000	$10,499,000

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

The Company reviews its investment in Harmony for impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 requires recognition of a loss when the decline in an investment is other-than-temporary. In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.

As of March 31, 2006, Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and a $942,000 long term advance. The $942,000 long term non interest bearing advance for materials is to be fifty percent repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.

Harmony commenced operations in August of 2005. For the three months ended March 31, 2006, we recorded and equity loss in unconsolidated affiliate of $9,000, consisting of our $137,000 proportional ownership of Harmony’s net income offset by a $146,000 adjustment for the elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties. Prior to the three months ended March 31, 2006, we recorded an equity loss in unconsolidated affiliate of $16,000, consisting of our $97,000 proportional ownership of Harmony’s net income offset by a $113,000 elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties

7.                                     Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005
Payroll expenses	$109,000	$188,000
Bonuses payable	833,000	669,000
Accrued professional fees	78,000	160,000
Accrued rebates and other	103,000	354,000
Income taxes payable	359,000	557,000
	$1,482,000	$1,928,000

8.                                     Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended March 31,
	2006	2005
Net income (Numerator)	$649,000	$444,000
Shares (Denominator):
Basic weighted average shares outstanding	24,066,144	23,646,008
Add: Dilutive effect of stock options and warrants	969,111	1,396,804
Diluted weighted average shares outstanding	25,035,255	25,042,812
Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

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

Engineered Products: this fourth segment was formed during the second quarter 2004 with the establishment of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2005 10-K. Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales

The following table shows net sales for each segment for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
Disposable protective apparel	$4,070,000	$4,243,000
Infection control	1,683,000	1,216,000
Engineered products	1,782,000	990,000
Extended care	436,000	533,000

Consolidated total net sales	$7,971,000	$6,982,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
Disposable protective apparel	$1,370,000	$1,482,000
Infection control	793,000	477,000
Engineered products	135,000	(115,000)
Extended care	58,000	88,000

Total segment income	2,356,000	1,932,000
Unallocated corporate overhead expenses	(1,326,000)	(1,230,000)
Provision for income taxes	(381,000)	(258,000)

Consolidated net income	$649,000	$444,000

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

Stock Based Compensation: The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, the Company had no outstanding and unvested share-based payments. The Company did not recognize any share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

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

During the first quarter of 2005, we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc. (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consists of house wrap (Perma Wrap™) and a synthetic roof underlayment (AlphaProtector™ — SUL). The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments. In addition to our paint with antimicrobials, we have also developed a line of sealants with antimicrobials to be used for mold remediation. The Engineered Products segment is expected to contribute significantly to revenue growth in 2006.

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

Engineered Products segment sales of house wrap and synthetic roof underlayment during the first quarter of 2006 was $1,782,000 compared to $990,000 for the same period of 2005, an increase of 80.0%. This segment is expected to grow significantly in 2006 as compared to $4.7million in 2005.

Sales in our Disposable Protective Apparel segment that services the pharmaceutical, cleanroom and industrial safety markets declined by 4.1% or $173,000 to $4,070,000 for the quarter ended March 31, 2006 compared to $4,243,000 for the quarter ended March 31, 2005. Orders were down from our largest distributor throughout most of the first quarter as they reduced inventory levels. Their orders normalized before the end of the first quarter and we expect sales to improve in coming quarters.

Infection Control segment sales increased by $467,000 or 38.4% to $1,683,000 for the first quarter ended March 31, 2006 compared to $1,216,000 for the same period of 2005. This is primarily due to strong     N-95 Respirator mask sales as a result of concerns about Avian Flu.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Sales	100.0%	100.0%

Gross profit	45.7	45.3

Selling, general and administrative	31.3	33.7

Income from operations	13.0	9.8

Income before provision for income taxes	12.9	10.1

Net income	8.1	6.4

Three months ended March 31, 2006, compared to the three March 31, 2005

Sales. Consolidated sales for the quarter ended March 31, 2006 increased to $7,971,000 from $6,982,000 for the quarter ended March 31, 2005, representing an increase of $989,000 or 14.2%. We attribute the increase primarily to increased sales of construction supply weatherization products of $792,000 and to increased infection control segment sales of $467,000, partially offset by decreased sales of disposable protective apparel products of $173,000 and decreased sales from our Extended Care Unreal Lambskin segment of $97,000.

Sales for the Disposable Protective Apparel segment for the quarter ended March 31, 2006 decreased by $173,000 or 4.1% to $4,070,000 compared to $4,243,000 for the same period of 2005. The Disposable Protective Apparel segment sales decrease continues to be affected by a decline in shipments to our largest distributor that commenced during the fourth quarter of 2005. Although our shipments declined in the first quarter of 2006, shipments to the distributor’s end users were up slightly as compared to the first quarter of 2005. The decline in shipments to this distributor can be attributed to slowdown in orders from them to reduce their inventory levels. Orders from this distributor normalized during the latter part of the first quarter of 2006 and we expect growth from this distributor in 2006 as we launch our ComforTech® and ComforTech® Certified™ line of products.

Infection Control segment sales for the quarter ended March 31, 2006 increased by $467,000 or 38.4% to $1,683,000 compared to $1,216,000 for the same period of 2005. Mask sales in this segment, especially sales of our N-95 NIOSH approved Respirator mask, were very strong in the first quarter of 2006 as concerns about Avian Flu heightened. We expect continued strength in this segment if the Avian Flu continues to be a worldwide concern. We have significant manufacturing capacity for the N-95 Respirator mask in the event that demand surges.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, roof underlayment) as well as a line of paint with antimicrobials. Engineered Products sales for the quarter ended March 31, 2006 increased by $792,000 or 80.0% to $1,782,000 compared to $990,000 for the same period of 2005. The breakdown of the Engineered Products sales is as follows for the quarter ended March 31, 2006: 74% house wrap, 25% roof underlayment and less than 1% antimicrobial paint. Sales by quarter for Engineered Products are as follows: first quarter 2005 was $1.0 million, second quarter 2005 was $1.1 million, third quarter 2005 was $1.4 million, fourth quarter 2005 was $1.2 million and first quarter 2006 was $1.8 million.  We, are working very closely with our exclusive distributor, Perma “R,” and are encouraged by the response to our product line. We expect significant growth from this segment in 2006.

Sales from our Extended Care Unreal Lambskin and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $97,000 or 18.2% to $436,000 for the quarter ended March 31, 2006  from $533,000 for the quarter ended March 31, 2005. The decrease in sales is primarily the result of less medical bed pad sales. This line of products is not expected to be a growth segment for the Company.

Gross Profit   Gross profit increased by 15.2% to $3,641,000 for the quarter ended March 31, 2006 from $3,161,000 for the same period in 2005. Gross profit margin increased to 45.7% for the quarter ended March 31, 2006 from 45.3% for the same period in 2005. Excluding Engineered Products, gross profit margin was 50.3% for the quarter ended March 31, 2006 compared to 49.3% for the same period of 2005.

Gross profit on the Engineered Products segment was 29.5% for the quarter ended March 31, 2006 as compared to 20.6% for the same period of 2005. Gross profit by quarter for Engineered Products is as follows: first quarter 2005 was 20.6%, second quarter 2005 was 25.2%, third quarter 2005 was 28.2%, fourth quarter 2005 was 25.1% and first quarter 2006 was 29.5%. Gross profit on this product line is expected to increase to the low to mid 30% range by the second half of this year as the joint venture production facility in India becomes fully operational.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $144,000 or 6.1% to $2,495,000 for the quarter ended March 31, 2006 from $2,352,000 for the quarter ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% for the quarter ended March 31, 2006 from 33.7% for the same period in 2005. . We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows our expenses are expected to continue to decrease as a percentage of sales.

The increase of $144,000 in selling, general and administrative expenses primarily consists of increased employee compensation expense of $160,000, increased expenses for Engineered Products of $59,000, increased expense for the executive bonus program of $36,000, increased public company expenses of $35,000, and increased miscellaneous expenses of $13,000, partially offset by decreased Sarbanes-Oxley Corporate Governance costs of $44,000, decreased marketing and commission expenses of $55,000, decreased office expenses of $35,000 and decreased US foreign exchange expense of $25,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company. Total bonuses of $114,000 were accrued for the quarter ended March 31, 2006 as compared to $78,000 in the same period of 2005.

Depreciation and Amortization. Depreciation and amortization expense decreased by $12,000 or 9.8% to $111,000 for the quarter ended March 31, 2006 from $123,000 for the same period in 2005. The decrease is primarily attributable to a reduction in depreciation for office equipment, computers and software, partially offset by increased depreciation for Engineered Products.

Income from Operations. Income from operations increased by $348,000 or 50.7%, to $1,034,000 for the quarter ended March 31, 2006 as compared to income from operations of $686,000 for the quarter ended March 31, 2005. The increase in income from operations is due to an increase in gross profit of $480,000 and a decrease in depreciation and amortization of $12,000, partially offset by an increase in selling, general and administrative expenses of $144,000.

 Net Interest. For the quarter ended March 31, 2006, we had net interest income of $5,000 compared to net interest income of $16,000 for the quarter ended March 31, 2005. Interest expense remained flat at

$2,000 for the quarter ended March 31, 2006 compared to the same period of 2005. Interest income decreased to $7,000 for the quarter ended March 31, 2006 as compared to $18,000 for the same period of 2005.

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

Harmony commenced operations in August of 2005. For the three months ended March 31, 2006, we recorded an equity loss in unconsolidated affiliate of $9,000, consisting of our $137,000 proportional ownership of Harmony’s net income offset by a $146,000 adjustment for the elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties.

Income Before Provision for Income Taxes. Income before provision for income taxes for the quarter ended March 31, 2006 was $1,030,000 compared to $702,000 for the quarter ended March 31, 2005, representing an increase of $328,000 or 46.7%. The increase in income before provision for income taxes is due to an increase in gross profit of $480,000, a decrease in depreciation and amortization of $12,000, partially offset by an increase in selling, general and administrative expenses of $144,000, a decrease in net interest income of $11,000 and a loss of $9,000 from our unconsolidated affiliate (Harmony).

Provision for Income Taxes The provision for income taxes for the quarter ended March 31, 2006 was $381,000 compared to $258,000 for the quarter ended March 31, 2005.  The increase in income taxes is due to higher income before provision for income taxes in 2006. The effective tax rate was 37.0% for the quarter ended March 31, 2006 as compared to 36.8% for the same period in 2005.

Net Income. Net income for the quarter ended March 31, 2006 was $649,000 compared to net income of $444,000 for the quarter ended March 31, 2005, an increase of $205,000 or 46.2%. The net income increase was primarily due to an increase in income before provision for income taxes of $328,000, partially offset by an increase in income taxes of $123,000. Net income as a percentage of sales for the quarter ended March 31, 2006 and 2005 was 8.1% and 6.4% respectively. Basic and diluted income per share for the quarter ended March 31, 2006 and 2005 were $0.03 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $882,000 and working capital of $15,184,000, an increase in working capital of 7.0% or $999,000 since December 31, 2005. As of March 31, 2006, our current ratio was 7.26:1 as compared to 6.51:1 as of December 30, 2005. Cash decreased by $281,000 to $882,000 as of March 31, 2006 as compared to $1,163,000 as of December 31, 2005. The decrease in cash is primarily due to cash used in operating activities of $515,000, the purchase of property and equipment of $86,000 and the purchases of intangible assets of $24,000, partially offset by cash proceeds of $344,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%. At March 31, 2006, the prime interest rate was 7.75%. The line of credit was renewed in May 2005 and expires in May 2007. The Company’s borrowing capacity on the line of credit was $3,184,000 at March 31, 2006. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of March 31, 2006, we had not borrowed on this line of credit. As of March 31, 2006, we did not have any debt.

Net cash used in operating activities was $515,000 for the quarter ended March 31, 2006 compared to $1,506,000 net cash used in operating activities for the quarter ended March 31, 2005. The net cash used in operating activities of $515,000 for the quarter ended March 31, 2006 is due to an increase in inventory of $312,000, which excludes the non-cash elimination of gross profit on inventory from the unconsolidated affiliate of $146,000, an increase in accounts receivable of $543,000, an increase in prepaid expenses of $129,000, and a decrease in accounts payable and accrued liabilities of $154,000, partially offset by net income of $649,000, equity in loss of unconsolidated affiliates of $9,000 and depreciation and amortization of $111,000. The net cash used in operating activities of $1,506,000 for the quarter ended March 31, 2005 is due to an increase in inventory of $1,258,000, an increase in accounts receivable of $343,000, and a decrease in accounts payable and accrued liabilities of $623,000, partially offset by net income of $444,000, a decrease in prepaid expenses of $151,000 and depreciation and amortization of $123,000.

Accounts receivable increased by $543,000 or 13.7% to $4,497,000 for the three months ended March 31, 2006 from $3,954,000 as of December 31, 2005. The majority of this increase is due to increased sales of 13.6% for the first quarter of 2006 as compared to the fourth quarter of 2005. The increased sales are primarily attributable to the Engineered Products segment. Accounts receivable due from our distributor for Engineered Products increased by $0.5 million to $0.9 million at March 31, 2006 from $0.4 million at December 31, 2005. The number of day’s sales outstanding as of March 31, 2005 was 51 days as compared to the same 51 days as of December 31, 2005.

Inventory increased by $312,000 to $10,811,000 for the quarter ended March 31, 2006 from $10,499,000 as of December 31, 2005. The increase is primarily attributable to an increase of $0.9 million in inventory for the Engineered Product segment, partially offset by a decrease in Disposable Apparel inventory of $0.6 million. Current inventory levels for the Engineered Product segment are high based on present sales levels, which will allow us to service anticipated sales growth.

Prepaid expenses and other current assets increased by $129,000 to $844,000 for the quarter ended March 31, 2006 from $949,000 as of December 31, 2005. The increase of $129,000 is primarily due to a an increase in prepaid insurance of $36,000, an increase in prepaid rent of $58,000 and a increase of $29,000 in prepaid trade shows for Engineered Products.

Accounts payable and accrued liabilities as of March 31, 2006 decreased by $154,000 to $2,422,000 from $2,576,000. The net change in 2006 was primarily due to an increase in trade payables of $292,000, an increase in accrued commission/bonus payable of $164,000, partially offset by a decrease in accrued rebates of $251,000, a decrease in income tax payable of $198,000, a decrease in accrued professional fees of $82,000 and a decrease in accrued payroll of $79,000.

Net cash used in investing activities was $110,000 and $269,000 for the three months ended March 31, 2006 and 2005, respectively. Our investing activity in 2006 consisted primarily of expenditures for property and equipment of $86,000 and the purchase of intangible assets of $24,000. This compared to expenditures for property and equipment of $287,000 and purchases of intangible assets of $2,000. The expenditures for property and equipment in 2006 and 2005 were principally for the purchase of equipment for our Engineered Products segment.

In 2005, Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products. Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interest of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products, Inc. contributed $508,000 and Maple Industries and Associates contributed $708,000 for share capital. The Company has determined that its investment in Harmony is not a variable interest entity and is considered an unconsolidated affiliate.

Alpha ProTech Engineered Products has invested $1,450,000 in Harmony; $508,000 for share capital and $942,000 in a long term non-interest bearing advance. Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year. Harmony commenced operations in August of 2005. For the three months ended March 31, 2006, we recorded and equity loss in unconsolidated affiliate of $9,000, consisting of our $137,000 proportional ownership of Harmony’s net income offset by a $146,000 elimination of Harmony’s profit related to inventory sold from Harmony to us which we had not yet sold to third parties.

We expect to purchase approximately $250,000 of equipment in 2006. These expenditures will be primarily for equipment for the Engineered Products and Infection Control segments.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock. This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors. In all instances, we are retiring the shares. For the quarter ended March 31, 2006, we did not buy back any shares of common stock. As of March 31, 2006, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the quarter ended March 31, 2006, net cash provided by financing activities was $344,000 compared to cash provided by financing activities of $268,000 for the same period of 2005. Our financing activities in 2006 consisted of cash proceeds of $344,000 from the exercise of 303,000 stock options. Our financing activities in 2005 consisted primarily of cash proceeds of $289,000 from the exercise of 232,106 stock options, partially offset by payments of $21,000 for the repurchase of 10,000 shares of common stock.

As shown below, at March 31, 2006, our contractual cash obligations totaled approximately $1,372,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,372,000	$499,000	$658,000	$215,000	—

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,372,000	$499,000	$658,000	$215,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2006, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, we had no outstanding and unvested share-based payments. As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the three months ended March 31, 2006.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and Mexico and have a joint venture in India. The Company’s results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

The Company doesn’t expect any significant effect on its results of operations from inflationary or interest and currency rate fluctuations. The Company does not hedge its interest rate or foreign exchange risks.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period ending March 31, 2006, the period in which this report was prepared.

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

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A Form 8-K was filed during the quarter covered by this report,  reporting the issuance of a release dated March 22, announcing registrants financial results for the fourth quarter and fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 10, 2006	BY:	/s/ SHELDON HOFFMAN
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 10, 2006	BY:	/s/ LLOYD HOFFMAN
Lloyd Hoffman
Chief Financial Officer and Senior Vice President