Form 10-Q
period 2006-06-30
ALPHA PRO TECH LTD
filed 2006-08-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

Commission File No. 01-15725

Alpha Pro Tech, Ltd.

(exact name of registrant as specified in its charter)

Delaware, U.S.A.	63-1009183
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 112, 60 Centurian Drive	L3R 9R2
Markham, Ontario, Canada	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (905) 479-0654

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

 Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2006.

24,095,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - June 30, 2006 and December 31, 2005

	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005

	c)	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2006

	d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

New Accounting Standards

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 5	Submission of Matters to a Vote Security Holders

ITEM 6	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

	Exhibit 31.1:	Certification by CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 31.2:	Certification by CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

	Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

	Exhibit 32.2:	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2005. Our 2005 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and six months ended June 30, 2006 with the same period in 2005.

Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005 (1)
Assets
Current assets:
Cash and cash equivalents	$349,000	$1,163,000
Accounts receivable, net of allowance for doubtful accounts of $80,000 at June 30, 2006 and $76,000 at December 31, 2005	5,609,000	3,954,000
Inventories, net	11,323,000	10,612,000
Prepaid expenses and other current assets	561,000	715,000
Deferred income taxes	430,000	430,000
Total current assets	18,272,000	16,874,000

Property and equipment, net	3,382,000	3,389,000
Goodwill, net	55,000	55,000
Intangible assets, net	133,000	119,000
Equity investments in and advances to unconsolidated affiliates	1,414,000	1,434,000
Total assets	$23,256,000	$21,871,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$524,000	$648,000
Accrued liabilities	1,313,000	1,928,000
Total current liabilities	1,837,000	2,576,000

Deferred income taxes	652,000	652,000
Total liabilities	2,489,000	3,228,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 24,095,955 and 23,787,955 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	241,000	238,000
Additional paid-in capital	25,029,000	24,683,000
Accumulated deficit	(4,503,000)	(6,278,000)
Total shareholders’ equity	20,767,000	18,643,000
Total liabilities and shareholders’ equity	$23,256,000	$21,871,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	9,879,000	$9,040,000	$17,850,000	$16,022,000

Cost of goods sold, excluding depreciation and amortization	5,256,000	4,813,000	9,586,000	8,634,000

Gross margin	4,623,000	4,227,000	8,264,000	7,388,000

Expenses:
Selling, general and administrative	2,719,000	2,516,000	5,214,000	4,868,000
Depreciation and amortization	112,000	123,000	223,000	246,000

Income from operations	1,792,000	1,588,000	2,827,000	2,274,000

Other income (expense)
Equity in income (loss) of unconsolidatedaffiliates, net of eliminations	(10,000)	—	(20,000)	—
Interest, net	6,000	7,000	11,000	23,000

Income before provision for income taxes	1,788,000	1,595,000	2,818,000	2,297,000

Provision for income taxes	662,000	592,000	1,043,000	850,000

Net income	$1,126,000	$1,003,000	$1,775,000	$1,447,000

Basic net income per share	$0.05	$0.04	$0.07	$0.06

Diluted net income per share	$0.05	$0.04	$0.07	$0.06

Basic weighted average shares outstanding	24,092,384	23,678,955	24,081,010	23,662,572

Diluted weighted average shares outstanding	24,987,217	25,075,759	25,012,983	25,059,376

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	23,787,955	$238,000	$24,683,000	($6,278,000)	$18,643,000
Options exercised	308,000	3,000	346,000	—	349,000
Net income	—	—	—	1,775,000	1,775,000
Balance at June 30, 2006	24,095,955	$241,000	$25,029,000	($4,503,000)	$20,767,000

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	For the Six months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,775,000	$1,447,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	223,000	246,000
Equity in loss of unconsolidated affiliate	20,000
Changes in assets and liabilities:
Accounts receivable, net	(1,655,000)	(1,569,000)
Inventories, net	(711,000)	(3,552,000)
Prepaid expenses and other current assets	154,000	182,000
Accounts payable and accrued liabilities	(739,000)	237,000

Net cash used in operating activities:	(933,000)	(3,009,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(196,000)	(451,000)
Purchase of intangible assets	(34,000)	(10,000)
Investment in Joint Venture	—	(550,000)

Net cash used in investing activities	(230,000)	(1,011,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	349,000	289,000
Payments for the repurchase of common stock	—	(21,000)
Net cash provided by financing activities	349,000	268,000

Decrease in cash during the period	(814,000)	(3,752,000)

Cash and cash equivalents, beginning of period	1,163,000	4,875,000
Cash and cash equivalents, end of period	$349,000	$1,123,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2005 was extracted from the audited consolidated financial statements contained in the 2005 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Certain December 31, 2005 balances have been reclassified to conform to the current year’s presentation.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based awards. After December 31, 2005, no new awards of any kind have been granted under any of the option plans. As a result, the Company did not recognize any share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2006.

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

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Net income, as reported	$1,003,000	$1,447,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(93,000)	(183,000)
Pro forma net income	$910,000	$1,264,000

Net income per share:
Basic — as reported	$0.04	$0.06
Basic — pro forma	0.04	0.05
Diluted — as reported	0.04	0.06
Diluted — pro forma	0.04	0.05

Stock options to purchase 2,505,000 and 2,972,000 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. Of these outstanding stock options, all of the options to purchase common stock at June 30, 2006 and 2005 were included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.  Based on the application of the treasury stock method, the dilutive effect of stock options was 894,834 and $931,973 for the three and six months ended June 30, 2006.

The following table summarizes stock option activity during the six months ended June 30, 2006:

	# of Options	Weighted-Average Price
Options outstanding and exercisable December 31, 2005	2,813,000	$1.03
Exercised	(308,000)	1.13
Forfeited or expired	0	0.00
Options outstanding and exercisable at June 30, 2006	2,505,000	$1.02

The weighted-average contractual life of stock options outstanding and exercisable at June 30, 2006 was 2.45 years. At June 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $3,418,000. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $7,000 and $ 352,000, respectively.

4.                                      New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2006 the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, we had no outstanding and unvested share-based awards.
As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the six months ended June 30, 2006.

5.                                      Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$8,706,000	$7,489,000
Work in process	130,000	325,000
Finished goods	2,798,000	3,124,000
	11,634,000	10,938,000

Less reserve for slow-moving, obsolete or unusable inventory	(311,000)	(326,000)
	$11,323,000	$10,612,000

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

As of June 30, 2006, Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and a $942,000 long term advance.  The $942,000 long term advance for materials is to be fifty percent repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  Effective April 2006, interest of 3.5% is to be paid on this advance.

Harmony commenced operations in August of 2005.  For the three and six months ended June 30, 2006, Alpha ProTech Engineered Products purchased $1,762,000 and $3,618,000, respectively from Harmony.  For the three months ended June 30, 2006, we recorded an equity loss in unconsolidated affiliate of $10,000.  For the six months ended June 30, 2006, we recorded an equity loss in unconsolidated affiliate of $20,000.  As of June 30, 2006, our investment in Harmony is $1,414,000 which comprised our original $1,450,000 investment less $36,000 in total equity loss in unconsolidated affiliate.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Payroll accrual	$182,000	$188,000
Commission and bonus accrual	465,000	669,000
Accrued professional fees	117,000	160,000
Accrued rebates and other	172,000	354,000
Income taxes payable	377,000	557,000
	$1,313,000	$1,928,000

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income (Numerator)	$1,126,000	$1,003,000	$1,775,000	$1,447,000

Shares (Denominator):

Basic weighted average shares outstanding	24,092,384	23,678,955	24,081,010	23,662,572
Add: Dilutive effect of stock options and warrants	894,833	1,396,804	931,973	1,396,804
Diluted weighted average shares outstanding	24,987,217	25,075,759	25,012,983	25,059,376

Net income per share:
Basic	$0.05	$0.04	$0.07	$0.06
Diluted	$0.05	$0.04	$0.07	$0.06

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

Extended Care Products: consisting of a line of medical bed pads using Unreal Lambskin ® (synthetic lambskin).  The Unreal Lambskin ® is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin ® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories. The Company also manufactures a line of pet beds and pet toy accessories with this material.

Engineered Products: this fourth segment was formed during the second quarter 2004 with the establishment of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  Of note, our equity in income (loss) of unconsolidated affiliates (Harmony) is included in the total segment income for Engineered products in the table below.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2005 10-K.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales

The following table shows net sales for each segment for the three months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Disposable protective apparel	$5,518,000	$6,419,000	$9,588,000	$10,662,000
Infection control	1,833,000	1,165,000	3,516,000	2,381,000
Engineered products	2,210,000	1,115,000	3,992,000	2,105,000
Extended care	318,000	341,000	754,000	874,000
Consolidated total net sales	$9,879,000	$9,040,000	$17,850,000	$16,022,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Disposable protective apparel	$2,083,000	$2,574,000	$3,453,000	$4,057,000
Infection control	895,000	482,000	1,688,000	959,000
Engineered products	290,000	34,000	415,000	(81,000)
Extended care	25,000	17,000	83,000	105,000

Total segment income	3,293,000	3,107,000	5,639,000	5,040,000
Unallocated corporate overhead expenses	(1,505,000)	(1,512,000)	(2,821,000)	(2,743,000)
Provision for income taxes	(662,000)	(592,000)	(1,043,000)	(850,000)
Consolidated net income	$1,126,000	$1,003,000	$1,775,000	$1,447,000

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

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and, if necessary, write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock Based Compensation: The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, the Company had no outstanding and unvested share-based payments.  The Company did not recognize any share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2006.

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

Our products are classified into six groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room ; and a line of paint with antimicrobials designed to inhibit growth of bacteria, fungi and algae on painted surfaces.

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

Consolidated sales for the quarter ended June 30, 2006 increased to a record $9,879,000 from $9,040,000 for the same quarter of 2005, representing an increase of $839,000 or 9.3%.  Consolidated sales for the six months ended June 30, 2006 increased to $17,850,000 from $16,022,000 for the six months ended June 30, 2005, representing an increase of $1,828,000 or 11.4%.

Engineered Products segment sales of house wrap and synthetic roof underlayment during the second quarter of 2006 was $2,210,000 compared to $1,115,000 for the same period of 2005, an increase of 98.2%.  For the six months ended June 30, 2006 sales increased by $1,187,000 or 89.6% to $3,992,000 from $2,105,000 in the same period of 2005.  This segment is expected to continue to grow significantly in 2006.

Sales in our Disposable Protective Apparel segment that services the pharmaceutical, cleanroom and industrial safety markets declined by 14.0% or $901,000 to $5,518,000 for the quarter ended June 30, 2006 compared to $6,419,000 for the quarter ended June 30, 2005.  For the six months ended June 30, 2006 sales were $9,588,000 compared to $10,662,000 for the same period of 2005, a decrease of $1,074,000 or 10.1%.  Although sales were down in the second quarter of 2006 as compared to the same period of 2005, sales during this past quarter of $5.5 million were in fact the second highest in company history next only to the second quarter of 2005.  In addition, sales during this past quarter increased sequentially quarter over quarter by 34.1%.  For the six months, sales have decreased but shipments by our largest distributor to its end users were up slightly.  Even though sales are down year to date, we expect that the second half of 2006 will be significantly better than the second half of last year.

Infection Control segment sales increased by $668,000 or 57.3% to $1,833,000 for the second quarter ended June 30, 2006 compared to $1,165,000 for the same period of 2005.  For the six months ended

June 30, 2006 sales increased by $1,135,000 or 47.7% to $3,516,000 from $2,381,000 in the same period of 2005.  This is primarily due to strong N-95 Respirator mask sales as a result of concerns about Avian Flu.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100%

Gross profit	46.8	46.7	46.3	46.1

Selling, general and administrative	27.5	27.8	29.2	30.4

Income from operations	18.1	17.5	15.8	14.2

Income before provision for income taxes	18.1	17.6	15.8	14.3

Net income	11.4	11.1	9.9	9.0

Three months and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005

Sales.  Consolidated sales for the quarter ended June 30, 2006 increased to a record $9,879,000 from $9,040,000 for the quarter ended June 30, 2005, representing an increase of $839,000 or 9.3%.  We attribute the increase primarily to increased sales of construction supply weatherization products of $1,095,000 and to increased infection control segment sales of $668,000, partially offset by decreased sales of disposable protective apparel products of $901,000 and decreased sales from our Extended Care Unreal Lambskin segment of $23,000.

Sales for the Disposable Protective Apparel segment for the quarter ended June 30, 2006 decreased by $901,000 or 14.0% to $5,518,000 compared to $6,419,000 for the same period of 2005.  Although the Disposable Protective Apparel segment sales were down in the second quarter of 2006 as compared to the same period of 2005, sales during this past quarter of $5.5 million were in fact the second highest in company history next only to the second quarter of 2005.  Sales in the second quarter of 2005 were unusually high due to a back-order situation that occurred in the first quarter of 2005.  In addition, sales during this past quarter increased sequentially quarter over quarter by 34.1%.  We expect growth in this segment in 2006 as we launch our ComforTech® line of products.

Infection Control segment sales for the quarter ended June 30, 2006 increased by $668,000 or 57.3% to $1,833,000 compared to $1,165,000 for the same period of 2005.  Mask sales in this segment, especially sales of our N-95 NIOSH approved Respirator mask, were very strong in the second quarter of 2006 as concerns about Avian Flu continued.  We expect continued strength in this segment if the Avian Flu continues to be a worldwide concern.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the quarter ended June 30, 2006 increased by $1,095,000 or 98.2% to $2,210,000 compared to

$1,115,000 for the same period of 2005.  The breakdown of the Engineered Products sales is as follows for the quarter ended June 30, 2006: 69% house wrap and 31% roof underlayment.  Roof underlayment sales increased to 31% of total Engineered Products sales in the second quarter of 2006 from 25% for fiscal 2005.  In addition, roof underlayment sales increased by 54% in the second quarter of 2006 as compared to the first quarter of 2006.  We expect continued significant growth from the roof underlayment product line.

Sales by quarter for Engineered Products are as follows: first quarter 2005 was $1.0 million, second quarter 2005 was $1.1 million, third quarter 2005 was $1.4 million, fourth quarter 2005 was $1.2 million and first quarter 2006 was $1.8 million and second quarter 2006 was $2.2 million.  We are working very closely with our exclusive distributor and are encouraged by the response to our product line.  We expect significant growth from this segment in 2006.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $23,000 or 6.7% to $318,000 for the quarter ended June 30, 2006 from $341,000 for the quarter ended June 30, 2005.  The decrease in sales is primarily the result of less medical bed pad sales, partially offset by increased pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Consolidated sales for the six months ended June 30, 2006 increased to $17,850,000 from $16,022,000 for the six months ended June 30, 2005, representing an increase of $1,828,000 or 11.4%.  We attribute the increase primarily to increased sales of construction supply weatherization products of $1,887,000 and to increased infection control segment sales of $1,135,000, partially offset by decreased sales of disposable protective apparel products of $1,074,000 and decreased sales from our Extended Care segment of $120,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2006 were $9,588,000 compared to $10,662,000 for the same period of 2005, a decrease of $1,074,000 or 10.1%.  Although segment sales have decreased for the six months ended June 30, 2006, shipments by our largest distributor to its end users were up slightly.  Even though the Apparel segment is down year to date, we expect that the second half of 2006 will be significantly better than the second half of last year.  Sales for the last six months of 2005 were the lowest of any six month period since 2003.  Although our sales dropped significantly in the latter half of 2005, our largest distributor’s sales to their end users were fairly consistent with prior periods.  The decline in sales to this distributor can be attributed to slowdown in orders from them to reduce their inventory levels.  We anticipate long-term growth from this segment.

Infection Control segment sales for the six months ended June 30, 2006 increased by $1,135,000 or 47.7% to $3,516,000 from $2,381,000 in the same period of 2005.  Sales of our N-95 NIOSH approved Respirator mask have been very strong in the six months ended June 30, 2006 due to concerns about Avian Flu.  We have significant manufacturing capacity for the N-95 Respirator mask in the event that demand surges.

The Engineered Products segment sales for the six months ended June 30, 2006 increased by $1,887,000 or 89.6% to $3,992,000 from $2,105,000 in the same period of 2005.  The breakdown of the construction supply weatherization products is as follows for the six months ended June 30, 2006: 72% house wrap and 28% roof underlayment.  The construction supply weatherization products account for almost all of the sales for the six months ended June 30, 2006.  Management expects this segment to contribute significantly to overall consolidated revenue growth.

Sales of the Company’s Extended Care segment decreased by $120,000 or 13.7% to $754,000 for the six months ended June 30, 2006 from $874,000 for the six months ended June 30, 2005 ..  This decrease of $120,000 in sales is primarily the result of a decrease in medical bed pad sales.

Gross Profit   Gross profit increased by 9.4% to $4,623,000 for the quarter ended June 30, 2006 from $4,227,000 for the same period in 2005.  Gross profit margin remained basically flat at 46.8% for the quarter ended June 30, 2006 as compared to 46.7% for the same period in 2005.  Gross profit margin was relatively unchanged at 46.3% for the six months ended June 30, 2006 from 46.1% for the same period in 2005.

Gross profit margin on the Engineered Products segment was 31.0% for the quarter ended June 30, 2006 as compared to 25.2% for the same period of 2005.  Gross profit margin was 30.3% for the six months ended June 30, 2006 as compared to 23.0% for the same period of 2005.  Gross profit by quarter for Engineered Products is as follows: first quarter 2005 was 20.6%, second quarter 2005 was 25.2%, third quarter 2005 was 28.2%, fourth quarter 2005 was 25.1%, first quarter 2006 was 29.5% and second quarter 2006 was 31.0%.  Gross profit on this product line is expected to be in low to mid 30% range for the second half of this year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $203,000 or 8.1% to $2,719,000 for the quarter ended June 30, 2006 from $2,516,000 for the quarter ended June 30, 2005.  As a percentage of net sales, selling, general and administrative expenses decreased slightly to 27.5% for the quarter ended June 30, 2006 from 27.8% for the same period in 2005.  We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows our expenses are expected to continue to decrease as a percentage of sales.

The increase of $203,000 in selling, general and administrative expenses primarily consists of increased employee compensation expense of $79,000, increased expenses for Engineered Products of $131,000, increased expense for the executive bonus program of $22,000 and increased general office expenses of $16,000, partially offset by decreased Sarbanes-Oxley Corporate Governance costs of $45,000.

Selling, general and administrative expenses increased by $346,000 or 7.1% to $5,214,000 for the six month ended June 30, 2006 from $4,868,000 for the six months ended June 30, 2005.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.2% for the six months ended June 30, 2006 from 30.4% for the same period in 2005.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $239,000, increased expenses for Engineered Products of $190,000, increased expense for the executive bonus program of $58,000 and increased general expenses of $1,000, partially offset by decreased Sarbanes-Oxley Corporate Governance costs of $89,000, decreased non Engineered Products marketing expenses of $53,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $199,000 were accrued for the quarter ended June 30, 2006 as compared to $177,000 in the same period of 2005. Total bonuses of $313,000 were accrued for the six months ended June 30, 2006 as compared to $255,000 in the same period of 2005.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $11,000 or 8.9% to $112,000 for the quarter ended June 30, 2006 from $123,000 for the same period in 2005. Depreciation and amortization expense decreased by $23,000 to $223,000 for the six months ended June 30, 2006 from $246,000 for the same period in 2005.  The decrease is primarily attributable to a reduction in depreciation for office equipment, computers and software, partially offset by increased depreciation for Engineered Products.

Income from Operations.  Income from operations increased by $204,000 or 12.8%, to $1,792,000 for the quarter ended June 30, 2006 as compared to income from operations of $1,588,000 for the quarter ended June 30, 2005.  The increase in income from operations is due to an increase in gross profit of $396,000 and a decrease in depreciation and amortization of $11,000, partially offset by an increase in selling, general and administrative expenses of $203,000.

Income from operations increased by $553,000 or 24.3%, to $2,827,000 for the six months ended June 30, 2006 as compared to income from operations of $2,274,000 for the six months ended June 30, 2005.

The increase in income from operations is primarily due to an increase in gross profit of $876,000 and a decrease in depreciation and amortization of $23,000, partially offset by an increase in selling, general and administrative expenses of $346,000.

Net Interest.  For the quarter ended June 30, 2006, we had net interest income of $6,000 compared to net interest income of $7,000 for the quarter ended June 30, 2005.  Interest expense remained flat at $2,000 for the quarter ended June 30, 2006 compared to the same period of 2005.  Interest income decreased to $8,000 for the quarter ended June 30, 2006 as compared to $9,000 for the same period of 2005.

For the six months ended June 30, 2006, we had net interest income of $11,000 compared to net interest income of $23,000 for the quarter ended June 30, 2005.  Interest expense remained unchanged at $4,000 for the six months ended June 30, 2006 compared to $4,000 for the same period of 2005.  Interest income decreased by $12,000 to $15,000 for the six months ended June 30, 2006 as compared to $27,000 for the same period of 2005.

Equity in income (loss) of unconsolidated affiliates, net of eliminations.  On June 14, 2005 Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term advance.  Effective April 2006, interest of 3.5 % is to be paid on this advance. Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.

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

Harmony commenced operations in August of 2005.  For the three months ended June 30, 2006, we recorded an equity loss in unconsolidated affiliate of $10,000.  For the six months ended June 30, 2006, we recorded an equity loss in unconsolidated affiliate of $20,000.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended June 30, 2006 was $1,788,000 compared to $1,595,000 for the quarter ended June 30, 2005, representing an increase of $193,000 or 12.1%.  The increase in income before provision for income taxes is due to an increase in gross profit of $396,000, a decrease in depreciation and amortization of $11,000, partially offset by an increase in selling, general and administrative expenses of $203,000, a decrease in net interest income of $1,000 and a loss of $10,000 from our unconsolidated affiliate.

Income before provision for income taxes for the six months ended June 30, 2006 was $2,818,000 compared to $2,297,000 for the six months ended June 30, 2005, representing an increase of $521,000 or 22.7%.  The increase in income from operations is primarily due to an increase in gross profit of $876,000 and a decrease in depreciation and amortization of $23,000, partially offset by an increase in selling, general and administrative expenses of $346,000, a decrease in net interest income of $12,000 and a loss of $20,000 from our unconsolidated affiliate.

For the Engineered Products segment, income from operations for the three months ended June 30, 2006 was $290,000 as compared to $34,000 for the second quarter of 2005.  Engineered Products income from operations for six months ended June 30, 2006 was $415,000 as compared to a loss from operations of $81,000 for the same period of 2005.  We expect profitability on this segment to continue to improve as our sales grow.

Provision for Income Taxes The provision for income taxes for the quarter ended June 30, 2006 was $662,000 compared to $592,000 for the quarter ended June 30, 2005.   The increase in income taxes is due to higher income before provision for income taxes in 2006.  The effective tax rate was 37.0% for the quarter ended June 30, 2006 as compared to 37.1% for the same period in 2005.

The provision for income taxes for the six months ended June 30, 2006 was $1,043,000, as compared to $850,000 for the six months ended June 30, 2005.  The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was approximately 37.0% for both the six months ended June 30, 2006 and the same period in 2005.

Net Income.  Net income for the quarter ended June 30, 2006 was $1,126,000 compared to net income of $1,003,000 for the quarter ended June 30, 2005, an increase of $123,000 or 12.3%.  The net income increase was primarily due to an increase in income before provision for income taxes of $193,000, partially offset by an increase in income taxes of $70,000.  Net income as a percentage of sales for the quarter ended June 30, 2006 and 2005 was 11.4% and 11.1% respectively.  Basic and diluted income per share for the quarter ended June 30, 2006 and 2005 were $0.05 and $0.04, respectively.

Net income for the six months ended June 30, 2006 was $1,775,000 compared to net income of $1,447,000 for the same period of 2005, an increase of $328,000 or 22.7%.  The net income increase was primarily due to an increase in income before provision for income taxes of $521,000, partially offset by an increase in income taxes of $193,000.  Basic and diluted income per share for the six months ended June 30, 2006 and 2005 were $0.07 and $0.06, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of $349,000 and working capital of $16,435,000, an increase in working capital of 14.9% or $2,137,000 since December 31, 2005.  As of June 30, 2006, our current ratio was 9.95:1 as compared to 6.55:1 as of December 30, 2005.  Cash decreased by $814,000 to $349,000 as of June 30, 2006 as compared to $1,163,000 as of December 31, 2005.  The decrease in cash is primarily due to cash used in operating activities of $933,000, the purchase of property and equipment of $196,000 and the purchases of intangible assets of $34,000, partially offset by cash proceeds of $349,000 from the exercise of stock options.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2006, the prime interest rate was 8.25%.  The line of credit was renewed in May 2005 and expires in May 2007.  The Company’s borrowing capacity on the line of credit was $3,500,000 at June 30, 2006.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2006, we had not borrowed on this line of credit.  As of June 30, 2006, we did not have any debt.

Net cash used in operating activities was $933,000 for the six months ended June 30, 2006 compared to $3,009,000 net cash used in operating activities for the quarter ended June 30, 2005.  The net cash used in operating activities of $933,000 for the quarter ended June 30, 2006 is due to an increase in inventory of $711,000, an increase in accounts receivable of $1,655,000, and a decrease in accounts payable and accrued liabilities of $739,000, partially offset by net income of $1,775,000, a decrease in prepaid expenses of $154,000, depreciation and amortization of $223,000 and equity in loss of unconsolidated affiliate of $20,000.  The net cash used in operating activities of $3,009,000 for the quarter ended June 30, 2005 is due to an increase in inventory of $3,552,000 and an increase in accounts receivable of $1,569,000, and partially offset by net income of $1,447,000, an increase in accounts payable and accrued liabilities of $237,000 a decrease in prepaid expenses of $182,000 and depreciation and amortization of $246,000.

Accounts receivable increased by $1,655,000 or 41.9% to $5,609,000 for the six months ended June 30, 2006 from $3,954,000 as of December 31, 2005.  This increase is due to increased sales of 40.8% for the second quarter of 2006 as compared to the fourth quarter of 2005  The number of day’s sales outstanding as of June 30, 2006 was 52 days as compared to the same 51 days as of December 31, 2005.

Inventory increased by $711,000 to $11,323,000 for the six months June 30, 2006 from $10,612,000 as of December 31, 2005.  The increase is primarily attributable to an increase of $1.4 million in inventory for the Engineered Product segment, partially offset by a decrease in Disposable Apparel inventory of $0.7 million.  Current inventory levels of $6.2 million for the Engineered Product segment are high based on present sales levels.  With anticipated sales growth, and reduced purchases from our joint venture in India, inventory levels for Engineered Products are expected to be lower by year end.

Prepaid expenses and other current assets decreased by $154,000 to $561,000 for the six months ended June 30, 2006 from $715,000 as of December 31, 2005.  The decrease of $154,000 is primarily due to a decrease in prepaid expenses Engineered Products of $255,000, and partially offset by an increase in prepaid rent of $51,000, an increase in prepaid insurance for Engineered Products of $43,000 and an increase of $6,000 in prepaid trade shows.

Accounts payable and accrued liabilities as of June 30, 2006 decreased by $739,000 to $1,837,000 from $2,576,000.  The net change in 2006 was primarily due to a decrease in trade payables of $124,000, a decrease in accrued commission/bonus payable of $204,000, a decrease in accrued rebates and other of $182,000, a decrease in income tax payable of $180,000, a decrease in accrued professional fees of $43,000 and a decrease in payroll accrual of $6,000.

Net cash used in investing activities was $230,000 and $1,011,000 for the six months ended June 30, 2006 and 2005, respectively.  Our investing activity in 2006 consisted primarily of expenditures for property and equipment of $196,000 and the purchase of intangible assets of $34,000.  This compared to expenditures for property and equipment of $451,000 and purchases of intangible assets of $10,000.  The expenditures for property and equipment in 2006 and 2005 were principally for the purchase of equipment for our Engineered Products segment.

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

Alpha ProTech Engineered Products has invested $1,450,000 in Harmony; $508,000 for share capital and a $942,000 advance.  Effective April 2006, interest of 3.5 % is to be paid on this advance.  Half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  Harmony commenced operations in August of 2005.  For the six months ended June 30, 2006, we recorded an equity loss in unconsolidated affiliate of $20,000.

We expect to purchase approximately $225,000 of equipment in 2006. These expenditures will be primarily for equipment for the Engineered Products and Infection Control segments.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the quarter ended June 30, 2006, we did not buy back any shares of common stock.  As of June 30,

2006, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

For the quarter ended June 30, 2006, net cash provided by financing activities was $349,000 compared to cash provided by financing activities of $268,000 for the same period of 2005.  Our financing activities in 2006 consisted of cash proceeds of $349,000 from the exercise of 308,000 stock options.  Our financing activities in 2005 consisted primarily of cash proceeds of $289,000 from the exercise of 232,106 stock options, partially offset by payments of $21,000 for the repurchase of 10,000 shares of common stock.

As shown below, at June 30, 2006, our contractual cash obligations totaled approximately $1,313,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,313,000	$352,000	$740,000	$221,000	—

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,313,000	$352,000	$740,000	$221,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2006, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, we had no outstanding and unvested share-based payments.  As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the six months ended June 30, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, have concluded that the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5   Submission of Matters to a Vote of Security Holders

(a)            Registrant held its Annual Meeting of Shareholders June 12, 2006.

(b)           The following persons were elected Directors pursuant to the votes indicated:

Name	For	Withheld
Sheldon Hoffman	22,161,237	440,994
Alexander Millar	22,165,387	436,844
Donald Bennett, Jr.	22,238,537	363,694
Robert Isaly	22,187,211	415,020
John Ritota	21,913,281	688,950
Russell Manock	22,187,461	414,770
David Anderson	21,930,561	671,670

(c)            The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent registered public accountants as follows:

For	Against	Abstain
22,570,374	12,650	19,207

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

On May 8, 2006 registrant issued a release announcing its financial results for the first quarter of 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 9, 2006	BY:	/s/ SHELDON HOFFMAN
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 9, 2006	BY:	/s/ LLOYD HOFFMAN
Lloyd Hoffman
Chief Financial Officer and Senior Vice President