Form 10-Q
period 2006-09-30
ALPHA PRO TECH LTD
filed 2006-11-03
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006.

24,150,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with our Annual Report on Form 10-K for the year ended December 31, 2005. Our 2005 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing our results of operations for the three and nine months ended September 30, 2006 with the same period in 2005.

Alpha Pro Tech, Ltd.
Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005 (1)

Assets
Current assets:
Cash and cash equivalents	$805,000	$1,163,000
Accounts receivable, net of allowance for doubtful accounts of $68,000 at September 30, 2006 and $76,000 at December 31, 2005	5,666,000	3,954,000
Inventories, net	11,580,000	10,612,000
Prepaid expenses and other current assets	1,026,000	715,000
Deferred income taxes	339,000	430,000
Total current assets	19,416,000	16,874,000

Property and equipment, net	3,378,000	3,389,000
Goodwill, net	55,000	55,000
Intangible assets, net	143,000	119,000
Equity investments in and advances to unconsolidated affiliates	1,150,000	1,434,000
Total assets	$24,142,000	$21,871,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$763,000	$648,000
Accrued liabilities	1,012,000	1,928,000
Total current liabilities	1,775,000	2,576,000

Deferred income taxes	658,000	652,000
Total liabilities	2,433,000	3,228,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 24,145,955 and 23,787,955 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	242,000	238,000
Additional paid-in capital	25,088,000	24,683,000
Accumulated deficit	(3,621,000)	(6,278,000)
Total shareholders’ equity	21,709,000	18,643,000
Total liabilities and shareholders’ equity	$24,142,000	$21,871,000

(1)             The condensed consolidated balance sheet as of December 31, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.
Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$8,952,000	$8,056,000	$26,802,000	$24,078,000

Cost of goods sold, excluding depreciation and amortization	4,847,0003	4,407,000	14,433,000	13,040,000

Gross margin	4,105,000	3,649,000	12,369,000	11,038,000

Expenses:
Selling, general and administrative	2,635,000	2,421,000	7,849,000	7,289,000
Depreciation and amortization	117,000	130,000	340,000	375,000

Income from operations	1,353,000	1,098,000	4,180,000	3,374,000

Other income
Equity income in unconsolidated affiliates, net of eliminations	36,000	—	16,000	—
Interest, net	11,000	2,000	22,000	24,000

Income before provision for income taxes	1,400,000	1,100,000	4,218,000	3,398,000

Provision for income taxes	518,000	407,000	1,561,000	1,257,000

Net income	$882,000	$693,000	$2,657,000	$2,141,000

Basic net income per share	$0.04	$0.03	$0.11	$0.09

Diluted net income per share	$0.04	$0.03	$0.11	$0.09

Basic weighted average shares outstanding	24,117,694	23,679,933	24,093,373	23,668,386

Diluted weighted average shares outstanding	25,150,523	25,347,172	25,058,964	25,155,335

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.
Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2005	23,787,955	$238,000	$24,683,000	$(6,278,000)	$18,643,000
Share- based compensation expense			12,000		12,000
Options exercised	358,000	4,000	393,000	—	397,000
Net income	—	—	—	2,657,000	2,657,000
Balance at September 30, 2006	24,145,955	$242,000	$25,088,000	$(3,621,000)	$21,709,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,657,000	$2,141,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	12,000	—
Depreciation and amortization	340,000	375,000
Deferred income taxes	97,000	—
Equity in income of unconsolidated affiliate	(16,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,712,000)	(867,000)
Inventories, net	(968,000)	(4,998,000)
Prepaid expenses and other current assets	(311,000)	354,000
Accounts payable and accrued liabilities	(801,000)	(167,000)

Net cash used in operating activities:	(702,000)	(3,162,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(299,000)	(509,000)
Purchase of intangible assets	(54,000)	(12,000)
Investment in and advances to Joint Venture	—	(1,350,000)
Proceeds from advances to Joint Venture	300,000	—

Net cash used in investing activities	(53,000)	(1,871,000)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	397,000	297,000
Payments for the repurchase of common stock	—	(22,000)
Proceeds from note	—	177,000
Net cash provided by financing activities	397,000	452,000

Decrease in cash during the period	(358,000)	(4,581,000)

Cash and cash equivalents, beginning of period	1,163,000	4,875,000
Cash and cash equivalents, end of period	$805,000	$294,000

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

During the first quarter of 2005, the Company commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This new segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap and synthetic roof underlayment (AlphaProtector™ — SUL).

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2005 was extracted from the audited consolidated financial statements contained in the 2005 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based awards. During the third quarter of 2006, 490,000 stock options were granted under the option plan. As a result, the Company recognized $12,000 in share-based compensation expense in its consolidated financial statements for the three and nine months ended September 30, 2006.

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

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2005	2005
Net income, as reported	$693,000	$2,141,000
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value method for all rewards, net of related tax effects	(78,000)	(261,000)

Pro forma net income	$615,000	$1,880,000

Net income per share:
Basic — as reported	$0.03	$0.09
Basic — pro forma	0.03	0.08
Diluted — as reported	0.03	0.09
Diluted — pro forma	0.02	0.07

Stock options to purchase 2,945,000 and 2,967,000 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. Of these outstanding stock options, all of the options to purchase common stock at September 30, 2006 and 2005 were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.  Based on the application of the treasury stock method, the dilutive effect of stock options was 1,032,828 and 965,591 for the three and nine months ended September 30, 2006.

The Company used the Black-Scholes option pricing model to value the options.  The table below presents the weighted average expected life in years.  The Company used SAB 107’s simplified method for estimating the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.

The fair value of the share-based payment awards was estimated using the Black-Scholes option pricing method with the following assumptions and weighted average fair values:

Stock Options (1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Exercise price	$1.98	—	$1.98	$1.58

Risk-free interest rate	4.78%	—	4.78%	3.45%

Expected volatility	58.95%	—	58.95%	81.4%

Black-Scholes fair value	$.93		$.93	$1.33

Expected life in years	3.5	—	3.5	10

(1)             The fair value calculation was based on the stock options granted during the period.

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,813,000	$1.03
Exercised	(358,000)	1.11
Granted	490,000	1.98
Forfeited or expired	—	—
Options outstanding at September 30, 2006	2,945,000	$1.18	2.68	$3,367,000
Options exercisable at September 30, 2006	2,455,000	$1.02	2.24	$3,201,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $50,000 and $ 402,000, respectively.

As of September 30, 2006 $444,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.92 years. Cash received from options exercised for the three and nine months ended September 30, 2006 was $48,500 and $396,690, respectively.

4.                                      New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  As of September 30, 2006, we had 490,000 outstanding and unvested share-based awards. As a result, we recognized a $12,000 compensation expense related to share-based payments in our consolidated financial statements for the nine months ended September 30, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial condition or results of operations.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statement in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 will be effective for our fiscal year beginning September 30, 2007. The Company has not determined the effect, if any; the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS No. 157 is effective for the Company beginning January 1, 2008.  The Company is currently evaluating the impact of this standard.

5.                                      Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$8,544,000	$7,489,000
Work in process	421,000	325,000
Finished goods	2,926,000	3,124,000
	11,891,000	10,938,000
Less reserve for slow-moving, obsolete or unusable inventory	(311,000)	(326,000)
	$11,580,000	$10,612,000

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During the third quarter of 2006, Harmony repaid $20,000 in scheduled payments and $280,000 in additional payments for a total of $300,000, leaving a balance of $642,000.  Effective April 2006, interest of 3.5% is to be paid annually in January on this advance.

Harmony commenced operations in August of 2005.  For the three and nine months ended September 30, 2006, Alpha ProTech Engineered Products purchased $965,000 and $4,583,000, respectively from Harmony.  For the three months ended September 30, 2006, we recorded equity income in unconsolidated affiliates of $36,000.  For the nine months ended September 30, 2006, we recorded equity income in unconsolidated affiliates of $16,000.  As of September 30, 2006, our investment in Harmony is $1,150,000 which is comprised of our original $1,450,000 investment less $300,000 in repayments of the advance.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Payroll accrual	$95,000	$188,000
Commission and bonus accrual	687,000	669,000
Accrued professional fees	136,000	160,000
Accrued rebates and other	94,000	354,000
Income taxes payable	—	557,000
	$1,012,000	$1,928,000

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (Numerator)	$882,000	$693,000	$2,657,000	$2,141,000

Shares (Denominator):

Basic weighted average shares outstanding	24,117,694	23,679,933	24,093,373	23,668,386

Add: Dilutive effect of stock options	1,032,828	1,677,238	965,591	1,486,949

Diluted weighted average shares outstanding	25,150,523	25,347,172	25,058,964	25,155,335

Net income per share:

Basic	$0.04	$0.03	$0.11	$0.09

Diluted	$0.04	$0.03	$0.11	$0.09

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

Engineered Products: consisting of line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  Of note, our equity in income (loss) of unconsolidated affiliates (Harmony) is included in the total segment income for Engineered products in the table below.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2005 10-K.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales

The following table shows net sales for each segment for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005

Disposable protective apparel	$5,210,000	$5,109,000	$14,799,000	$15,771,000
Infection control	1,475,000	1,201,000	4,990,000	3,583,000
Engineered products	1,972,000	1,390,000	5,964,000	3,495,000
Extended care	295,000	356,000	1,049,000	1,229,000

Consolidated total net sales	$8,952,000	$8,056,000	$26,802,000	$24,078,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2006	2005	2006	2005
Disposable protective apparel	$1,969,000	$1,825,000	$5,403,000	$5,881,000
Infection control	596,000	501,000	2,284,000	1,460,000
Engineered products	286,000	65,000	701,000	(16,000)
Extended care	3,000	32,000	86,000	136,000

Total segment income	2,854,000	2,423,000	8,474,000	7,461,000
Unallocated corporate overhead expenses	(1,454,000)	(1,323,000)	(4,256,000)	(4,063,000)
Provision for income taxes	(518,000)	(407,000)	(1,561,000)	(1,257,000)

Consolidated net income	$882,000	$693,000	$2,657,000	$2,141,000

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

Stock Based Compensation: The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of January 1, 2006, the Company had no outstanding and unvested share-based payments.  The Company recognized $12,000 of share-based compensation expense in its consolidated financial statements for the three and nine months ended September 30, 2006.

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

Consolidated sales for the quarter ended September 30, 2006 increased to $8,952,000 from $8,056,000 for the same quarter of 2005, representing an increase of $896,000 or 11.1%.  Consolidated sales for the nine months ended September 30, 2006 increased to $26,802,000 from $24,078,000 for the nine months ended September 30, 2005, representing an increase of $2,724,000 or 11.3%.

On September 19, 2006 we announced the signing of a new distribution contract with our largest distributor. Under the terms of the multiple year contract that was effective January 1, 2006, they will retain the exclusive right to sell our private label Critical Cover® products and we will now have the right to sell Alpha Pro Tech branded products to other new distributors.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100%

Gross profit	45.9	45.3	46.1	45.8

Selling, general and administrative	29.4	30.1	29.3	30.3

Income from operations	15.1	13.6	15.6	14.0

Income before provision for income taxes	15.6	13.7	15.7	14.1

Net income	9.9	8.6	9.9	8.9

Sales.  Consolidated sales for the quarter ended September 30, 2006 increased to $8,952,000 from $8,056,000 for the quarter ended September 30, 2005, representing an increase of $896,000 or 11.1%.  We attribute the increase primarily to increased sales of construction supply weatherization products of $582,000, to increased infection control segment sales of $274,000 and to increased sales of disposable protective apparel products of $101,000, partially offset by decreased sales from our Extended Care Unreal Lambskin segment of $61,000.

Sales for the Disposable Protective Apparel segment for the quarter ended September 30, 2006 increased by $101,000 or 2.0% to $5,210,000 compared to $5,109,000 for the same period of 2005.  Although the Disposable Protective Apparel segment sales were up only slightly in the third quarter of 2006 as compared to the same period of 2005, sales during this past quarter of $5.2 million were in fact the third highest in company history next only to the second quarter of 2005 and 2006.  We are encouraged by the response to our recently launched Disposable Protective Apparel ComforTech® line of products and expect growth in the coming quarters from this product line.

On September 19, 2006 we announced the signing of a new distribution contract with our largest distributor. Under the terms of the multiple year contract that was effective January 1, 2006, they will retain the exclusive right to sell our private label Critical Cover® products.  In addition, we will now have the right to sell Alpha Pro Tech branded products to other new distributors.  This new contract further strengthens our relationship with our largest distributor and will enable us to gain additional market share as we develop relationships with new distributors.

Infection Control segment sales for the quarter ended September 30, 2006 increased by $274,000 or 22.8% to $1,475,000 compared to $1,201,000 for the same period of 2005.  Mask sales in this segment, especially sales of our N-95 NIOSH approved Respirator mask, were strong in the third quarter of 2006 as compared to the same quarter last year as concerns about Avian Flu continued.  Although N-95 Respirator mask sales were up compared to the third quarter of last year, they were down from the first and second quarter of 2006.  We do expect N-95 Respirator mask sales to be stronger in the fourth quarter than they were in the third quarter.  We anticipate continued strength of N-95 mask sales if the Avian Flu continues to be a worldwide concern.

The Engineered Products segment consists of a line of construction supply weatherization products, namely house wrap and roof underlayment (AlphaProtector™ — SUL), as well as a line of paint with antimicrobials.  Engineered Products sales for the quarter ended September 30, 2006 increased by $582,000 or 41.9% to $1,972,000 compared to $1,390,000 for the same period of 2005.  The third quarter of 2005 was favorably affected by a strong hurricane season and in particular hurricane Katrina.  The breakdown of the Engineered Products sales is as follows for the quarter ended September 30, 2006: 68% house wrap and 32% roof underlayment.  Roof underlayment sales increased to 32% of total Engineered Products sales in the third quarter of 2006 from 25% for fiscal 2005.  We are encouraged by the response to our product line, in particular our AlphaProtector™ — SUL roof underlayment.  We expect significant growth from this segment.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $61,000 or 17.1% to $295,000 for the quarter ended September 30, 2006 from $356,000 for the quarter ended September 30, 2005.  The decrease in sales is primarily the result of less medical bed pad sales, partially offset by increased pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Consolidated sales for the nine months ended September 30, 2006 increased to $26,802,000 from $24,078,000 for the nine months ended September 30, 2005, representing an increase of $2,724,000 or 11.3%.  We attribute the increase primarily to increased sales of construction supply weatherization products of $2,469,000 and to increased infection control segment sales of $1,407,000, partially offset by decreased sales of disposable protective apparel products of $972,000 and decreased sales from our Extended Care segment of $180,000.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2006 were $14,799,000 compared to $15,771,000 for the same period of 2005, a decrease of $972,000 or 6.2%.  Although sales to our largest distributor have decreased for the nine months ended September 30, 2006, shipments by them to their end users were up slightly.  Even though this segment is down year to date, the third quarter of 2006 was slightly better than the same quarter last year and we expect that the fourth quarter of 2006 will be significantly better than the fourth quarter of last year.  We anticipate that annually this segment will be reasonably flat in 2006 compared to the prior year and should show growth in 2007 as the ComforTech® line of products takes hold and as we bring on new distributors.

Infection Control segment sales for the nine months ended September 30, 2006 increased by $1,407,000 or 39.3% to $4,990,000 from $3,583,000 in the same period of 2005.  Sales of our N-95 NIOSH approved Respirator mask have been very strong in the nine months ended September 30, 2006 due to concerns about Avian Flu.  We have significant manufacturing capacity for the N-95 Respirator mask in the event that demand surges.

The Engineered Products segment sales for the nine months ended September 30, 2006 increased by $2,469,000 or 70.6% to $5,964,000 from $3,495,000 in the same period of 2005.  The breakdown of the construction supply weatherization products is as follows for the nine months ended September 30, 2006: 71% house wrap and 29% AlphaProtector™ — SUL roof underlayment.  The construction supply weatherization products account for almost all of the sales for the nine months ended September 30, 2006.  Management expects this segment to contribute significantly to overall consolidated revenue growth during the remainder of 2006 and for 2007.

Sales of the Company’s Extended Care segment decreased by $180,000 or 14.6% to $1,049,000 for the nine months ended September 30, 2006 from $1,229,000 for the nine months ended September 30, 2005.  This decrease of $180,000 in sales is primarily the result of a decrease in medical bed pad sales, partially offset by higher pet bed sales.

Gross Profit  Gross profit increased by 12.5% to $4,105,000 for the quarter ended September 30, 2006 from $3,649,000 for the same period in 2005.  Gross profit margin increased to 45.9% for the quarter ended September 30, 2006 as compared to 45.3% for the same period in 2005.  Gross profit margin increased slightly to 46.1% for the nine months ended September 30, 2006 from 45.8% for the same period in 2005.

Gross profit margin on the Engineered Products segment was 32.6% for the quarter ended September 30, 2006 as compared to 28.2% for the same period of 2005.  Gross profit margin was 31.1% for the nine months ended September 30, 2006 as compared to 25.1% for the same period of 2005.  Gross profit on this product line is expected to trend into the mid 30% range.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $214,000 or 8.8% to $2,635,000 for the quarter ended September 30, 2006 from $2,421,000 for the quarter ended September 30, 2005.  The increase of $214,000 in selling, general and administrative expenses primarily consists of increased employee compensation expense of $223,000.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.4% for the quarter ended September 30, 2006 from 30.1% for the same period in 2005.  We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows our expenses are expected to continue to decrease as a percentage of sales.

Selling, general and administrative expenses increased by $560,000 or 7.7% to $7,849,000 for the nine month ended September 30, 2006 from $7,289,000 for the nine months ended September 30, 2005.  The increase in selling, general and administrative expenses primarily consists of increased payroll costs of $607,000.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.3% for the nine months ended September 30, 2006 from 30.3% for the same period in 2005.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $156,000 were accrued for the quarter ended September 30, 2006 as compared to $123,000 in the same period of 2005. Total bonuses of $469,000 were accrued for the nine months ended September 30, 2006 as compared to $378,000 in the same period of 2005.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $13,000 or 10.0% to $117,000 for the quarter ended September 30, 2006 from $130,000 for the same period in 2005. Depreciation and amortization expense decreased by $35,000 to $340,000 for the nine months ended September 30, 2006 from $375,000 for the same period in 2005.  The decrease is primarily attributable to a reduction in depreciation for office equipment, computers and software, partially offset by increased depreciation for Engineered Products.

Income from Operations.  Income from operations increased by $255,000 or 23.2%, to $1,353,000 for the quarter ended September 30, 2006 as compared to income from operations of $1,098,000 for the quarter ended September 30, 2005.  The increase in income from operations is due to an increase in gross profit of $456,000 and a decrease in depreciation and amortization of $13,000, partially offset by an increase in selling, general and administrative expenses of $214,000.

Income from operations increased by $806,000 or 23.9%, to $4,180,000 for the nine months ended September 30, 2006 as compared to income from operations of $3,374,000 for the nine months ended September 30, 2005. The increase in income from operations is primarily due to an increase in gross profit of $1,331,000 and a decrease in depreciation and amortization of $35,000, partially offset by an increase in selling, general and administrative expenses of $560,000.

Net Interest.  For the quarter ended September 30, 2006, we had net interest income of $11,000 compared to net interest income of $2,000 for the quarter ended September 30, 2005.  Interest expense remained flat at $2,000 for the quarter ended September 30, 2006 compared to the same period of 2005.  Interest income increased to $13,000 for the quarter ended September 30, 2006 as compared to $4,000 for the same period of 2005.

For the nine months ended September 30, 2006, we had net interest income of $22,000 compared to net interest income of $24,000 for the quarter ended September 30, 2005.  Interest expense remained unchanged at $7,000 for the nine months ended September 30, 2006 compared to $7,000 for the same period of 2005.  Interest income decreased by $3,000 to $28,000 for the nine months ended September 30, 2006 as compared to $31,000 for the same period of 2005.

Equity income (loss) in unconsolidated affiliates, net of eliminations.  On June 14, 2005 Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products has invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term advance.  Effective April 2006, interest of 3.5 % is to be paid on this advance. Contractually, half of this $942,000 advance is to be repaid monthly over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  However, we expect that this advance will be paid out much faster as  Harmony paid $300,000 towards the advance the third quarter of 2006.

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

Harmony commenced operations in August of 2005.  For the three months ended September 30, 2006, we recorded equity income in unconsolidated affiliates of $36,000.  For the nine months ended September 30, 2006, we recorded equity income in unconsolidated affiliates of $16,000.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended September 30, 2006 was $1,400,000 compared to $1,100,000 for the quarter ended September 30, 2005, representing an increase of $300,000 or 27.3%.  The increase in income before provision for income taxes is due to an increase in gross profit of $456,000, a decrease in depreciation and amortization of $13,000, an increase in net interest income of $9,000 and an increase in equity income from our unconsolidated affiliate of $36,000, partially offset by an increase in selling, general and administrative expenses of $214,000.

Income before provision for income taxes for the nine months ended September 30, 2006 was $4,218,000 compared to $3,398,000 for the nine months ended September 30, 2005, representing an increase of $820,000 or 24.1%.  The increase in income from operations is primarily due to an increase in gross profit of $1,331,000, a decrease in depreciation and amortization of $35,000 and an increase in equity income from our unconsolidated affiliate of $16,000, partially offset by an increase in selling, general and administrative expenses of $560,000 and a decrease in net interest income of $2,000.

Provision for Income Taxes The provision for income taxes for the quarter ended September 30, 2006 was $518,000 compared to $407,000 for the quarter ended September 30, 2005.   The increase in income taxes is due to higher income before provision for income taxes in 2006.  The effective tax rate was 37.0% for the quarters ended September 30, 2006 and 2005.

The provision for income taxes for the nine months ended September 30, 2006 was $1,561,000, as compared to $1,257,000 for the nine months ended September 30, 2005.  The increase in income taxes is due to higher income before provision for income taxes in 2005.  The effective tax rate was approximately 37.0% for the nine month periods ended September 30, 2006 and 2005.

Net Income.  Net income for the quarter ended September 30, 2006 was $882,000 compared to net income of $693,000 for the quarter ended September 30, 2005, an increase of $189,000 or 27.3%.  The net income increase was primarily due to an increase in income before provision for income taxes of $300,000, partially offset by an increase in income taxes of $111,000.  Net income as a percentage of sales for the quarter ended September 30, 2006 and 2005 was 9.9% and 8.6% respectively.  Basic and diluted income per share for the quarter ended September 30, 2006 and 2005 were $0.04 and $0.03, respectively.

Net income for the nine months ended September 30, 2006 was $2,657,000 compared to net income of $2,141,000 for the same period of 2005, an increase of $516,000 or 24.1%.  The net income increase was primarily due to an increase in income before provision for income taxes of $820,000, partially offset by an increase in income taxes of $304,000.  Net income as a percentage of sales for the nine months ended September 30, 2006 and 2005 was 9.9% and 8.9% respectively.  Basic and diluted income per share for the nine months ended September 30, 2006 and 2005 were $0.11 and $0.09, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $805,000 and working capital of $17,634,000, an increase in working capital of 23.3% or $3,336,000 since December 31, 2005.  As of September 30, 2006, our current ratio was 10.94:1 as compared to 6.55:1 as of December 31, 2005.  Cash decreased by $358,000 to $805,000 as of September 30, 2006 as compared to $1,163,000 as of December 31, 2005.  The decrease in cash is primarily due to cash used in operating activities of $702,000, the purchase of property and equipment of $299,000 and the purchases of intangible assets of $54,000, partially offset by cash proceeds of $397,000 from the exercise of stock options and cash proceeds of $300,000 for repayment of the advance from our Harmony joint venture.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2006, the prime interest rate was 8.25%.  The line of credit was renewed in May 2005 and expires in May 2007.  The Company’s borrowing capacity on the line of credit was $3,500,000 at September 30, 2006.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2006, we had not borrowed on this line of credit.  As of September 30, 2006, we did not have any debt.

Net cash used in operating activities was $702,000 for the nine months ended September 30, 2006 compared to $3,162,000 net cash used in operating activities for the nine months ended September 30, 2005.  The net cash used in operating activities of $702,000 for the nine months ended September 30, 2006 is due to net income of $2,657,000, adjusted by the following: an increase in inventory of $968,000, an increase in accounts receivable of $1,712,000, an increase in prepaid expenses of $311,000, a decrease in accounts payable and accrued liabilities of $801,000, non-cash equity income in unconsolidated affiliates of $16,000, $12,000 of non-cash share-based compensation expense, a decrease in deferred income taxes of $97,000 and depreciation and amortization of $340,000.  The net cash used in operating activities of $3,162,000 for the nine months ended September 30, 2005 is due to net income of $2,141,000, adjusted by the following: an increase in inventory of $4,998,000, an increase in accounts receivable of $867,000, a decrease in accounts payable and accrued liabilities of $167,000, a decrease in prepaid expenses of $354,000 and depreciation and amortization of $375,000.

Accounts receivable increased by $1,712,000 or 43.3% to $5,666,000 as of September 30, 2006 from $3,954,000 as of December 31, 2005.  This increase is primarily due to increased sales of 38% for the last two months of the third quarter of 2006 as compared to the last two months of fourth quarter of 2005.

Inventory increased by $968,000 or 9.1% to $11,580,000 as of September 30, 2006 from $10,612,000 as of December 31, 2005.  The current inventory levels have been increased in order to service anticipated sales growth, particularly in the Engineered Products segment.

Prepaid expenses and other current assets increased by $311,000 to $1,026,000 as of September 30, 2006 from $715,000 as of December 31, 2005.  The increase of $311,000 is primarily due to an increase in prepaid expenses for Engineered Products of $112,000, an increase in prepaid rent of $43,000, an increase of $23,000 in marketing expenses, and an increase in general prepaid expenses of $8,000 and prepaid income taxes of $180,000, partially offset by a decrease in prepaid insurance of $55,000.

Accounts payable and accrued liabilities as of September 30, 2006 decreased by $801,000 to $1,775,000 from $2,576,000.  The net change in 2006 was primarily due a decrease in income tax payable of $557,000, a decrease in accrued rebates and other of $260,000, a decrease in accrued professional fees of $24,000 and a decrease in payroll accrual of $93,000, partially offset by a increase in trade payables of $115,000 and an increase in accrued commission/bonus payable of $18,000.

Net cash used in investing activities was $53,000 and $1,871,000 for the nine months ended September 30, 2006 and 2005, respectively.  Our investing activity in 2006 consisted primarily of expenditures for property and equipment of $299,000, the purchase of intangible assets of $54,000 and repayment of $300,000 from our advance to our Harmony joint venture.  This compared to expenditures for property and equipment of $509,000, the purchases of intangible assets of $12,000 and an investment in an India joint venture (Harmony) of $1,350,000 during the nine months ended September 30, 2005.

We expect to purchase approximately $300,000 to $400,000 of equipment in 2006. These expenditures will be primarily for equipment for the Engineered Products and Infection Control segments.

For the quarter ended September 30, 2006, net cash provided by financing activities was $397,000 compared to cash provided by financing activities of $452,000 for the same period of 2005.  Our financing activities in 2006 consisted of cash proceeds of $397,000 from the exercise of 358,000 stock options.  Our financing activities in 2005 consisted primarily of cash proceeds of $297,000 from the exercise of 237,106 stock options and proceeds from notes payable of $177,000, partially offset by payments of $22,000 for the repurchase of 10,000 shares of common stock.

In August 2004, we announced that our Board of Directors had approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the quarter ended September 30, 2006, we did not buy back any shares of common stock.  As of September 30, 2006, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

As shown below, at September 30, 2006, our contractual cash obligations totaled approximately $1,143,000.

Contractual Obligations

		Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$1,143,000	$174,000	$748,000	$221,000	—

Line of credit	—	—	—	—	—

Total contractual cash obligations	$1,143,000	$174,000	$748,000	$221,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended September 30, 2006, the Company did not identify any standards requiring adoption that would have a significant impact on its consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  As of December 31, 2005, the Company had no outstanding and unvested share-based awards. During the latter part of the third quarter of 2006, 490,000 stock options have been granted under the option plan. As a result, the Company recognized $12,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2006.

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

ITEM 4                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006, have concluded that the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On  August 3, 2006 registrant issued a release announcing that it would have a conference call on August 8, 2006  regarding its 2006 second quarter financial results at 4:30pm Eastern time .

On August 8, 2006 registrant issued a release announcing its financial results for the second quarter of 2006.

On August 25, 2005 registrant issued a release announcing that it will make a presentation at the Roth Capital Partners New York Conference on September 6, 2006.

On September 19, 2006 registrant issued a release announcing a new distribution contract with VWR International, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 3, 2006	BY:	/s/ SHELDON HOFFMAN
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	November 3, 2006	BY:	/s/ LLOYD HOFFMAN
Lloyd Hoffman
Chief Financial Officer and Senior Vice President