Form 10-K
period 2006-12-31
ALPHA PRO TECH LTD
filed 2007-03-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☒   No  ☐

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2007 was $59,951,650 based on the average bid and asked price on that date.  The number of registrant’s Common Shares outstanding as of March 6, 2007 was 25,020,953.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 4, 2007, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 (incorporated by reference under Part III).

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

ITEM 1.  BUSINESS

GENERAL

ALPHA PRO TECH, LTD. (the “Company” or “Alpha Pro Tech,” “we,” “our” or “us”) was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.  Information contained on our website is not part of this report.

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

In 2005, we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., (“Engineered Products”) a wholly-owned subsidiary of Alpha Pro Tech. This segment consists of a line of construction supply weatherization products as well as paint with antimicrobials. The construction supply weatherization products consist of house wrap and a synthetic roof underlayment. The paint products with antimicrobials are designed to inhibit growth of bacteria, fungi and algae on coated surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

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

Our principle strategy focuses on developing, producing and marketing differentiated innovative high value products which protect people, products and environments.  As an example, our Disposable Protective Apparel segment in 2006 introduced Comfortech™, a new material that we have been developing over the past two years and anticipate significant market share gains relative to the competition. This material is stronger, cleaner and has a higher vapor transmission rate than the market leader.  Also, during the second quarter of 2006 we brought to market Comfortech™ - Certified, an entirely new class of products designed to dramatically decrease the risk of bioburden contamination in our target markets.

Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ true needs.

Our Disposable Protective Apparel, Infection Control and Extended Care segment products are used primarily in clean-rooms, laboratories, industrial safety manufacturing environments, hospitals, dental offices and pet dealers and distributors and are distributed principally in the United States through a network presently consisting of 11 major distributors, 667 additional distributors, 5 independent sales representatives and a sales and marketing force of 11 people.

Our Engineered Products segment products are used primarily in the construction industry and are distributed principally in the United States by Perma “R” Products.  In early 2007, we mutually agreed with Perma “R” Products to move forward on a non-exclusive basis which will broaden our distribution channel and market opportunities.

We will be adding many additional distributors in the coming year as well as independent sales representatives.  In addition, we have an in-house sales team of 4 people which will be increased as deemed necessary.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel:
* Shoecovers
* Bouffant caps
* Gowns
* Coveralls
* Lab coats
* Frocks

Infection Control:
* Face masks
* Eye shields

Extended Care:
* Unreal Lambskin
* Medi-Pads
* Hospital pads
* Wheelchair accessories

* Bedrail pads
* Knee and Elbow protectors
* Pet beds
* Pet toys

Engineered Products:
* House wrap
* Synthetic roof underlayment
*Antimicrobial paint

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

Infection Control Products (Mask and Eye Shields)

Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term “blow-by” is used to describe the potential for infectious material entering or escaping a facemask without going through the filter, as a result of gaps or openings in the face mask.  Our Magic Arch ™ feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch ™ feature is the “N-95 Particulate Respirator facemask” which was recommended by the Center for Disease Control to combat the spread of Severe Acute Respiratory Syndrome (SARS) during the outbreak of 2003.

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

Included in the extended care product line is a line of pet products.  The Pet Product line uses our existing Unreal Lambskin® raw material to manufacture pet products. The Unreal Lambskin ® is used to produce retail pet beds and pet toys.

Engineered Products

In 2005 we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech.  This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials.

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

DISTRIBUTION

We rely for the sale of our products primarily on a network of independent distributors which includes the following:

*	VWR International
*	Perma “R” Products
*	Cardinal Healthcare
*	Medline Industries
*	O’Mara Products, Inc.
*	Blain Supply
*	Owens and Minor
*	Hagemeyer
*	Benchmark Products
*	Henry Schein, Inc.
*	Quest

These United States distributors, to the best of our knowledge, all sell competing products.

Sales to our largest distributor, VWR International, represented 45.1% of total sales for 2006, 53.1% for 2005, and 63.7% for 2004.  We have had a contractual relationship with this distributor since 1995 and effective January 1, 2006 signed a new multiple year contract which provides optional extensions beyond the initial term of the agreement.  Previously, this distributor had exclusive rights to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, and exclusive rights to sell and distribute Alpha Pro Tech branded products to domestic and international clean room and industrial customers.  Under terms of the new contract, this distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, but non-exclusive rights to sell and distribute Alpha Pro Tech branded products.  The loss of this distributor would have a material adverse effect on our business.

In early 2005, Alpha ProTech Engineered Products, Inc. signed two 3 year mutually exclusive agreements with Perma “R” Products, Inc.  As part of the agreements, Perma “R” was responsible for all sales & marketing of Alpha Pro Tech’s house wrap and synthetic roof underlayment products.  They agreed to minimum sales of $5 million per year of house wrap and minimum sales of $3 million per year of synthetic roof underlayment.  In 2005 this distributor did not meet the minimums for either house wrap or synthetic roof underlayment.  In 2006 they purchased $5.1 million of house wrap, meeting their contractual minimum requirement of $5.0 million but did not meet the minimum for synthetic roof underlayment.  In early 2007, we mutually agreed to move forward on a non-exclusive basis.  We believe that this will broaden our market opportunities for synthetic roof underlayment and house wrap.  Sales through this distributor represented the vast majority of total Engineered Products’ segment sales for both 2006 and 2005.

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

We have multiple suppliers of the materials used to produce our products. In that regard, we currently have no problems, and do not anticipate any problems, with respect to the sources and availability of the materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate finished inventory in stock, and we generally maintain a two-to-three month supply of product.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources.  Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc., and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA and Dupont.  In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet products market, principal competitors include Flexmat Corporation and Lazy Pet Company.  Our major competitors in the construction supply weatherization market are Dupont for house wrap and WR Grace and Interwrap for roof underlayment. The antimicrobial paint market, which inhibits the growth of bacteria, is a relatively new market and currently has limited competition.

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

The antimicrobial agent in our paint consists of a class of chemicals that is strictly regulated by the Environmental Protection Agency (“EPA”).  The antimicrobial agent complies with the EPA “Treated Article Exemption Rule.”

We do not anticipate that any federal, state or local requirements which have been or may be enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect on the capital expenditures, earnings or competitive position of our business.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 14 United States patents relating to our MEDS, Add-A-Mask, Coverall, 1/2 Coverall, Combo Cone, Combo, Positive Facial Lock and Shieldmate products, synthetic roof underlayment, as well as a United States design and process patent on our automated shoecover product and on our fluid-impervious, non-slip fabric for our Aqua Trak shoecover.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 5 to 17 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 14, 2007, we had 152 employees, including 17 people at our head office in Markham, Ontario, Canada; 19 people at our facemask production facility in Salt Lake City, Utah, 17 people at our Extended Care and pet beds production facility in Janesville, Wisconsin; 27 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 22 people at our coating and automated shoecover facility in Valdosta, Georgia; 22 people at our Engineered Products facility in Valdosta, Georgia; 12 people on our sales team, a 3 person marketing staff and 13 people in China.

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

ITEM 2.  PROPERTIES

The Company’s Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly costs are $3,100 under a lease expiring February 28, 2009.  Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer, Lloyd Hoffman.

We manufacture our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rental is $12,000 for 34,500 square feet.  This lease expires on July 31, 2007.

A second manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin.  This 18,000 square foot facility is leased for $7,500 monthly, which includes taxes and utilities.  The lease expires August 31, 2008.  Our line of extended care and consumer pet bed products is manufactured at this facility.

The Apparel Division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rental is $15,500 for 60,000 square feet.  This lease expires December 31, 2008.

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

We believe that these arrangements are adequate for our present needs and that other premises, if required, are readily available.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company traded on the American Stock Exchange (Amex) for the quarters indicated was as follows:

		Low	High
2005	First Quarter	$1.71	$2.24
	Second Quarter	1.85	2.05
	Third Quarter	1.87	2.93
	Fourth Quarter	2.40	3.35

2006	First Quarter	$2.19	$3.19
	Second Quarter	2.09	2.59
	Third Quarter	1.88	2.41
	Fourth Quarter	2.15	3.00

2007	First Quarter	$2.50	$3.35

(through March 6, 2007)

As of March 6, 2007 there were 370 shareholders of record, and approximately 3,288 beneficial owners.

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

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

Alpha Pro Tech Ltd.	100.00	95.45	264.77	221.59	264.77	318.18
Surgical Appliances & Supplies	100.00	108.66	163.39	194.87	186.36	206.66
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

The above graph compares the five-year cumulative return of the Company during the years 2002 through 2006 with the comparable return of two indices.  The Industry Index represents the industry or line-of-business of the Company. The graph assumes $100 invested on January 1, 2002.  The comparison assumes that all dividends are reinvested.

The Industry Index represents the Surgical Appliances and Supplies division comprised of 36 corporations, compiled from the SIC Code within which the Company is listed.

ITEM 6. SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
Historical Consolidated Income Statements Data

Sales	$37,338,000	$31,095,000	$24,841,000	$26,961,000	$21,789,000
Gross profit	17,320,000	14,147,000	12,286,000	13,660,000	10,523,000
Selling, general and administrative expenses	10,939,000	9,796,000	8,925,000	8,602,000	7,435,000
Depreciation and amortization	448,000	499,000	517,000	509,000	447,000
Equity in income (loss) of unconsolidated affiliate	60,000	(16,000)	—	—	—
Gain (loss) on sale of assets	—	—	7,000	—	(3,000)
Interest income (expense)	36,000	24,000	7,000	(20,000)	(24,000)

Income before provision for income taxes	6,029,000	3,860,000	2,858,000	4,529,000	2,620,000

Provision for income taxes	2,290,000	1,410,000	1,011,000	1,518,000	955,000

Net income	$3,739,000	$2,450,000	$1,847,000	$3,011,000	$1,665,000

Basic net income per share	$0.15	$0.10	$0.08	$0.13	$0.07

Diluted net income per share	$0.15	$0.10	$0.08	$0.13	$0.07

Basic weighted average shares outstanding	24,141,535	23,684,229	23,215,809	22,517,683	23,263,451
Diluted weighted average shares outstanding	25,129,198	25,247,236	24,624,613	24,059,508	23,770,248

Historical Consolidated Balance Sheet Data

Current assets	$22,297,000	$16,874,000	$15,348,000	$12,756,000	$9,222,000
Total assets	26,852,000	21,871,000	18,789,000	16,096,000	12,775,000
Current liabilities	2,679,000	2,576,000	2,437,000	2,495,000	2,172,000
Long-term liabilities	693,000	652,000	652,000	574,000	829,000
Shareholders’ equity	23,480,000	18,643,000	15,700,000	13,027,000	9,774,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand, if necessary.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock Based Compensation:  The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based awards. During the third quarter of 2006, 490,000 stock options were granted under the option plan. As a result, the Company recognized $51,000 in share-based compensation expense in its consolidated financial statements for the year ended December 31, 2006.

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

In 2005, we commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc. (Engineered Products), a wholly-owned subsidiary of Alpha Pro Tech. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials.  The construction supply weatherization products consists of house wrap and a synthetic roof underlayment.  The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  In addition to our paint with antimicrobials, we have also developed a line of sealants with antimicrobials to be used for mold remediation. The Engineered Products segment is expected to contribute significantly to revenue growth in 2007.

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

Consolidated sales for the year ended December 31, 2006 increased to $37,338,000 from $31,095,000 for the year ended December 31, 2005, representing an increase of $6,243,000 or 20.1%.

Revenue for the Engineered Products segment for the year ended December 31, 2006 and 2005 was $7,781,000 and $4,713,000, respectively.   This segment showed $3.1 million or 65.1% growth in 2006 and is expected to grow significantly in 2007.

In 2005 we entered into two agreements with Perma “R” Products, Inc for the distribution of house wrap and synthetic roof underlayment.  As part of these 3 year mutually exclusive agreements, they agreed to purchase a minimum of $5 million per year in house wrap and $3 million in synthetic roof underlayment.  In early 2007, we mutually agreed to move forward on a non-exclusive basis.  We believe that this opens up our market opportunities for synthetic roof underlayment and house wrap.

Infection Control segment sales for the years ended December 31, 2006 was $6,944,000 compared to $5,136,000 for the same period of 2005.  This increase of $1.8 million or 35.2% is primarily due to increased sales of our N-95 NIOSH approved Respirator mask due to concerns about Avian Flu.

Our Disposable Protective Apparel segment that services the pharmaceutical, cleanroom and industrial safety markets grew by 8.9% for the year ended December 31, 2006.  Sales in the third and fourth quarter of 2006 were up 32.0% as compared to the same period of 2005.  We expect growth in 2007 as the ComforTech® line of products continues to take hold and as we bring on new distributors.

In September 2006 we announced the signing of a new distribution contract with our largest Disposable Protective Apparel distributor. Under the terms of the multiple year contract that was effective January 1, 2006, they will retain the exclusive right to sell our private label Critical Cover® products and we will now have the right to sell Alpha Pro Tech branded products to other new distributors.

In 2006 we introduced a new line of Disposable Protective Apparel products under the name of ComforTech®.  This has been a very successful produce launch and we have been encouraged by the success of this line of products.  We expect sales in this segment to increase in 2007.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Gross profit	46.4	45.5	49.5
Selling, general and administrative	29.3	31.5	35.9
Income from operations	15.9	12.4	11.4
Income before provision for income taxes	16.1	12.4	11.5
Net income	10.0	7.9	7.4

Fiscal 2006 compared to Fiscal 2005

Sales  Consolidated sales for the year ended December 31, 2006 increased to $37,338,000 from $31,095,000 for the year ended December 31, 2005, representing an increase of $6,243,000 or 20.1%.  We attribute the increase primarily to increased sales of construction supply weatherization products of $3,068,000, to increased sales of disposable protective apparel products of $1,739,000, and to increased infection control segment sales of $1,808,000, partially offset by decreased sales from our Extended Care Unreal Lambskin® segment of $372,000.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2006 increased by $1,739,000 or 8.9% to $21,183,000 compared to $19,444,000 for the same period of 2005.  The increase was primarily due to increased sales of approximately $0.4 million to our largest distributor, and an approximate $1.3 million increase due to other distributors that concentrate on the cleanroom and industrial safety industries.

Although Disposable Protective Apparel sales increased by only a modest 8.9% in 2006, the second half of 2006 was strong. Sales for the fourth quarter of $6.4 million were up 73.8% from $3.7 million in the fourth quarter of 2005.   In addition, sales were up 20.9% in the third and fourth quarter of 2006 as compared to the first and second quarters of 2006 and were up 32.0% as compared to the third and fourth quarter of 2005.

In 2006 we introduced a new line of products under the name of ComforTech®, a new material that we  developed over the past two years.  In the latter half of 2006 we introduced a new category of the ComforTech® line, ComforTech® Certified™.  This is an entirely new class of products designed to decrease the risk of bioburden contamination in our target markets.  As well, in 2007 we will be bringing to market the ComforTech® Sterile line of products.  We expect growth in 2007 as the ComforTech® line of products continues to gain market share and as we bring on new distributors.  We anticipate continued long-term growth from the Disposable Protective Apparel segment.

On September 19, 2006 we announced the signing of a new distribution contract with our largest distributor of Disposable Protective Apparel.  Under the terms of the multiple year contract that was effective January 1, 2006, they will retain the exclusive right to sell our private label Critical Cover® products.  In addition, we will now have the right to sell Alpha Pro Tech branded products to other new distributors.  This new contract further strengthens our relationship with our largest distributor and will enable us to gain additional market share as we develop relationships with new distributors.

Infection Control segment sales for the year ended December 31, 2006 increased by $1,808,000 or 35.2% to $6,944,000 compared to $5,136,000 for the same period of 2005.  The increase is primarily due to increased sales of our N-95 NIOSH approved Respirator mask due to concerns about Avian Flu.  We have significant manufacturing capacity for the N-95 Respirator mask in the event that demand surges, but unless the Avian Flu continues to be a worldwide concern, sales could soften in 2007.

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, synthetic roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the year ended December 31, 2006 increased by $3,068,000 or 65.1% to $7,781,000 as compared to $4,713,000 for the same period of 2005.  The breakdown of the Engineered Products sales is as follows for the year ended December 31, 2006: 67% house wrap, 33% synthetic roof underlayment. This compares to 74% house wrap, 25% synthetic roof underlayment and 1% antimicrobial paint for the year ended December 31, 2005.  We expect the synthetic roof underlayment to continue to increase as a percentage of total Engineered Products sales.

Synthetic roof underlayment sales for the year ended December 31, 2006 increased by 113% as compared to the same period of 2005.  This increase was facilitated in part by the fact that in October 2005, we received Notice of Acceptance from the Miami-Dade County Building Code Compliance Office for our Synthetic Roof Underlayment (AlphaProtector™ — SUL) which is recognized as possessing stringent criteria for building products.  Also, in December 2006, we announced that our synthetic roof underlayment had received the International Code Council (ICC-ES) approval. The ICC governs the International Building Code (IBC) which oversees most building departments around the country. These approvals significantly expand our synthetic roof underlayment opportunities as many construction supply companies require one or both of these certifications to sell our product.

In 2005 we entered into two agreements with Perma “R” Products, Inc for house wrap and synthetic roof underlayment.  As part of these 3 year mutually exclusive agreements, they agreed to purchase a minimum of $5 million per year in house wrap and $3 million in synthetic roof underlayment.  In 2005 they did not meet the annual minimums for either product.  In 2006 they purchased $5.1 million of house wrap, meeting their contractual minimum requirement of $5.0 million but did not meet the minimum for synthetic roof underlayment.  In early 2007, we mutually agreed with them to move forward on a non-exclusive basis.  We believe that this will broaden our market opportunities for synthetic roof underlayment and house wrap.

We are very encouraged by the response to our Engineered Products product line and we expect significant growth from this segment in 2007 as we will be introducing a line of synthetic roof underlayment and house wrap under the names REX SynFelt™ and REX Wrap™.

Sales from our Extended Care Unreal Lambskin® and other related products, which includes a line of medical bed pads as well as pet beds, decreased by $372,000 or 20.6% to $1,430,000 for the year ended December 31, 2006  from $1,802,000 for the year ended December 31, 2005.  The decrease of $372,000 in sales is primarily the result of lower medical bed pad sales.  Although pet bed sales are expected to improve somewhat in 2007, this segment is not expected to be a growth segment for the Company.

Gross Profit         Gross profit increased by 22.4% to $17,320,000 for the year ended December 31, 2006 from $14,147,000 for the same period in 2005.  Gross profit margin increased to 46.4% for the year ended December 31, 2006 from 45.5% for the same period in 2005.

Gross profit margin was up for the year primarily due to increased margin on the Engineered Products segment.  Gross profit margin on this segment, although considerably lower than the overall company margin, did improve in each of the four quarters of 2006 and is expected to continue to improve into 2007.

Selling, General and Administrative Expenses.            Selling, general and administrative expenses increased by $1,143,000 or 11.7% to $10,939,000 for the year ended December 31, 2006 from $9,796,000 for the year ended December 31, 2005.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.3% for the year ended December 31, 2006 from 31.5% for the same period in 2005.  The overall increase in selling, general and administrative expenses is primarily related to increased employee compensation expenses of $980,000, increased marketing costs primarily related to Engineered Products of $97,000 and increased rent for Engineered Products of $71,000.   We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows our expenses are expected to continue to decrease as a percentage of sales.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Total bonuses of $670,000 were accrued for the year ended December 31, 2006 as compared to $429,000 in the same period of 2005.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $51,000 or 10.2% to $448,000 for the year ended December 31, 2006 from $499,000 for the same period in 2005.  The decrease is primarily attributable to a reduction in depreciation for office equipment, computers and software, partially offset by increased depreciation for Engineered Products.

Income from Operations.  Income from operations increased by $2,081,000 or 54.0%, to $5,933,000 for the year ended December 31, 2006 as compared to income from operations of $3,852,000 for the year ended December 31, 2005.  The increase in income from operations is due to an increase in gross profit of $3,173,000 and a decrease in depreciation and amortization of $51,000, partially offset by an increase in selling, general and administrative expenses of $1,143,000.

Net Interest.  For the year ended December 31, 2006, we had net interest income of $36,000 compared to net interest income of $24,000 for the year ended December 31, 2005.  Interest expense decreased slightly to $5,000 for the year ended December 31, 2006 compared to $9,000 for the same period of 2005.  Interest income increased by $8,000 to $41,000 for the year ended December 31, 2006 as compared to $33,000 for the same period of 2005.

Equity in income (loss) of unconsolidated affiliates.  On June 14, 2005 Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term advance.  Effective April 2006, interest of 3.5 % is paid on this advance. Contractually, half of this $942,000 advance is to be repaid monthly over a six year term which commenced in July 2006 with the balance to be paid in the seventh year.  However, we expect that this advance will be paid in advance of the contractual term as Harmony paid $500,000 towards the advance in the second half of  2006.

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

Harmony commenced operations in August of 2005.  For the year ended December 31, 2006, we recorded equity in income of unconsolidated affiliates of $60,000 as compared to equity in loss of unconsolidated affiliates of $16,000 for the same period of 2005.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2006 was $6,029,000 compared to $3,860,000 for the year ended December 31, 2005, representing an increase of $2,169,000 or 56.2%.  The increase in income before provision for income taxes is due to an increase in gross profit of $3,173,000, a decrease in depreciation and amortization of $51,000 and an increase in net interest income of $12,000 and a net change of $76,000 from our unconsolidated affiliate (Harmony), partially offset by an increase in selling, general and administrative expenses of $1,143,000,

Provision for Income Taxes The provision for income taxes for the year ended December 31, 2006 was $2,290,000 compared to $1,410,000 for the year ended December 31, 2005.   The increase in income taxes is primarily due to

higher income before provision for income taxes in 2006.  The effective tax rate was 38.0% for the year ended December 31, 2006 as compared to 36.5% for the same period in 2005.

Net Income.  Net income for the year ended December 31, 2006 was $3,739,000 compared to net income of $2,450,000 for the year ended December 31, 2005, an increase of $1,289,000 or 52.6%.  The net income increase was primarily due to an increase in income before provision for income taxes of $2,169,000, partially offset by an increase in income taxes of $880,000.  Net income as a percentage of sales for the year ended December 31, 2006 and 2005 was 10.0% and 7.9% respectively.  Basic and diluted income per share for the year ended December 31, 2006 and 2005 was $0.15 and $0.10 respectively.

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

The Engineered Products segment consists of a line of construction supply weatherization products (house wrap, synthetic roof underlayment) as well as a line of paint with antimicrobials.  Engineered Products sales for the year ended December 31, 2005 was $4,713,000 as compared to $18,000 for the same period of 2004.  The breakdown of the Engineered Products sales is as follows for the year ended December 31, 2005: 74% house wrap, 25% synthetic roof underlayment and 1% antimicrobial paint.  In October 2005, we received Notice of Acceptance from the Miami-Dade County Building Code Compliance Office for our Synthetic Roof Underlayment (AlphaProtector™ — SUL) which is recognized as possessing stringent criteria for building products.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents of $1,837,000 and working capital of $19,618,000, an increase in working capital of 37.2% or $5,320,000 since December 31, 2005. As of December 31, 2006, our current ratio was 8.32:1 as compared to 6.55:1 as of December 30, 2005.  Cash increased by $674,000 to $1,837,000 as of December 31, 2006 as compared to $1,163,000 as of December 31, 2005.  The increase in cash is primarily due to cash proceeds of $734,000 from the exercise of stock options, an income tax benefit from stock options exercised of $313,000 and cash proceeds of $500,000 for repayment of the advance from our Harmony joint venture, partially offset by cash used in operating activities of $427,000, the purchase of property and equipment of $386,000 and the purchases of intangible assets of $60,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At December 31, 2006, the prime interest rate was 8.25%.  The line of credit was renewed in May 2005 and expires in May 2007.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2006.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2006, we had no borrowing under this line of credit.  As of December 31, 2006, we did not have any debt.

Net cash used in operating activities was $427,000 for the year ended December 31, 2006 compared to $2,040,000 net cash used in operating activities for the year ended December 31, 2005.  The net cash used in operating activities of $427,000 for the year ended December 31, 2006 is due to net income of $3,739,000, $51,000 of non-cash share-based compensation expense, a decrease in deferred income taxes of $76,000, increase in accounts payable and accrued liabilities of $103,000 and depreciation and amortization of $448,000, adjusted by the following: an increase in inventory of $2,101,000, an increase in accounts receivable of $2,203,000, an increase in prepaid expenses of $480,000, non-cash equity income in unconsolidated affiliates of $60,000.  Net cash used in operating activities was $2,040,000 for the year ended December 31, 2005 compared to $1,463,000 of net cash provided for the year ended December 31, 2004.  The net cash used in operating activities of $2,040,000 for the year ended December 31, 2005 is due to an increase in inventory of $5,810,000, which is net of the elimination of gross profit on inventory from the affiliate of $113,000, partially offset by net income of $2,450,000, equity in loss of unconsolidated affiliates of $16,000, a decrease in prepaid expenses of $234,000, depreciation and amortization of $499,000, a decrease in accounts receivable of $307,000, an increase in accounts payable of $138,000, an income tax benefit from stock options exercised of $95,000 and an decrease in deferred income taxes of $31,000.

Accounts receivable increased by $2,203,000 or 55.7% to $6,157,000 as of December 31, 2006 from $3,954,000 as of December 31, 2005.  This increase is primarily due to increased sales of 56.6% for the last two months of 2006 as compared to the last two months of 2005.

Prepaid expenses and other current assets increased by $480,000 to $1,195,000 as of December 31, 2006 from $715,000 as of December 31, 2005.  The increase of $480,000 is primarily due to an increase in prepaid tax payments of $264,000, prepaid expenses for Engineered Products of $180,000, an increase of $46,000 in marketing expenses, partially offset by a decrease in general prepaid expenses of $10,000.

Accounts payable and accrued liabilities as of December 31, 2006 increased by $103,000 to $2,679,000 from $2,576,000.  The net change in 2006 was primarily due a decrease in taxes payable of $557,000, a decrease in accrued rebates of $226,000 and a decrease in accrued professional fees of $7,000, partially offset by a increase in trade payables of $565,000, an increase in payroll accrual of $11,000 and an increase in accrued commission/bonus payable of $317,000.

Net cash provided by investing activities was $54,000 for the year ended December 31, 2006 compared to net cash used in investing activities of $2,070,000 for the year ended December 31, 2005.  Our investing activity in 2006 consisted primarily of repayment of $500,000 from our advance to our Harmony joint venture, offset by expenditures for property and equipment of $386,000 and the purchase of intangible assets of $60,000.  This compared to expenditures for property and equipment of $594,000, the purchases of intangible assets of $26,000 and an investment in an India joint venture (Harmony) of $1,450,000 during the year ended December 31, 2005.

We expect to purchase approximately $1,000,000 to $1,500,000 of equipment in 2007. These expenditures will be primarily for equipment for the Engineered Products segment.

For the year ended December 31, 2006, net cash provided by financing activities was $1,047,000 compared to cash provided by financing activities of $398,000 for the same period of 2005.  Our financing activities in 2006 consisted of cash proceeds of $734,000 from the exercise of 721,625 stock options and an income tax benefit from stock options exercised of $313,000.  Our financing activities in 2005 consisted primarily of cash proceeds of $419,000 from the exercise of 341,106 stock options, partially offset by payments of $21,000 for the repurchase of 10,000 shares of common stock.

In August 2004, our Board of Directors approved the buy-back of up to an additional $500,000 of the Company’s outstanding common stock.  This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the year ended December 31, 2006, we did not buy back any shares of common stock.  As of December 31, 2006, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

As shown below, at December 31, 2006, our contractual cash obligations totaled approximately $1,339,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,339,000	$621,000	$690,000	$28,000	—
Total contractual cash obligations	$1,339,000	$621,000	$690,000	$28,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

 We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  As of December 31, 2006, we had 490,000 outstanding and unvested share-based awards. As a result, we recognized a $51,000 compensation expense related to share-based payments in our consolidated financial statements for the year ended December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an

interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. While we have not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS No. 157 is effective beginning January 1, 2008.  We are currently evaluating the impact of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many ﬁnancial instruments and certain other items at fair value. The objective is to improve ﬁnancial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for ﬁnancial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s ﬁrst ﬁscal year that begins after November 15, 2007.  The Company does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7a.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Mexico and have a joint venture in India. In addition, our executive office, which employees 17 people, is located in Canada. Our results of operations could be negatively affected by changes in foreign currency exchange rates due to stronger economic conditions in those countries.  We believe we do not have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are in US dollars.  In Canada our foreign currency exposure is not material due to the fact that we do not manufacture in Canada.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is presented below:

2006 Quarters
	1ST	2ND	3RD	4TH
Revenue	$7,971,000	$9,879,000	$8,952,000	$10,536,000
Gross Profit	3,641,000	4,623,000	4,105,000	4,951,000
Net Income	649,000	1,126,000	882,000	1,082,000
Basic and Diluted Income per Share	0.03	0.05	0.04	0.04

2005 Quarters
	1ST	2ND	3RD	4TH
Revenue	$6,982,000	$9,040,000	$8,056,000	$7,017,000
Gross Profit	3,161,000	4,227,000	3,649,000	3,110,000
Net Income	444,000	1,003,000	693,000	310,000
Basic and Diluted Income per Share	0.02	0.04	0.03	0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.                            OTHER INFORMATION

None

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with General Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2007), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2007.

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

PART IV

ITEM 15.                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b)                                 A Form 8-K was filed during the last quarter covered by this report, reporting the issuance of a release dated November 1, 2006 announcing the registrant’s financial results for the third quarter of 2006.

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

*******Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 9, 2007	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 9, 2007	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 9, 2007.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, UT

March 7, 2007

Alpha Pro Tech, Ltd

Consolidated Income Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,837,000	$1,163,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 and $76,000 at December 31, 2006 and 2005, respectively	6,157,000	3,954,000
Inventories, net	12,713,000	10,612,000
Prepaid expenses and other current assets	1,195,000	715,000
Deferred income taxes	395,000	430,000
Total current assets	22,297,000	16,874,000

Property and equipment, net	3,355,000	3,389,000
Goodwill, net	55,000	55,000
Intangible assets, net	151,000	119,000
Equity investments in and advances to unconsolidated affiliates	994,000	1,434,000

Total assets	$26,852,000	$21,871,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,213,000	$648,000
Accrued liabilities	1,466,000	1,928,000
Total current liabilities	2,679,000	2,576,000

Deferred income taxes	693,000	652,000
Total liabilities	3,372,000	3,228,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 24,509,580 and 23,787,955 issued and outstanding at December 31, 2006 and 2005, respectively	245,000	238,000
Additional paid-in capital	25,774,000	24,683,000
Accumulated deficit	(2,539,000)	(6,278,000)
Total shareholders’ equity	23,480,000	18,643,000
Total liabilities and shareholders’ equity	$26,852,000	$21,871,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd

Consolidated Income Statements

	Year ended December 31,
	2006	2005	2004
Net sales	$37,338,000	$31,095,000	$24,841,000

Cost of goods sold, excluding depreciation
and amortization shown below	20,018,000	16,948,000	12,555,000

Gross profit	17,320,000	14,147,000	12,286,000

Expenses:
Selling, general and administrative	10,939,000	9,796,000	8,925,000
Depreciation and amortization	448,000	499,000	517,000

Income from operations	5,933,000	3,852,000	2,844,000

Other income
Equity in income (loss) of unconsolidated affiliates	60,000	(16,000)	—
Gain on sale of assets	—	—	7,000
Interest, net	36,000	24,000	7,000

Income before provision
for income taxes	6,029,000	3,860,000	2,858,000

Provision for income taxes	2,290,000	1,410,000	1,011,000

Net income	$3,739,000	$2,450,000	$1,847,000

Basic income per share	$0.15	$0.10	$0.08

Diluted income per share	$0.15	$0.10	$0.08

Basic weighted average shares outstanding	24,141,535	23,684,229	23,215,809

Diluted weighted average shares outstanding	25,129,198	25,247,236	24,624,613

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd

Consolidated Statements of Shareholders’ Equity

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at
December 31, 2003	22,727,907	$227,000	$23,375,000	($10,575,000)	$13,027,000

Options exercised	824,894	9,000	751,000	—	760,000
Warrants exercised	119,048	1,000	207,000	—	208,000
Common stock repurchased	(215,000)	(2,000)	(370,000)	—	(372,000)
Income tax benefit from stock
options exercised	—	—	230,000	—	230,000
Net income	—	—	—	1,847,000	1,847,000

Balance at
December 31, 2004	23,456,849	235,000	24,193,000	(8,728,000)	15,700,000

Options exercised	341,106	3,000	416,000	—	419,000
Common stock repurchased	(10,000)	—	(21,000)	—	(21,000)
Income tax benefit from stock
options exercised	—	—	95,000	—	95,000
Net income	—	—	—	2,450,000	2,450,000

December 31, 2005	23,787,955	238,000	24,683,000	(6,278,000)	18,643,000

Options exercised	721,625	7,000	727,000	—	734,000
Income tax benefit from stock
options exercised	—	—	313,000	—	313,000
Share based compensation expense			51,000		51,000
Net income	—	—	—	3,739,000	3,739,000

Balance at
December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,739,000	$2,450,000	$1,847,000
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Share-based compensation expenses	51,000	—	—
Depreciation and amortization	448,000	499,000	517,000
Equity in (income)/loss of unconsolidated affiliates	(60,000)	16,000	—
Gain on sale of assets	—	—	(7,000)
Deferred income taxes	76,000	31,000	(21,000)
Income tax benefit from stock options exercised	—	95,000	230,000
Changes in assets and liabilities:
Accounts receivable, net	(2,203,000)	307,000	(1,554,000)
Inventories, net	(2,101,000)	(5,810,000)	1,213,000
Prepaid expenses and other current assets	(480,000)	234,000	(704,000)
Accounts payable and accrued liabilities	103,000	138,000	(58,000)

Net cash (used in) provided by operating activities	(427,000)	(2,040,000)	1,463,000

Cash flows from investing activities:
Investments in and advances to Joint Venture	—	(1,450,000)	—
Repayments of advances to Joint Venture	500,000	—	—
Purchase of property and equipment	(386,000)	(594,000)	(586,000)
Proceeds from sale of assets	—	—	16,000
Purchase of intangible assets	(60,000)	(26,000)	(41,000)

Net cash provided by (used in) investing activities	54,000	(2,070,000)	(611,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	734,000	419,000	760,000
Proceeds from exercise of warrants	—	—	208,000
Payments for the repurchase of common stock	—	(21,000)	(372,000)
Income tax benefit from stock options exercised	313,000	—	—
Proceeds from revolving credit agreement	2,691,000	356,000	—
Payments on revolving credit agreement	(2,691,000)	(356,000)	—

Net cash provided by financing activities	1,047,000	398,000	596,000

Increase (decrease) in cash and cash equivalents	674,000	(3,712,000)	1,448,000

Cash and cash equivalents, beginning of period	1,163,000	4,875,000	3,427,000

Cash and cash equivalents, end of period	$1,837,000	$1,163,000	$4,875,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$8,700	$9,800

Cash paid for income taxes	$2,724,000	$333,000	$1,682,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd

Notes to Consolidated Financial Statements

1.     The Company

Alpha Pro Tech, Ltd. (Alpha ProTech, the Company) manufactures and distributes a line of disposable protective apparel and a line of infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields. The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

In 2005, the Company commenced sales from a new business segment, Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary of Alpha Pro Tech. This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap and synthetic roof underlayment.  The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.

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

Reclassifications

Certain December 31, 2005 balances have been reclassified to conform to the current years’ presentation.

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

Goodwill and Intangible assets

The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS No. 142, goodwill is not amortized, but rather is tested for impairment (Note 5).  Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2006, 2005 and 2004.

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

Stock Based Compensation

The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors.  Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant.  Options vest and expire according to terms established at the grant date.

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based awards. During the third quarter of 2006, 490,000 stock options were granted under the option plan. As a result, the Company recognized $51,000 in share-based compensation expense in its consolidated financial statements for the year ended December 31, 2006.

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

	For the Year Ended December 31,
	2005	2004

Net income, as reported	$2,450,000	$1,847,000
Deduct: Total stock-based employee compensation
expense determined using the fair value method
for all awards, net of related tax effects	(317,000)	(150,000)

Pro forma net income	$2,133,000	$1,697,000

Net income per share:
Basic—as reported	$0.10	$0.08
Basic—pro forma	0.09	0.07
Diluted—as reported	0.10	0.08
Diluted—pro forma	0.08	0.07

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

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004

Net income (Numerator)	$3,739,000	$2,450,000	$1,847,000

Shares (Denominator):
Basic weighted average shares outstanding	24,141,535	23,684,229	23,215,809
Add: Dilutive effect of stock options and warrants	987,663	1,563,007	1,408,804

Diluted weighted average shares outstanding	25,129,198	25,247,236	24,624,613

Net income per share:
Basic	$0.15	$0.10	$0.08
Diluted	$0.15	$0.10	$0.08

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2006, 2005 and 2004.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2006, 2005 and 2004.

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

Fair value of financial instruments

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective book values at December 31, 2006 and 2005.

New accounting standards

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  As of December 31, 2006, we had 490,000 outstanding and unvested share-based awards.  As a result, the Company recognized a $51,000 compensation expense related to share-based payments in the Company’s consolidated financial statements for the year ended December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company has not completed a comprehensive analysis of FIN 48, the adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many ﬁnancial instruments and certain other items at fair value. The objective is to improve ﬁnancial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for ﬁnancial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s ﬁrst ﬁscal year that begins after November 15, 2007.  The Company does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.                 Inventories
Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$9,632,000	$7,489,000
Work in process	182,000	325,000
Finished goods	3,217,000	3,124,000
	13,031,000	10,938,000
Less reserve for slow-moving, obsolete or unusable inventory	(318,000)	(326,000)
	$12,713,000	$10,612,000

4.                 Property and Equipment
Property and equipment consist of the following:

	December 31,
	2006	2005

Buildings	$355,000	$355,000
Machinery and equipment	6,049,000	5,798,000
Office furniture and equipment	641,000	965,000
Leasehold improvements	297,000	251,000

	7,342,000	7,369,000
Less accumulated depreciation	(3,987,000)	(3,980,000)
	$3,355,000	$3,389,000

Depreciation of property and equipment was $420,000, $462,000 and $487,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.                 Goodwill and Intangible Assets

The Company adopted SFAS 142 effective January 1, 2002.  In accordance with the requirements of SFAS 142, goodwill is not amortized, but is subject to an annual impairment test.  The annual impairment tests have been completed and did not result in an impairment charge.

Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

		December 31, 2006			December 31, 2005
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	15.1	$347,000	($196,000)	$151,000	$287,000	($168,000)	$119,000

Amortization of intangible assets was $28,000, $37,000 and $30,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2007	$21,000
2008	21,000
2009	20,000
2010	18,000
2011	18,000
After 2011	53,000
$151,000

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

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets.  The Company records its equity interest in Harmony’s results of operations as equity in income (loss) of unconsolidated affiliates on the accompanying Consolidated Income Statements.

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During the third and fourth quarter of 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Effective April 2006, interest of 3.5% is to be paid annually in January on this advance.

Harmony commenced operations in August of 2005.  For the year ended December 31, 2006 and 2005, Alpha ProTech Engineered Products purchased $5,718,000 and $1,592,000, respectively from Harmony.  For the year ended December 31, 2006, we recorded equity income in unconsolidated affiliates of $60,000.  For the year ended December 31, 2005, we recorded an equity loss in unconsolidated affiliates of $16,000.  As of December 31, 2006, our investment in Harmony is $994,000 which comprises our original $1,450,000 investment and total equity income in unconsolidated affiliates of $44,000 less $500,000 in repayments of the advance.

7.                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005

Payroll expenses	$199,000	$188,000
Bonuses payable	986,000	669,000
Accrued professional fees	153,000	160,000
Accrued rebates and other	128,000	354,000
Income taxes payable	—	557,000
	$1,466,000	$1,928,000

8.                    Notes Payable

In December 1997, the Company entered into a credit facility with an asset-based lender.  The facility was renewed in May 2005 and expires in May 2007.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2006.  The credit facility bears interest at prime plus 0.5%, (8.75% and 7.0% at December 31, 2006 and 2005, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment.  Under the terms of the facility, the Company pays a 0.5% loan fee annually.

As of December 31, 2006, we had no outstanding balance on the line of credit and we had no debt.

9.                    Shareholders’ Equity

Warrant activity

As of January 1, 2004, the Company had outstanding warrants to purchase 119,048 shares of common stock at an exercise price of $1.75 per share.  These warrants were exercised during 2004 and as of December 31, 2006 the Company has no outstanding warrants.

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

Under the 2004 Stock Option Plan (2004 Plan), 2.5 million options have been reserved for issuance and approximately 1,070,000 options have been granted as of December 31, 2006.  Under the 2004 Plan, option grants have a three year vesting period and expire no later than the fifth anniversary of the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2006:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2003	3,464,000	$0.93
Granted to employees and directors	520,000	$1.58
Exercised	(825,000)	$0.92
Canceled/Expired/Forfeited	(15,000)	$1.06

Options outstanding, December 31, 2004	3,144,000	$1.04
Granted to employees and directors	60,000	$1.98
Exercised	(341,000)	$1.23
Canceled/Expired/Forfeited	(50,000)	$1.58

Options outstanding, December 31, 2005	2,813,000	$1.03
Granted to employees and directors	490,000	$1.98
Exercised	(722,000)	$1.02

Options outstanding, December 31, 2006	2,581,000	$1.21
Options exercisable, December 31, 2006	2,091,000	$1.03

Stock options to purchase 2,581,000 and 2,813,000 shares of common stock were outstanding at December 31, 2006 and 2005, respectively. Of these outstanding stock options, all of the options to purchase common stock at December 31, 2006 and 2005 were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive. Unrecognized compensation expense as of December 31, 2006 was also included in calculating the diluted weighted average shares.  Based on the application of the treasury stock method, the dilutive effect of stock options was 987,663 for the twelve months ended December 31, 2006.

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

The fair value of the share-based payment awards was estimated using the Black-Scholes option pricing method with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Year Ended December 31,
	2006	2005	2004
Exercise price	$1.98	$1.98	$1.58
Risk-free interest rate	4.78%	4.28%	3.45%
Expected volatility	58.95%	78.20%	81.00%
Black-Scholes fair value	$0.93	$1.64	$1.32
Expected life in years	3.50	10.00	10.00

(1)          The fair value calculation was based on the stock options granted during the period.

The following table summarizes stock option activity during the twelve months ended December 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,813,000	$1.03
Exercised	(722,000)	1.02
Granted	490,000	1.98
Forfeited or expired	—	—
Options outstanding at December 31, 2006	2,581,000	$1.21	2.77	$4,100,000
Options exercisable at December 31, 2006	2,091,000	$1.03	2.33	$3,698,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three and twelve months ended December 31, 2006 was $560,000 and             $ 962,000, respectively.

As of December 31, 2006 $405,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average remaining period of 2.67 years. Cash received from options exercised for the three and twelve months ended December 31, 2006 was $337,000 and $734,000, respectively.

10.       Income Taxes

In 1994, the Company changed its name and commercial domicile from Canada to the United States.  As a result of the change in domicile, NOL differences were created for book and tax purposes.  With the change in domicile, the majority of the Canadian company’s NOL’s could not be utilized for tax purposes. As well, during 1995 the Company wrote off $4.9 million of intangible assets which resulted in a loss for book purposes and not for tax purposes.  Although the items mentioned above are included in the accumulated deficit they cannot be used for tax purposes.  During the year ended December 31, 2000 all available NOL’s had been utilized or expired.

The provision for income taxes consists of the following:

	Year ended December 31,
	2006	2005	2004

Current	$2,214,000	$1,379,000	$1,032,000
Deferred	76,000	31,000	(21,000)

	$2,290,000	$1,410,000	$1,011,000

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2006	2005

Deferred tax assets:
Alternative minimum tax credits	$72,000	$34,000
Temperary differences:
Inventory reserve	108,000	111,000
Intangible assets	37,000	33,000
Other	215,000	252,000
Gross deferred tax assets	432,000	430,000

Deferred tax liabilities:
Temperary differences:
Property and equipment	(710,000)	(643,000)
State income taxes	(20,000)	(9,000)

Gross deferred tax liabilities	(730,000)	(652,000)

Net deferred tax liability	$(298,000)	$(222,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2006	2005	2004
Income taxes based on US
statutory rate 34%	$2,050,000	$1,312,000	$972,000
Non-deductible meals and entertainment	7,000	14,000	17,000
Domestic manufacturer’s deduction	(20,000)	(35,000)	—
State taxes	200,000	135,000	73,000
Other	53,000	(16,000)	(51,000)

	$2,290,000	$1,410,000	$1,011,000

11.          Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through May 30, 2010.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases

2007	$621,000
2008	497,000
2009	193,000
2010	28,000
Future minimum lease payments	$1,339,000

         Total rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $710,000, $638,000 and $554,000, respectively.

12.    Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $31,000, $26,000 and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $670,000, $429,000 and $318,000 were accrued for the years ended December 31, 2006, 2005 and 2004, respectively.

13.   Activity of Business Segments

The Company operates through four segments:

Disposable Protective Apparel Products: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

Infection Control Products: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.

Extended Care Products: consisting of a line of medical bed pads using Unreal Lambskin® (synthetic lambskin). The Unreal Lambskin® is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories. The Company also manufactures a line of pet beds and pet toy accessories with this material.

Engineered Products: this new fourth segment commenced business in 2005 with the formation of Alpha ProTech Engineered Products, Inc., a wholly-owned subsidiary.  This segment consists of a line of construction supply weatherization products as well as a line of paint with antimicrobials. The construction supply weatherization products consist of house wrap and a synthetic roof underlayment. The line of paint with antimicrobials is designed to inhibit growth of bacteria, fungi and algae on the painted surfaces in hospitals, surgical rooms and cleanrooms and associated controlled environments.  The Company has an exclusive licensing agreement for the proprietary antimicrobial formulation to be used in the paint.  The agreement requires a royalty payment of 5.0% of the net sales associated with the antimicrobial formulation.  This product is designed to reduce operating costs in cleanrooms and hospitals while preserving environmental safety.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.”  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment:

	Year Ended December 31,
	2006	2005	2004

Disposable Protective Apparel	$21,183,000	$19,444,000	$17,783,000
Infection Control	6,944,000	5,136,000	5,108,000
Extended Care	1,430,000	1,802,000	1,932,000
Engineered Products	7,781,000	4,713,000	18,000

Consolidated total net sales	$37,338,000	$31,095,000	$24,841,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2006	2005	2004

Disposable Protective Apparel	$7,942,000	$6,917,000	$6,349,000
Infection Control	3,233,000	2,163,000	1,942,000
Extended Care	85,000	214,000	305,000
Engineered Products	717,000	(54,000)	(371,000)
Total segment income	11,977,000	9,240,000	8,225,000

Unallocated corporate overhead expenses	(5,948,000)	(5,380,000)	(5,367,000)
Provision for income taxes	(2,290,000)	(1,410,000)	(1,011,000)
Consolidated net income	$3,739,000	$2,450,000	$1,847,000

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2006	2005	2004

Net sales by region
United States	$35,726,000	$29,427,000	$23,684,000
International	1,612,000	1,668,000	1,157,000

Consolidated total net sales	$37,338,000	$31,095,000	$24,841,000

Long-lived assets by region
United States	$3,293,000	$3,376,000	$3,179,000
International	62,000	13,000	77,000

Consolidated total long-lived assets	$3,355,000	$3,389,000	$3,256,000	.

Net sales by region are based on the countries in which the customers are located.  For the years ended December 31, 2006, 2005 and 2004, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

14.             Concentration of Risk

         The Company maintains its cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

For the year ended December 31, 2006, two distributor’s account for 65.5% for total revenues.

The Company sells significant amounts of disposable protective apparel product to a large distributor on credit terms. The Company has had a contractual relationship with this distributor since

1995 and effective January 1, 2006 signed a multiple year contract which provides optional extensions beyond the initial term of the agreement.  Previously, this distributor had exclusive rights to sell and distribute Alpha Pro Tech’s Critical Cover® trade named products, and exclusive rights to sell and distribute Alpha Pro Tech branded products to domestic and international clean room and industrial customers.  Under terms of the new contract, this distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named products, but non-exclusive rights to sell and distribute Alpha Pro Tech branded products.  Net sales to this distributor were 45.1%, 53.1% and 63.7% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively.  Accounts receivable from this distributor represented 59.9% of total accounts receivable at December 31, 2006.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

In early 2005, we entered into two sales and marketing agreements for our Engineered Products segment.  On January 31, 2005, we signed a 3-year mutually exclusive agreement with Perma “R” Products, Inc., (Perma “R”) a Grenada, Mississippi based company. As part of the agreement, Perma “R” is responsible for all marketing of our house wrap products, and has agreed to minimum sales of $5 million per year.   On February 28, 2005 we signed a second 3-year, mutually exclusive agreement with Perma “R.”  This second agreement stipulates that Perma “R” will be responsible for all sales & marketing of our synthetic roof underlayment product and has agreed to minimum sales of $3 million per year.  In 2005 this distributor did not meet the minimums for either house wrap or synthetic roof underlayment.  In 2006 they purchased $5.1 million of house wrap, meeting their contractual minimum requirement of $5.0 million but did not meet the minimum for synthetic roof underlayment.

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

The Engineered Products segment buys semi-finished house wrap and synthetic roof underlayment from its joint venture, Harmony Plastics located in India.  Although there are a limited number of manufacturers of the particular product, management believe that other suppliers could provide similar products at comparable terms.  A change in suppliers however could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

Alpha Pro Tech, Ltd. And Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended
December 31, 2006

Allowance for
doubtful accounts	$76,000	$—	$—	$15,000	$61,000

Reserve for slow moving,
obsolete or unusable inventory	$326,000	$—	$—	$8,000	$318,000

Year Ended
December 31, 2005

Allowance for
doubtful accounts	$75,000	$1,000	$—	—	$76,000

Reserve for slow moving,
obsolete or unusable inventory	$426,000	$—	$—	$100,000	$326,000

Year Ended
December 31, 2004

Allowance for
doubtful accounts	$69,000	$6,000	$—	—	$75,000

Reserve for slow moving,
obsolete or unusable inventory	$386,000	$40,000	$—	$—	$426,000