Form 10-Q
period 2007-03-31
ALPHA PRO TECH LTD
filed 2007-05-10
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2007

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007.

25,020,953 shares of common stock,     $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1	Consolidated Financial Statements (Unaudited)

	a)	Consolidated Balance Sheets - March 31, 2007 and December 31, 2006

	b)	Consolidated Income Statements for the three months ended March 31, 2007 and March 31, 2006

	c)	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2007

	d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006

	e)	Notes to Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

New Accounting Standards

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

Exhibit 31.1:	Certification by CEO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 31.2:	Certification by CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

Exhibit 32.2:	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (Alpha Pro Tech, the Company) prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three months ended March 31, 2007 with the same period in 2006.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006 (1)

Assets
Current assets:
Cash and cash equivalents	$1,086,000	$1,837,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 at March 31, 2007 and $61,000 at December 31, 2006	5,338,000	6,157,000
Inventories, net	14,780,000	12,713,000
Prepaid expenses and other current assets	1,311,000	1,195,000
Deferred income taxes	403,000	395,000
Total current assets	22,918,000	22,297,000

Property and equipment, net	3,295,000	3,355,000
Goodwill, net	55,000	55,000
Intangible assets, net	169,000	151,000
Equity investments in and advances to unconsolidated affiliates	1,019,000	994,000
Total assets	$27,456,000	$26,852,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,479,000	$1,213,000
Accrued liabilities	518,000	1,466,000
Total current liabilities	1,997,000	2,679,000

Deferred income taxes	701,000	693,000
Total liabilities	2,698,000	3,372,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 25,020,955 and 24,509,580 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	250,000	245,000
Additional paid-in capital	26,512,000	25,774,000
Accumulated deficit	(2,004,000)	(2,539,000)
Total shareholders’ equity	24,758,000	23,480,000
Total liabilities and shareholders’ equity	$27,456,000	$26,852,000

(1)             The condensed consolidated balance sheet as of December 31, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Net sales	$9,044,000	$7,971,000

Cost of goods sold, excluding depreciation and amortization	4,880,000	4,330,000

Gross margin	4,164,000	3,641,000

Expenses:
Selling, general and administrative	3,223,000	2,496,000
Depreciation and amortization	115,000	111,000

Income from operations	826,000	1,034,000

Other income
Equity in income (loss) of unconsolidated affiliates	25,000	(9,000)
Interest, net	16,000	5,000

Income before provision for income taxes	867,000	1,030,000

Provision for income taxes	332,000	381,000

Net income	$535,000	$649,000

Basic net income per share	$0.02	$0.03

Diluted net income per share	$0.02	$0.03

Basic weighted average shares outstanding	24,834,005	24,066,144

Diluted weighted average shares outstanding	25,811,883	25,035,255

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000
Share- based compensation expense	—	—	38,000	—	38,000
Options exercised	511,375	5,000	464,000	—	469,000
Income tax benefit from stock options exercised	—	—	236,000	—	236,000
Net income	—	—	—	535,000	535,000
Balance at March 31, 2007	25,020,955	$250,000	$26,512,000	$(2,004,000)	$24,758,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$535,000	$649,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	38,000	—
Depreciation and amortization	115,000	111,000
Equity in (income) loss of unconsolidated affiliates	(25,000)	9,000
Changes in assets and liabilities:
Accounts receivable, net	819,000	(543,000)
Inventories, net	(2,067,000)	(458,000)
Prepaid expenses and other current assets	(116,000)	(129,000)
Accounts payable and accrued liabilities	(682,000)	(154,000)

Net cash used in operating activities:	(1,383,000)	(515,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(50,000)	(86,000)
Purchase of intangible assets	(23,000)	(24,000)

Net cash used in investing activities	(73,000)	(110,000)

Cash Flows From Financing Activities:
Income tax benefit from stock options exercised	236,000	—
Proceeds from the exercise of stock options	469,000	344,000
Net cash provided by financing activities	705,000	344,000

Decrease in cash during the period	(751,000)	(281,000)

Cash and cash equivalents, beginning of period	1,837,000	1,163,000
Cash and cash equivalents, end of period	$1,086,000	$882,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (Alpha ProTech, the Company) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of infection control products for the medical and dental markets and a line of construction weatherization products. The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields. The line of construction supply weatherization products consists of house wrap, synthetic roof underlayment and mold resistant framing sealant. The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds. The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2006 was extracted from the audited consolidated financial statements contained in the 2006 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. During 2006, 490,000 stock options were granted under the option plan. During the first quarter of 2007, there were no stock options granted under the option plan. The Company recognized $38,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2007 related to previously issued options.

Stock options to purchase 2,070,000 and 2,510,000 shares of common stock were outstanding at March 31, 2007 and 2006, respectively. Of these outstanding stock options, all of the options to purchase common stock at March 31, 2007 and 2006 were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.

The Company used the Black-Scholes option pricing model to value the options. The table below presents the weighted average expected life in years. In March 2005, the Securities and

Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.The Company used SAB 107’s simplified method for estimating the expected life of the options. The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.

The following table summarizes stock option activity during the three months ended March 31, 2007:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,581,000	$1.21	2.77	$4,100,00
Exercised	(511,000)	0.92
Granted	—	—
Forfeited or expired	—	—
Options outstanding at March 31, 2007	2,070,000	$1.28	3.39	$3,882,000
Options exercisable at March 31, 2007	1,580,000	$1.07	3.00	$3,304,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three months ended March 31, 2007 was $1,030,000.

As of March 31, 2007 $367,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.50 years. Cash received from options exercised for the three months ended March 31, 2007 was $469,000.

4.                                      New Accounting Standards

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

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” On January 1, 2007, the Company adopted the provisions of FIN 48. The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48. The amount of unrecognized tax benefits did not change during the three months ended March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2002. The Company is not currently under examination in any of its jurisdictions in which it operates.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many ﬁnancial instruments and certain other items at fair value. The objective is to improve ﬁnancial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for ﬁnancial instruments. SFAS No. 159 is effective as of the beginning of an entity’s ﬁrst ﬁscal year that begins after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

5.                                      Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$10,489,000	$9,632,000
Work in process	269,000	182,000
Finished goods	4,320,000	3,217,000
	15,078,000	13,031,000
Less reserve for slow-moving, obsolete or unusable inventory	(298,000)	(318,000)
	$14,780,000	$12,713,000

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

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets. The Company records its equity interest in Harmony’s results of operations as “Equity in income (loss) of unconsolidated affiliates” on the accompanying Consolidated Income Statements.

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance. Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year. During the third and fourth quarter of 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000. Harmony did not make any further payments in the first quarter of 2007. Effective April 2006, interest of 3.5% is to be paid annually in January on this advance and $19,000 was paid during the first quarter of 2007.

Harmony commenced operations in August of 2005. For the three months ended March 31, 2007 and 2006, Alpha ProTech Engineered Products purchased $598,000 and $1,001,000, respectively from Harmony. For the three months ended March 31, 2007, the Company recorded equity income in unconsolidated affiliates of $25,000. For the three months ended March 31, 2006, the Company recorded an equity loss in unconsolidated affiliates of $9,000. As of March 31, 2007, the Company’s investment in Harmony is $1,019,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $69,000 less $500,000 in repayments of the advance.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Payroll accrual	$104,000	$199,000
Commission and bonus accrual	193,000	986,000
Accrued professional fees	104,000	153,000
Accrued rebates and other	117,000	128,000
	$518,000	$1,466,000

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended March 31,
	2007	2006
Net income (Numerator)	$535,000	$649,000

Shares (Denominator):

Basic weighted average shares outstanding	24,834,005	24,066,144

Add: Dilutive effect of stock options	977,878	969,111

Diluted weighted average shares outstanding	25,811,883	25,035,255

Net income per share:

Basic	$0.02	$0.03

Diluted	$0.02	$0.03

9.                                      Activity of Business Segments

The Company operates through four segments:

Disposable Protective Apparel Products: consisting of a line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

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

Engineered Products: consisting of a line of construction supply weatherization. The construction supply weatherization products consist of building wrap, synthetic roof underlayment and antimicrobial mold resistant framing sealant. Of note, the Company’s equity in income (loss) of unconsolidated affiliates (Harmony) is included in the total segment income for Engineered Products in the table below.

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies.” Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006

Disposable Protective Apparel	$5,376,000	$4,070,000
Infection Control	2,011,000	1,683,000
Engineered Products	1,316,000	1,782,000
Extended Care	341,000	436,000

Consolidated total net sales	$9,044,000	$7,971,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Disposable Protective Apparel	$1,868,000	$1,370,000
Infection Control	846,000	793,000
Engineered Products	(324,000)	135,000
Extended Care	12,000	58,000

Total segment income	2,402,000	2,356,000
Unallocated corporate overhead expenses	(1,535,000)	(1,326,000)
Provision for income taxes	(332,000)	(381,000)

Consolidated net income	$535,000	$649,000

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

Stock Based Compensation: We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. During 2006, 490,000 stock options were granted under the option plan. No options were granted during the three months ended March 31, 2007. We recognized $38,000 in share-based compensation expense in our consolidated financial statements for the three months ended March 31, 2007 related to previously issued options.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of construction weatherization products and a line of medical bed pads and accessories as well as a line of pet beds. Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are classified into six groups: Disposable protective apparel, consisting of a line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces, operating room table surfaces and pediatric surfaces; a line of pet beds; and construction weatherization products, consisting of house wrap and synthetic roof underlayment.

Our products as classified above are grouped into four business segments. The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007, compared to the three months ended March 31, 2006

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
Sales	100.0%	100.0%

Gross profit	46.0	45.7

Selling, general and administrative	35.6	31.3

Income from operations	9.1	13.0

Income before provision for income taxes	9.6	12.9

Net income	5.9	8.1

Sales.   Consolidated sales for the quarter ended March 31, 2007 increased to $9,044,000 from $7,971,000 for the quarter ended March 31, 2006, representing an increase of $1,073,000 or 13.5%. We attribute the increase to increased Disposable Protective Apparel segment sales of $1,306,000 and to increased Infection Control segment sales of $328,000, partially offset by decreased Engineered Products segment sales of $466,000 and decreased sales from our Extended Care segment of $95,000.

Sales for the Disposable Protective Apparel segment for the quarter ended March 31, 2007 increased by $1,306,000 or 32.1% to $5,376,000 compared to $4,070,000 for the same period of 2006. Although sales were up by 32.1% in the first quarter of 2007, sales during the first quarter of last year were lower than normal and therefore we expect growth for all of 2007 to be lower than that which occurred in this past quarter. The increase is primarily related to increased sales to cleanroom distributors and partly due to increased sales of our largest distributor. In September 2006, we announced the signing of a new distribution contract with our largest distributor in which they retained the exclusive right to sell our private label Critical Cover® products, but have also allowed us the right to sell Alpha Pro Tech branded products to other distributors. This new contract further strengthens our relationship with our largest distributor and as we have seen in the first quarter of 2007, it will enable us to gain additional market share as we develop relationships with other industrial and cleanroom distributors. We continue to be encouraged by the response to our ComforTech® line of products and expect growth in the coming quarters from this product line and from an expanded distribution channel.

Infection Control segment sales for the quarter ended March 31, 2007 increased by $328,000 or 19.5% to $2,011,000 compared to $1,683,000 for the same period of 2006. Shield sales in this segment were up by $585,000 and mask sales were down by $257,000. Shield sales were strong primarily due to a large non-recurring order and mask sales were down primarily due to lower sales of our N-95 NIOSH approved Respirator mask as concerns about Avian Flu have abated. Unless worldwide concerns about Avian Flu increase, we expect N-95 Respirator mask sales to be weaker in 2007 than in 2006.

The Engineered Products segment primarily consists of a line of construction supply weatherization products, namely house wrap and synthetic roof underlayment. Engineered Products sales for the quarter ended March 31, 2007 decreased by $466,000 or 26.2% to $1,316,000 compared to $1,782,000 for the same period of 2006. The decrease is the result of a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our distributor, which led them to source product from other suppliers and to ultimately discontinue purchasing from us. We decided to remove exclusivity with Perma R as they had not met the minimums in 2005 and in 2006 they purchased $5.1 million, meeting the $5.0 million minimum on house wrap, but did not meet the $3 million minimum for synthetic roof underlayment. We believe that this will significantly broaden our market opportunities for synthetic roof underlayment and house wrap. Due to the fact that we drop shipped all of Perma R’s products, their customers know Alpha Pro Tech as the manufacturer and many wish to continue purchasing from us. We expect to retain a significant portion of the sales volume from the customers that purchased from Perma R. In the short term, due to this change in distribution channel strategy, we anticipate that our sales will likely continue to be affected, but do anticipate growth for the full year of 2007.

During the first quarter, we increased our sales team, launched a marketing campaign to introduce our new synthetic roof underlayment under the name of REX Synfelt™ and launched our new house wrap under the name of REX Wrap™. We also attended a number of trade shows, including the International Builders show in Orlando and the Western Roofing show in Las Vegas. We are encouraged by the response to our product line and management expects this segment to contribute to overall consolidated revenue growth for 2007.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $95,000 or 21.8% to $341,000 for the quarter ended March 31, 2007 from $436,000 for the quarter ended March 31, 2006. The decrease in sales is primarily the result of lower medical bed pad sales. We expect that medical pad sales will be fairly flat for the rest of 2007 as compared to the same period of 2006. This line of products is not expected to be a growth segment for us.

Gross Profit   Gross profit increased by 14.4% to $4,164,000 for the quarter ended March 31, 2007 from $3,641,000 for the same period in 2006. Gross profit margin increased slightly to 46.0% for the quarter ended March 31, 2007 as compared to 45.7% for the same period in 2006.

Gross profit margin on the Engineered Products segment improved in the first quarter of 2007 as compared to the same period of 2006. Although the gross profit margin in the Engineered Products segment is considerably lower than the overall company margin, we expect it to continue to improve.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $727,000 or 29.1% to $3,223,000 for the quarter ended March 31, 2007 from $2,496,000 for the quarter ended March 31, 2006. Although expenses increased 29.1% compared to the first quarter of 2006, they only increased by 4.3% from the fourth quarter of 2006. Much of this increase is related to a marketing campaign to introduce our new line of building products.

The biggest increase in selling, general and administrative expenses is primarily related to increased Engineered Products expenses of $366,000. This can be broken down as follows: a $106,000 increase in marketing expenses in relation to the launch our new line of synthetic roof underlayment and house wrap under the names REX SynFelt™ and REX Wrap™, a $87,000 increase in tradeshow expenses, a $94,000 increase in employee compensation, a $41,000 increase in travel costs primarily related to our increased sales team, a $18,000 increase in research and development expenses and a $20,000 increase in miscellaneous expenses.

Other increases in selling, general and administrative expenses are primarily for employee compensation expenses of $130,000, increased amortization of share based compensation of $38,000, increased industrial market marketing expenses of $47,000, increased travel of $69,000, increased US foreign exchange expense of $31,000, increased sales commission of $15,000 and increased miscellaneous expenses of $31,000.

As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for the quarter ended March 31, 2007 from 31.3% for the same period in 2006. We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows this year our expenses are expected to decrease as a percentage of sales.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company. Bonuses of $96,000 were accrued for the quarter ended March 31, 2007 as compared to $114,000 in the same period of 2006.

Income from Operations.   Income from operations decreased by $208,000 or 20.1%, to $826,000 for the quarter ended March 31, 2007 as compared to income from operations of $1,034,000 for the quarter ended March 31, 2006. The decrease in income from operations is due to an increase in gross profit of $523,000, partially offset by an increase in selling, general and administrative expenses of $727,000 and an increase in depreciation and amortization of $4,000.

Net Interest.   For the quarter ended March 31, 2007, we had net interest income of $16,000 compared to net interest income of $5,000 for the quarter ended March 31, 2006. Interest expense remained unchanged at $2,000 for the quarter ended March 31, 2007 compared to the same period of 2006. Interest income increased to $18,000 for the quarter ended March 31, 2007 as compared to $7,000 for the same period of 2006.

Equity in income (loss) of unconsolidated affiliates.   On June 14, 2005 Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products. Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (Harmony), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates. Alpha ProTech Engineered Products invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 in a long term advance. Effective April 2006, interest of 3.5% is paid on this advance. Contractually, half of this $942,000 advance is to be repaid monthly over a six year term which commenced in July 2006 with the balance to be paid in the seventh year. However, we expect that this advance will be paid in advance of the contractual term as Harmony paid $500,000 towards the advance in the second half of 2006.

We are subject to the provisions of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” which redefines the criteria by which we determine the proper accounting for our investments in related entities. Specifically, FIN 46 requires us to assess whether or not related entities are variable interest entities (“VIE”s), as defined. For those related entities that qualify as variable interest entities, FIN 46 requires us to determine whether or not we are the primary beneficiary of the VIE, and if so, to consolidate the VIE. We have determined that Harmony is not a VIE and is therefore considered to be an unconsolidated affiliate.

Harmony commenced operations in August of 2005. For the quarter ended March 31, 2007, we recorded equity in income of unconsolidated affiliates of $25,000 as compared to equity in loss of unconsolidated affiliates of $9,000 for the same period of 2006.

Income before Provision for Income Taxes.   Income before provision for income taxes for the quarter ended March 31, 2007 was $867,000 compared to $1,030,000 for the quarter ended March 31, 2006, representing a decrease of $163,000 or 15.8%. The decrease in income before provision for income taxes is due to a decrease in income from operations of $208,000 and an increase in net interest income of $11,000 and a net change of $34,000 from our unconsolidated affiliate (Harmony).

Based on the segment analysis, a primary reason for the decline in income before provision for income tax was due to a net decrease of $459,000 in income for the Engineered Products segment. This segment experienced a loss of $324,000 for the first quarter ended March 31, 2007 as compared to income of $135,000 for the same quarter of 2006.

Provision for Income Taxes   The provision for income taxes for the quarter ended March 31, 2007 was $332,000 compared to $381,000 for the quarter ended March 31, 2006. The decrease in income taxes is due to lower income before provision for income taxes in 2007. The effective tax rate was 38.3% for the quarter ended March 31, 2007 and was 37.0% for the same quarter of 2006.

Net Income.   Net income for the quarter ended March 31, 2007 was $535,000 compared to net income of $649,000 for the quarter ended March 31, 2006, a decrease of $114,000 or 17.6%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $163,000, partially offset by a decrease in income taxes of $49,000. Net income as a percentage of sales for the quarter ended March 31, 2007 and 2006 was 5.9% and 8.1% respectively. Basic and diluted income per share for the quarter ended March 31, 2007 and 2006 were $0.02 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents of $1,086,000 and working capital of $20,921,000, an increase in working capital of 6.6% or $1,303,000 since December 31, 2006. As of March 31, 2007, our current ratio was 11.48:1 as compared to 8.32:1 as of December 31, 2006. Cash decreased by $751,000 to $1,086,000 as of March 31, 2007 as compared to $1,837,000 as of December 31, 2006. The decrease in cash is due to cash used in operating activities of $1,383,000, the purchase of property and equipment of $50,000 and the purchases of intangible assets of $23,000, partially offset by cash proceeds of $469,000 from the exercise of stock options and income tax benefit from stock options exercised of $236, 000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%. At March 31, 2007, the prime interest rate was 8.25%. The line of credit was renewed in May 2005 and expires in May 2007 and we intend to renew it. Our borrowing capacity on the line of credit was $3,500,000 at March 31, 2007. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of March 31, 2007, we had not borrowed on this line of credit. As of March 31, 2007, we did not have any debt.

Net cash used in operating activities was $1,383,000 for the three months ended March 31, 2007 compared to $515,000 net cash used in operating activities for the three months ended March 31, 2006. The net cash used in operating activities of $1,383,000 for the three months ended March 31, 2007 is due to net income of $535,000, adjusted by the following: an increase in inventory of $2,067,000, a decrease in accounts receivable of $819,000, an increase in prepaid expenses of $116,000, a decrease in accounts payable and accrued liabilities of $682,000, equity in income of unconsolidated affiliates of $25,000, $38,000 in amortization of share-based compensation, and depreciation and amortization of $115,000.

Accounts receivable decreased by $819,000 or 13.3% to $5,338,000 as of March 31, 2007 from $6,157,000 as of December 31, 2006. This decrease is primarily due to decreased sales in the last two months of the first quarter of 2007 as compared to the last two months of 2006. The number of days of sales outstanding was 53 days as of March 31, 2007 and 54 days as of December 31, 2006.

Inventory increased by $2,067,000 or 16.3% to $14,780,000 as of March 31, 2007 from $12,713,000 as of December 31, 2006. In order to support increased sales within the Disposable Protective Apparel segment, inventory in that segment increased by $1.4 million for the quarter. As of March 31, 2007, the Engineered Products segment inventory was $7.4 million, an increase of $0.6 million since December 31, 2006.

Prepaid expenses and other current assets increased by $116,000 to $1,311,000 as of March 31, 2007 from $1,195,000 as of December 31, 2005. The increase of $116,000 is primarily due to a decrease in prepaid expenses for Engineered Products of $90,000, a decrease of $27,000 in marketing expenses, a decrease in prepaid insurance of $6,000 and a decrease in general prepaid expenses of $109,000, partially offset by an increase in prepaid income taxes of $348,000.

Accounts payable and accrued liabilities as of March 31, 2007 decreased by $682,000 or 25.5% to $1,997,000 from $2,679,000. The net change in 2007 was due to a decrease in accrued commission/bonus payable of $793,000, a decrease in accrued rebates of $11,000, a decrease in accrued professional fees of $49,000 and a decrease in payroll accrual of $95,000, partially offset by an increase in trade payables of $266,000.

Net cash used in investing activities was $73,000 and $110,000 for the three months ended March 31, 2007 and 2006, respectively. Our investing activity in 2007 consisted primarily of expenditures for property and equipment of $50,000 and the purchase of intangible assets of $23,000. This compared to expenditures for property and equipment of $86,000 and the purchases of intangible assets of $24,000 during the three months ended March 31, 2006.

For the quarter ended March 31, 2007, net cash provided by financing activities was $705,000 compared to cash provided by financing activities of $344,000 for the same period of 2006. Our financing activities in 2007 consisted of cash proceeds of $469,000 from the exercise of 511,000 stock options, income tax benefit from stock options exercised of $236,000. Our financing activities in 2006 consisted of cash proceeds of $344,000 from the exercise of 303,000 stock options.

In August 2004, our Board of Directors approved the buy-back of up to an additional $500,000 of our outstanding common stock. This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors. In all instances, we are retiring the shares. For the quarter ended March 31, 2007, we did not buy back any shares of common stock. As of March 31, 2007, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

As shown below, at March 31, 2007, our contractual cash obligations totaled approximately $1,624,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating leases	$1,624,000	$514,000	$993,000	$117,000	—
Total contractual cash obligations	$1,624,000	$514,000	$993,000	$117,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on our review of new accounting standards released during the quarter ended March 31, 2007, we did not identify any standards requiring adoption that would have a significant impact on our consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” On January 1, 2007, the Company adopted the provisions of FIN 48. The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48. The amount of unrecognized tax benefits did not change during the three months ended March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2002. The Company is not currently under examination in any of its jurisdictions in which it operates.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and Mexico and have a joint venture in India. Our results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

We do not expect any significant effect on our results of operations from inflationary or interest and currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2007, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated February 06, 2007 announcing that it will make a presentation at the Roth Capital Partners 2007 OC Growth Conference at the Ritz Carlton Laguna Niguel in California, on February 21, 2007

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated February 15, 2007 announcing preliminary results for the fourth quarter and full year of 2006.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 5, 2007 announcing that it will be reporting its financial results for the fourth quarter and year end of 2006 after the close of the market on Thursday March 8, 2007 and that it will have a conference call regarding its 2006 fourth quarter and year end at 4:30pm Eastern time on Thursday March 8, 2007

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 8, announcing registrants financial results for the fourth quarter and fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 10, 2007	BY:	/s/ SHELDON HOFFMAN
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 10, 2007	BY:	/s/ LLOYD HOFFMAN
Lloyd Hoffman
Chief Financial Officer and Senior Vice President