Form 10-Q
period 2007-06-30
ALPHA PRO TECH LTD
filed 2007-08-14
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007

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

 Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2007.

25,580,953 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - June 30, 2007 and December 31, 2006

b)	Consolidated Income Statements for the six months ended June 30, 2007 and June 30, 2006

c)	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2007

d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and six months ended June 30, 2007 with the same period in 2006.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006 (1)

Assets
Current assets:
Cash and cash equivalents	$1,600,000	$1,837,000
Accounts receivable, net of allowance for doubtful accounts of $63,000 at June 30, 2007 and $61,000 at December 31, 2006	5,483,000	6,157,000
Inventories, net	14,919,000	12,713,000
Prepaid expenses and other current assets	1,373,000	1,195,000
Deferred income taxes	403,000	395,000
Total current assets	23,778,000	22,297,000

Property and equipment, net	3,227,000	3,355,000
Goodwill, net	55,000	55,000
Intangible assets, net	176,000	151,000
Equity investments in and advances to unconsolidated affiliates	1,060,000	994,000
Total assets	$28,296,000	$26,852,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$796,000	$1,213,000
Accrued liabilities	1,093,000	1,466,000
Total current liabilities	1,889,000	2,679,000

Deferred income taxes	701,000	693,000
Total liabilities	2,590,000	3,372,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 25,580,955 and 24,509,580 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	255,000	245,000
Additional paid-in capital	26,947,000	25,774,000
Accumulated deficit	(1,496,000)	(2,539,000)
Total shareholders’ equity	25,706,000	23,480,000
Total liabilities and shareholders’ equity	$28,296,000	$26,852,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$9,149,000	$9,879,000	$18,193,000	$17,850,000

Cost of goods sold, excluding depreciation and amortization	4,880,000	5,256,000	9,759,000	9,586,000

Gross margin	4,269,000	4,623,000	8,434,000	8,264,000

Expenses:
Selling, general and administrative	3,385,000	2,719,000	6,608,000	5,214,000
Depreciation and amortization	119,000	112,000	234,000	223,000

Income from operations	765,000	1,792,000	1,592,000	2,827,000

Other income
Equity in income (loss) of unconsolidated affiliates	41,000	(10,000)	66,000	(20,000)
Interest, net	13,000	6,000	29,000	11,000

Income before provision for income taxes	819,000	1,788,000	1,687,000	2,818,000

Provision for income taxes	312,000	662,000	644,000	1,043,000

Net income	$507,000	$1,126,000	$1,043,000	$1,775,000

Basic net income per share	$0.02	$0.05	$0.04	$0.07

Diluted net income per share	$0.02	$0.05	$0.04	$0.07

Basic weighted average shares outstanding	25,251,724	24,092,384	25,044,019	24,081,010

Diluted weighted average shares outstanding	25,819,663	24,987,217	25,624,061	25,012,983

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000

Share- based compensation expense	—	—	62,000	—	62,000

Options exercised	1,021,375	10,000	875,000	—	885,000

Options forfeited	50,000	—	—	—	—

Income tax benefit from stock options exercised	—	—	236,000	—	236,000

Net income	—	—	—	1,043,000	1,043,000

Balance at June 30, 2007	25,580,955	$255,000	$26,947,000	$(1,496,000)	$25,706,000

The accompanying notes are an integral part of these consolidated financial statements

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,043,000	$1,775,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	62,000	—
Depreciation and amortization	234,000	223,000
Equity in (income) loss of unconsolidated affiliates	(66,000)	20,000
Changes in assets and liabilities:
Accounts receivable, net	674,000	(1,655,000)
Inventories, net	(2,206,000)	(711,000)
Prepaid expenses and other current assets	(178,000)	154,000
Accounts payable and accrued liabilities	(790,000)	(739,000)

Net cash used in operating activities:	(1,227,000)	(933,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(94,000)	(196,000)
Purchase of intangible assets	(37,000)	(34,000)

Net cash used in investing activities	(131,000)	(230,000)

Cash Flows From Financing Activities:
Income tax benefit from stock options exercised	236,000	—
Proceeds from the exercise of stock options	885,000	349,000
Net cash provided by financing activities	1,121,000	349,000

Decrease in cash during the period	(237,000)	(814,000)

Cash and cash equivalents, beginning of period	1,837,000	1,163,000
Cash and cash equivalents, end of period	$1,600,000	$349,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2006 was extracted from the audited consolidated financial statements contained in the 2006 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During 2006, 490,000 stock options were granted under the option plan.  During the first six months of 2007, there were no stock options granted under the option plan. The Company recognized $62,000 in share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2007 related to previously issued options.

Stock options to purchase 1,510,000 and 2,505,000 shares of common stock were outstanding at June 30, 2007 and 2006, respectively. Of these outstanding stock options, all of the options to purchase common stock at June 30, 2007 and 2006 were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Options	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,581,000	$1.21	2.77	$4,100,00
Exercised	(1,021,000)	0.87
Granted	—	—	—	—
Forfeited or expired	(50,000)	—	—	—
Options outstanding at June 30, 2007	1,510,000	$1.42	3.71	$1,981,000
Options exercisable at June 30, 2007	1,070,000	$1.19	3.53	$1,650,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the six months ended June 30, 2007 was $1,856,000.

As of June 30, 2007 $293,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.20 years. Cash received from options exercised for the six months ended June 30, 2007 was $885,000.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  On January 1, 2007, the Company adopted the provisions of FIN 48.  The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48.  The amount of unrecognized tax benefits did not change during the six months ended June 30, 2007.

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

5.                                      Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$10,149,000	$9,632,000
Work in process	384,000	182,000
Finished goods	4,698,000	3,217,000
	15,231,000	13,031,000
Less reserve for slow-moving, obsolete or unusable inventory	(312,000)	(318,000)
	$14,919,000	$12,713,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony Plastics Private Limited, was utilized to purchase an existing 33,000 square–foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  Harmony has also built a new 60,000 square—foot facility for the manufacturing of house wrap and other building products.

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During the third and fourth quarter of 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony did not make any further payments in the first or second quarter of 2007.  Effective April 2006, interest of 3.5% is to be paid annually in January on this advance and $19,000 was paid during the first quarter of 2007.

Harmony commenced operations in August of 2005.  For the six months ended June 30, 2007 and 2006, Alpha ProTech Engineered Products purchased $1,735,000 and $3,618,000, respectively from Harmony.  For the six months ended June 30, 2007, the Company recorded equity income in unconsolidated affiliates of $66,000.  For the six months ended June 30, 2006, the Company

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

recorded an equity loss in unconsolidated affiliates of $20,000.  As of June 30, 2007, the Company’s investment in Harmony is $1,060,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $110,000 less $500,000 in repayments of the advance.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Payroll accrual	$208,000	$199,000
Commission and bonus accrual	362,000	986,000
Accrued professional fees	145,000	153,000
Accrued rebates and other	378,000	128,000
	$1,093,000	$1,466,000

8. Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net income (Numerator)	$507,000	$1,126,000	$1,043,000	$1,775,000

Shares (Denominator):

Basic weighted average shares outstanding	25,251,724	24,092,384	25,044,019	24,081,000

Add: Dilutive effect of stock options	567,939	894,833	580,042	931,973

Diluted weighted average shares outstanding	25,819,663	24,987,217	25,624,061	25,012,983

Net income per share:

Basic	$0.02	$0.05	$0.04	$0.07

Diluted	$0.02	$0.05	$0.04	$0.07

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The accounting policies of the segments are the same as those described previously under “Summary of Significant Accounting Policies” in the 2006 10-K.  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Disposable Protective Apparel	$5,838,000	$5,518,000	$11,214,000	$9,588,000
Infection Control	1,553,000	1,833,000	3,564,000	3,516,000
Engineered Products	1,530,000	2,210,000	2,846,000	3,992,000
Extended Care	228,000	318,000	569,000	754,000

Consolidated total net sales	$9,149,000	$9,879,000	$18,193,000	$17,850,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Disposable Protective Apparel	$2,119,000	$2,083,000	$3,987,000	$3,453,000
Infection Control	665,000	895,000	1,511,000	1,688,000
Engineered Products	(111,000)	290,000	(434,000)	415,000
Extended Care	(15,000)	25,000	(3,000)	83,000

Total segment income	2,658,000	3,293,000	5,061,000	5,639,000
Unallocated corporate overhead expenses	(1,839,000)	(1,505,000)	(3,374,000)	(2,821,000)
Provision for income taxes	(312,000)	(662,000)	(644,000)	(1,043,000)

Consolidated net income	$507,000	$1,126,000	$1,043,000	$1,775,000

Alpha Pro Tech, Ltd.

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

Alpha Pro Tech, Ltd.

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

Stock Based Compensation:  We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. During 2006, 490,000 stock options were granted under the option plan.  No options were granted during the six months ended June 30, 2007.  We recognized $62,000 in share-based compensation expense in our consolidated financial statements for the six months ended June 30, 2007 related to previously issued options.

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

Alpha Pro Tech, Ltd.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	46.7	46.8	46.4	46.3

Selling, general and administrative	37.0	27.5	36.3	29.2

Income from operations	8.4	18.1	8.6	15.8

Income before provision for income taxes	9.0	18.1	9.3	15.8

Net income	5.5	11.4	5.7	9.9

Sales.  Consolidated sales for the quarter ended June 30, 2007 decreased to $9,149,000 from $9,879,000 for the quarter ended June 30, 2006, representing a decrease of $730,000 or 7.4%.  We attribute the decrease to decreased Engineered Products segment sales of $680,000, decreased Infection Control segment sales of $280,000 and decreased sales from our Extended Care segment of $90,000, partially offset by increased Disposable Protective Apparel segment sales of $320,000

Sales for the Disposable Protective Apparel segment for the quarter ended June 30, 2007 increased by $320,000 or 5.8% to $5,838,000 compared to $5,518,000 for the same period of 2006.  The increase is primarily related to increased sales to cleanroom distributors other than our largest distributor.  In September 2006, we announced the signing of a new distribution contract with our largest distributor in which they retained the exclusive right to sell our private label Critical Cover® products, but have also allowed us the right to sell Alpha Pro Tech branded products to other distributors.  This will enable us to gain additional market share as we develop relationships with other industrial and cleanroom distributors.

Alpha Pro Tech, Ltd.

We are encouraged by the acceptance of our product line by our expanded distribution channel and expect continued growth in the coming quarters.

Infection Control segment sales for the quarter ended June 30, 2007 decreased by $280,000 or 15.3% to $1,553,000 compared to $1,833,000 for the same period of 2006.  Mask sales in this segment were down by $312,000 and shield sales were up by $32,000.  Mask sales this quarter were down primarily due to lower sales of our N-95 NIOSH approved Respirator mask as recent concerns about Avian Flu have abated and were much stronger during the second quarter of 2006.  Unless worldwide concerns about Avian Flu increase, we expect N-95 Respirator mask sales to be weaker in 2007 than in 2006.

Engineered Products segment sales for the quarter ended June 30, 2007 decreased by $680,000 or 30.8% to $1,530,000 compared to $2,210,000 for the same period of 2006.  The decrease is the result of a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our distributor, which led them to source product from other suppliers and to ultimately discontinue purchasing from us.  The decrease is primarily due to a 50.5% decrease in sales of house wrap, partially offset by an 18.9% increase in sales of roof underlayment.  The breakdown of the Engineered Products sales is as follows for the quarter ended June 30, 2007: 52% roof underlayment and 48% house wrap.   Our marketing efforts are primarily focused on our REX Synfelt™ roof underlayment and we expect continued significant growth from this product line.  Our house wrap sales should start to improve as we sign up new distributors and as our vendor agreement with ABC Supply Co. and its division, Amcraft Building Products starts to gain traction.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $90,000 or 28.3% to $228,000 for the quarter ended June 30, 2007 from $318,000 for the quarter ended June 30, 2006.  The decrease in sales is primarily the result of lower medical bed pad sales.  This line of products is not expected to be a growth segment for us.

Consolidated sales for the six months ended June 30, 2007 increased to $18,193,000 from $17,850,000 for the six months ended June 30, 2006, representing an increase of $343,000 or 1.9%.  We attribute the increase to increased Disposable Protective Apparel segment sales of $1,626,000 and increased Infection Control segment sales of $48,000, partially offset by decreased Engineered Products segment sales of $1,146,000 and decreased sales from our Extended Care segment of $185,000.

Sales for the Disposable Protective Apparel segment for the six month ended June 30, 2007 increased by $1,626,000 or 17.0% to $11,214,000 compared to $9,588,000 for the same period of 2006.   The increase is primarily related to increased sales to cleanroom distributors and partly due to increased sales of our largest distributor.   We anticipate long-term growth from this segment.

Infection Control segment sales for the six months ended June 30, 2007 increased slightly by $48,000 or 1.4% to $3,564,000 compared to $3,516,000 for the same period of 2006.  Shield sales in this segment were up by $620,000 and mask sales were down by $572,000.  Shield sales were strong primarily due to a large non-recurring order in the first quarter of 2007 and mask sales were down primarily due to lower sales of our N-95 NIOSH approved Respirator mask as concerns about Avian Flu have abated.

Engineered Products segment sales for the six months ended June 30, 2007 decreased by $1,146,000 or 28.7% to $2,846,000 compared to $3,992,000 for the same period of 2006.  As noted above, the decrease is the result of a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our distributor, which led them to source product from other suppliers and to ultimately discontinue purchasing from us.  The decrease is primarily due to a 38.8% decrease in sales of house wrap, partially offset by a small increase of 1.4% in sales of roof underlayment.  The breakdown of the Engineered Products segment is as follows for the six months ended June 30, 2007: 61% house wrap and 39% roof underlayment.

We believe that our new distribution channel strategy will significantly broaden our market opportunities for synthetic roof underlayment and house wrap.  During 2007, we have increased our sales team, launched a marketing campaign to introduce our new synthetic roof underlayment under the name of

Alpha Pro Tech, Ltd.

REX Synfelt™ and launched our new house wrap under the name of REX Wrap™.  We also attended a number of trade shows and are very encouraged by the response to our product line.  In the short term, due to this change in distribution channel strategy, we anticipate that our sales will likely continue to be affected as compared to 2006 but, we do anticipate significant growth in 2008.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $185,000 or 24.5% to $569,000 for the six months ended June 30, 2007 from $754,000 for the six months ended June 30, 2006.  The decrease in sales is primarily the result of lower medical bed pad sales.

Gross Profit   Gross profit decreased by 7.7% to $4,269,000 for the quarter ended June 30, 2007 from $4,623,000 for the same period in 2006.  Gross profit margin was relatively flat at 46.7% for the quarter ended June 30, 2007 as compared to 46.8% for the same period in 2006.  Gross profit margin was also relatively flat at 46.4% for the six months ended June 30, 2007 from 46.3% for the same period in 2006.

Gross profit margin on the Engineered Products segment improved in the second quarter of 2007 and for the six months ended June 30, 2007 as compared to the same periods of 2006.  Although the gross profit margin in the Engineered Products segment is lower than the overall company margin, we expect it to continue to improve.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $666,000 or 24.5% to $3,385,000 for the quarter ended June 30, 2007 from $2,719,000 for the quarter ended June 30, 2006.  This increase is primarily due to increased expenses for Engineered Products and a severance agreement.

The biggest increase in selling, general and administrative expenses is primarily related to increased Engineered Products expenses of $359,000.  This can be broken down as follows: a $93,000 increase in employee compensation, a $41,000 increase in marketing expenses in relation to the launch our new line of synthetic roof underlayment and house wrap under the names REX SynFelt™ and REX Wrap™, a $47,000 increase in tradeshow expenses, an increase of $29,000 in advertising in relation to REX SynFelt™, a $27,000 increase in commission for independent sales reps,  a $19,000 increase in business taxes, a $11,000 increase in travel costs primarily related to our increased sales team, a $7,000 increase in research and development expenses, a $17,000 increase in insurance, a $17,000 increase in sample expense, an $8,000 increase in professional fees and a $43,000 increase in miscellaneous expenses.

The other increase in selling, general and administrative expenses is a $320,000 severance agreement for our previous Senior VP of Manufacturing in April 2007.  This position was filled by Danny Montgomery who has taken on this responsibility in addition to his roll as Senior VP of Engineered products.

Included in this filing are references to certain financial performance measures excluding the effect of the aforementioned severance agreement.   These are noted to be non-GAAP measures which are provided in order to represent how the Board of Directors and management analyze the operating results for the period when comparing it to prior periods.  These measures are not intended to be a substitute for the corresponding GAAP measures in determining our operating performance in accordance with generally accepted accounting principles.  The only reconciling item noted between these measures and those calculated under GAAP is the exclusion of the aforementioned severance transaction.

Excluding the severance agreement, expenses in the second quarter of 2007 were $3,065,000 an increase of $346,000 or 12.3% compared to the same quarter of 2006, and a decrease of $158,000 or 4.9% from the first quarter of 2007.

As a percentage of net sales, selling, general and administrative expenses increased to 37.0% for the quarter ended June 30, 2007 from 27.5% for the same period in 2006.  Excluding the severance agreement, selling, general and administrative expenses increased to 33.5% for the quarter ended June 30, 2007 from 27.5% for the same period in 2006.  We believe that we have built the infrastructure

Alpha Pro Tech, Ltd.

required to substantially grow our business and as our revenue grows in the coming year our expenses are expected to decrease as a percentage of sales.

Selling, general and administrative expenses increased by $1,394,000 or 26.7% to $6,602,000 for the six months ended June 30, 2007 from $5,214,000 for the six months ended June 30, 2006.  The increase in selling, general and administrative expenses primarily consists of increased Engineered Products expenses of $746,000, a severance agreement of $320,000, increased payroll costs of $147,000, increased travel costs of $110,000 and increased professional fees of $52,000.  As a percentage of net sales, selling, general and administrative expenses increased to 36.3% for the six months ended June 30, 2007 from 29.2% for the same period in 2006.

Excluding the severance agreement, expenses for the six months ended June 30, 2007 were $6,288,000 an increase of $1,074,000 or 20.6% compared to the same period of 2006.  Excluding the severance agreement, selling, general and administrative expenses increased to 34.6%, as a percentage of net sales, for the six months ended June 30, 2007 from 29.2% for the same period in 2006

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $92,000 were accrued for the quarter ended June 30, 2007 as compared to $199,000 in the same period of 2006. Total bonuses of $188,000 were accrued for the six months ended June 30, 2007 as compared to $313,000 in the same period of 2006.

Income from Operations.  Income from operations decreased by $1,027,000 or 57.3%, to $765,000 for the quarter ended June 30, 2007 as compared to income from operations of $1,792,000 for the quarter ended June 30, 2006.  The decrease in income from operations is due to a decrease in gross profit of $354,000 and an increase in selling, general and administrative expenses of $666,000.

Income from operations decreased by $1,235,000 or 43.7%, to $1,598,000 for the six months ended June 30, 2007 as compared to income from operations of $2,827,000 for the six months ended June 30, 2006.  The decrease in income from operations is due to an increase in selling, general and administrative expenses of $1,394,000, partially offset by a decrease in gross profit of $170,000.

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

Harmony commenced operations in August of 2005.  For the quarter ended June 30, 2007, we recorded equity in income of unconsolidated affiliates of $41,000 as compared to equity in loss of unconsolidated affiliates of $10,000 for the same period of 2006.  For the six months ended June 30, 2007, we recorded equity in income of unconsolidated affiliates of $66,000 as compared to equity in loss of unconsolidated affiliates of $20,000 for the same period of 2006.

Alpha Pro Tech, Ltd.

Income before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended June 30, 2007 was $819,000 compared to $1,788,000 for the quarter ended June 30, 2006, representing a decrease of $969,000 or 54.2%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $1,027,000, partially offset by a net change of $51,000 from our unconsolidated affiliate (Harmony).

Income before provision for income taxes for the six months ended June 30, 2007 was $1,687,000 compared to $2,818,000 for the six months ended June 30, 2006, representing a decrease of $1,131,000 or 40.2%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $1,235,000, partially offset by a net change of $86,000 from our unconsolidated affiliate (Harmony).

Based on the segment analysis, a primary reason for the decline in income before provision for income tax was due to a net decrease of $849,000 in income before provision for income taxes for the Engineered Products segment.  This segment experienced a loss of $434,000 for the six months ended June 30, 2007 as compared to income of $415,000 for the same quarter of 2006.

Provision for Income Taxes The provision for income taxes for the quarter ended June 30, 2007 was $312,000 compared to $662,000 for the quarter ended June 30, 2006.   The decrease in income taxes is due to lower income before provision for income taxes in 2007.  The effective tax rate was 38.1% for the quarter ended June 30, 2007 and was 37.0% for the same quarter of 2006.

The provision for income taxes for the six months ended June 30, 2007 was $644,000 compared to $1,043,000 for the six months ended June 30, 2006.   The decrease in income taxes is due to lower income before provision for income taxes in 2007.  The effective tax rate was 38.2% for the six months ended June 30, 2007 and was 37.0% for the same period of 2006.

Net Income.  Net income for the quarter ended June 30, 2007 was $507,000 compared to net income of $1,126,000 for the quarter ended June 30, 2006, a decrease of $619,000 or 55.0%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $969,000, partially offset by a decrease in income taxes of $350,000.  Net income as a percentage of sales for the quarters ended June 30, 2007 and 2006 was 5.5% and 11.4% respectively.  Basic and diluted income per share for the quarters ended June 30, 2007 and 2006 was $0.02 and $0.05, respectively.

Excluding the severance agreement, net income for the quarter ended June 30, 2007 would be $685,000 compared to net income of $1,126,000 for the quarter ended June 30, 2006, a decrease of $441,000 or 39.2%.  Basic and diluted income per share for the quarters ended June 30, 2007 and 2006 would be $0.03 and $0.05, respectively.

Net income for the six months ended June 30, 2007 was $1,043,000 compared to net income of $1,775,000 for the six months ended June 30, 2006, a decrease of $732,000 or 41.2%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,131,000, partially offset by a decrease in income taxes of $399,000.  Net income as a percentage of sales for the quarter ended June 30, 2007 and 2006 was 5.7% and 9.9% respectively.  Basic and diluted income per share for the quarter ended June 30, 2007 and 2006 was $0.04 and $0.07, respectively.

Excluding the severance agreement, net income for the six months ended June 30, 2007 would be $1,221,000 compared to net income of $1,775,000 for the six months ended June 30, 2006, a decrease of $554,000 or 31.2%.  Basic and diluted income per share for the quarter ended June 30, 2007 and 2006 would be $0.05 and $0.07, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash and cash equivalents of $1,600,000 and working capital of $21,915,000, an increase in working capital of 11.7% or $2,297,000 since December 31, 2006.  As of June 30, 2007, our current ratio was 12.64:1 as compared to 8.32:1 as of December 31, 2006.  Cash decreased by $237,000 to $1,600,000 as of June 30, 2007 as compared to $1,837,000 as of December 31, 2006.  The decrease in cash is due to cash used in operating activities of $1,227,000, the purchase of property and equipment of $94,000 and the purchases of intangible assets of $37,000, partially offset by cash proceeds of $885,000 from the exercise of stock options and income tax benefit from stock options exercised of $236,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2007, the prime interest rate was 8.25%.  The line of credit was renewed in May 2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at June 30, 2007.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2007, we had not borrowed on this line of credit.  As of June 30, 2007, we did not have any debt.

Net cash used in operating activities was $1,227,000 for the six months ended June 30, 2007 compared to $933,000 net cash used in operating activities for the six months ended June 30, 2006.  The net cash used in operating activities of $1,227,000 for the six months ended June 30, 2007 is due to net income of $1,043,000, adjusted by the following: an increase in inventory of $2,206,000, a decrease in accounts receivable of $674,000, an increase in prepaid expenses of $178,000, a decrease in accounts payable and accrued liabilities of $790,000, equity in income of unconsolidated affiliates of $66,000, $62,000 in amortization of share-based compensation, and depreciation and amortization of $234,000.

Accounts receivable decreased by $674,000 or 11.0% to $5,483,000 as of June 30, 2007 from $6,157,000 as of December 31, 2006.  This decrease is primarily due to decreased sales in second quarter of 2007 as compared to the fourth quarter of 2006.  The number of days of sales outstanding was 55 days as of June 30, 2007 and 54 days as of December 31, 2006.

Inventory increased by $2,206,000 or 17.4% to $14,919,000 as of June 30, 2007 from $12,713,000 as of December 31, 2006.  The increase in inventory as of June 30, 2007 compared to March 31, 2007 was $139,000 or 0.9%.  In order to support increased sales within the Disposable Protective Apparel segment, inventory in that segment increased by $1.6 million for the quarter.  As of June 30, 2007, the Engineered Products segment inventory was $7,552,000, up marginally by $82,000 as compared to March 31, 2007 and up $705,000 since December 31, 2006.

Prepaid expenses and other current assets increased by $178,000 to $1,373,000 as of June 30, 2007 from $1,195,000 as of December 31, 2006.  The increase of $178,000 is due to, an increase in prepaid inventory from China of $194,000, an increase in prepaid tax payments of $87,000, partially offset by a decrease in prepaid expenses for Engineered Products of $44,000, a decrease in general prepaid expenses of $44,000 and a decrease of $15,000 in marketing expenses.

Accounts payable and accrued liabilities as of June 30, 2007 decreased by $790,000 or 29.5% to $1,889,000 from $2,679,000, as of December 31, 2006.  The net change in 2007 was due primarily to a decrease in accrued commission/bonus payable of $624,000 and a decrease in trade payables of $417,000, partially offset by an increase in accrued rebates of $250,000.

Net cash used in investing activities was $131,000 and $230,000 for the six months ended June 30, 2007 and 2006, respectively.  Our investing activity in 2007 consisted primarily of expenditures for property and equipment of $94,000 and the purchase of intangible assets of $37,000.  This compared to expenditures for property and equipment of $196,000 and the purchases of intangible assets of $34,000 during the six months ended June 30, 2006.

Alpha Pro Tech, Ltd.

For the six months ended June 30, 2007, net cash provided by financing activities was $1,121,000 compared to cash provided by financing activities of $349,000 for the same period of 2006.  Our financing activities in 2007 consisted of cash proceeds of $885,000 from the exercise of 1,021,000 stock options and an income tax benefit from stock options exercised of $236,000.  Our financing activities in 2006 consisted of cash proceeds of $349,000 from the exercise of 308,000 stock options.

In August 2004, our Board of Directors approved the buy-back of up to an additional $500,000 of our outstanding common stock.  This share repurchase program is the sixth $500,000 buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the six months ended June 30, 2007, we did not buy back any shares of common stock.  As of June 30, 2007, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.

As shown below, at June 30, 2007, our contractual cash obligations totaled approximately $1,460,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,460,000	$345,000	$996,000	$119,000	—

Total contractual cash obligations	$1,460,000	$345,000	$996,000	$119,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on our review of new accounting standards released during the quarter ended June 30, 2007, we did not identify any standards requiring adoption that would have a significant impact on our consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  On January 1, 2007, the Company adopted the provisions of FIN 48.  The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48.  The amount of unrecognized tax benefits did not change during the six months ended June 30, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2002.  The Company is not currently under examination in any of its jurisdictions in which it operates.

Alpha Pro Tech, Ltd.

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2007, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Alpha Pro Tech, Ltd.

PART II – OTHER INFORMATION

Item 5            Submission of Matters to a Vote of Security Holders

(a)  Registrant held its Annual Meeting of Shareholders June 4, 2007.

(b)                                 The following persons were elected Directors pursuant to the votes indicated:

Name	For	Withheld

Sheldon Hoffman	20,743,485	1,016,362

Alexander Millar	20,692,485	1,067,362

Danny Montgomery	21,045,145	714,702

Robert Isaly	21,081,610	678,237

John Ritota	21,086,325	673,522

Russell Manock	21,221,765	538,082

David Anderson	21,173,225	586,622

(c)                                  The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent registered public accountants as follows:

For	Against	Abstain
21,718,072	34,659	7,116

Alpha Pro Tech, Ltd.

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

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated April 16, 2007 announcing the termination of Donald Bennett Jr. from his position of Sr. VP Manufacturing and his resignation from the Board of Directors effective April 16, 2007

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated May 9, 2007 announcing its financial results for the first quarter ended March 31, 2007.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated May 24, 2007 announcing the “Cool Products Award” form PCBC.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated May 29, announcing the signing of a new distribution agreement with ABC Supply Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 14, 2007	BY:	/s/Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 14, 2007	BY:	/s/Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer