Form 10-Q
period 2007-09-30
ALPHA PRO TECH LTD
filed 2007-11-08
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

Commission File No. 01-15725

Alpha Pro Tech, Ltd

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

Yes   ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2).

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2007.

26,155,953 shares of common stock,    $.01 par value

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s 2006 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and nine months ended September 30, 2007 with the same period in 2006.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006 (1)

Assets
Current assets:
Cash and cash equivalents	4,187,000	$1,837,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 at September 30, 2007 and $61,000 at December 31, 2006	5,279,000	6,157,000
Inventories, net	13,870,000	12,713,000
Prepaid expenses and other current assets	1,063,000	1,195,000
Deferred income taxes	508,000	395,000
Total current assets	24,907,000	22,297,000

Property and equipment, net	3,365,000	3,355,000
Goodwill, net	55,000	55,000
Intangible assets, net	170,000	151,000
Equity investments in and advances to unconsolidated affiliates	1,188,000	994,000
Total assets	29,685,000	$26,852,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	493,000	$1,213,000
Accrued liabilities	1,383,000	1,466,000
Total current liabilities	1,876,000	2,679,000

Deferred income taxes	758,000	693,000
Total liabilities	2,634,000	3,372,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 26,015,955 and 24,509,580 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	260,000	245,000
Additional paid-in capital	27,370,000	25,774,000
Accumulated deficit	(579,000)	(2,539,000)
Total shareholders’ equity	27,051,000	23,480,000
Total liabilities and shareholders’ equity	29,685,000	$26,852,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$9,308,000	$8,952,000	$27,501,000	$26,802,000

Cost of goods sold, excluding depreciation and amortization	4,913,000	4,847,000	14,671,000	14,433,000

Gross margin	4,395,000	4,105,000	12,830,000	12,369,000

Expenses:
Selling, general and administrative	2,949,000	2,635,000	9,557,000	7,849,000
Depreciation and amortization	114,000	117,000	349,000	340,000

Income from operations	1,332,000	1,353,000	2,924,000	4,180,000

Other income
Equity in income of unconsolidated affiliates	128,000	36,000	194,000	16,000
Interest, net	28,000	11,000	58,000	22,000

Income before provision for income taxes	1,488,000	1,400,000	3,176,000	4,218,000

Provision for income taxes	572,000	518,000	1,216,000	1,561,000

Net income	$916,000	$882,000	$1,960,000	$2,657,000

Basic net income per share	$0.04	$0.04	$0.08	$0.11

Diluted net income per share	$0.04	$0.04	$0.08	$0.11

Basic weighted average shares outstanding	25,626,172	24,117,694	25,240,202	24,093,373

Diluted weighted average shares outstanding	25,636,151	25,150,523	25,630,223	25,058,964

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000

Share-based compensation expense	—	—	104,000	—	104,000

Options exercised	1,506,375	15,000	1,303,000	—	1,318,000

Income tax benefit from stock options exercised	—	—	189,000	—	189,000

Net income	—	—	—	1,960,000	1,960,000

Balance at September 30, 2007	26,015,955	$260,000	$27,370,000	$(579,000)	$27,051,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$1,960,000	$2,657,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	104,000	12,000
Depreciation and amortization	349,000	340,000
Deferred income taxes	(48,000)	97,000
Equity in income of unconsolidated affiliates	(194,000)	(16,000)
Changes in assets and liabilities:
Accounts receivable, net	878,000	(1,712,000)
Inventories, net	(1,157,000)	(968,000)
Prepaid expenses and other current assets	132,000	(311,000)
Accounts payable and accrued liabilities	(803,000)	(801,000)

Net cash provided by (used in) operating activities:	1,221,000	(702,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(341,000)	(299,000)
Purchase of intangible assets	(37,000)	(54,000)
Proceeds from Joint Venture	—	300,000

Net cash used in investing activities	(378,000)	(53,000)

Cash Flows From Financing Activities:
Income tax benefit from stock options exercised	189,000
Proceeds from the exercise of stock options	1,318,000	397,000
Net cash provided by financing activities	1,507,000	397,000

Increase/(decrease) in cash during the period	2,350,000	(358,000)

Cash and cash equivalents, beginning of period	1,837,000	1,163,000
Cash and cash equivalents, end of period	$4,187,000	$805,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.             The Company

Alpha Pro Tech, Ltd. (Alpha Pro Tech, the Company) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of infection control products for the medical and dental markets and a line of construction weatherization products.  The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields.  The line of construction supply weatherization products consists of house wrap, synthetic roof underlayment and mold resistant framing sealant.  The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2006 was extracted from the audited consolidated financial statements contained in the 2006 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During 2006, 490,000 stock options were granted under the option plan.  During the first nine months of 2007, there were 435,000 stock options granted under the option plan. The Company recognized $104,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2007 related to options in the current and prior periods.

Stock options to purchase 1,460,000 and 2,945,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively. Of these outstanding stock options, all of the options to purchase common stock at September 30, 2007 and 2006 were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.

The Company used the Black-Scholes option pricing model to value the options.  The table below presents the weighted average expected life in years.  In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.  The Company used SAB 107’s simplified method for estimating the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the Company’s shares over the  expected life of the option.

The following table summarizes stock option activity during the nine months ended September 30, 2007:

			Weighted –
			Average
		Weighted –	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Options	Price	years)	Value
Options outstanding at December 31, 2006	2,581,000	$1.21	2.77	$4,100,00
Exercised	(1,506,000)	0.87
Granted	435,000	1.50
Forfeited or expired	(50,000)	1.98
Options outstanding at September 30, 2007	1,460,000	$1.62	4.78	$542,000
Options exercisable at September 30, 2007	732,000	$.72	3.62	$326,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $2,245,000.

As of September 30, 2007, $491,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.85 years. Cash received from options exercised for the nine months ended September 30, 2007 was $1,318,000.

4.                                      New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  On January 1, 2007, the Company adopted the provisions of FIN 48.  The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48.  The amount of unrecognized tax benefits did not change during the nine months ended September 30, 2007.

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

5.       Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	10,267,000	$9,632,000
Work in process	201,000	182,000
Finished goods	3,714,000	3,217,000
	14,182,000	13,031,000
Less reserve for slow-moving, obsolete or unusable inventory	(312,000)	(318,000)
	13,870,000	$12,713,000

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

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets.  The Company records its equity interest in Harmony’s results of operations as “Equity in income of unconsolidated affiliates” on the accompanying Consolidated Income Statements.

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During the third and fourth quarter of 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony did not make any further payments in the first three quarters of 2007.  Effective April 2006, interest of 3.5% is to be paid annually in January on this advance and $19,000 was paid during the first quarter of 2007.

Harmony commenced operations in August of 2005.  For the nine months ended September 30, 2007 and 2006, Alpha ProTech Engineered Products purchased $2,331,000 and $4,583,000, respectively from Harmony.  For the nine months ended September 30, 2007 and 2006, the Company recorded equity income in unconsolidated affiliates of $194,000 and $16,000, respectively.  As of September 30, 2007, the Company’s investment in Harmony is $1,188,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $238,000 less $500,000 in repayments of the advance.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006

Payroll accrual	$108,000	$199,000
Commission and bonus accrual	627,000	986,000
Income tax accrual	136,000	—
Accrued professional fees	172,000	153,000
Accrued rebates and other	340,000	128,000
	$1,383,000	$1,466,000

8. Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (Numerator)	$916,000	$882,000	$1,960,000	$2,657,000
Shares (Denominator):
Basic weighted average shares outstanding	25,626,172	24,117,694	25,240,202	24,093,373
Add: Dilutive effect of stock options	9,979	1,032,828	390,021	965,951
Diluted weighted average shares outstanding	25,636,151	25,150,523	25,630,223	25,058,964
Net income per share:
Basic	$0.04	$0.04	$0.08	$0.11
Diluted	$0.04	$0.04	$0.08	$0.11

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

The following table shows net sales for each segment for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Disposable Protective Apparel	$6,163,000	$5,210,000	$17,377,000	$14,799,000
Infection Control	1,514,000	1,475,000	5,078,000	4,990,000
Engineered Products	1,407,000	1,972,000	4,253,000	5,964,000
Extended Care	224,000	295,000	793,000	1,049,000

Consolidated total net sales	$9,308,000	$8,952,000	$27,501,000	$26,802,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2007	2006	2007	2006
Disposable Protective Apparel	$2,252,000	$1,969,000	$6,239,000	$5,403,000
Infection Control	674,000	596,000	2,185,000	2,284,000
Engineered Products	(57,000)	286,000	(490,000)	701,000
Extended Care	(15,000)	3,000	(17,000)	86,000

Total segment income	2,854,000	2,854,000	7,917,000	8,474,000
Unallocated corporate overhead expenses	(1,366,000)	(1,454,000)	(4,741,000)	(4,256,000)
Provision for income taxes	(572,000)	(518,000)	(1,216,000)	(1,561,000)

Consolidated net income	$916,000	$882,000	$1,960,000	$2,657,000

10.       Subsequent Events

On September 27, 2007, the Company purchased 554,100 shares of its own common stock at a cost of $875,000.  This transaction was settled on October 2, 2007 and will be recorded in the fourth quarter of 2007.   These shares will be retired.

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

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and, if necessary, write down the difference between the cost of inventory and the estimated market value less cost to sell based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock Based Compensation:  We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. During 2006, 490,000 stock options were granted under the option plan.  For the nine months ended September 30, 2007, 435,000 options were granted.  We recognized $104,000 in share-based compensation expense in our consolidated financial statements for the nine months ended September 30, 2007 related to options issued in the current and prior periods.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	47.2%	45.9%	46.7%	46.1%
Selling, general and administrative	31.7%	29.4%	34.8%	29.3%
Income from operations	14.3%	15.1%	10.6%	15.6%
Income before provision for income taxes	16.0%	15.6%	11.5%	15.7%
Net income	9.8%	9.9%	7.1%	9.9%

Sales.  Consolidated sales for the quarter ended September 30, 2007 increased to $9,308,000 from $8,952,000 for the quarter ended September 30, 2006, representing an increase of $356,000 or 4.0%.  We attribute the increase to increased Disposable Protective Apparel segment sales of $953,000 and increased Infection Control segment sales of $39,000, partially offset by decreased Engineered Products segment sales of $565,000 and decreased sales from our Extended Care segment of $71,000.

Sales for the Disposable Protective Apparel segment for the quarter ended September 30, 2007 increased by $953,000 or 18.3% to $6,163,000 compared to $5,210,000 for the same period of 2006.  The increase is primarily related to increased sales to cleanroom and industrial distributors and to a lesser extent to increased sales to our largest distributor.  In September 2006, we announced the signing of a new distribution contract with our largest distributor in which they retained the exclusive right to sell our private label Critical Cover® products, but have also allowed us the right to sell Alpha Pro Tech branded products to other distributors.  This will enable us to gain additional market share as we develop relationships with other industrial and cleanroom distributors.  We continue to be encouraged by the acceptance of our product line by our expanded distribution channel.

Infection Control segment sales for the quarter ended September 30, 2007 increased slightly by $39,000 or 2.6% to $1,514,000 compared to $1,475,000 for the same period of 2006.  Both mask and shield sales were up slightly in the third quarter of 2007.

Engineered Products segment sales for the quarter ended September 30, 2007 decreased by $565,000 or 28.7% to $1,407,000 compared to $1,972,000 for the same period of 2006.  The decrease for the quarter is primarily due to a 40.8% decrease in sales of house wrap, partially offset by a 3.3% increase in sales of roof underlayment.  The breakdown of the Engineered Products sales is as follows for the quarter ended September 30, 2007: 55% roof underlayment and 45% house wrap.   This breakdown compares to 68% house wrap and 32% roof underlayment for the third quarter of last year.

The Engineered Products segment decrease for the third quarter of 2007 is the result of two factors.  Firstly, a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our former distributor, which led the distributor to source product from other suppliers and to ultimately discontinue purchasing from us.  Secondly, the downturn in the housing market has hurt our sales, in particular our house wrap line, as fewer houses are being built and distributors are keeping inventories low.

Our Engineered Products marketing efforts are primarily focused on our REX Synfelt™ roof underlayment and we expect continued significant growth from this product line.  Our house wrap sales should start to improve in 2008 as we sign up new distributors and as our vendor agreement with ABC Supply Co. and its division, Amcraft Building Products, which has started off very slowly due to a weak housing market is expected to start to gain traction in early 2008 as depleted inventories will need to be replenished.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $71,000 or 24.1% to $224,000 for the quarter ended September 30, 2007 from $295,000 for the quarter ended September 30, 2006.  The decrease in sales is primarily the result of lower medical bed pad sales and pet bed sales.  This line of products is not expected to be a growth segment for us.

Consolidated sales for the nine months ended September 30, 2007 increased to $27,501,000 from $26,802,000 for the nine months ended September 30, 2006, representing an increase of $699,000 or 2.6%.  We attribute the increase to increased Disposable Protective Apparel segment sales of $2,578,000 and increased Infection Control segment sales of $88,000, partially offset by decreased Engineered Products segment sales of $1,711,000 and decreased sales from our Extended Care segment of $256,000.

Sales for the Disposable Protective Apparel segment for the nine month ended September 30, 2007 increased by $2,578,000 or 17.4% to $17,377,000 compared to $14,799,000 for the same period of 2006.   The increase is primarily related to increased sales to cleanroom and industrial distributors and partly due to increased sales to our largest distributor.  Since sales for the Disposable Protective Apparel segment in the fourth quarter of 2006 was a record at $6,385,000, we do not expect the fourth quarter of this year to be as strong but, we do anticipate long-term growth from this segment.

Infection Control segment sales for the nine months ended September 30, 2007 increased slightly by $88,000 or 1.8% to $5,078,000 compared to $4,990,000 for the same period of 2006.  Shield sales in this segment were up by $618,000 and mask sales were down by $530,000.  Shield sales were strong primarily due to a large non-recurring order in the first quarter of 2007 and mask sales were down primarily due to lower sales of our N-95 NIOSH approved Respirator mask as concerns about Avian Flu have abated.  Unless worldwide concerns about Avian Flu increase, we expect N-95 Respirator mask sales to be weaker in 2007 than in 2006.

Engineered Products segment sales for the nine months ended September 30, 2007 decreased by $1,711,000 or 28.7% to $4,253,000 compared to $5,964,000 for the same period of 2006.  As noted above, the decrease is the result of a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our former distributor, which led the distributor to source product from other suppliers and to ultimately discontinue purchasing from us, as well as the downturn in the housing market.  The decrease is primarily due to a 40.1% decrease in sales of house wrap, partially offset by a 6.5% in sales of roof underlayment.  The breakdown of the Engineered Products segment is as follows for the nine months ended September 30, 2007: 61% house wrap and 39% roof underlayment.

We expect that our new distribution channel strategy will broaden our market opportunities for synthetic roof underlayment and house wrap.  During 2007, we have increased our sales team, launched a marketing campaign to introduce our new synthetic roof underlayment under the name of REX Synfelt™ and launched our new house wrap under the name of REX Wrap™ and Deuce Wrap™.  In the short term, due to this change in distribution channel strategy and the housing downturn, we anticipate that our sales will likely continue to be affected as compared to 2006 but, we do anticipate significant growth in 2008.

Sales from our Extended Care segment, which includes a line of medical bed pads as well as pet beds, decreased by $256,000 or 24.4% to $793,000 for the nine months ended September 30, 2007 from $1,049,000 for the nine months ended September 30, 2006.  The decrease in sales is primarily the result of lower medical bed pad sales of $146,000 and lower pet bed sales of $110,000.

Gross Profit   Gross profit increased by 7.1% to $4,395,000 for the quarter ended September 30, 2007 from $4,105,000 for the same period in 2006.  Gross profit margin improved to 47.2% for the quarter ended September 30, 2007 as compared to 45.9% for the same period in 2006.  Gross profit margin improved to 46.7% for the nine months ended September 30, 2007 from 46.1% for the same period in 2006.

Gross profit margin on the Engineered Products segment has improved for the nine months ended September 30, 2007 as compared to the same period of 2006.  Although the gross profit margin in the Engineered Products segment is lower than the overall company margin, we expect it to continue to improve.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $314,000 or 11.9% to $2,949,000 for the quarter ended September 30, 2007 from $2,635,000 for the quarter ended September 30, 2006.  Although expenses are up compared to the third quarter last year, expenses in this quarter are the lowest this year.  The increase is primarily due to increased expenses for travel to Asia of $60,000 and increased expenses for the Engineered Products segment of $244,000, broken down as follows: a $111,000 increase in employee compensation, a $93,000 increase in marketing expenses, a $34,000 increase in commission for independent sales reps and a $6,000 increase in general expenses.

As a percentage of net sales, selling, general and administrative expenses increased to 31.7% for the quarter ended September 30, 2007 from 29.4% for the same period in 2006.  We believe that we have built the infrastructure required to substantially grow our business and as our revenue grows in the coming year our expenses are expected to decrease as a percentage of sales.

Selling, general and administrative expenses increased by $1,708,000 or 21.8% to $9,557,000 for the nine months ended September 30, 2007 from $7,849,000 for the nine months ended September 30, 2006.  The increase in selling, general and administrative expenses primarily consists of increased Engineered Products expenses of $967,000, a severance agreement of $320,000, increased payroll costs of $257,000, increased travel costs to Asia of $112,000 and increased professional fees of $59,000. As a percentage of net sales, selling, general and administrative expenses increased to 34.8% for the nine months ended September 30, 2007 from 29.3% for the same period in 2006.

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

Excluding the severance agreement mentioned above, expenses for the nine months ended September 30, 2007 were $9,237,000 an increase of $1,388,000 or 17.7% compared to the same period of 2006.  Excluding the severance agreement, selling, general and administrative expenses increased to 33.8%, as a percentage of net sales, for the nine months ended September 30, 2007 from 29.3% for the same period in 2006.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $165,000 were accrued for the quarter ended September 30, 2007 as compared to $156,000 in the same period of 2006. Total bonuses of $353,000 were accrued for the nine months ended September 30, 2007 as compared to $469,000 in the same period of 2006.

Income from Operations.  Income from operations decreased slightly by $21,000 or 1.6%, to $1,332,000 for the quarter ended September 30, 2007 as compared to income from operations of $1,353,000 for the quarter ended September 30, 2006.  The decrease in income from operations is due primarily to an increase in selling, general and administrative expenses of $314,000, partially offset by a increase in gross profit of $290,000.

Income from operations decreased by $1,256,000 or 30.0%, to $2,924,000 for the nine months ended September 30, 2007 as compared to income from operations of $4,180,000 for the nine months ended September 30, 2006.  The decrease in income from operations is primarily due to an increase in selling, general and administrative expenses of $1,708,000, partially offset by an increase in gross profit of $461,000.

Equity in income of unconsolidated affiliates.  Harmony commenced operations in August of 2005.  For the quarter ended September 30, 2007, we recorded equity in income of unconsolidated affiliates of $128,000 as compared to equity in income of unconsolidated affiliates of $36,000 for the same period of 2006.  This income is primarily due to a gain on a foreign currency exchange contract.  For the nine months ended September 30, 2007, we recorded equity in income of unconsolidated affiliates of $194,000 as compared to equity in income of unconsolidated affiliates of $16,000 for the same period of 2006.

Income before Provision for Income Taxes.  Income before provision for income taxes for the quarter ended September 30, 2007 was $1,488,000 compared to $1,400,000 for the quarter ended September 30, 2006, representing a decrease of $88,000 or 6.3%.  The increase in income before provision for income taxes is due primarily to a net change of $92,000 from our unconsolidated affiliate (Harmony) and an increase in net interest income of $17,000, partially offset by a decrease in income from operations of $21,000.

Income before provision for income taxes for the nine months ended September 30, 2007 was $3,176,000 compared to $4,218,000 for the nine months ended September 30, 2006, representing a decrease of $1,042,000 or 24.7%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $1,256,000, partially offset by a net change of $178,000 from our unconsolidated affiliate (Harmony) and an increase in net interest income of $36,000.

Based on the analysis of segment income excluding corporate overhead allocations, a primary reason for the decline in income before provision for income tax was due to a net decrease of $1,191,000 in the Engineered Products segment.  This segment experienced a loss of $490,000 for the nine months ended September 30, 2007 as compared to income of $701,000 for the same period of 2006.

Provision for Income Taxes The provision for income taxes for the quarter ended September 30, 2007 was $572,000 compared to $518,000 for the quarter ended September 30, 2006.  The effective tax rate was 38.4% for the quarter ended September 30, 2007 and was 37.0% for the same quarter of 2006.

The provision for income taxes for the nine months ended September 30, 2007 was $1,216,000 compared to $1,561,000 for the nine months ended September 30, 2006.  The effective tax rate was 38.3% for the nine months ended September 30, 2007 and was 37.0% for the same period of 2006.

Net Income.  Net income for the quarter ended September 30, 2007 was $916,000 compared to net income of $882,000 for the quarter ended September 30, 2006, an increase of $34,000 or 3.9%.  The net income increase was primarily due to a decrease in income before provision for income taxes of $88,000, partially offset by a decrease in income taxes of $54,000.  Net income as a percentage of sales for the quarters ended September 30, 2007 and 2006 was 9.8% and 9.9% respectively.  Basic and diluted income per share for the quarters ended September 30, 2007 and 2006 was $0.04.

Net income for the nine months ended September 30, 2007 was $1,960,000 compared to net income of $2,657,000 for the nine months ended September 30, 2006, a decrease of $697,000 or 26.2%.  The  decrease was primarily due to a decrease in income before provision for income taxes of $1,042,000, partially offset by a decrease in income taxes of $345,000.  Net income as a percentage of sales for the nine months ended September 30, 2007 and 2006 was 7.1% and 9.9% respectively.  Basic and diluted income per share for the nine months ended September 30, 2007 and 2006 was $0.08 and $0.11, respectively.

Excluding the severance agreement, net income for the nine months ended September 30, 2007 would be $2,280,000 compared to net income of $2,657,000 for the nine months ended September 30, 2006, a decrease of $519,000 or 19.5%.  Basic and diluted income per share for the nine months ended September 30, 2007 and 2006 would be $0.08 and $0.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash and cash equivalents of $4,187,000 and working capital of $23,031,000, an increase in working capital of 17.4% or $3,413,000 since December 31, 2006.  As of September 30, 2007, our current ratio was 13.3:1 as compared to 8.32:1 as of December 31, 2006.  Cash increased by $2,350,000 or 127.9% to $4,187,000 as of September 30, 2007 as compared to $1,837,000 as of December 31, 2006.  The increase in cash is due to cash provided by operating activities of $1,221,000, by cash proceeds of $1,318,000 from the exercise of stock options and income tax benefit from stock options exercised of $189,000, partially offset by the purchase of property and equipment of $341,000 and the purchases of intangible assets of $37,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2007, the prime interest rate was 7.75%.  The line of credit was renewed in May 2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at September 30, 2007.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2007, we had not borrowed on this line of credit.  As of September 30, 2007, we did not have any debt.

Net cash provided in operating activities was $1,221,000 for the nine months ended September 30, 2007 compared to $702,000 net cash used in operating activities for the nine months ended September 30, 2006.  The net cash provided in operating activities of $1,221,000 for the nine months ended September 30, 2007 is due to net income of $1,960,000, adjusted by the following: an increase in inventory of $1,157,000, a decrease in accounts receivable of $878,000, a decrease in prepaid expenses of $132,000, a decrease in accounts payable and accrued liabilities of $803,000, equity in income of unconsolidated affiliates of $194,000, $104,000 in amortization of share-based compensation,  depreciation and amortization of $349,000 and an increase in net deferred tax asset of $48,000.

Accounts receivable decreased by $878,000 or 14.3% to $5,279,000 as of September 30, 2007 from $6,157,000 as of December 31, 2006.  This decrease is primarily due to decreased sales in third quarter of 2007 as compared to the fourth quarter of 2006.  The number of days of sales outstanding was 54 days as of September 30, 2007 and December 31, 2006.

Inventory increased by $1,157,000 or 9.1% to $13,870,000 as of September 30, 2007 from $12,713,000 as of December 31, 2006.  Inventory for the Engineered Products segment has increased by $0.7 million and in order to support increased sales within the Disposable Protective Apparel segment, inventory in that segment has increased by $0.5 million for the nine months ended September 30, 2007.  Inventory decreased by $1,049,000 or 7.0% compared to June 30, 2007.  The Engineered Products segment inventory of $7,532,000 has been relatively flat since the end of the first quarter of 2007 and is down marginally as compared to June 30, 2007.

Prepaid expenses and other current assets decreased by $132,000 to $1,063,000 as of September 30, 2007 from $1,195,000 as of December 31, 2006.  The decrease of $132,000 is due to an increase in prepaid inventory from China of $241,000, and increase in general prepaid expenses of $4,000, partially offset by a decrease in prepaid expenses for Engineered Products of $113,000 and a decrease in prepaid tax payments of $264,000.

Accounts payable and accrued liabilities as of September 30, 2007 decreased by $803,000 to $1,383,000 from $2,679,000, as of December 31, 2006.  The net change in 2007 was due primarily to a decrease in accrued commission/bonus payable of $359,000, a decrease in accrued payroll of $91,000 and a decrease in trade payables of $720,000, partially offset by an increase in accrued rebates and professional fees of $231,000 and an increase in the income tax accrual of $136,000.

Net cash used in investing activities was $378,000 and $53,000 for the nine months ended September 30, 2007 and 2006, respectively.  Our investing activity in 2007 consisted primarily of expenditures for property and equipment of $341,000 and the purchase of intangible assets of $37,000.  This compared to expenditures for property and equipment of $299,000 and the purchases of intangible assets of $54,000, partially offset by the proceeds from advances to Joint Venture of $300,000 during the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, net cash provided by financing activities was $1,507,000 compared to cash provided by financing activities of $397,000 for the same period of 2006.  Our financing activities in 2007 consisted of cash proceeds of $1,318,000 from the exercise of 1,506,000 stock options and an income tax benefit from stock options exercised of $189,000.  Our financing activities in 2006 consisted of cash proceeds of $397,000 from the exercise of 358,000 stock options.

In September 2007, our Board of Directors authorized the repurchase of up to an additional $1,500,000 worth of our outstanding common stock.  In addition to the $1,500,000, we have approximately $500,000 available from a previously announced buyback, making the total available to repurchase of approximately $2,000,000.  This share repurchase program is the seventh buyback authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the nine months ended September 30, 2007, we did not buy back any shares of common stock.  As of September 30, 2007, we have bought back a total of 2,333,800 shares of common stock at a cost of $2,518,000 since the end of 1999.  On September 27, 2007 we entered into an agreement to buy back 554,100 shares of common stock at a cost of $875,000 in a transaction which was settled on October 2, 2007and is accounted for as a fourth quarter transaction.

As shown below, at September 30, 2007, our contractual cash obligations totaled approximately $1,328,000.

Contractual Obligations

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,328,000	$175,000	$1,034,000	$119,000	—

Total contractual cash obligations	$1,328,000	$175,000	$1,034,000	$119,000	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on our review of new accounting standards released during the quarter ended September 30, 2007, we did not identify any standards requiring adoption that would have a significant impact on our consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  On January 1, 2007, the Company adopted the provisions of FIN 48.  The Company does not have any uncertain tax positions which require recognition under the criteria established by FIN 48.  The amount of unrecognized tax benefits did not change during the nine months ended September 30, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2007, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2007 registrant issued a release announcing that it would have a conference call on August 13, 2007 regarding its 2007 second quarter financial results at 4:30pm Eastern time.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated August 13, 2007 announcing its financial results for the second quarter ended June 30, 2007.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated September 27, 2007 announcing the stock buyback plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 8, 2007	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	November 8, 2007	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer