Form 10-K
period 2007-12-31
ALPHA PRO TECH LTD
filed 2008-03-20
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2008 was $27,355,309 based on the average bid and asked price on that date.  The number of registrant’s Common Shares outstanding as of March 17, 2008 was 25,164,653.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 9, 2008, which will be filed with the Securities and Exchange Commission on or before April 30, 2008 (incorporated by reference under Part III).

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Cautionary Statements regarding Forward-Looking Information

Item 1	Business
General
Business
Products
Markets
Distribution
Manufacturing
Competition
Regulatory Requirements
Patents and Trademarks
Employees
Available Information

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security-Holders

PART II:

Item 5	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosure about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

PART III:

Item 14	Principal Accounting Fees and Services

PART IV:

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 16	Exhibits

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

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture and market a line of construction weatherization products for the construction, building and re-roofing markets.  As well, we manufacture and distribute a line of extended care products and a line of pet beds.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private labels.

Our products are classified into five groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; infection control products, consisting of a line of face masks and eye shields; construction weatherization products, consisting of house wrap and synthetic roof underlayment; extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces and a line of pet beds.

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

Our principle strategy focuses on developing, producing and marketing differentiated innovative high value products which protect people, products and environments.  Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ needs.

Our Disposable Protective Apparel, Infection Control, Extended Care and Engineered Products segment products are used primarily in clean-rooms, laboratories, industrial safety manufacturing environments, hospitals, dental offices construction sites and pet dealers and distributors and are distributed principally in the United States through a network consisting of national and regional distributors, independent sales representatives and an internal sales and marketing force.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel:

• Shoecovers

• Bouffant caps

• Gowns

• Coveralls

• Lab coats

• Frocks

Infection Control:

• Face masks

• Eye shields

Extended Care:

• Unreal Lambskin

• Medi-Pads

• Hospital pads

• Wheelchair accessories

• Bedrail pads

• Pet beds

Engineered Products:

• House wrap

• Synthetic roof underlayment

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

Included in the extended care product line is a line of pet products.  The Pet Product line uses our existing Unreal Lambskin® raw material to manufacture pet products. The Unreal Lambskin ® is used to produce retail pet beds.

Engineered Products

This segment consists of a line of construction supply weatherization products, namely house wrap and synthetic roof underlayment.

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

The usage of these two construction supply weatherization products offers great advantages in decreasing the time it takes to construct a home as well as offering cost reduction.  The house wrap, REX Wrap™, offers a weather resistive barrier and, to the home owner, years of lower energy consumption.  The proprietary synthetic roof underlayment, REX Synfelt™, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

MARKETS

Our products are sold to the following markets: Disposable protective apparel as well as the infection control products (masks and shields) are sold to the industrial market, cleanroom market, medical and dental markets; Unreal Lambskin® medical bed pads are sold to the extended care market; Pet beds are sold to the pet distributors and retailers; Construction weatherization products are sold to construction supply and roofing distributors.

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

DISTRIBUTION

We rely for the sale of our products primarily on a network of independent distributors which includes the following:

•              VWR International, LLC

•              Primesource Building Products, Inc.

•              Medline Industries, Inc.

•              O’Mara Products, Inc.

•              Blain Supply, Inc.

•              Woodford Plywood, Inc.

•              Hagemeyer North America, Inc.

•              Benchmark Products, Inc.

•              Henry Schein, Inc.

•              Quest Products, Inc.

These United States distributors, to the best of our knowledge, all sell competing products.

Sales to our largest distributor, VWR International, represented 45.1% of total sales for 2007, 45.1% for 2006 and  53.1% for 2005.  We have had a contractual relationship with this distributor since 1995 and effective January 1, 2006 signed a new multiple year contract which provides optional extensions beyond the initial term of the agreement.  Previously, this distributor had exclusive rights to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, and exclusive rights to sell and distribute Alpha Pro Tech branded products to domestic and international clean room and industrial customers.  Under terms of the new contract, this distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, but non-exclusive rights to sell and distribute Alpha Pro Tech branded products.  The loss of this distributor would have a material adverse effect on our business.

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

In 2005, Alpha ProTech Engineered Products, Inc. entered into a 41.66% joint venture with Maple Industries and Associates (“Maple”), a manufacturer in India, for the production of house wrap and synthetic roof underlayment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony’s start up funding was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  Harmony also built a 60,000 square-foot facility for the manufacturing of house wrap and other building products.

We have multiple suppliers of the materials used to produce our products. We currently have no problems, and do not anticipate any problems, with respect to the sources and availability of the materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate raw material and finished inventory in stock.

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 17 United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

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

EMPLOYEES

As of February 18, 2007, we had 148 employees, including 19 people at our head office in Markham, Ontario, Canada; 18 people at our facemask production facility in Salt Lake City, Utah, 15 people at our Extended Care and pet beds production facility in Janesville, Wisconsin; 30 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 17 people at our coating and automated shoecover facility in Valdosta, Georgia; 22 people at our Engineered Products facility in Valdosta, Georgia; 13 people on our sales team, a 3 person marketing staff and 11 people in China.

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

We manufacture our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rental is $13,000 for 34,500 square feet.  This lease expires on July 31, 2010.

A second manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin.  This 18,000 square foot facility is leased for $7,800 monthly, which includes taxes and utilities.  The lease expires August 31, 2008.  Our line of extended care and consumer pet bed products is manufactured at this facility.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the American Stock Exchange (Amex) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company traded on the American Stock Exchange (Amex) for the quarters indicated was as follows:

		Low	High
2006	First Quarter	$2.19	$3.19
	Second Quarter	2.09	2.59
	Third Quarter	1.88	2.41
	Fourth Quarter	2.15	3.00

2007	First Quarter	$2.50	$3.45
	Second Quarter	2.31	3.28
	Third Quarter	1.45	2.70
	Fourth Quarter	1.52	1.77

2008	First Quarter	$1.31	$1.72
	(through March 17, 2008)

As of March 17, 2008 there were 353 shareholders of record, and approximately 3,170 beneficial owners.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG ALPHA PRO TECH, LTD.,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON  JAN. 1, 2003

ASSUMES  DIVIDEND REINVESTED

FISCAL YEAR ENDING  DEC. 31, 2007

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007

Alpha Pro Tech Ltd.	100.00	277.38	232.14	277.38	333.33	200.00
Surgical Appliances & Supplies	100.00	150.37	179.35	171.51	190.19	227.37
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

The above graph compares the five-year cumulative return of the Company during the years 2003 through 2007 with the comparable return of two indices.  The Industry Index represents the industry or line-of-business of the Company. The graph assumes $100 invested on January 1, 2003.  The comparison assumes that all dividends are reinvested.

The Industry Index represents the Surgical Appliances and Supplies division comprised of 36 corporations, compiled from the SIC Code within which the Company is listed.

ITEM 6. SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

Historical Consolidated Income Statements Data

Sales	$35,453,000	$37,338,000	$31,095,000	$24,841,000	$26,961,000
Gross profit	16,442,000	17,320,000	14,147,000	12,286,000	13,660,000
Selling, general and administrative expenses	12,541,000	10,939,000	9,796,000	8,925,000	8,602,000
Depreciation and amortization	494,000	448,000	499,000	517,000	509,000
Equity in income (loss) of unconsolidated affiliate	214,000	60,000	(16,000)	—	—
Gain on sale of assets				7,000
Interest income (expense)	94,000	36,000	24,000	7,000	(20,000)

Income before provision for income taxes	3,715,000	6,029,000	3,860,000	2,858,000	4,529,000

Provision for income taxes	1,298,000	2,290,000	1,410,000	1,011,000	1,518,000

Net income	$2,417,000	$3,739,000	$2,450,000	$1,847,000	$3,011,000

Basic net income per share	$0.10	$0.15	$0.10	$0.08	$0.13

Diluted net income per share	$0.09	$0.15	$0.10	$0.08	$0.13

Basic weighted average shares outstanding	25,319,656	24,141,535	23,684,229	23,215,809	22,517,683
Diluted weighted average shares outstanding	25,615,730	25,129,198	25,247,236	24,624,613	24,059,508

Historical Consolidated Balance Sheet Data

Current assets	$24,604,000	$22,297,000	$16,874,000	$15,348,000	$12,756,000
Total assets	29,486,000	26,852,000	21,871,000	18,789,000	16,096,000
Current liabilities	1,935,000	2,679,000	2,576,000	2,437,000	2,495,000
Long-term liabilities	747,000	693,000	652,000	652,000	574,000
Shareholders’ equity	26,804,000	23,480,000	18,643,000	15,700,000	13,027,000

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

Revenue Recognition: For sales transactions, we comply with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales Returns and Rebates: Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and accrued monthly.

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

The fair values of stock option grants are determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility based on historic and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

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

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as REX Wrap™ house wrap and REX Synfelt™  synthetic roof underlayment.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Gross profit	46.4	46.4	45.5
Selling, general and administrative	35.4	29.3	31.5
Income from operations	9.6	15.9	12.4
Income before provision for income taxes	10.5	16.1	12.4
Net income	6.8	10.0	7.9

Fiscal 2007 compared to Fiscal 2006

Sales Consolidated sales for the year ended December 31, 2007 decreased to $35,453,000 from $37,338,000 for the year ended December 31, 2006, representing a decrease of $1,885,000 or 5.1%.  We attribute the decrease to decreased sales of Engineered Products segment of $2,554,000, to decreased Infection Control segment sales of $432,000, to decreased sales from our Extended Care products segment of $299,000, partially offset by increased sales of Disposable Protective Apparel products of $1,400,000.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2007 increased by $1,400,000 or 6.6% to $22,583,000 compared to $21,183,000 for the same period of 2006. The increase is primarily related to increased sales to cleanroom and industrial distributors, partially offset by lower sales to our largest distributor.  Although sales only increased by 6.6% or $1.4 million in 2007, sales for this segment were up 17.4% or $2.6 million through the first nine months of 2007. Year over year growth was significantly impacted by weak shipments in the fourth quarter of 2007 to our largest distributor as well as a record quarter in the fourth quarter of 2006.  Although our shipments to this distributor were weak in the fourth quarter, their shipments to their end users were in line with their 2007 quarterly average sales.

In September 2006, we announced the signing of a new distribution contract with our largest distributor in which they retained the exclusive right to sell our private label Critical Cover® products, but have also allowed us the right to sell Alpha Pro Tech branded products to other distributors.  This has enabled us to gain additional market share as we develop relationships with other industrial and cleanroom distributors.  We continue to be encouraged by the acceptance of our product line by our expanded distribution channel.

Infection Control segment sales for the year ended December 31, 2007 decreased by $432,000 or 6.3% to $6,512,000 compared to $6,944,000 for the same period of 2006.  Mask sales in this segment were down by $1,004,000 and shield sales were up by $572,000.  Mask sales were down primarily due to lower sales of our N-95 NIOSH approved Respirator mask as concerns about Avian Flu have abated in 2007 and shield sales were strong primarily due to a large non-recurring order in the first quarter of 2007.  Unless worldwide concerns about Avian Flu increase, we expect N-95 Respirator mask sales in 2008 to be similar to 2007.

Engineered Products segment sales for the year ended December 31, 2007 decreased by $2,554,000 or 32.9% to $5,227,000 as compared to $7,781,000 for the same period of 2006. The decrease for the year is primarily due to a 46.3% decrease in sales of REX Wrap™ house wrap as sales of REX Synfelt™ synthetic roof underlayment were flat.  The breakdown of the Engineered Products sales is as follows for the year ended December 31, 2007: 53% house wrap, 47% synthetic roof underlayment. This compares to 67% house wrap and 33% synthetic roof underlayment for the year ended December 31, 2006.

The Engineered Products segment decrease for 2007 is the result of two factors.  Firstly, a change in distribution channel strategy in which we decided to move forward on a non exclusive basis with our former distributor, which led the distributor to source product from other suppliers and to ultimately discontinue purchasing from us.  Secondly, the downturn in the housing market has hurt our sales, in particular our house wrap line, as fewer houses are being built and distributors are keeping inventories low.

We expect that our new distribution channel strategy for the Engineered Products segment will broaden our ability to take advantage of market opportunities for synthetic roof underlayment and house wrap in 2008.  During 2007, we increased our sales team, launched a marketing campaign to introduce our new synthetic roof underlayment under the name of REX Synfelt™ and launched our new house wrap under the name of REX Wrap™.  We anticipate that in fiscal 2008 our existing distributors will convert more business to us.  We also expect to obtain additional distributors as part of our new distribution strategy.

Sales from our Extended Care segment decreased by $299,000 or 20.9% to $1,131,000 for the year ended December 31, 2007 from $1,430,000 for the year ended December 31, 2006.  The decrease in sales is primarily the result of lower medical bed pad sales of $146,000 and lower pet bed sales of $153,000.  This line of products is not expected to be a growth segment for the Company.

Gross Profit   Gross profit decreased by 5.1% to $16,442,000 for the year ended December 31, 2007 from $17,320,000 for the same period in 2006.  The gross profit margin was 46.4% for the year ended December 31, 2007 and December 31, 2006.

The gross profit margin on the Engineered Products segment has improved for the year ended December 31, 2007 as compared to the same period of 2006.  Although the gross profit margin in the Engineered Products segment is lower than the overall company margin, we expect it to continue to improve as sales grow. The gross profit margin on the Disposable Protective Apparel segment was down slightly due to increased costs from China.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1,602,000 or 14.7% to $12,541,000 for the year ended December 31, 2007 from $10,939,000 for the year ended December 31, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the year ended December 31, 2007 from 29.4 % for the same period in 2006.  The increase is primarily due to increased expenses for the Engineered Products segment of $934,000, a severance agreement of $320,000 for our previous Senior VP of Manufacturing in April 2007, increased employee compensation of $161,000, increased expenses for travel to Asia of $118,000 and increased marketing expenses of $54,000

The Engineered Products segment increase of $934,000 is broken down as follows: a $368,000 increase in employee compensation, a $326,000 increase in marketing expenses, an $111,000 increase in commission for independent representatives, a $78,000 increase in travel expenses and a $56,000 increase in insurance expenses, partially offset by a $5,000 decrease in miscellaneous expenses.

As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the year ended December 31, 2007 from 29.3% for the same period in 2006.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $413,000 were accrued for the year ended December 31, 2007 as compared to $670,000 in the same period of 2006.

Depreciation and Amortization.  Depreciation and amortization expense increased by $46,000 or 10.3% to $494,000 for the year ended December 31, 2007 from $448,000 for the same period in 2006.  The increase is primarily attributable to an increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $2,526,000 or 42.6%, to $3,407,000 for the year ended December 31, 2007 as compared to income from operations of $5,933,000 for the year ended December 31, 2006.  The decrease in income from operations is due to a decrease in gross profit of $878,000, an increase in selling, general and administrative expenses of $1,602,000 and an increase in depreciation and amortization of $46,000.

Equity in income (loss) of unconsolidated affiliates.   For the year ended December 31, 2007, we recorded equity in income of unconsolidated affiliates of $214,000 as compared to $60,000 for the same period of 2006.  The net change in equity in income is primarily due to a gain of $103,000, on a foreign currency exchange contract that occurred in the third quarter of 2007.

Net Interest.  For the year ended December 31, 2007, we had net interest income of $94,000 compared to net interest income of $36,000 for the year ended December 31, 2006.  Interest income increased by $61,000 to $102,000 for the year ended December 31, 2007 as compared to $41,000 for the same period of 2006, due to higher cash balances.  Interest expense increased slightly to $8,000 for the year ended December 31, 2007 compared to $5,000 for the same period of 2006.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2007 was $3,715,000 compared to $6,029,000 for the year ended December 31, 2006, representing a decrease of $2,314,000 or 38.4%.  The decrease in income before provision for income taxes is due to a decrease in income from operations of $2,526,000, partially offset by an increase in net interest income of $58,000 and a net increase of $154,000 from our unconsolidated affiliate (Harmony).

Based on the analysis of segment income excluding corporate overhead allocations, a primary reason for the decline in income before provision for income tax was due to a net decrease of $1,543,000 in the Engineered Products segment.  This segment experienced a loss of $826,000 for the year ended December 31, 2007 as compared to income of $717,000 for the same period of 2006.

Provision for Income Taxes  The provision for income taxes for the year ended December 31, 2007 was $1,298,000 compared to $2,290,000 for the year ended December 31, 2006.  The effective tax rate was 35.0% for the year ended December 31, 2007 as compared to 38.0% for the same period in 2006.  The decrease in the effective tax rate is due to a reduction in state taxes.

Net Income.  Net income for the year ended December 31, 2007 was $2,417,000 compared to net income of $3,739,000 for the year ended December 31, 2006, a decrease of $1,322,000 or 35.4%.  The net income increase was primarily due to a decrease in income before provision for income taxes of $2,314,000, partially offset by a decrease in income taxes of $992,000.  Net income as a percentage of sales for the year ended December 31, 2007 and 2006 was 6.8% and 10.0% respectively.  Basic income per share for the year ended December 31, 2007 and 2006 was $0.10 and $0.15 respectively.  Diluted income per share for the year ended December 31, 2007 and 2006 was $0.09 and $0.15 respectively.

Fiscal 2006 compared to Fiscal 2005

Sales  Consolidated sales for the year ended December 31, 2006 increased to $37,338,000 from $31,095,000 for the year ended December 31, 2005, representing an increase of $6,243,000 or 20.1%.  We attribute the increase primarily to increased sales of Engineered Products of $3,068,000, to increased sales of Disposable Protective Apparel products of $1,739,000, and to increased Infection Control segment sales of $1,808,000, partially offset by decreased sales from our Extended Care products of $372,000.

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

In 2006 we introduced a new line of Disposable Protective Apparel products under the name of ComforTech®, a new material that we developed over the past two years.  In the latter half of 2006 we introduced a new category of the ComforTech® line, ComforTech® Certified™.  This is an entirely new class of products designed to decrease the risk of bioburden contamination in our target markets.  As well, in 2007 we will be bringing to market the ComforTech® Sterile line of products.

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

Gross profit margin was up for the year primarily due to increased margin on the Engineered Products segment.  Gross profit margin on this segment, although considerably lower than the overall company margin, did improve in each of the four quarters of 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents of $4,064,000 and working capital of $22,669,000, an increase in working capital of 15.6% or $3,051,000 since December 31, 2006.  As of December 31, 2007, our current ratio was 12.7:1 as compared to 8.3:1 as of December 30, 2006.  Cash increased by $2,227,000 to $4,064,000 as of December 31, 2007 as compared to $1,837,000 as of December 31, 2006.  The increase in cash is due to cash provided by operating activities of $2,085,000, by cash proceeds of $1,431,000 from the exercise of stock options and income tax benefit from stock options exercised of $225,000, partially offset the payment for the repurchase of common stock of $907,000, by the purchase of property and equipment of $555,000 and the purchases of intangible assets of $52,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At December 31, 2007, the prime interest rate was 7.25%.  The line of credit was renewed in May 2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at December 31, 2007.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2007, we did not have any debt.

Net cash provided in operating activities was $2,085,000 for the year ended December 31, 2007 compared to $427,000 net cash used in operating activities for the year ended December 31, 2006. The net cash provided by operating activities of $2,085,000 for the year ended December 31, 2007 is due to net income of $2,417,000, adjusted by the following: an increase in inventory of $1,398,000, a decrease in accounts receivable of $1,735,000, a increase in prepaid expenses of $393,000, a decrease in accounts payable and accrued liabilities of $744,000, equity in income of unconsolidated affiliates of $214,000, $158,000 in amortization of share-based compensation,  depreciation and amortization of $494,000 and an increase in net deferred tax asset of $30,000.  The net cash used in operating activities of $427,000 for the year ended December 31, 2006 is due to net income of $3,739,000, $51,000 of non-cash share-based compensation expense, a decrease in deferred income taxes of $76,000, increase in accounts payable and accrued liabilities of $103,000 and depreciation and amortization of $448,000, adjusted by the following: an increase in inventory of $2,101,000, an increase in accounts receivable of $2,203,000, an increase in prepaid expenses of $480,000, non-cash equity income in unconsolidated affiliates of $60,000.

Accounts receivable decreased by $1,735,000 or 28.2% to $4,422,000 as of December 31, 2007 from $6,157,000 as of December 31, 2006.  This decrease is primarily due to decreased sales of 24.5% in the fourth quarter of 2007 as compared to the same quarter of 2006.  The number of days of sales outstanding was 51 days as of December 31, 2007 as compared to 54 days as of December 31, 2006.

Inventory increased by $1,398,000 or 11.0% to $14,111,000 as of December 31, 2007 from $12,713,000 as of December 31, 2006.  The increase is primarily due to an increase in inventory for the Engineered Products segment of $1,112,000 to $7,959,000 as of December 31, 2007 from $6,847,000 as of December 31, 2006.  The balance of the increase can be primarily attributed to an increase in Disposable Protective Apparel segment inventory which was proportional to the sales increase of that segment.  Although inventory has increased for the year it has decreased by $808,000 or 5.4% compared to June 30, 2007.  Inventory for the Engineered Products segment is expected to be lower in 2008 as our sales increase in this segment.

Prepaid expenses and other current assets increased by $393,000 to $1,588,000 as of December 31, 2007 from $1,195,000 as of December 31, 2006.  The increase of $393,000 is due to an increase in prepaid inventory from Asia of $434,000, partially offset by a decrease in prepaid expenses for Engineered Products of $35,000 and a decrease in general prepaid expenses of $6,000.

Accounts payable and accrued liabilities as of December 31, 2007 decreased by $744,000 to $1,935,000 from $2,679,000.  The net change in 2007 was primarily due a decrease in trade payables of $756,000 due to lower sales in the fourth quarter partially offset by an increase in accrual liabilities of $12,000.

Net cash used in investing activities was $607,000 for the year ended December 31, 2007 compared to net cash provided by investing activities of $54,000 for the year ended December 31, 2006.  Our investing activity in 2007 consisted primarily of expenditures for property and equipment of $555,000 and the purchase of intangible assets of $52,000.  This compares to the repayment of $500,000 from our advance to our Harmony joint venture, offset by expenditures for property and equipment of $386,000 and the purchase of intangible assets of $60,000 during the year ended December 31, 2006.

For the year ended December 31, 2007, net cash provided by financing activities was $749,000 compared to cash provided by financing activities of $1,047,000 for the same period of 2006.  Our financing activities in 2007 consisted of cash proceeds of $1,431,000 from the exercise of 1,646,375 stock options and an income tax benefit from stock options exercised of $225,000, partially offset by the repurchase of 572,300 common stock at a cost of $907,000. Our financing activities for 2006 consisted of cash proceeds of $734,000 from the exercise of 721,625 stock options and an income tax benefit from stock options exercised of $313,000.

In September 2007, our Board of Directors authorized the repurchase of up to an additional $1,500,000 worth of our outstanding common stock.  In addition to the $1,500,000, we have approximately $500,000 available from a previously announced repurchase program, making the total available to repurchase of approximately $2,000,000.  This share repurchase program is the seventh one authorized by the Board of Directors.  In all instances, we are retiring the shares.  For the year ended December 31, 2007, we repurchased 572,300 shares of common stock at a cost of $907,000.  As of December 31, 2007, we have repurchased a total of 2,906,100 shares of common stock at a cost of $3,425,000 since the end of 1999.  Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at December 31, 2007, our contractual cash obligations totaled approximately $1,125,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Operating leases	$1,125,000	$660,000	$465,000	—	—

Total contractual cash obligations	$1,125,000	$660,000	$465,000	—	—

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility, will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financials.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

ITEM 7a.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Mexico and have a joint venture in India. In addition, our executive office, which employees 19 people, is located in Canada. Our results of operations could be negatively affected by changes in foreign currency exchange rates due to stronger economic conditions in those countries.  We believe we do not have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are in US dollars.  In Canada our foreign currency exposure is not material due to the fact that we do not manufacture in Canada.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 is presented below:

2007 Quarters

	1st	2nd	3rd	4th
Revenue	$9,044,000	$9,149,000	$9,308,000	$7,952,000
Gross profit	4,164,000	4,269,000	4,395,000	3,614,000
Net income (1)	535,000	507,000	916,000	457,000
Basic and Diluted income per share (1)	0.02	0.02	0.04	0.02

2006 Quarters

	1st	2nd	3rd	4th
Revenue	$7,971,000	$9,879,000	$8,952,000	$10,536,000
Gross profit	3,641,000	4,623,000	4,105,000	4,951,000
Net income	649,000	1,126,000	882,000	1,082,000
Basic and Diluted income per share (1)	0.03	0.05	0.04	0.04

(1)          Net income and income per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income and income per share amounts do not necessarily equal the total for the year.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls.

During the fourth quarter of 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in this United States of America and includes those policies and procedures that:

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

 • provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with General Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2008), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2008.

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b)                                 A Form 8-K was filed during the last quarter covered by this report, reporting the issuance of a release dated November 7, 2007 announcing the registrant’s financial results for the third quarter of 2007.

A Form 8-K was filed during the last quarter covered by this report, reporting the issuance of a release dated December 11, 2007 announcing the private label manufacturing with Allied Building Products Corp.

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

ITEM 16.		Exhibits

(3)	(a)	Certificate of Incorporation dated February 17, 1983
	(b)	Certificate of Change of Name dated July 27, 1988
	(c)	Certificate of Change of Name dated July 4, 1989
	(d)	Memorandum
	(e)	Articles (equivalent to By-Laws)
	(f)	Certificate of Incorporation of Alpha Pro Tech, Ltd. dated June 15, 1994*
	(g)	Application for Certificate of Registration and Articles of Continuance- State of Wyoming - Filed June 24, 1994*
	(h)	Certificate of Registration and Articles of Continuance of Secretary of State, State of Wyoming, dated June 24, 1994*
	(i)	Certificate of Secretary of State of Wyoming dated June 24, 1995*
	(j)	Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., dated June 24, 1994*
	(k)	Article of Merger of BFD Industries, Inc., a Wyoming Corporation and Alpha Pro Tech, Ltd., a Delaware Corporation, effective July 1, 1994*
	(l)	Certificate of Ownership and Merger which merges BFD Industries with and into Alpha Pro Tech, Ltd., a Delaware Corporation effective July 1, 1994*

(4)	(a)	Form of Common Stock Certificate**

(10)	(a)	Form of Director’s Stock Option Agreement
	(b)	Form of Employee’s Stock Option Agreement
	(c)	Employment Agreement between the Company and Al Millar dated June, 1989
	(c)(i)	Employment Agreement between the Company and Donald E. Bennett, Jr.**
	(c)(ii)	Employment Agreement between the Company and Michael Scheerer***
(d)

Lease Agreement between White Dairy Company, Inc. and the Company for lease of the premises situated at 2724-7th Avenue South, Birmingham, Alabama, 35233, dated March 1990 and amendment thereto dated April, 1990

	(e)	BFD Industries Limited Partnership Agreement between 881216 Ontario Inc. and Bernard Charles Sherman dated May 17, 1990
	(f)	Asset Purchase Agreement between the Company and the BFD Industries Limited Partnership dated May 17, 1990
	(g)	Purchase Agreement between the Company, Bernard Charles Sherman and Apotex, Inc. dated June 21, 1991 and amendment thereto made August 30, 1991
	(h)	Professional Services Agreement between the Company and Quanta Corporation dated September, 1991
	(i)	Sales and Marketing Agreement between the Company and MDC Corp., dated October 4, 1991
	(j)	National Account Marketing Agreement between the Company and National Contracts, Inc. dated October 7, 1991
	(k)	Group Purchasing Agreement between the Company and Premier Hospitals Alliance, Inc. dated November 1, 1991.
	(l)	Letter of Intent between the Company and the shareholders of Alpha Pro Tech, Inc. dated December 11, 1991 and amendment thereto dated February 19, 1992
	(m)	Group Purchasing Agreement between the Company and AmeriNet Incorporated dated January, 1992
	(n)	Group Purchasing Agreement between the Company and Magnet, Inc.
	(o)	Share Purchase Agreement re Acquisition of Alpha Pro Tech, Inc.
	(p)	VWR Scientific Products Corporation Distribution Agreement dated January 1, 2000****

	(q)	Business Relationship/Confidentially Agreement between the Company and McDonald’s Corporation dated February 1, 2000 and First Amendment thereto*****
	(r)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc.for housewrap dated January 28, 2005******
	(s)	Joint Manufacturing & Marketing Agreement between Alpha ProTech Engineered Products, Inc. and Perma ‘R” Products, Inc. for synthetic roof underlayment dated February 24, 2005******

(23)	(a)	Consent of Independent Registered Public Accounting Firm *******

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

ALPHA PRO TECH, LTD.

DATE:	March 20, 2007	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 20, 2007	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 20, 2007.

/s/David B. Anderson
David B. Anderson, Director

/s/Sheldon Hoffman
Sheldon Hoffman, Director

/s/Robert H. Isaly
Robert H. Isaly, Director

/s/Russ Manock
Russ Manock, Director

/s/Alexander W. Millar
Alexander W. Millar, Director

/s/Danny Montgomery
Danny Montgomery, Director

/s/Dr. John Ritota
Dr. John Ritota, Director

Alpha Pro Tech, Ltd.

Schedule to Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 2007

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, UT

March 18, 2008

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,064,000	$1,837,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $61,000 at December 31, 2007 and 2006, respectively	4,422,000	6,157,000
Inventories, net	14,111,000	12,713,000
Prepaid expenses and other current assets	1,588,000	1,195,000
Deferred income taxes	419,000	395,000
Total current assets	24,604,000	22,297,000

Property and equipment, net	3,439,000	3,355,000
Goodwill, net	55,000	55,000
Intangible assets, net	180,000	151,000
Equity investments in and advances to unconsolidated affiliates	1,208,000	994,000

Total assets	$29,486,000	$26,852,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$457,000	$1,213,000
Accrued liabilities	1,478,000	1,466,000
Total current liabilities	1,935,000	2,679,000

Deferred income taxes	747,000	693,000
Total liabilities	2,682,000	3,372,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 25,583,655 and 24,509,580 issued and outstanding at December 31, 2007 and 2006, respectively	256,000	245,000
Additional paid-in capital	26,670,000	25,774,000
Accumulated deficit	(122,000)	(2,539,000)
Total shareholders’ equity	26,804,000	23,480,000
Total liabilities and shareholders’ equity	$29,486,000	$26,852,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Year ended December 31,
	2007	2006	2005

Net sales	$35,453,000	$37,338,000	$31,095,000

Cost of goods sold, excluding depreciation and amortization shown below	19,011,000	20,018,000	16,948,000

Gross profit	16,442,000	17,320,000	14,147,000

Expenses:
Selling, general and administrative	12,541,000	10,939,000	9,796,000
Depreciation and amortization	494,000	448,000	499,000

Income from operations	3,407,000	5,933,000	3,852,000

Other income
Equity in income (loss) of unconsolidated affiliates	214,000	60,000	(16,000)
Interest, net	94,000	36,000	24,000

Income before provision for income taxes	3,715,000	6,029,000	3,860,000

Provision for income taxes	1,298,000	2,290,000	1,410,000

Net income	$2,417,000	$3,739,000	$2,450,000

Basic income per share	$0.10	$0.15	$0.10

Diluted income per share	$0.09	$0.15	$0.10

Basic weighted average shares outstanding	25,319,656	24,141,535	23,684,229

Diluted weighted average shares outstanding	25,615,730	25,129,198	25,247,236

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2004	23,456,849	235,000	24,193,000	(8,728,000)	15,700,000

Options exercised	341,106	3,000	416,000	—	419,000
Common stock repurchased & retired	(10,000)	—	(21,000)	—	(21,000)
Income tax benefit from stock options exercised	—	—	95,000	—	95,000
Net income	—	—	—	2,450,000	2,450,000

December 31, 2005	23,787,955	238,000	24,683,000	(6,278,000)	18,643,000

Options exercised	721,625	7,000	727,000	—	734,000
Income tax benefit from stock options exercised	—	—	313,000	—	313,000
Share based compensation expense	—	—	51,000	—	51,000
Net income	—	—	—	3,739,000	3,739,000

Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$ 23,480,000

Options exercised	1,646,375	17,000	1,414,000	—	1,431,000
Common stock repurchased & retired	(572,300)	(6,000)	(901,000)	—	(907,000)
Income tax benefit from stock options exercised	—	—	225,000	—	225,000
Share based compensation expense	—	—	158,000	—	158,000
Net income	—	—	—	2,417,000	2,417,000

Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$ 26,804,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,417,000	$3,739,000	$2,450,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expenses	158,000	51,000	—
Depreciation and amortization	494,000	448,000	499,000
Equity in (income)/loss of unconsolidated affiliates	(214,000)	(60,000)	16,000
Gain on sale of assets	—	—	—
Deferred income taxes	30,000	76,000	31,000
Income tax benefit from stock options exercised	—	—	95,000
Changes in assets and liabilities:
Accounts receivable, net	1,735,000	(2,203,000)	307,000
Inventories, net	(1,398,000)	(2,101,000)	(5,810,000)
Prepaid expenses and other current assets	(393,000)	(480,000)	234,000
Accounts payable and accrued liabilities	(744,000)	103,000	138,000

Net cash provided by (used in) operating activities	2,085,000	(427,000)	(2,040,000)

Cash flows from investing activities:
Investments in and advances to Joint Venture	—	—	(1,450,000)
Repayments of advances to Joint Venture	—	500,000	—
Purchase of property and equipment	(555,000)	(386,000)	(594,000)
Purchase of intangible assets	(52,000)	(60,000)	(26,000)

Net cash (used in) provided by investing activities	(607,000)	54,000	(2,070,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,431,000	734,000	419,000
Payments for the repurchase of common stock	(907,000)	—	(21,000)
Income tax benefit from stock options exercised	225,000	313,000	—
Proceeds from revolving credit agreement	—	2,691,000	356,000
Payments on revolving credit agreement	—	(2,691,000)	(356,000)

Net cash provided by financing activities	749,000	1,047,000	398,000

Increase (decrease) in cash and cash equivalents	2,227,000	674,000	(3,712,000)

Cash and cash equivalents, beginning of period	1,837,000	1,163,000	4,875,000

Cash and cash equivalents, end of period	$4,064,000	$1,837,000	$1,163,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,000	$5,000	$8,700

Cash paid for income taxes	$1,036,000	$2,724,000	$333,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.     The Company

Alpha Pro Tech, Ltd. (Alpha Pro Tech, the Company) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of infection control products for the medical and dental markets and a line of construction weatherization products.  The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields.  The line of construction supply weatherization products consists of house wrap and synthetic roof underlayment.  The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

No. 142, goodwill is not amortized, but rather is tested for impairment (Note 5).  Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2007, 2006 and 2005.

Revenue recognition

For sales transactions, the Company complies with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition,” which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of December 31, 2005, the Company had no outstanding and unvested share-based awards. Stock options granted under the option plan, were 435,000 in 2007 and 490,000 in 2006.  As a result, the Company recognized $158,000 and $51,000, respectively in share-based compensation expense in its consolidated financial statements for the year ended December 31, 2007 and December 31, 2006.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation.

For the Year Ended December 31,

2005

Net income, as reported	$2,450,000
Deduct: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(317,000)

Pro forma net income	$2,133,000

Net income per share:
Basic - as reported	$0.10
Basic - pro forma	0.08
Diluted - as reported	0.10
Diluted - pro forma	0.08

Income Taxes

The Company accounts for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2002.  The Company is not currently under examination in any of its jurisdictions in which it operates

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2007	2006	2005

Net income (Numerator)	$2,417,000	$3,739,000	$2,450,000

Shares (Denominator):
Basic weighted average shares outstanding	25,319,656	24,141,535	23,684,229
Add: Dilutive effect of stock options and warrants	296,074	987,663	1,563,007

Diluted weighted average shares outstanding	25,615,730	25,129,198	25,247,236

Net income per share:
Basic	$0.10	$0.15	$0.10
Diluted	$0.09	$0.15	$0.10

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2007, 2006 and 2005.

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2007, 2006, and 2005.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2007, 2006 and 2005.

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

Fair value of financial instruments

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their respective book values at December 31, 2007 and 2006.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

New accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not expect SFAS No. 157 to have a material impact on the Company’s financials.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

3.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$10,175,000	$9,632,000
Work in process	535,000	182,000
Finished goods	3,728,000	3,217,000
	14,438,000	13,031,000
Less reserve for slow-moving, obsolete or unusable inventory	(327,000)	(318,000)

	$14,111,000	$12,713,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.                 Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Buildings	$355,000	$355,000
Machinery and equipment	6,516,000	6,049,000
Office furniture and equipment	722,000	641,000
Leasehold improvements	303,000	297,000

	7,896,000	7,342,000
Less accumulated depreciation	(4,457,000)	(3,987,000)

	$3,439,000	$3,355,000

Depreciation of property and equipment was $ 470,000, $420,000 and $462,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.                    Goodwill and Intangible Assets

The Company adopted SFAS 142 effective January 1, 2002.  In accordance with the requirements of SFAS 142, goodwill is not amortized, but is subject to an annual impairment test.  The annual impairment tests have been completed and did not result in an impairment charge.

Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

	Weighted Average	December 31, 2007			December 31, 2006
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	15.1	$371,000	$(220,000)	$180,000	$347,000	$(196,000)	$151,000

Amortization of intangible assets was $24,000, $28,000 and $37,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,

2008	$26,000
2009	26,000
2010	20,000
2011	20,000
2012	20,000
After 2012	68,000
$180,000

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

The Company reviews its investment in Harmony for impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.  The Company has concluded that no impairment was identified.

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During the third and fourth quarter of 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony did not make any further payments in 2007.  Effective April 2006, interest of 3.5% is to be paid annually in January on this advance and $19,000 was paid during the first quarter of 2007.

Harmony commenced operations in August of 2005.  For the year ended December 31, 2007 and 2006, Alpha ProTech Engineered Products purchased $3,357,000 and $5,718,000, respectively from Harmony.  For the year ended December 31, 2007 and 2006, the Company recorded equity income in unconsolidated affiliates of $214,000 and $60,000, respectively.  As of December 31, 2007, the Company’s investment in Harmony is $1,208,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $258,000 less $500,000 in repayments of the advance.

7.                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006

Payroll expenses	$229,000	$199,000
Bonuses payable	706,000	986,000
Accrued professional fees	200,000	153,000
Accrued rebates and other	343,000	128,000
	$1,478,000	$1,466,000

8.                    Notes Payable

The Company maintains a credit facility which was renewed in May 2007 and expires in May 2009.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2007.  The credit facility bears interest at prime plus 0.5%, (7.25% and 8.75% at December 31, 2007 and 2006, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment.  Under the terms of the facility, the Company pays a 0.5% loan fee annually.

As of December 31, 2007, the Company had no outstanding balance on the line of credit and no other debt.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

9.       Shareholders’ Equity

Option activity

In 2004 the Company received shareholder approval for the 2004 Stock Option Plan.

Under the 2004 Stock Option Plan (2004 Plan), 2.5 million options have been reserved for issuance and approximately 1,505,000 options have been granted as of December 31, 2007.  Under the 2004 Plan, option grants have a three year vesting period and expire no later than the fifth anniversary of the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2007:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2004	3,144,000	$1.04
Granted to employees and directors	60,000	$1.98
Exercised	(341,000)	$1.23
Canceled/Expired/Forfeited	(50,000)	$1.58

Options outstanding, December 31, 2005	2,813,000	$1.03
Granted to employees and directors	490,000	$1.98
Exercised	(722,000)	$1.02

Options outstanding, December 31, 2006	2,581,000	$1.21
Granted to employees and directors	435,000	$1.50
Exercised	(1,646,000)	$0.87
Canceled/Expired/Forfeited	(50,000)	$1.98

Options outstanding, December 31, 2007	1,320,000	$1.71

Stock options to purchase 1,320,000 and 2,581,000 shares of common stock were outstanding at December 31, 2007 and 2006, respectively. Of the December 31, 2007 outstanding stock options totaling 1,320,000, only 435,000 were included in the computation of diluted earnings per share because the exercise prices of the 435,000 stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.   Of the December 31, 2006 outstanding stock options, all of the options to purchase common stock were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.

Based on the application of the treasury stock method, the dilutive effect of stock options was 15,543 for the twelve months ended December 31, 2007.

The Company used the Black-Scholes option pricing model to value the options.  The table below presents the weighted average expected life in years.  The Company used SAB 107’s simplified

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

method for estimating the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant.The expected volatility is based on historical volatility of the expected life in years.

The fair value of the share-based payment awards was estimated using the Black-Scholes option pricing method with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Year Ended December 31,
	2007	2006	2005
Exercise price	$1.50	$1.98	$1.98
Risk-free interest rate	4.14%	4.78%	4.28%
Expected volatility	33.40%	58.95%	78.20%
Black-Scholes fair value	$0.45	$0.93	$1.64
Expected life in years	3.5	3.5	10.0

(1)          The fair value calculation was based on the stock options granted during the period.

The following table summarizes stock option activity during the twelve months ended December 31, 2007:

	Options	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,581,000	$1.21
Exercised	(1,646,000)	.87
Granted	435,000	1.50
Canceled, forfeited or expired	(50,000)	1.98
Options outstanding at December 31, 2007	1,320,000	$1.71	5.02	$(71,000)
Options exercisable at December 31, 2007	445,000	$1.63	6.72	$8,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the twelve months ended December 31, 2007 was $ 2,363,000.

As of December 31, 2007, $401,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average remaining period of 2.85 years. Cash received from options exercised for the twelve months ended December 31, 2007 was $1,430,000.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

10.       Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2006	2005

Current	$1,268,000	$2,214,000	$1,379,000
Deferred	30,000	76,000	31,000

	$1,298,000	$2,290,000	$1,410,000

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2007	2006

Deferred tax assets:
Alternative minimum tax credits	$3,000	$72,000
Temporary differences:
Inventory reserve	111,000	108,000
Intangible assets	29,000	37,000
Accrued expenses and inventory	276,000	215,000
Gross deferred tax assets	419,000	432,000

Deferred tax liabilities:
Temporary differences:
Property and equipment	(731,000)	(710,000)
State income taxes	(16,000)	(20,000)

Gross deferred tax liabilities	(747,000)	(730,000)

Net deferred tax liability	$(328,000)	$(298,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2007	2006	2005
Income taxes based on US statutory rate 34%	$1,263,000	$2,050,000	$1,312,000
Non-deductible meals and entertainment	8,000	7,000	14,000
Domestic manufacturer's deduction	(23,000)	(20,000)	(35,000)
State taxes	42,000	200,000	135,000
Other	8,000	53,000	(16,000)

	$1,298,000	$2,290,000	$1,410,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

11.          Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through May 30, 2010.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases

2008	660,000
2009	347,000
2010	118,000
Future minimum lease payments	$1,125,000

         Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was $721,000, $710,000 and $638,000, respectively.

12.    Employee Benefit Plans

 401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $34,000, $31,000 and $26,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $413,000, $670,000 and $429,000 were accrued for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Extended Care Products: consisting of a line of medical bed pads using Unreal Lambskin® (synthetic lambskin). The Unreal Lambskin® is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin® is also used to manufacture

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

bedrail pads, knee and elbow protectors, as well as wheelchair accessories. The Company also manufactures a line of pet beds with this material.

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

The following table shows net sales for each segment:

	Year Ended December 31,
	2007	2006	2005

Disposable Protective Apparel	$22,583,000	$21,183,000	$19,444,000
Infection Control	6,512,000	6,944,000	5,136,000
Extended Care	1,131,000	1,430,000	1,802,000
Engineered Products	5,227,000	7,781,000	4,713,000

Consolidated total net sales	$35,453,000	$37,338,000	$31,095,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2007	2006	2005

Disposable Protective Apparel	$8,130,000	$7,942,000	$6,917,000
Infection Control	2,786,000	3,233,000	2,163,000
Extended Care	(16,000)	85,000	214,000
Engineered Products	(826,000)	717,000	(54,000)
Total segment income	10,074,000	11,977,000	9,240,000

Unallocated corporate overhead expenses	(6,359,000)	(5,948,000)	(5,380,000)
Provision for income taxes	(1,298,000)	(2,290,000)	(1,410,000)
Consolidated net income	$2,417,000	$3,739,000	$2,450,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2007	2006	2005

Net sales by region
United States	$33,234,679	$35,726,000	$29,427,000
International	2,218,321	1,612,000	1,668,000

Consolidated total net sales	$35,453,000	$37,338,000	$31,095,000

Long-lived assets by region
United States	$3,360,000	$3,293,000	$3,376,000
International	79,000	62,000	13,000

Consolidated total long-lived assets	$3,439,000	$3,355,000	$3,389,000

Net sales by region are based on the countries in which the customers are located.  For the years ended December 31, 2007, 2006 and 2005, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

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

Net sales to this distributor were 45.1%, 45.1% and 53.1% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.  Accounts receivable from this distributor represented 49.1% and 60.0% of total accounts receivable at December 31, 2007 and 2006, respectively.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

The Company currently buys a significant amount of its disposable protective apparel products from one third party subcontractor located in China.  Although there are a limited number of

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Alpha Pro Tech, Ltd. And Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2007

Allowance for doubtful accounts	$61,000	$4,000	$—	$—	$65,000

Reserve for slow moving, obsolete or unusable inventory	$318,000	$9,000	$—	$—	$327,000

Year Ended December 31, 2006

Allowance for doubtful accounts	$76,000	$—	$—	$15,000	$61,000

Reserve for slow moving, obsolete or unusable inventory	$326,000	$—	$—	$8,000	$318,000

Year Ended December 31, 2005

Allowance for doubtful accounts	$75,000	$1,000	$—	—	$76,000

Reserve for slow moving, obsolete or unusable inventory	$426,000	$—	$—	$100,000	$326,000