Form 10-K/A
period 2007-12-31
ALPHA PRO TECH LTD
filed 2008-05-09
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes☐ No ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A( the “amended Form 10-K”) amends Alpha Pro Tech, Ltd. Annual Report on Form 10-K for the fiscal year ended  December 31, 20047 that was filed with the Securities and Exchange Commission on March 20, 2008 ( the “original Form 10-K”).  this amended Form 10-K is being filed solely to revise the year date under Part IV  signatures and exhibits.  Said report inadvertently failed to indicate the correct year of 2008, on the signatures, exhibit 31.1, 31.2, 32.1 and 32.2 Certification Under Exchange Act Rules 13a – 14(b) and 15d – 14(b).

For the convenience for the reader, this amended Form 10-K included the revised signatures , exhibit 31.1, 31.2, 32.1 and 32.2 Certification Under Exchange Act Rules 13a – 14(b) and 15d – 14(b) pages.  This amended Form 10-K is not intended to, nor does it, reflect events occurring after the filing of the original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 20, 2008	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 20, 2008	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 20, 2007.

/s/ David B. Anderson
David B. Anderson, Director

/s/ Sheldon Hoffman
Sheldon Hoffman, Director

/s/ Robert H. Isaly
Robert H. Isaly, Director

/s/ Russ Manock
Russ Manock, Director

/s/ Alexander W. Millar
Alexander W. Millar, Director

/s/ Danny Montgomery
Danny Montgomery, Director

/s/ Dr. John Ritota
Dr. John Ritota, Director