Form 10-Q
period 2008-03-31
ALPHA PRO TECH LTD
filed 2008-05-14
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

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

 Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2008.

25,027,853 shares of common stock,     $.01 par value

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three three months ended March 31, 2008  with the same period in 2007.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007 (1)

Assets
Current assets:
Cash and cash equivalents	$2,806,000	$4,064,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 at March 31, 2008 and $65,000 at December 31, 2007	4,145,000	4,422,000
Inventories, net	14,384,000	14,111,000
Prepaid expenses and other current assets	1,691,000	1,588,000
Deferred income taxes	404,000	419,000
Total current assets	23,430,000	24,604,000

Property and equipment, net	3,314,000	3,439,000
Goodwill, net	55,000	55,000
Intangible assets, net	178,000	180,000
Equity investments in and advances to unconsolidated affiliates	1,229,000	1,208,000
Total assets	$28,206,000	$29,486,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$633,000	$457,000
Accrued liabilities	540,000	1,478,000
Total current liabilities	1,173,000	1,935,000

Deferred income taxes	751,000	747,000
Total liabilities	1,924,000	2,682,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 25,117,155 and 25,583,655 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	252,000	256,000
Additional paid-in capital	26,013,000	26,670,000
Retained earnings (accumulated deficit)	17,000	(122,000)
Total shareholders’ equity	26,282,000	26,804,000
Total liabilities and shareholders’ equity	$28,206,000	$29,486,000

(1)                               The condensed consolidated balance sheet as of December 31, 2007 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Net sales	$7,524,000	$9,044,000

Cost of goods sold, excluding depreciation and amortization	4,074,000	4,880,000

Gross margin	3,450,000	4,164,000

Expenses:
Selling, general and administrative	3,141,000	3,223,000
Depreciation and amortization	141,000	115,000

Income from operations	168,000	826,000

Other income
Equity in income of unconsolidated affiliates	21,000	25,000
Interest, net	34,000	16,000

Income before provision for income taxes	223,000	867,000

Provision for income taxes	84,000	332,000

Net income	$139,000	$535,000

Basic net income per share	$0.01	$0.02

Diluted net income per share	$0.01	$0.02

Basic weighted average shares outstanding	25,210,691	24,834,005

Diluted weighted average shares outstanding	25,210,691	25,811,883

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$26,804,000

Share- based compensation expense	—	—	47,000	—	47,000

Common Stock repurchased & retired	(466,500)	(4,000)	(704,000)		(708,000)

Net income	—	—	—	139,000	139,000

Balance at March 31, 2008	25,117,155	$252,000	$26,013,000	$17,000	$26,282,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$139,000	$535,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	47,000	38,000
Depreciation and amortization	141,000	115,000
Deferred income taxes	19,000	—
Equity in income of unconsolidated affiliates	(21,000)	(25,000)
Changes in assets and liabilities:
Accounts receivable, net	277,000	819,000
Inventories, net	(273,000)	(2,067,000)
Prepaid expenses and other current assets	(103,000)	(116,000)
Accounts payable and accrued liabilities	(762,000)	(682,000)

Net cash used in operating activities:	(536,000)	(1,383,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,000)	(50,000)
Purchase of intangible assets	(4,000)	(23,000)

Net cash used in investing activities	(14,000)	(73,000)

Cash Flows From Financing Activities:
Payments for the repurchase of common stock	(708,000)	—
Income tax benefit from stock options exercised	—	236,000
Proceeds from the exercise of stock options	—	469,000
Net cash (used in) provided by financing activities	(708,000)	705,000

Decrease in cash during the period	(1,258,000)	(751,000)

Cash and cash equivalents, beginning of period	4,064,000	1,837,000
Cash and cash equivalents, end of period	$2,806,000	$1,086,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech”, “the Company”) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of infection control products for the medical and dental markets and a line of construction weatherization products.  The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The infection control line of products includes a line of face masks and eye shields.  The line of construction supply weatherization products consists of house wrap and synthetic roof underlayment.  The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K (“2007 10-K”). The results of operations for the three months ended March 31, 2008  are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2007 was extracted from the audited consolidated financial statements contained in the 2007 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first quarter 2008 and 2007 there were no stock options granted under the option plan.  The Company recognized $47,000 and $38,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2008  and 2007 respectively related to previously issued options.

Stock options to purchase 1,320,000 and 2,070,000 shares of common stock were outstanding at March 31, 2008 and 2007, respectively. Of the March 31, 2008 outstanding stock options totaling 1,320,000, none were included in the computation of diluted earnings per share because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.  Of the March 31, 2007 outstanding stock options totaling 2,070,000, all of the options to purchase common stock were included in

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect would have been dilutive.

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

The following table summarizes stock option activity during the three months ended March 31, 2008 :

	Options	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,320,000	$1.71	5.02	$(71,000)
Exercised	—	—
Granted	—	—
Forfeited or expired	—	—
Options outstanding at March 31, 2008	1,320,000	$1.71	4.77	$(693,000)
Options exercisable at March 31, 2008	445,000	$1.63	6.47	$(202,000)

As of March 31, 2008, $354,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.4 years.

4.                                      New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS No. 157 was adopted by the Company on January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financials.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 was

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

adopted by the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company did not elect the fair value option for any of its financial assets or financial liabilities.

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

5.                                      Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2007
Raw materials	$11,158,000	$10,175,000
Work in process	195,000	535,000
Finished goods	3,358,000	3,728,000
	14,711,000	14,438,000
Less reserve for slow-moving, obsolete or unusable inventory	(327,000)	(327,000)
	$14,384,000	$14,111,000

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials was to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Effective April 2006, interest of 3.5% is to be paid annually on this advance and $19,000 is accrued as of March 31, 2008.

Harmony commenced operations in August of 2005.  For the three months ended March 31, 2008 and 2007, Alpha ProTech Engineered Products purchased $801,000 and $598,000, respectively from Harmony.  For the three months ended March 31, 2008 and 2007, the Company recorded equity income in unconsolidated affiliates of $21,000 and $25,000, respectively.  As of March 31, 2008, the Company’s investment in Harmony is $1,229,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $279,000 less $500,000 in repayments of the advance.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Payroll expenses	$138,000	$229,000
Commission and bonus accrual	72,000	706,000
Income tax accrual	—	—
Accrued professional fees	113,000	200,000
Accrued rebates and other	217,000	343,000
	$540,000	$1,478,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended March 31,
	2008	2007

Net income (Numerator)	$139,000	$535,000

Shares (Denominator):

Basic weighted average shares outstanding	25,210,691	24,834,005

Add: Dilutive effect of stock options	—	977,878

Diluted weighted average shares outstanding	25,210,691	25,811,883

Net income per share:

Basic	$0.01	$0.02

Diluted	$0.01	$0.02

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Engineered Products: consisting of a line of construction supply weatherization.  The construction supply weatherization products consist of house wrap and synthetic roof underlayment.  Of note, the Company’s equity in income (loss) of unconsolidated affiliates (Harmony) is included in the total segment income for Engineered Products in the table below.

The accounting policies of the segments excludes charges allocated to corporate office expenses, professional fees, public company expenses, executive and management bonuses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007

Disposable Protective Apparel	$4,454,000	$5,376,000
Infection Control	1,444,000	2,011,000
Engineered Products	1,360,000	1,316,000
Extended Care	266,000	341,000

Consolidated total net sales	$7,524,000	$9,044,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Disposable Protective Apparel	$976,000	$1,276,000
Infection Control	542,000	846,000
Engineered Products	(308,000)	(324,000)
Extended Care	(20,000)	12,000

Total segment income	1,190,000	1,810,000
Unallocated corporate expenses	(967,000)	(943,000)
Provision for income taxes	(84,000)	(332,000)

Consolidated net income	$139,000	$535,000

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

Stock Based Compensation:  We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  For the three months ended March 31, 2008 and March 31, 2007 no options were granted.  We recognized $47,000 in share-based compensation expense in our consolidated financial statements for the three months ended March 31, 2008 related to options issued in prior periods.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value disposable protective apparel and infection control products for the clean room, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of construction weatherization products and a line of medical bed pads and accessories as well as a line of pet beds.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Infection Control segment, consisting of face masks and eye shields; the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds; and the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, medical and dental distributors, pet stores and pet distributors and construction supply and roofing distributors.

Our products are used primarily in clean rooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices, as well as construction supply sites. Our pet beds are used by pet owners and veterinarians.  Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Sales	100.0%	100.0%

Gross profit	45.9%	46.0%

Selling, general and administrative	41.8%	35.6%

Income from operations	2.2%	9.1%

Income before provision for income taxes	3.0%	9.6%

Net income	1.9%	5.9%

Three months ended March 31, 2008, compared to the three months ended March 31, 2007

Sales  Consolidated sales for the three months ended March 31, 2008 decreased to $7,524,000 from $9,044,000 for the three months ended March 31, 2007, representing a decrease of $1,520,000 or 16.8%.  This decrease consists of decreased sales of Disposable Protective Apparel products of $922,000, decreased Infection Control segment sales of $567,000, and decreased sales from our

Extended Care products segment of $75,000, partially offset by increased sales of Engineered Products segment of $44,000.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2008 decreased by $922,000 or 17.2% to $4,454,000 compared to $5,376,000 for the same period of 2007. The decrease is primarily related to decreased sales to our largest distributor as well as lower sales other clean room and industrial distributors.  Shipments to our largest distributor were weak in the first quarter of 2008 primarily due to their loss of some accounts which can be attributed to the closure of some pharmaceutical manufacturing facilities that they sell to and to the loss of a few accounts in which we expect will purchase our products through other distributors.  As well, our largest distributor has adjusted their inventory levels which have affected our sales to them in the first quarter of 2008.  We expect growth in this segment in 2008 due to our expanded distribution network which we further solidified by achieving preferred vendor status with a major national distributor during the first quarter of 2008.

Infection Control segment sales for the three months ended March 31, 2008 decreased by $567,000 or 28.2% to $1,444,000 compared to $2,011,000 for the same period of 2007.  Shield sales in this segment were down by $544,000 and mask sales were down by $23,000.  Shield sales were down primarily due to a large non-recurring order in the first quarter of 2007.  Medical mask sales were down slightly partially offset by higher dental mask sales.  Sales in this segment for the balance of 2008 are expected to be similar to that of 2007.

Engineered Products segment sales for the three months ended March 31, 2008 increased by $44,000 or 3.3% to $1,360,000 as compared to $1,316,000 for the same period of 2007. The increase for the quarter is primarily due to a 132.3% or $429,000 increase in sales of REX Synfelt™ synthetic roof underlayment, partially offset by a 36.1% or $356,000 decrease in sales of REX Wrap™ house wrap.  The breakdown of the Engineered Products sales is as follows for the first quarter: 54% synthetic roof underlayment and 46% house wrap. This compares to 25% synthetic roof underlayment and 75% house wrap and for the first quarter last year.  This segment had growth of 39.6% when compared to the preceding quarter.

The Engineered Products segment sales were impacted by the weak housing market and our change in distribution channel strategy.  The downturn in the housing market has particularly hurt our house wrap sales as fewer houses are being built and distributors continue to keep inventories low.  Our recent ICC-ES approval for our REX Wrap™ house wrap significantly expands our market opportunities as many construction supply companies, builders and architects require this certification to sell the product.  In addition, we continue to be optimistic that the new distribution channel strategy will broaden our ability to take advantage of market opportunities for house wrap and synthetic roof underlayment in 2008.  We are currently working on some significant opportunities with existing and new distributors.  We continue to expect that this segment will increase significantly in 2008, with the bulk of the growth coming in the second half of the year.

Sales from our Extended Care segment decreased by $75,000 or 22.0% to $266,000 for the three months ended March 31, 2008 from $341,000 for the three months ended March 31, 2007.  The decrease in sales is primarily the result of lower pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Gross Profit   Gross profit decreased by 17.2% to $3,450,000 for the three months ended March 31, 2008 from $4,164,000 for the same period in 2007.  The gross profit margin was 45.9% for the three months ended March 31, 2008 compared to 46.0% for the three months ended March 31, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $82,000 or 2.5% to $3,141,000 for the three months ended March 31, 2008 from $3,223,000 for the three months ended March 31, 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 41.8% for the three month ended March 31, 2008 from 35.6 % for the same period in 2007, this is due to the decrease in sales in the first quarter of 2008.  The decrease is primarily due to decreased expenses for the Engineered Products segment of $53,000 and decreased executive bonus of $71,000, partially offset by increased sales & marketing salaries of $36,000.

The Engineered Products segment decrease of $53,000 is primarily due to a decrease of $104,000 in marketing expenses partially offset by a $41,000 increase in commission for independent representatives.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $25,000 were accrued for the three months ended March 31, 2008 as compared to $96,000 in the same period of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $26,000 or 22.6% to $141,000 for the three months ended March 31, 2008 from $115,000 for the same period in 2007.  The increase is primarily attributable to increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $658,000 or 79.7%, to $168,000 for the three months ended March 31, 2008 as compared to income from operations of $826,000 for the three months ended March 31, 2007.  The decrease in income from operations is due to a decrease in gross profit of $714,000, an increase in depreciation and amortization of $26,000, partially offset by a decrease in selling, general and administrative expenses of $82,000.

Net Interest.  For the three months ended March 31, 2008, we had net interest income of $34,000 compared to net interest income of $16,000 for the three months ended March 31, 2007.  Interest income increased by $18,000 to $36,000 for the three month ended March 31, 2008 as compared to $18,000 for the same period of 2007, due to higher cash balances and an interest income accrual for Harmony.  Interest expense was constant at $2,000 for the three month ended March 31, 2008 and 2007.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the three months ended March 31, 2008 was $223,000 compared to $867,000 for the three months ended March 31, 2007, representing a decrease of $644,000 or 74.3%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $658,000, partially offset by an increase in net interest income of $18,000.

Provision for Income Taxes The provision for income taxes for the three months ended March 31, 2008 was $84,000 compared to $332,000 for the three months ended March 31, 2007.  The effective tax rate was 37.7% for the three months ended March 31, 2008 as compared to 38.3% for the same period in 2007.  The decrease in the effective tax rate is due to a reduction in state taxes.

Net Income.  Net income for the three months ended March 31, 2008 was $139,000 compared to net income of $535,000 for the three months ended March 31, 2007, a decrease of $396,000 or 74.0%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $644,000, partially offset by a decrease in income taxes of $248,000.  Net income as a percentage of sales for the months ended March 31, 2008 and 2007 was 1.9% and 5.9% respectively.  Basic and diluted income per share for the three months ended March 31, 2008 and 2007 was $0.01 and $0.02 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents of $2,806,000 and working capital of $22,257,000, a decrease in working capital of 1.8% or $412,000 since December 31, 2007.  As of March 31, 2008, our current ratio was 20.0:1 as compared to 12.7:1 as of December 30, 2007.  Cash decreased by $1,258,000 to $2,806,000 as of March 31, 2008 as compared to $4,064,000 as of December 31, 2007.  The decrease in cash is due primarily to cash used in operating activities of $536,000, and cash paid for the repurchase of common stock of $708,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At March 31, 2008, the prime interest rate was 5.25%.  The line of credit was renewed in May

2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at March 31, 2007.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of March 31, 2008, we did not have any debt.

Net cash used in operating activities was $536,000 for the three months ended March 31, 2008 compared to $1,383,000 net cash used in operating activities for the three months ended March 31, 2007. The net cash used in operating activities of $536,000 for the three months ended March 31, 2008 is due to net income of $139,000, adjusted by the following: an increase in inventory of $273,000, a decrease in accounts receivable of $277,000, an increase in prepaid expenses of $103,000, a decrease in accounts payable and accrued liabilities of $762,000, equity in income of unconsolidated affiliates of $21,000, $47,000 in amortization of share-based compensation,  depreciation and amortization of $141,000 and an decrease in net deferred tax asset of $19,000.

The net cash used in operating activities of $1,383,000 for the three month ended March 31, 2007 is due to net income of $535,000 adjusted by the following: a decrease in accounts payable and accrued liabilities of $682,000, an increase in inventory of $2,067,000, an increase in prepaid expenses of $116,000, non-cash equity income in unconsolidated affiliates of $25,000, a decrease in accounts receivable of $819,000, $38,000 of non-cash share-based compensation expense and depreciation and amortization of $115,000.

Accounts receivable decreased by $277,000 or 6.3% to $4,145,000 as of March 31, 2008 from $4,422,000 as of December 31, 2007.  This decrease is primarily due to decreased sales of 5.4% in the first quarter of 2008 as compared to the fourth quarter of 2007.  The number of days of sales outstanding was 50 days as of March 31, 2008 as compared to 51 days as of December 31, 2007.

Inventory increased by $273,000 or 1.9% to $14,384,000 as of March 31, 2008 from $14,111,000 as of December 31, 2007.  The increase is primarily due to an increase in Disposable Protective Apparel segment inventory of $217,000 and to an increase in inventory for the Engineered Products segment of $102,000 to $8,061,000 as of March 31, 2008 from $7,959,000 as of December 31, 2007.  Commencing in April 2008, the Engineered Products segment will not be placing any purchase orders for our current product line with our joint venture partner until inventory levels have been reduced to levels that are more in line with our sales volume.

Prepaid expenses and other current assets increased by $103,000 to $1,691,000 as of March 31, 2008 from $1,588,000 as of December 31, 2007.  The increase of $103,000 is primarily due to an increase in prepaid tax of $70,000, and an increase in prepaid insurance for Engineered Products of $22,000.

Accounts payable and accrued liabilities as of March 31, 2008 decreased by $762,000 to $1,173,000 from $1,935,000.  The net change in 2008 was primarily due a decrease in accrued liabilities of $938,000, partially offset by an increase in trade payables of $176,000.  Accrued liabilities are down as follows: commission and bonus accrual $634,000, accrued rebates and other $126,000, payroll expenses $91,000 and accrued professional fees $87,000.

Net cash used in investing activities was $14,000 for the three months ended March 31, 2008 compared to net cash used in investing activities of $73,000 for the three months ended March 31, 2007.  Our investing activity in 2008 consisted primarily of expenditures for property and equipment of $10,000 and compared to expenditures for property and equipment of $50,000 and the purchase of intangible assets of $23,000 during the three months ended March 31, 2007.

For the three months ended March 31, 2008, net cash used in financing activities was $708,000 compared to cash provided by financing activities of $705,000 for the same period of 2007.  Our financing activities for the quarter ended March 31, 2008 consisted of the repurchase of 466,500 shares of common stock at a cost of $708,000. Our financing activities for the same period of 2007 consisted of cash proceeds of $469,000 from the exercise of 511,000 stock options and an income tax benefit from stock options exercised of $236,000.

On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.  In addition to the $2,000,000, we have approximately $300,000 available from a previously announced repurchase program, making the total available to repurchase of approximately $2,300,000.  As of March 31, 2008, we have repurchased and retired a total of 3,372,600 shares of common stock at a cost of $4,133,000 through our repurchase program.  Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at March 31, 2008, our contractual cash obligations totaled approximately $954,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years

Operating leases	$954,000	$473,000	$481,000

Total contractual cash obligations	$954,000	$473,000	$481,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Based on our review of new accounting standards released during the quarter ended March 31, 2008, we did not identify any standards requiring adoption that would have a significant impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2008, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 2, 2008 registrant issued a release announcing that it obtained a vendor number to begin distribution through a large national chain of building and home improvement products.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 13, 2008 announcing that it will be reporting its financial results for the fourth quarter and year end of 2007 after the close of the market on Wednesday March 19, 2008 and that it will have a conference call regarding its 2007 fourth quarter and year end at 4:30pm Eastern time on Wednesday March 19, 2008

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 19, announcing registrants’ financial results for the fourth quarter and fiscal year ended December 31, 2007.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 19, 2008 announcing that it obtained ICC-ES approval for its house wrap product.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated April 2, 2008 announcing the stock buyback plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 14, 2008	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 14, 2008	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer