Form 10-Q
period 2008-06-30
ALPHA PRO TECH LTD
filed 2008-08-07
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5 2008.

24,753,753 shares of common stock,     $.01 par value

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year 10-Q’s and 8-K’s as well as the Annual Report on Form 10-K for the year ended December 31, 2007.  The Company’s 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and six months ended June 30, 2008 with the same period in 2007.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007 (1)

Assets
Current assets:
Cash and cash equivalents	$2,605,000	$4,064,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 at June 30, 2008 and $65,000 at December 31, 2007	5,327,000	4,422,000
Inventories, net	13,892,000	14,111,000
Prepaid expenses and other current assets	1,921,000	1,588,000
Deferred income taxes	509,000	419,000
Total current assets	24,254,000	24,604,000

Property and equipment, net	3,214,000	3,439,000
Goodwill, net	55,000	55,000
Intangible assets, net	202,000	180,000
Equity investments in and advances to unconsolidated affiliates	1,246,000	1,208,000
Total assets	$28,971,000	$29,486,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$943,000	$457,000
Accrued liabilities	823,000	1,478,000
Total current liabilities	1,766,000	1,935,000

Deferred income taxes	752,000	747,000
Total liabilities	2,518,000	2,682,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 24,878,555 and 25,583,655 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	249,000	256,000
Additional paid-in capital	25,802,000	26,670,000
Retained earnings (accumulated deficit)	402,000	(122,000)
Total shareholders’ equity	26,453,000	26,804,000
Total liabilities and shareholders’ equity	$28,971,000	$29,486,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2007 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$8,913,000	$9,149,000	$16,437,000	$18,193,000

Cost of goods sold, excluding depreciation and amortization	4,995,000	4,880,000	9,069,000	9,759,000

Gross margin	3,918,000	4,269,000	7,368,000	8,434,000

Expenses:
Selling, general and administrative	3,194,000	3,385,000	6,335,000	6,608,000
Depreciation and amortization	141,000	119,000	282,000	234,000

Income from operations	583,000	765,000	751,000	1,592,000

Other income
Equity in income of unconsolidated affiliates	17,000	41,000	38,000	66,000
Interest, net	17,000	13,000	51,000	29,000

Income before provision for income taxes	617,000	819,000	840,000	1,687,000

Provision for income taxes	232,000	312,000	316,000	644,000

Net income	$385,000	$507,000	$524,000	$1,043,000

Basic net income per share	$0.02	$0.02	$0.02	$0.04

Diluted net income per share	$0.02	$0.02	$0.02	$0.04

Basic weighted average shares outstanding	24,979,571	25,251,724	25,094,775	25,044,019

Diluted weighted average shares outstanding	24,979,571	25,819,663	25,094,775	25,624,061

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$26,804,000

Share- based compensation expense	—	—	97,000	—	97,000

Common Stock repurchased & retired	(705,100)	(7,000)	(965,000)	—	(972,000)

Net income	—	—	—	524,000	524,000

Balance at June 30, 2008	24,878,555	$249,000	$25,802,000	$402,000	$26,453,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$524,000	$1,043,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	97,000	62,000
Depreciation and amortization	282,000	234,000
Deferred income taxes	(85,000)	—
Equity in income of unconsolidated affiliates	(38,000)	(66,000)
Changes in assets and liabilities:
Accounts receivable, net	(905,000)	674,000
Inventories, net	219,000	(2,206,000)
Prepaid expenses and other current assets	(333,000)	(178,000)
Accounts payable and accrued liabilities	(169,000)	(790,000)

Net cash used in operating activities:	(408,000)	(1,227,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(45,000)	(94,000)
Purchase of intangible assets	(34,000)	(37,000)

Net cash used in investing activities	(79,000)	(131,000)

Cash Flows From Financing Activities:
Payments for the repurchase of common stock	(972,000)	—
Income tax benefit from stock options exercised	—	236,000
Proceeds from the exercise of stock options	—	885,000
Net cash (used in) provided by financing activities	(972,000)	1,121,000

Decrease in cash during the period	(1,459,000)	(237,000)

Cash and cash equivalents, beginning of period	4,064,000	1,837,000
Cash and cash equivalents, end of period	$2,605,000	$1,600,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the current year 10-Q’s and 8-K’s, as well as the consolidated financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K (“2007 10-K”). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2007 was extracted from the audited consolidated financial statements contained in the 2007 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first six months 2008 and 2007 there were no stock options granted under the option plan.  The Company recognized $97,000 and $62,000 in share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2008  and 2007, respectively related to previously issued options.

Stock options to purchase 1,320,000 and 1,510,000 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. Of the June 30, 2008 outstanding stock options totaling 1,320,000, none were included in the computation of diluted earnings per share because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.  Of the June 30, 2007 outstanding stock options totaling 1,510,000, all of the options to purchase common stock were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect was dilutive.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company used the Black-Scholes-Merton option pricing model to value the options.  The table below presents the weighted average expected life in years.  Prior to 2008, The Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No.107, “Share- Based Payment (“SAB 107”) for estimating the expected life of the options.  For future grants, the Company will use historical data to estimate the expected life of options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as we have not paid dividends in the past and do not expect to in the future.

The following table summarizes stock option activity during the six months ended June 30, 2008:

	Options	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,320,000	$1.71	5.02	$(71,000)
Exercised	—	—
Granted	—	—
Forfeited or expired	—	—
Options outstanding at June 30, 2008	1,320,000	$1.71	4.52	$(984,000)
Options exercisable at June 30, 2008	445,000	$1.63	6.22	$(300,000)

As of June 30, 2008, $300,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.1 years.

4.                                      New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 was adopted by the Company on January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

5.                                      Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2007
Raw materials	$10,339,000	$10,175,000
Work in process	220,000	535,000
Finished goods	3,695,000	3,728,000
	14,254,000	14,438,000
Less reserve for slow-moving, obsolete or unusable inventory	(362,000)	(327,000)
	$13,892,000	$14,111,000

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

The Company is subject to the provisions of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46R”)” which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, FIN 46R requires the Company to assess whether or not related entities are variable interest entities (VIEs), as defined.  For those related entities that qualify as variable interest entities, FIN 46R requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

The Company has determined that Harmony is not a VIE and is therefore considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets (unaudited).  The Company records its equity interest in Harmony’s results of operations as “Equity in income of unconsolidated affiliates” on the accompanying Consolidated Income Statements (unaudited).

The Company reviews its investment in Harmony for impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock(“APB 18”)”. APB 18 requires

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.  The Company has concluded that no impairment was identified.

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials was to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Effective April 2006, interest of 3.5% is to be paid annually on this advance.  The Company has an interest receivable of $23,000 as of June 30, 2008 related to this agreement.

Harmony commenced operations in August of 2005.  For the six months ended June 30, 2008 and 2007, the Engineered Products segment purchased $1,342,000 and $1,735,000, respectively from Harmony.  For the six months ended June 30, 2008 and 2007, the Disposable Protective Apparel segment purchased $265,000 and $0, respectively from Harmony.  For the six months ended June 30, 2008 and 2007, the Company recorded equity income in unconsolidated affiliates of $38,000 and $66,000, respectively.  As of June 30, 2008, the Company’s investment in Harmony is $1,246,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $296,000 less $500,000 in repayments of the advance.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Payroll expenses	$240,000	$229,000
Commission and bonus accrual	210,000	706,000
Accrued professional fees	146,000	200,000
Accrued rebates and other	227,000	343,000
	$823,000	$1,478,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net income (Numerator)	$385,000	$507,000	$524,000	$1,043,000

Shares (Denominator):

Basic weighted average shares outstanding	24,979,571	25,251,724	25,094,775	25,044,019

Add: Dilutive effect of stock options	—	567,939	—	580,042

Diluted weighted average shares outstanding	24,979,571	25,819,663	25,094,775	25,624,061

Net income per share:

Basic	$0.02	$0.02	$0.02	$0.04

Diluted	$0.02	$0.02	$0.02	$0.04

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table shows net sales for each segment for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2008	2007	2008	2007

Disposable Protective Apparel	$5,333,000	$5,838,000	$9,787,000	$11,214,000
Engineered Products	1,924,000	1,530,000	3,284,000	2,846,000
Infection Control	1,483,000	1,553,000	2,927,000	3,564,000
Extended Care	173,000	228,000	439,000	569,000

Consolidated total net sales	$8,913,000	$9,149,000	$16,437,000	$18,193,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2008	2007	2008	2007
Disposable Protective Apparel	$1,251,000	$1,692,000	$2,315,000	$3,065,000
Engineered Products	116,000	(111,000)	(192,000)	(434,000)
Infection Control	546,000	665,000	1,088,000	1,511,000
Extended Care	(28,000)	(15,000)	(48,000)	(3,000)

Total segment income	1,885,000	2,231,000	3,163,000	4,139,000
Unallocated corporate expenses	(1,268,000)	(1,412,000)	(2,323,000)	(2,452,000)
Provision for income taxes	(232,000)	(312,000)	(316,000)	(644,000)

Consolidated net income	$385,000	$507,000	$524,000	$1,043,000

10.                               Subsequent Events

During the period of July 1, 2008 through July 31, 2008, the Company purchased 107,900 shares of its own common stock at a cost of $110,000.  These shares will be retired.

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements (unaudited) and the notes to our consolidated financial statements (unaudited), which appear elsewhere in this report.

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

Where to find more information about us. We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC. In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

Stock Based Compensation:  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  For the three months ended June 30, 2008 and June 30, 2007 no options were granted.  We recognized $47,000 and $97,000 in share-based compensation expense in our consolidated financial statements for the three and six months ended June 30, 2008 related to options issued in prior periods.  We recognized $38,000 and $62,000 in share-based compensation expense in our consolidated financial statements for the three and six months ended June 30, 2007 related to options issued in prior periods.

The Company uses the Black-Scholes-Merton option pricing model, which was developed for use in estimatiing the fair value of traded options that have no vesting restrictions and that are fully transferable.  Option valuation models require the input of highly subjective assumptions including expected stock price volatiliy.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.  Prior to 2008, we used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (“SAB 107”) for estimating the expected life of options.  For future grants, we will use historical data to estimate the expected life of options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatility of the expected life in years.  We use an estimated dividend payout ratio of zero as we have not paid dividends in the past and do not expect to in the future.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the clean room, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of construction weatherization products and a line of medical bed pads and accessories as well as a line of pet beds.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	44.0%	46.7%	44.8%	46.4%

Selling, general and administrative	35.8%	37.0%	38.5%	36.3%

Income from operations	6.5%	8.4%	4.6%	8.6%

Income before provision for income taxes	6.9%	9.0%	5.1%	9.3%

Net income	4.3%	5.5%	3.2%	5.7%

Three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007

Sales  Consolidated sales for the three months ended June 30, 2008 decreased to $8,913,000 from $9,149,000 for the three months ended June 30, 2007, representing a decrease of $236,000 or 2.6%.  This decrease consists of decreased sales of Disposable Protective Apparel products of $505,000, decreased Infection Control segment sales of $70,000, and decreased sales from our Extended Care products segment of $55,000, partially offset by increased sales of Engineered Products segment of $394,000.  Although sales are down 2.6% for the quarter, they are up $1,389,000 or 18.5% from the prior quarter, with Disposable Protective Apparel up $879,000 or 19.7% and Engineered Products up $564,000 or 41.5%.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2008 decreased by $505,000 or 8.7% to $5,333,000 compared to $5,838,000 for the same period of 2007.  The decrease is primarily related to decreased sales to our largest distributor as well as lower sales to other clean room and industrial distributors, partially offset by increased sales to a major national distributor in which we received preferred vendor status during the first quarter of 2008.  Although shipments to our largest distributor were down compared to second quarter 2007, they were up 16.7% compared to the first quarter 2008.  Although sales for this segment for the three months ended June 30, 2008 are down compared to the second quarter of last year, they are up $879,000 or 19.7% compared to the first quarter of 2008.

Engineered Products segment sales for the three months ended June 30, 2008 increased by $394,000 or 25.8% to $1,924,000 as compared to $1,530,000 for the same period of 2007.  Sales for the month of June 2008 were a record at $965,000.  The two highest months in the past year were May and June 2008.  The increase for the quarter is primarily due to a 40.4% or $274,000 increase in sales of REX™ Wrap house wrap and a 13.1% or $116,000 increase in sales of REX™ Synfelt synthetic roof underlayment.  This is the highest revenue quarter for REX™ Synfelt synthetic roof underlayment since the inception of this product line, as well as the highest revenue quarter for REX™ Wrap house wrap since the first quarter of 2007.  The sales mix of the Engineered Products sales for second quarter 2008 was: 51% synthetic roof underlayment and 49% house wrap, compared to 52% synthetic roof underlayment and 48% house wrap for second quarter 2007.  This segment had growth of 41.5% when compared to the first quarter of 2008 with house wrap sales increasing by 50.2% and with synthetic roof underlayment sales increasing by 33.0%.

Our change in distribution channel strategy is starting to gain momentum as evidenced above.  Our synthetic roof underlayment revenue is being positively affected by the increase in crude oil which has increased the price of felt paper such that the felt paper is equivalent to or in some markets more expensive than synthetic roof underlayment.  Our recent ICC-ES approval for our REX™ Wrap house wrap significantly expands our market opportunities as many construction supply companies, builders and architects require this certification to sell the product.  Although our house wrap sales are growing and we expect will continue to grow, the downturn in the housing market continues to affect our house wrap sales as fewer houses are being built and distributors continue to keep inventories low.

We continue to be optimistic that the new distribution channel strategy will broaden our ability to take advantage of market opportunities for house wrap and synthetic roof underlayment in 2008 and in the future.  We are currently working on opportunities with existing and new distributors and expect that this segment will significantly increase in the coming quarters.

Infection Control segment sales for the three months ended June 30, 2008 decreased by $70,000 or 4.5% to $1,483,000 compared to $1,553,000 for the same period of 2007.  Mask sales were down and shield sales were basically flat when compared to last year’s second quarter.  Mask sales decreased during the second quarter 2008 due to a decrease in N-95 respirator mask sales.  Medical mask sales also decreased but were partially offset by higher dental mask sales.  Sales in this segment for the balance of 2008 are expected to be similar to that of 2007.

Sales from our Extended Care segment decreased by $55,000 or 24.1% to $173,000 for the three months ended June 30, 2008 from $228,000 for the three months ended June 30, 2007.  The decrease in sales is primarily the result of both lower medical pad and pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Consolidated sales for the six months ended June 30, 2008 decreased to $16,437,000 from $18,193,000 for the six months ended June 30, 2007, representing a decrease of $1,756,000 or 9.7%.  This decrease consists of decreased sales of Disposable Protective Apparel products of $1,427,000, decreased Infection Control segment sales of $637,000, and decreased sales from our Extended Care products segment of $130,000, partially offset by increased sales of Engineered Products segment of $438,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2008 decreased by $1,427,000 or 12.7% to $9,787,000 compared to $11,214,000 for the same period of 2007.  The decrease is primarily related to decreased sales to our largest distributor as well as lower sales to other clean room and industrial distributors, partially offset by increased sales to a major national distributor in which we received preferred vendor status during the first quarter of 2008.  We expect sales in the second half of 2008 to be improved from the first half of 2008 but still expect a single digit decline for the year.

Engineered Products segment sales for the six months ended June 30, 2008 increased by $438,000 or 15.4% to $3,284,000 as compared to $2,846,000 for the same period of 2007.  The increase for the six months ended June 30, 2008 is primarily due to a 45.2% or $545,000 increase in sales of REX™ Synfelt synthetic roof underlayment, partially offset by a 4.9% or $82,000 decrease in sales of REX™ Wrap house wrap.  The sales mix of the Engineered Products sales for the six months ended June 30, 2008: 53% synthetic roof underlayment and 47% house wrap compared to 39% synthetic roof underlayment and 61% house wrap for the six months ended June 30, 2007.

Infection Control segment sales for the six months ended June 30, 2008 decreased by $637,000 or 17.9% to $2,927,000 compared to $3,564,000 for the same period of 2007.  Shield sales in this segment were down by $540,000 and mask sales were down by $97,000.  Shield sales were down primarily due to a large non-recurring order in the first quarter of 2007.  Mask sales decreased during second quarter 2008 primarily due a decrease in N-95 respirator mask sales.  Medical mask sales also decreased but, were partially offset by higher dental mask sales.  Sales in this segment for the balance of 2008 are expected to be similar to those of 2007.

Sales from our Extended Care segment decreased by $130,000 or 22.9% to $439,000 for the six months ended June 30, 2008 from $569,000 for the six months ended June 30, 2007.  The decrease in sales is primarily the result of lower pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Gross Profit  Gross profit decreased by 8.2% to $3,918,000 for the three months ended June 30, 2008 from $4,269,000 for the same period in 2007.  The gross profit margin was 44.0% for the three months ended June 30, 2008 compared to 46.7% for the three months ended June 30, 2007.

Gross profit margin has been affected primarily by increases in raw material costs principally due to higher crude oil prices, increased labor costs in China due to inflation and the strengthening Chinese dollar and to a lesser extent due to product mix.

Gross profit decreased by 12.6% to $7,368,000 for the six months ended June 30, 2008 from $8,434,000 for the same period in 2007.  The gross profit margin was 44.8% for the six months ended June 30, 2008 compared to 46.4% for the three months ended June 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $191,000 or 5.6% to $3,194,000 for the three months ended June 30, 2008 from $3,385,000 for the three months ended June 30, 2007.  As a percentage of net sales, selling, general and administrative expenses decreased to 35.8% for the three month ended June 30, 2008 from 37.0 % for the same period in 2007.  The decrease is primarily due to decreased expenses for the Engineered Products segment of $149,000, decreased travel of $62,000 and a severance agreement of $320,000 in April 2007, partially offset by increased public company related expenses of $55,000, increased insurance of $33,000, increased employee compensation of $96,000, increased option expense of $27,000, increased trade show expense of $43,000, increased marketing expense of $33,000, increased professional fees of $28,000 and increased loss on foreign exchange of $19,000.

Selling, general and administrative expenses decreased by $273,000 or 4.1% to $6,335,000 for the six months ended June 30, 2008 from $6,608,000 for the six months ended June 30, 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 38.5% for the six month ended June 30, 2008 from 36.3 % for the same period in 2007.  The decrease is primarily due to decreased expenses for the Engineered Products segment of $202,000, decreased travel of $143,000 and a severance agreement of $320,000 in April 2007, partially offset by increased public company expenses of $70,000, increased insurance of $37,000, increased employee compensation of $77,000, increased option expense of $35,000, increased trade show expense of $55,000, increased marketing expense of $43,000, increased professional fees of $43,000 and increased loss on foreign exchange of $43,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $68,000 were accrued for the three months ended June 30, 2008 as compared to $92,000 in the same period of 2007.  Total bonuses of $93,000 were accrued for the six months ended June 30, 2008 as compared to $188,000 in the same period of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $22,000 or 18.5% to $141,000 for the three months ended June 30, 2008 from $119,000 for the same period in 2007.  Depreciation and amortization expense increased by $48,000 or 20.5% to $282,000 for the six months ended June 30, 2008 from $234,000 for the same period in 2007.

The increase is primarily attributable to increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $182,000 or 23.8%, to $583,000 for the three months ended June 30, 2008 as compared to income from operations of $765,000 for the three months ended June 30, 2007.  The decrease in income from operations is due to a decrease in gross profit of $351,000, an increase in depreciation and amortization of $22,000, partially offset by a decrease in selling, general and administrative expenses of $191,000.

Income from operations decreased by $841,000 or 52.8%, to $751,000 for the six months ended June 30, 2008 as compared to income from operations of $1,592,000 for the same period of 2007.  The decrease in income from operations is due to a decrease in gross profit of $1,066,000, an increase in depreciation and amortization of $48,000, partially offset by a decrease in selling, general and administrative expenses of $273,000.

Net Interest.  For the three months ended June 30, 2008, net interest income was $17,000 compared to net interest income of $13,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, net interest income was $51,000 compared to net interest income of $29,000 for the six months ended June 30, 2007.

Income Before Provision for Income Taxes.  Income before provision for income taxes for the three months ended June 30, 2008 was $617,000 compared to $819,000 for the three months ended June 30, 2007, representing a decrease of $202,000 or 24.7%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $182,000 and a decrease of $24,000 in equity in income of unconsolidated affiliates (Harmony), partially offset by an increase in net interest income of $4,000.  For the three months ended June 30, 2008, the Engineered Products segment had income before income taxes for the first time since the fourth quarter of 2006.

Income before provision for income taxes for the six months ended June 30, 2008 was $840,000 compared to $1,687,000 for the six months ended June 30, 2007, representing a decrease of $847,000 or 50.2%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $841,000 and a decrease of $28,000 in equity in income of unconsolidated affiliates (Harmony), partially offset by an increase in net interest income of $22,000.

Provision for Income Taxes The provision for income taxes for the three months ended June 30, 2008 was $232,000 compared to $312,000 for the same period of 2007.  The effective tax rate was 37.6% for the three months ended June 30, 2008 as compared to 38.1% for the same period in 2007.

The provision for income taxes for the six months ended June 30, 2008 was $316,000 compared to $644,000 for the same period of 2007.  The effective tax rate was 37.6% for the six months ended June 30, 2008 as compared to 38.2% for the same period in 2007.

Net Income.  Net income for the three months ended June 30, 2008 was $385,000 compared to net income of $507,000 for the three months ended June 30, 2007, a decrease of $122,000 or 24.1%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $202,000, partially offset by a decrease in income taxes of $80,000.  Net income as a percentage of sales for the months ended June 30, 2008 and 2007 was 4.3% and 5.5% respectively.  Basic and diluted income per share for the three months ended June 30, 2008 and 2007 was $0.02.

Net income for the six months ended June 30, 2008 was $524,000 compared to net income of $1,043,000 for the six months ended June 30, 2007, a decrease of $519,000 or 49.8%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $847,000, partially offset by a decrease in income taxes of $328,000.  Net income as a percentage of sales for the months ended June 30, 2008 and 2007 was 3.2% and 5.7%, respectively.  Basic and diluted income per share for the six months ended June 30, 2008 and 2007 was $0.02 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents of $2,605,000 and working capital of $22,488,000, a decrease in working capital of 0.8% or $181,000 since December 31, 2007.  As of June 30, 2008, our current ratio was 13.7:1 as compared to 12.7:1 as of December 30, 2007.  Cash decreased by $1,459,000 to $2,605,000 as of June 30, 2008 as compared to $4,064,000 as of December 31, 2007.  The decrease in cash is due primarily to cash paid for the repurchase of common stock of $972,000 and cash used in operating activities of $408,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2008, the prime interest rate was 5.00%.  The line of credit was renewed in May 2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at June 30, 2007.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2008, we did not have any debt.

Net cash used in operating activities was $408,000 for the six months ended June 30, 2008 compared to $1,227,000 net cash used in operating activities for the six months ended June 30, 2007. The net cash used in operating activities of $408,000 for the six months ended June 30, 2008 is due to net income of $524,000, adjusted by the following: an increase in accounts receivable of $905,000, an increase in prepaid expenses of $333,000, an increase in net deferred tax asset of $85,000, a decrease in accounts payable and accrued liabilities of $169,000, equity in income of unconsolidated affiliates of $38,000, a decrease in inventory of $219,000, amortization of share-based compensation expense of $97,000 and depreciation and amortization of $282,000.

The net cash used in operating activities of $1,227,000 for the six month ended June 30, 2007 is due to net income of $1,043,000 adjusted by the following: a decrease in accounts payable and accrued liabilities of $790,000, an increase in inventory of $2,206,000, an increase in prepaid expenses of $178,000, non-cash equity income in unconsolidated affiliates of $66,000, a decrease in accounts receivable of $674,000, non-cash share-based compensation expense of $62,000 and depreciation and amortization of $234,000.

Accounts receivable increased by $905,000 or 20.5% to $5,327,000 as of June 30, 2008 from $4,422,000 as of December 31, 2007.  This increase is primarily due to increased sales in the latter two month of the second quarter of 2008 as compared to the latter two months of the fourth quarter of 2007.  The number of days of sales outstanding was 54 days as of June 30, 2008 as compared to 51 days as of December 31, 2007.

Inventory decreased by $219,000 or 1.6% to $13,892,000 as of June 30, 2008 from $14,111,000 as of December 31, 2007.  The decrease is primarily due to a decrease in inventory for the Engineered Products segment of $176,000 to $7,783,000 as of June 30, 2008 from $7,959,000 as of December 31, 2007.  From the end of the first quarter, Engineered Products inventory has decreased by $278,000.  Although we ceased placing new purchase orders for our current product line with our joint venture partner in April, purchase orders placed prior to April were received in April and May and in June we did not receive any new inventory from our joint venture.  For the month of June, the Engineered Products inventory has decreased by $455,000.  We expect our inventory to be reduced significantly in the coming quarters to levels that are more in line with our sales volume.

Prepaid expenses and other current assets increased by $333,000 to $1,921,000 as of June 30, 2008 from $1,588,000 as of December 31, 2007.  The increase of $333,000 is primarily due to an increase in prepaid Disposable Protective Apparel inventory from Asia of $534,000, partially offset by a decrease in prepaid tax of $182,000 and a decrease in prepaid insurance for Engineered Products of $37,000.

Accounts payable and accrued liabilities as of June 30, 2008 decreased by $169,000 to $1,766,000 from $1,935,000.  The net change in 2008 was primarily due a decrease in accrued liabilities of $655,000, partially offset by an increase in trade payables of $486,000.  Accrued liabilities are down as follows: commission and bonus accrual $496,000, accrued rebates and other $116,000, accrued professional fees $54,000, partially offset by an increase in payroll expenses $11,000.

Net cash used in investing activities was $79,000 for the six months ended June 30, 2008 compared to net cash used in investing activities of $131,000 for the six months ended June 30, 2007.  Our investing activity for the six months in 2008 consisted of expenditures for property and equipment of $45,000 and the purchase of intangible assets of $34,000, compared to $94,000 and $37,000, respectively, for the same period of 2007.

For the six months ended June 30, 2008, net cash used in financing activities was $972,000 compared to cash provided by financing activities of $1,121,000 for the same period of 2007.  Our financing activities for the six months ended June 30, 2008 consisted of the repurchase of 705,100 shares of common stock at a cost of $972,000. Our financing activities for the same period of 2007 consisted of cash proceeds of $885,000 from the exercise of 1,021,375 stock options and an income tax benefit from stock options exercised of $236,000.

On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.  As of June 30, 2008 we have $2,124,000 available on our repurchase program.  For the six months ended June 30, 2008, we have repurchased and retired 705,100 shares of common stock at a cost of $972,000.  As of June 30, 2008, we have repurchased and retired a total of 3,611,200 shares of common stock at a cost of $4,397,000 through our repurchase program.  Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at June 30, 2008, our contractual cash obligations totaled approximately $798,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years

Operating leases	$798,000	$317,000	$481,000

Total contractual cash obligations	$798,000	$317,000	$481,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 was adopted by the Company on January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2008, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
January 1 – 31, 2008	419,100	$1.56	3,325,200	$443,000
February 1 – 29, 2008	—	—	3,325,200	$443,000
March 1- 31, 2008	47,400	$1.15	3,372,600	$388,000
April 1 – 30, 2008	71,200	$1.17	3,443,800	$2,304,000
May 1 – 31, 2008	110,700	$1.09	3,554,500	$2,182,000
June 1 – 30, 2008	56,700	$1.01	3,611,200	$2,124,000

We have and will continue to retire all unregistered equity securities.

(1) On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Registrant held its Annual Meeting of Shareholders June 9, 2008.

(b) The following persons were elected Directors pursuant to the votes indicated:

NAME	FOR	WITHHELD

Sheldon Hoffman	17,860,907	2,657,445

Alexander Millar	17,883,907	2,634,445

Danny Montgomery	18,423,146	2,095,206

Robert Isaly	17,772,730	2,745,622

John Ritota	17,802,666	2,715,686

Russell Manock	17,841,126	2,677,226

David Anderson	17,843,487	2,674,865

(c)The only other matter to be voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Registrant’s independent registered public accountants as follows:

For	Against	Abstain

19,944,913	436,917	136,521

ITEM 5. OTHER INFORMATION

None.

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

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated May 13, announcing registrants’ financial results for the first quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 7, 2008	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 7, 2008	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer