Form 10-Q
period 2008-09-30
ALPHA PRO TECH LTD
filed 2008-11-06
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2008. 24,249,753 shares of common stock, $.01 par value

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

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

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year 10-Q’s and 8-K’s as well as the Annual Report on Form 10-K for the year ended December 31, 2007.  The Company’s 2007 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and nine months ended September 30, 2008 with the same period in 2007.

Alpha Pro Tech, Ltd.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007 (1)

Assets
Current assets:
Cash and cash equivalents	$4,817,000	$4,064,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 at September 30, 2008 and $65,000 at December 31, 2007	5,113,000	4,422,000
Inventories, net	12,655,000	14,111,000
Prepaid expenses and other current assets	1,324,000	1,588,000
Deferred income taxes	509,000	419,000
Total current assets	24,418,000	24,604,000

Property and equipment, net	3,083,000	3,439,000
Goodwill, net	55,000	55,000
Intangible assets, net	202,000	180,000
Equity investments in and advances to unconsolidated affiliates	1,331,000	1,208,000
Total assets	$29,089,000	$29,486,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$212,000	$457,000
Accrued liabilities	1,235,000	1,478,000
Total current liabilities	1,447,000	1,935,000

Deferred income taxes	751,000	747,000
Total liabilities	2,198,000	2,682,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 24,557,255 and 25,583,655 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	246,000	256,000
Additional paid-in capital	25,498,000	26,670,000
Retained earnings (accumulated deficit)	1,147,000	(122,000)
Total shareholders’ equity	26,891,000	26,804,000
Total liabilities and shareholders’ equity	$29,089,000	$29,486,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2007 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$10,217,000	$9,308,000	$26,654,000	$27,501,000

Cost of goods sold, excluding depreciation and amortization	5,862,000	4,913,000 3	14,931,000	14,671,000 3

Gross margin	4,355,000	4,395,000	11,723,000	12,830,000

Expenses:
Selling, general and administrative	3,078,000	2,949,000	9,413,000	9,557,000
Depreciation and amortization	151,000	114,000	433,000	349,000

Income from operations	1,126,000	1,332,000	1,877,000	2,924,000

Other income
Equity in income of unconsolidated affiliates	85,000	128,000	123,000	194,000
Interest, net	7,000	28,000	59,000	58,000

Income before provision for income taxes	1,218,000	1,488,000	2,059,000	3,176,000

Provision for income taxes	473,000	572,000	790,000	1,216,000

Net income	$745,000	$916,000	$1,269,000	$1,960,000

Basic net income per share	$0.03	$0.04	$0.05	$0.08

Diluted net income per share	$0.03	$0.04	$0.05	$0.08

Basic weighted average shares outstanding	24,720,617	25,626,172	24,979,837	25,240,202

Diluted weighted average shares outstanding	24,720,617	25,636,151	24,979,837	25,630,223

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

				(Accumulated
			Additional	Deficit)
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$26,804,000
Share- based compensation expense	—	—	153,000	—	153,000
Common Stock repurchased & retired	(1,026,400)	(10,000)	(1,325,000)	—	(1,335,000)
Net income	—	—	—	1,269,000	1,269,000
Balance at September 30, 2008	24,557,255	$246,000	$25,498,000	$1,147,000	$26,891,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,269,000	$1,960,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	153,000	104,000
Depreciation and amortization	433,000	349,000
Deferred income taxes	(86,000)	(48,000)
Equity in income of unconsolidated affiliates	(123,000)	(194,000)
Changes in assets and liabilities:
Accounts receivable, net	(691,000)	878,000
Inventories, net	1,456,000	(1,157,000)
Prepaid expenses and other current assets	264,000	132,000
Accounts payable and accrued liabilities	(488,000)	(803,000)

Net cash provided by operating activities:	2,187,000	1,221,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(56,000)	(341,000)
Purchase of intangible assets	(43,000)	(37,000)

Net cash used in investing activities	(99,000)	(378,000)

Cash Flows From Financing Activities:
Payments for the repurchase of common stock	(1,335,000)	—
Income tax benefit from stock options exercised	—	189,000
Proceeds from the exercise of stock options	—	1,318,000
Net cash (used in) provided by financing activities	(1,335,000)	1,507,000

Increase in cash during the period	753,000	2,350,000

Cash and cash equivalents, beginning of period	4,064,000	1,837,000
Cash and cash equivalents, end of period	$4,817,000	$4,187,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the current year 10-Q’s and 8-K’s, as well as the consolidated financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K (“2007 10-K”). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2007 was extracted from the audited consolidated financial statements contained in the 2007 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first nine months 2008 and 2007 there were 550,000 and 435,000 stock options granted, respectively, under the option plan.  The Company recognized $153,000 and $104,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2008  and 2007, respectively related to previously issued options.

Stock options to purchase 1,870,000 and 1,460,000 shares of common stock were outstanding at September 30, 2008 and 2007, respectively. As of September 30, 2008 none of the outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.  Of the September 30, 2007 outstanding stock options totaling 1,460,000, all of the options to purchase common stock were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore,

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

the effect was dilutive.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, The Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No.107, “Share- Based Payment (“SAB 107”) for estimating the expected life of the options.  For options granted during the quarter ended September 30, 2008 the Company used historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as the Company has not paid dividends in the past and does not expect to in the future.

 As of September 30, 2008, $487,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.8 years.

4.                                      New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”),” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 was adopted by the Company on January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

“Financial Liabilities (“SFAS 159”).” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted for fiscal 2008; however, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended September 30, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company is currently evaluating the impact of SFAS 160 on the consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).” This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows

5.                                      Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$9,049,000	$10,175,000
Work in process	254,000	535,000
Finished goods	3,714,000	3,728,000
	13,017,000	14,438,000
Less reserve for slow-moving, obsolete or unusable inventory	(362,000)	(327,000)
	$12,655,000	$14,111,000

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

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony Plastics Private Limited, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  Harmony has also built a 60,000 square-foot facility for the manufacturing of house wrap and other building products.

The Company is subject to the provisions of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46R”),” which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, FIN 46R requires the Company to assess whether or not related entities are variable interest entities (VIEs), as defined.  For those related entities that qualify as variable interest entities, FIN 46R requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company reviews its investment in Harmony for impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (“APB 18”).” APB 18 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.  The Company has concluded that no impairment was identified.

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials was to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Effective April 2006, interest of 3.5% is to be paid annually on this advance.  The Company has an interest receivable of $27,000 as of September 30, 2008 related to this agreement.

Harmony commenced operations in August of 2005.  For the nine months ended September 30, 2008 and 2007, the Engineered Products segment purchased $1,484,000 and $2,331,000, respectively from Harmony.  For the nine months ended September 30, 2008 and 2007, the Disposable Protective Apparel segment purchased $321,000 and $0, respectively from Harmony.  For the nine months ended September 30, 2008 and 2007, the Company recorded equity income in unconsolidated affiliates of $123,000 and $194,000, respectively.  As of September 30, 2008, the Company’s investment in Harmony is $1,331,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $381,000 less $500,000 in repayments of the advance.

7.                          Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Payroll	$165,000	$229,000
Commission and bonus accrual	409,000	706,000
Accrued professional fees	161,000	200,000
Accrued rebates and other	182,000	343,000
Income tax payable	318,000	—
	$1,235,000	$1,478,000

8.                          Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (Numerator)	$745,000	$916,000	$1,269,000	$1,960,000

Shares (Denominator):

Basic weighted average shares outstanding	24,720,617	25,626,172	24,979,837	25,240,202

Add: Dilutive effect of stock options	—	9,979	—	390,021

Diluted weighted average shares outstanding	24,720,617	25,636,151	24,979,837	25,630,223

Net income per share:

Basic	$0.03	$0.04	$0.05	$0.08

Diluted	$0.03	$0.04	$0.05	$0.08

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows net sales for each segment for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Month Ended September 30,
	2008	2007	2008	2007

Disposable Protective Apparel	$5,439,000	$6,163,000	$15,226,000	$17,377,000
Engineered Products	3,155,000	1,407,000	6,439,000	4,253,000
Infection Control	1,456,000	1,514,000	4,384,000	5,078,000
Extended Care	167,000	224,000	605,000	793,000

Consolidated total net sales	$10,217,000	$9,308,000	$26,654,000	$27,501,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Month Ended September 30,
	2008	2007	2008	2007
Disposable Protective Apparel	$1,378,000	$1,853,000	$3,691,000	$4,916,000
Engineered Products	535,000	(57,000)	343,000	(490,000)
Infection Control	583,000	674,000	1,670,000	2,185,000
Extended Care	(51,000)	(15,000)	(99,000)	(17,000)

Total segment income	2,445,000	2,455,000	5,605,000	6,594,000
Unallocated corporate expenses	(1,227,000)	(967,000)	(3,546,000)	(3,418,000)
Provision for income taxes	(473,000)	(572,000)	(790,000)	(1,216,000)

Consolidated net income	$745,000	$916,000	$1,269,000	$1,960,000

10.                               Subsequent Events

During the period of October 1, 2008 through October 31, 2008, the Company purchased 307,500 shares of its own common stock at a cost of $ 369,000.  These shares will be retired.

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

Stock Based Compensation:  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  For the nine months ended September 30, 2008 and September 30, 2007, 550,000 and 435,000 options were granted respectively.  We recognized $55,000 and $153,000 in share-based compensation expense in our consolidated financial statements for the three and nine months ended September 30, 2008 related to options issued in prior periods.  We recognized $42,000 and $104,000 in share-based compensation expense in our consolidated financial statements for the three and nine months ended September 30, 2007 related to options issued in prior periods.

The Company uses the Black-Scholes-Merton option pricing model, which was developed for use in estimatiing the fair value of traded options that have no vesting restrictions and that are fully transferable.  Option valuation models require the input of highly subjective assumptions including expected stock price volatiliy.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.  Prior to 2008, we used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment (“SAB 107”) for estimating the expected life of options. For options granted during the quarter ended September 30, 2008 the Company used historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatility of the expected life in years.  We use an estimated dividend payout ratio of zero as we have not paid dividends in the past and do not expect to in the future.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	42.6%	47.2%	44.0%	46.7%

Selling, general and administrative	30.1%	31.7%	35.3%	34.8%

Income from operations	11.0%	14.3%	7.0%	10.6%

Income before provision for income taxes	11.9%	16.0%	7.7%	11.5%

Net income	7.3%	9.8%	4.8%	7.1%

Three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007

Sales  Consolidated sales for the three months ended September 30, 2008 increased to $10,217,000 from $9,308,000 for the three months ended September 30, 2007, representing an increase of $909,000 or 9.8%.  This increase consists of increased sales of Engineered Products segment of $1,748,000, partially offset by decreased Disposable Protective Apparel products of $724,000, decreased Infection Control segment sales of $58,000 and decreased sales from our Extended Care products segment of $57,000.  Quarter over quarter sales this year has increased from $7,524,000 in the first quarter to $8,913,000 in the second quarter to $10,217,000 in the third quarter of 2008.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2008 decreased by $724,000 or 11.7% to $5,439,000 compared to $6,163,000 for the same period of 2007.  The decrease is primarily related to decreased sales to our largest distributor as well as lower sales to other clean room and industrial distributors, partially offset by increased sales to a major national distributor in which we received preferred vendor status during the first quarter of 2008.  Although sales for this segment were down for the quarter, sales have increased quarter over quarter in the second and third quarters of this year.

Engineered Products segment sales for the three months ended September 30, 2008 increased by $1,748,000 or 124.2% to $3,155,000 as compared to $1,407,000 for the same period of 2007.  The increase for the quarter is primarily due to a 258.9% or $1,640,000 increase in sales of REX™ Synfelt synthetic roof underlayment and a 14.7% or $108,000 increase in sales of REX™ Wrap house wrap. The sales for the first, second and third quarters of 2008 were $1,360,000, $1,924,000 and $3,155,000 respectively.  This segment had growth of 64.0% in the third quarter 2008 when compared to the second quarter of 2008 and growth of 41.5% in the second quarter of 2008 when compared to the first quarter of 2008.

REX™ Synfelt synthetic roof underlayment sales of $2,308,000 was by far the highest quarterly sales since the inception of the product line, up from the previous record of $996,000 in second quarter of 2008.  As well, this was the second highest revenue quarter for REX™ Wrap house wrap since the first quarter of 2007, following only the second quarter of 2008.  The sales mix of the Engineered Products sales for second quarter 2008 was: 72% synthetic roof underlayment and 28% house wrap, compared to 45% synthetic roof underlayment and 55% house wrap for third quarter 2007.

Our change in distribution channel strategy is starting to gain momentum as evidenced above.  Our REX™ synthetic roof underlayment is being positively received as a cost effective and superior alternative to felt paper.  Our ICC-ES approval for our REX™ Wrap house wrap significantly expands our market opportunities as many construction supply companies, builders and architects require this certification to sell the product.  Although our house wrap sales are growing and we expect will continue to grow, the downturn in the housing market continues to affect our house wrap sales as fewer houses are being built and distributors continue to keep inventories low.

We continue to be optimistic that the new distribution channel strategy will broaden our ability to take advantage of market opportunities for house wrap and synthetic roof underlayment throughout the remainder of 2008 and in the future.  We are currently working on opportunities with existing and new distributors and we are optimistic about the future of this segment.

Infection Control segment sales for the three months ended September 30, 2008 decreased by $58,000 or 3.8% to $1,456,000 compared to $1,514,000 for the same period of 2007.  Mask sales were down 2.6% and shield sales were down 7.5% when compared to last year’s third quarter.  Medical mask sales were down but were partially offset by higher dental and industrial mask sales.  Mask sales in this segment for the balance of 2008 are expected to be similar to that of 2007.  Shield sales are expected to increase considerably over the next three quarters as subsequent to quarter end, we received a $1.7 million shield order from the same customer from which we received the non-recurring order from in the first quarter of 2007.

Sales from our Extended Care segment decreased by $57,000 or 25.4% to $167,000 for the three months ended September 30, 2008 from $224,000 for the three months ended September 30, 2007.  The decrease in sales is primarily the result of lower pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Consolidated sales for the nine months ended September 30, 2008 decreased to $26,654,000 from $27,501,000 for the nine months ended September 30, 2007, representing a decrease of $847,000 or 3.1%.  This decrease consists of decreased sales of Disposable Protective Apparel products of $2,151,000, decreased Infection Control segment sales of $694,000, and decreased sales from our Extended Care products segment of $188,000, partially offset by increased sales of Engineered Products segment of $2,186,000.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2008 decreased by $2,151,000 or 12.4% to $15,226,000 compared to $17,377,000 for the same period of 2007.  The decrease is primarily related to decreased sales to our largest distributor as well as lower sales to other clean room and industrial distributors, partially offset by increased sales to a major national distributor in which we received preferred vendor status during the first quarter of 2008.  We expect sales for the balance of 2008 to be improved as compared to the same period last year.

Engineered Products segment sales for the nine months ended September 30, 2008 increased by $2,186,000 or 51.4% to $6,439,000 as compared to $4,253,000 for the same period of 2007.  The increase for the nine months ended September 30, 2008 is primarily due to a 119.5% or $2,173,000 increase in sales of REX™ Synfelt synthetic roof underlayment and a 1.4% or $13,000 increase in sales of REX™ Wrap house wrap.  The sales mix of the Engineered Products sales for the six months ended September 30, 2008: 62% synthetic roof underlayment and 38% house wrap compared to 43% synthetic roof underlayment and 57% house wrap for the six months ended June 30, 2007.

Infection Control segment sales for the nine months ended September 30, 2008 decreased by $694,000 or 13.7% to $4,384,000 compared to $5,078,000 for the same period of 2007.  Shield sales in this segment were down by $566,000 and mask sales were down by $128,000 or 3.7%.  Shield sales were down primarily due to a large non-recurring order in the first quarter of 2007.  Mask sales overall decreased for the nine months primarily due a decrease in N-95 respirator mask sales partially offset by an increase in dental and industrial mask sales for the first nine months of 2008.

Sales from our Extended Care segment decreased by $188,000 or 23.7% to $605,000 for the nine months ended September 30, 2008 from $793,000 for the nine months ended September 30, 2007.  The decrease in sales is primarily the result of lower pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Gross Profit   Gross profit decreased by 0.9% to $4,355,000 for the three months ended September 30, 2008 from $4,395,000 for the same period in 2007.  The gross profit margin was 42.6% for the three months ended September 30, 2008 compared to 47.2% for the three months ended September 30, 2007.

Gross profit decreased by 8.6% to $11,723,000 for the nine months ended September 30, 2008 from $12,830,000 for the same period in 2007.  The gross profit margin was 44.0% for the nine months ended September 30, 2008 compared to 46.7% for the nine months ended September 30, 2007.

Gross profit margin for the third quarter of 2008 has primarily been affected by the change in product mix in which Engineered Products sales, which has lower margins, was 30.9% of third quarter 2008 sales as compared to 15.1% for the same quarter of last year.  Additionally, raw material costs have increased in China and the United States due to higher crude oil prices, increased labor costs in China and the strengthening Chinese currency, which has also impacted our gross profit margin.

We expect our gross margins for the Disposable Protective Apparel segment to improve in the first quarter of 2009 as we pass on a price increase to our distributors and as the price of crude oil continues to decline.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $129,000 or 4.4% to $3,078,000 for the three months ended September 30, 2008 from $2,949,000 for the three months ended September 30, 2007.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.1% for the three month ended September 30, 2008 from 31.7 % for the same period in 2007.  The decrease is primarily due to increased employee compensation of $59,000, increased professional fees $57,000, increased outside service expenses of $56,000, increased general office expenses of $44,000, increased travel of $24,000, increased commission of $18,000 and increased loss on foreign exchange of $17,000, partially offset by decreased marketing expenses of $80,000, decreased public company related expenses of $34,000 and decreased research and development costs of $32,000.

Selling, general and administrative expenses decreased by $144,000 or 1.5% to $9,413,000 for the nine months ended September 30, 2008 from $9,557,000 for the nine months ended September 30, 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 35.3% for the nine month ended September 30, 2008 from 34.8 % for the same period in 2007.  The decrease is primarily due to decreased expenses for the Engineered Products segment of $214,000, decreased travel of $128,000, decreased executive bonus of $124,000 and a severance agreement of $320,000 in

April 2007, partially offset by increased marketing expense of $90,000, increased public company expenses of $35,000, increased insurance of $28,000, increased employee compensation of $233,000, increased option expense of $48,000, increased professional fees of $50,000, increased outside service expenses of $93,000 and increased loss on foreign exchange of $61,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $136,000 were accrued for the three months ended September 30, 2008 as compared to $165,000 in the same period of 2007.  Total bonuses of $229,000 were accrued for the nine months ended September 30, 2008 as compared to $353,000 in the same period of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $37,000 or 32.5% to $151,000 for the three months ended September 30, 2008 from $114,000 for the same period in 2007.  Depreciation and amortization expense increased by $84,000 or 24.1% to $433,000 for the nine months ended September 30, 2008 from $349,000 for the same period in 2007.

The increase is primarily attributable to increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $206,000 or 15.5%, to $1,126,000 for the three months ended September 30, 2008 as compared to income from operations of $1,332,000 for the three months ended September 30, 2007.  The decrease in income from operations is due to a decrease in gross profit of $40,000, an increase in depreciation and amortization of $37,000 and a decrease in selling, general and administrative expenses of $129,000.

Income from operations decreased by $1,047,000 or 35.8%, to $1,877,000 for the nine months ended September 30, 2008 as compared to income from operations of $2,924,000 for the same period of 2007.  The decrease in income from operations is due to a decrease in gross profit of $1,107,000, an increase in depreciation and amortization of $84,000, partially offset by a decrease in selling, general and administrative expenses of $144,000.

Net Interest.  For the three months ended September 30, 2008, net interest income was $7,000 compared to net interest income of $28,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, net interest income was $59,000 compared to net interest income of $58,000 for the nine months ended September 30, 2007.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended September 30, 2008 was $1,218,000 compared to $1,488,000 for the three months ended September 30, 2007, representing a decrease of $270,000 or 18.1%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $206,000,  a decrease of $43,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $21,000.  For the three months ended September 30, 2008, the Engineered Products segment had income before income taxes of $535,000 compared to a loss before income taxes of $57,000 for the three months ended September 30, 2007.  The second and third quarter of 2008 have been the only quarters since the end of 2006 in which Engineered Products has had income before income taxes.

Income before provision for income taxes for the nine months ended September 30, 2008 was $2,059,000 compared to $3,176,000 for the nine months ended September 30, 2007, representing a decrease of $1,117,000 or 35.2%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $1,047,000 and a decrease of $71,000 in equity in income of unconsolidated affiliates (Harmony), partially offset by an increase in net interest income of $1,000.

Provision for Income Taxes The provision for income taxes for the three months ended September 30, 2008 was $473,000 compared to $572,000 for the same period of 2007.  The effective tax rate was

38.8% for the three months ended September 30, 2008 as compared to 38.4% for the same period in 2007.

The provision for income taxes for the nine months ended September 30, 2008 was $790,000 compared to $1,216,000 for the same period of 2007.  The effective tax rate was 38.4% for the nine months ended September 30, 2008 as compared to 38.3% for the same period in 2007.

Net Income.  Net income for the three months ended September 30, 2008 was $745,000 compared to net income of $916,000 for the three months ended September 30, 2007, a decrease of $171,000 or 18.7%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $270,000, partially offset by a decrease in income taxes of $99,000.  Net income as a percentage of sales for the three months ended September 30, 2008 and 2007 was 7.3% and 9.8% respectively.  Basic and diluted income per share for the three months ended September 30, 2008 and 2007 was $0.03 and $0.04, respectively.

Net income for the nine months ended September 30, 2008 was $1,269,000 compared to net income of $1,960,000 for the nine months ended September 30, 2007, a decrease of $691,000 or 35.3%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,117,000, partially offset by a decrease in income taxes of $426,000.  Net income as a percentage of sales for the nine months ended September 30, 2008 and 2007 was 4.8% and 7.1%, respectively.  Basic and diluted income per share for the nine months ended September 30, 2008 and 2007 was $0.05 and $0.08, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $4,817,000 and working capital of $22,971,000, an increase in working capital of 1.3% or $302,000 since December 31, 2007.  As of September 30, 2008, our current ratio was 16.9:1 as compared to 12.7:1 as of December 30, 2007.  Cash increased by $753,000 to $4,817,000 as of September 30, 2008 as compared to $4,064,000 as of December 31, 2007.  The increase in cash is due to cash provided by operating activities of $2,187,000 offset by cash paid for the repurchase of common stock of $1,335,000 and cash used in investing activities of $99,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At September 30, 2008, the prime interest rate was 5.00%.  The line of credit was renewed in May 2007 and expires in May 2009 and we intend to renew it.  Our borrowing capacity on the line of credit was $3,500,000 at September 30, 2008.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2008, we did not have any debt.

Net cash provided by operating activities was $2,187,000 for the nine months ended September 30, 2008 compared to $1,221,000 net cash provided by operating activities for the nine months ended September 30, 2007. The net cash provided by operating activities of $2,187,000 for the nine months ended September 30, 2008 is due to net income of $1,269,000, adjusted by the following: an increase in accounts receivable of $691,000, an increase in net deferred tax asset of $86,000, a decrease in accounts payable and accrued liabilities of $488,000, equity in income of unconsolidated affiliates of $123,000, a decrease in inventory of $1,456,000, a decrease in prepaid expenses of $264,000,  amortization of share-based compensation expense of $153,000 and  depreciation and amortization of $433,000.

The net cash provided in operating activities of $1,221,000 for the nine months ended September 30, 2007 is due to net income of $1,960,000, adjusted by the following: an increase in inventory of $1,157,000, a decrease in accounts receivable of $878,000, a decrease in prepaid expenses of $132,000, a decrease in accounts payable and accrued liabilities of $803,000, equity in income of unconsolidated affiliates of $194,000, amortization of share-based compensation of $104,000,  depreciation and amortization of $349,000 and an increase in net deferred tax asset of $48,000

Accounts receivable increased by $691,000 or 15.6% to $5,113,000 as of September 30, 2008 from $4,422,000 as of December 31, 2007.  Although accounts receivable increased by 15.6%, sales in the latter two month of the third quarter of 2008 increased by 33.2% as compared to the latter two months of the fourth quarter of 2007, which has lead to a decrease in number of days of sales outstanding.  The number of days of sales outstanding has improved to 46 days as of September 30, 2008 as compared to 51 days as of December 31, 2007.

Inventory decreased by $1,456,000 or 10.3% to $12,655,000 as of September 30, 2008 from $14,111,000 as of December 31, 2007.  The decrease is primarily due to a decrease in inventory for the Engineered Products segment of $1,460,000 to $6,499,000 as of September 30, 2008 from $7,959,000 as of December 31, 2007.  In the third quarter of 2008, Engineered Products inventory decreased by $1,284,000 when compared to June 30, 2008 and we expect our inventory to continue to be reduced in the coming quarters to levels that are more in line with our sales volume.

Prepaid expenses and other current assets decreased by $264,000 to $1,324,000 as of September 30, 2008 from $1,588,000 as of December 31, 2007.  The decrease of $264,000 is primarily due to a decrease in prepaid expenses for Engineered Products of $314,000, a decrease in prepaid tax of $231,000, a decrease in prepaid sales and marketing expenses of $60,000 and a decrease in miscellaneous prepaid expenses of $14,000, partially offset an increase in prepaid inventory from Asia of $355,000.

Accounts payable and accrued liabilities as of September 30, 2008 decreased by $488,000 to $1,447,000 from $1,935,000 as of December 31, 2008.  The net change in 2008 was primarily due a decrease in accrued liabilities of $243,000 and a decrease in trade payables of $245,000.  Accrued liabilities are down as follows: commission and bonus accrual $297,000, accrued rebates and other $161,000, accrued professional fees $39,000 and accrued payroll expenses $64,000.  This is partially offset by an increase in income tax payable of $318,000.

Net cash used in investing activities was $99,000 for the nine months ended September 30, 2008 compared to net cash used in investing activities of $378,000 for the nine months ended September 30, 2007.  Our investing activity for the nine months in 2008 consisted of expenditures for property and equipment of $56,000 and the purchase of intangible assets of $43,000, compared to $341,000 and $37,000, respectively, for the same period of 2007.  The Company has issued a $700,000 purchase order to purchase capital equipment for Engineered Products which is expected to be delivered in the fourth quarter of 2008.

For the nine months ended September 30, 2008, net cash used in financing activities was $1,335,000 compared to cash provided by financing activities of $1,507,000 for the same period of 2007.  Our financing activities for the nine months ended September 30, 2008 consisted of the repurchase of 1,026,400 shares of common stock at a cost of $1,335,000. Our financing activities for the same period of 2007 consisted of cash proceeds of $1,318,000 from the exercise of 1,506,375 stock options and an income tax benefit from stock options exercised of $189,000.

On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.  As of September 30, 2008 we have $1,761,000 available on our repurchase program.  For the nine months ended September 30, 2008, we have repurchased and retired 1,026,400 shares of common stock at a cost of $1,335,000.  As of September 30, 2008, we have repurchased and retired a total of 3,932,500 shares of common stock at a cost of $4,760,000 through our repurchase program.  Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at September 30, 2008, our contractual cash obligations totaled approximately $928,000.

	Contractual Obligations
	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years

Operating leases	$928,000	$174,000	$684,000	$70,000

Total contractual cash obligations	$928,000	$174,000	$684,000	$70,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”),” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  We adopted SFAS 157 on January 1, 2008.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

“Financial Liabilities (“SFAS 159”).” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended September 30, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).”  This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and Mexico and have a joint venture in India.  Our results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

Changes in interest rates may result in changes in the fair market value of the company’s cash and cash equivalents and interest income. Due to the short duration and conservative nature of the cash equivalent investment portfolio, the company does not expect any material loss with respect to its cash equivalents. The book value for cash equivalents is considered to be representative of its fair value.

As of September 30, 2008 the Company has no debt.

We do not expect any significant effect on our results of operations from inflationary or interest and currency rate fluctuations.  We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
January 1 – 31, 2008	419,100	$1.56	3,325,200	$443,000
February 1 – 29, 2008	—	—	3,325,200	$443,000
March 1- 31, 2008	47,400	$1.15	3,372,600	$388,000
April 1 – 30, 2008	71,200	$1.17	3,443,800	$2,304,000
May 1 – 31, 2008	110,700	$1.09	3,554,500	$2,182,000
June 1 – 30, 2008	56,700	$1.01	3,611,200	$2,124,000
July 1 – 30, 2008	109,700	$1.00	3,720,900	$2,012,000
August 1 – 31, 2008	111,300	$1.10	3,832,200	$1,887,000
September 1 – 30, 2008	100,300	$1.20	3,932,500	$1,761,000

We have and will continue to retire all unregistered equity securities.

(1) On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

On July 31, 2008 registrant issued a release announcing that it would have a conference call on August 6, 2008 regarding its 2008 second quarter financial results at 4:30pm Eastern time.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated August 6, announcing registrants’ financial results for the second  quarter ended June 30, 2008.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated September 9, 2008 announcing registrants’signing of a three- year renewable contract with a Fortune 500 Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 6, 2008	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	November 6, 2008	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer