Form 10-Q/A
period 2008-03-31
ALPHA PRO TECH LTD
filed 2008-12-11
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “amended Form 10-Q”) amends Alpha Pro Tech, Ltd.’s quarterly report on Form 10-Q for the period ended March 31, 2008 that was filed with the Securities and Exchange Commission on May 14, 2008 ( the “original Form 10-Q”). This amended Form 10-Q is being filed to address the conclusion reached by our certifying officers regarding the effectiveness of our disclosure controls and procedures included in Item 4, Controls and Procedures.  This conclusion was inadvertently excluded from our original Form 10-Q.

For the convenience of the reader, this amended Form 10-Q included the revised Item 4, Controls and Procedures.  This amended Form 10-Q is not intended to, nor does it, reflect events occurring after the filing of the original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ALPHA PRO TECH, LTD.

DATE:	December 11, 2008	BY:	/s/Sheldon Hoffman
Sheldon Hoffman
Executive Officer and Director

DATE:	December 11, 2008	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer