Form 10-Q/A
period 2008-09-30
ALPHA PRO TECH LTD
filed 2008-12-11
CIK 884269

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “amended Form 10-Q”) amends Alpha Pro Tech, Ltd.’s  quarterly report on Form 10-Q for the period ended  September 30, 2008 that was filed with the Securities and Exchange Commission on November 6, 2008 ( the “original Form 10-Q”). This amended Form 10-Q is being filed to address the conclusion reached by our certifying officers regarding the effectiveness of our disclosure controls and procedures included in Item 4, Controls and Procedures.  This conclusion was inadvertently excluded from our original Form 10-Q.

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