Form 10-Q/A
period 2008-03-31
ALPHA PRO TECH LTD
filed 2009-01-16
CIK 884269

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

This amendment is being filed to comply with rule 12b-15 of the Exchange Act to include the certifications that were missing from the original amended return filed on December 11, 2008.

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

ALPHA PRO TECH, LTD.

DATE:	January 16, 2009	BY: /s/ Sheldon Hoffman
Sheldon Hoffman
Executive Officer and Director

DATE:	January 16, 2009	BY: /s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer