Form 10-Q/A
period 2008-06-30
ALPHA PRO TECH LTD
filed 2009-01-16
CIK 884269

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

ALPHA PRO TECH, LTD.

DATE:	January 16, 2009	BY: /s/Sheldon Hoffman
Sheldon Hoffman
Executive Officer and Director

DATE:	January 16, 2009	BY: /s/Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer