Form 10-K
period 2008-12-31
ALPHA PRO TECH LTD
filed 2009-03-11
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 10549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2009 was $16,078,149 based on the average bid and asked price on that date.  The number of registrant’s Common Shares outstanding as of March 5, 2009 was 23,850,853.

Documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated are as follows:  Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, to be held on June 9, 2009, which will be filed with the Securities and Exchange Commission on or before April 30, 2009 (incorporated by reference under Part III).

ALPHA PRO TECH, LTD.

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

ITEM 1.          BUSINESS

GENERAL

ALPHA PRO TECH, LTD. (the “Company” or “Alpha Pro Tech,” “we,” “our” or “us”) was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.  Information contained on our website is not part of this report.

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

Our products are classified into five groups:  Disposable protective apparel, consisting of a complete line of shoecovers, bouffant caps, gowns, coveralls and lab coats; construction weatherization products, consisting of house wrap and synthetic roof underlayment; infection control products, consisting of a line of face masks and eye shields; and extended care products, consisting of a line of medical bed pads, wheelchair covers, geriatric chair surfaces and a line of pet beds.

Our products as classified above are grouped into four business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Engineered Products segment, consisting of construction weatherization products such as house wrap and synthetic roof underlayment; the Infection Control segment, consisting of face masks and eye shields; and the Extended Care segment, consisting of extended care products, namely medical bed pads and pet beds.

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

Our Disposable Protective Apparel, Infection Control, Extended Care and Engineered Products segment products are used primarily in cleanrooms, laboratories, industrial safety manufacturing environments, hospitals, dental offices construction sites and pet dealers and distributors and are distributed principally in the United States through a network consisting of purchasing groups, national and regional distributors, independent sales representatives and an internal sales and marketing force.

PRODUCTS

Our principal product groups and products include the following:

Disposable Protective Apparel:

• Shoecovers

• Bouffant caps

• Gowns

• Coveralls

• Lab coats

• Frocks

Engineered Products:

• House wrap

• Synthetic roof underlayment

Infection Control:

• Face masks

• Eye shields

Extended Care:

• Unreal Lambskin®

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

Infection Control Products (Mask and Eye Shields)

Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term “blow-by” is used to describe the potential for infectious material entering or escaping a facemask without going through the filter as a result of gaps or openings in the face mask.  Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch®  feature is the “N-95 Particulate Respirator facemask” which was recommended by the Center for Disease Control to combat the spread of Severe Acute Respiratory Syndrome (SARS) during the outbreak of 2003.

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

Extended Care Products

The Extended Care product line consists of a line of Unreal Lambskin® products for the medical market.  The Unreal Lambskin® (synthetic lambskin) is used to produce medical bed pads, which prevent decubitus ulcers or bedsores on long term care patients.  The Unreal Lambskin® is also used to manufacture bedrail pads, knee and elbow protectors, as well as wheelchair accessories.

Included in the extended care product line is a line of pet products.  The Pet Product line uses our existing Unreal Lambskin® raw material to manufacture pet products. The Unreal Lambskin® is used to produce retail pet beds.

MARKETS

Our products are sold to the following markets: disposable protective apparel as well as the infection control products (masks and shields) are sold to the industrial market, cleanroom market, medical and dental markets; construction weatherization products are sold to construction supply and roofing distributors; Unreal Lambskin® medical bed pads are sold to the extended care market; and pet beds are sold to the pet distributors and retailers.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, medical and dental distributors, construction supply and roofing distributors and pet stores and pet distributors.

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

DISTRIBUTION

We rely primarily on a network of independent distributors for the sale of our products.

Sales to our largest distributor represented 38.0% of total sales for 2008, 45.1% for 2007 and 45.1% for 2006.  We have had a contractual relationship with this distributor since 1995 and effective January 1, 2006 signed a new multiple year contract which provides optional extensions beyond the initial term of the agreement.  Previously, this distributor had exclusive rights to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, and exclusive rights to sell and distribute Alpha Pro Tech branded products to domestic and international clean room and industrial customers.  Under terms of the new contract, this distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products, but non-exclusive rights to sell and distribute Alpha Pro Tech branded products.  The loss of this distributor would have a material adverse effect on our business.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  We anticipate no problem in fulfilling orders as they are placed.

MANUFACTURING

Our disposable protective apparel facility is located in a 60,000 square foot facility located at 1287 West Fairway Drive in Nogales, Arizona which is used for cutting, warehousing and shipping.  The majority of these products are manufactured by a third party subcontractor in China and to a much lesser extent a third party subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in China using material supplied by us.  In addition, we have a 36,000 square foot material coating and automated shoecover facility located at 2224 Cypress Street, Valdosta, Georgia.

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of construction weatherization products, primarily house wrap and synthetic roof underlayment, is located in a 50,000 square foot facility at 301 S. Blanchard St., Valdosta, Georgia. The house wrap and the synthetic roof underlayment is manufactured by a company in India in which the company has a 41.66% ownership.

In 2005, Alpha ProTech Engineered Products, Inc. entered into a 41.66% joint venture with Maple Industries and Associates (“Maple”), a manufacturer in India, for the production of house wrap and synthetic roof underlayment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony’s start up funding was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  In addition, Harmony also built a 60,000 square-foot facility for the manufacturing of house wrap and other building products.

Our mask production facility is located in a 34,500 square foot building at 236 North 2200 West, Salt Lake City, Utah.

An 18,000 square foot facility located at 951 Todd Drive, Janesville, Wisconsin is used to manufacture our Extended Care products and consumer products including a line of pet beds.

We have multiple suppliers of the materials used to produce our products. We currently have no problems, and do not anticipate any problems, with respect to the sources and availability of the materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate raw material and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources.  Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, Cardinal Health, Inc., and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA and DuPont.  In the extended care market, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet products market, principal competitors include Flexmat Corporation and Lazy Pet Company.  Our major competitors in the construction supply weatherization market are Dupont for house wrap and WR Grace and Interwrap for roof underlayment.

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and where appropriate in Canada and other foreign countries. At present, we have 19 United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 4 to 17 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.  We believe that many of our trademarks and trade names have significant recognition in our principal markets and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 10, 2009, we had 142 employees, including 19 people at our head office in Markham, Ontario, Canada; 18 people at our facemask production facility in Salt Lake City, Utah; 7 people at our Extended Care and pet beds production facility in Janesville, Wisconsin; 28 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 17 people at our coating and automated shoecover facility in Valdosta, Georgia; 25 people at our Engineered Products facility in Valdosta, Georgia; 14 people on our sales team, a 3 person marketing staff and 11 people in China.

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

ITEM1A.        RISK FACTORS

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the Securities and Exchange Commission, could negatively affect the Company’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

Global economic conditions could adversely affect the Company’s business and financial results.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect the Company’s business and financial results. These economic conditions could negatively impact (i) demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis from certain customers and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings.

The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.

Our operating results depend upon revenue from a few larger customers. Our customers are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time.  We are subject to the risk of losing large customers or incurring significant reductions in sales to these customers.

We rely on suppliers and contractors, and our business could be seriously harmed if these suppliers and contractors are not able to meet our requirements.

We also rely on a limited number of suppliers and contractors for are Disposable Protective Apparel segment.   If we lose the services of these key suppliers and contractors or they are not willing or able to satisfy our requirements finding substitute suppliers or contractors may be time-consuming and would affect our results from operations in the near-term.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

The Company’s Head Office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly costs are $3,000 under a lease expiring February 28, 2012.  Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman and Chief Financial Officer, Lloyd Hoffman.

The Apparel Division has its cutting operation, warehousing, and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rent is $16,000 for 60,000 square feet.  This lease expires December 31, 2009.

The Coating and Automated Shoecover Division has its facility at 2224 Cypress Street, Valdosta, Georgia.  The monthly rent is $5,600 for 36,000 square feet. This lease expires May 30, 2010.

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. is located at 301 S. Blanchard St. Valdosta, Georgia.  The monthly rent is $12,000 for 50,000 square feet. This lease expires October 31, 2009.

We manufacture our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rent is $13,000 for 34,500 square feet.  This lease expires on July 31, 2010.

The extended care and consumer pet bed products manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin.  This 18,000 square foot facility is leased for $8,100 monthly, which includes taxes and utilities.  The lease expires August 31, 2011.

We believe that these arrangements are adequate for our present needs and that other premises, if required, are readily available.

ITEM 3.                             LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Shares of the Company trade on the New York Stock Exchange Alternext US (NYSE Alternext US) under the symbol “APT.”

The high and low range of bid prices for the Common Shares of the Company for the quarters indicated was as follows:

	Low	High

2007
First Quarter	$2.50	$3.45
Second Quarter	2.31	3.28
Third Quarter	1.45	2.70
Fourth Quarter	1.52	1.77

2008
First Quarter	$1.14	$1.72
Second Quarter	0.90	1.22
Third Quarter	0.90	1.59
Fourth Quarter	0.80	1.46

2009
First Quarter	$0.80	$1.04
(Through March 5, 2009)

As of March 5, 2009 there were 349 shareholders of record, and approximately 3,800 beneficial owners.

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

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

Company/Index/ Market	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Alpha Pro Tech Ltd.	100.00	83.69	100.00	120.17	72.10	42.49
Surgical Appliances & Supplies	100.00	119.27	114.06	126.48	151.20	87.55
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

The above graph compares the five-year cumulative return of the Company during the years 2004 through 2008 with the comparable return of two indices.  The Industry Index represents the industry or line-of-business of the Company. The graph assumes $100 invested on January 1, 2004.  The comparison assumes that all dividends are reinvested.

The Industry Index represents the Surgical Appliances and Supplies division comprised of 36 corporations, compiled from the SIC Code within which the Company is listed.

ITEM 6.                             SELECTED FINANCIAL DATA

Alpha Pro Tech, Ltd.

Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
Historical Consolidated Income Statements Data

Sales	$35,786,000	$35,453,000	$37,338,000	$31,095,000	$24,841,000
Gross profit	15,480,000	16,442,000	17,320,000	14,147,000	12,286,000
Selling, general and administrative expenses	12,639,000	12,541,000	10,939,000	9,796,000	8,925,000
Depreciation and amortization	586,000	494,000	448,000	499,000	517,000
Equity in income (loss) of unconsolidated affiliate	185,000	214,000	60,000	(16,000)	—
Gain on sale of assets	—	—	—	—	7,000
Interest income, net	75,000	94,000	36,000	24,000	7,000
Income before provision for income taxes	2,515,000	3,715,000	6,029,000	3,860,000	2,858,000

Provision for income taxes	951,000	1,298,000	2,290,000	1,410,000	1,011,000

Net income	$1,564,000	$2,417,000	$3,739,000	$2,450,000	$1,847,000

Basic net income per share	$0.06	$0.10	$0.15	$0.10	$0.08

Diluted net income per share	$0.06	$0.09	$0.15	$0.10	$0.08

Basic weighted average shares outstanding	24,773,497	25,319,656	24,141,535	23,684,229	23,215,809
Diluted weighted average shares outstanding	24,773,497	25,615,730	25,129,198	25,247,236	24,624,613

Historical Consolidated Balance Sheets Data

Current assets	$23,576,000	$24,604,000	$22,297,000	$16,874,000	$15,348,000
Total assets	29,168,000	29,486,000	26,852,000	21,871,000	18,789,000
Current liabilities	1,883,000	1,935,000	2,679,000	2,576,000	2,437,000
Long-term liabilities	819,000	747,000	693,000	652,000	652,000
Shareholders’ equity	26,466,000	26,804,000	23,480,000	18,643,000	15,700,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stock Based Compensation:  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility based on historical and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Gross profit	43.3%	46.4%	46.4%
Selling, general and administrative	35.3%	35.4%	29.3%
Income from operations	6.3%	9.6%	15.9%
Income before provision for income taxes	7.0%	10.5%	16.1%
Net income	4.4%	6.8%	10.0%

Fiscal 2008 compared to Fiscal 2007

Sales.  Consolidated sales for the twelve months ended December 31, 2008 increased to $35,786,000 from $35,453,000 for the twelve months ended December 31, 2007, representing an increase of $333,000 or 0.9%.  This increase consists of increased sales of Engineered Products segment of $2,989,000 and increased Infection Control segment sales of $51,000, partially offset by decreased Disposable Protective Apparel products of $2,380,000 and decreased sales from our Extended Care products segment of $327,000.

Sales for the Disposable Protective Apparel segment for the twelve months ended December 31, 2008 decreased by $2,380,000 or 10.5% to $20,203,000 compared to $22,583,000 for the same period of 2007.  The decrease is primarily related to decreased sales to our largest distributor as well as lower sales to other cleanroom and industrial distributors, partially offset by increased sales to a major national distributor with which we received preferred vendor status during the first quarter of 2008.  Although our shipments to our largest distributor were weak in 2008, their shipments of our products to their end users were much stronger than our sales to them.  We expect sales for 2009 to be improved as compared to 2008.

Engineered Products segment sales for the twelve months ended December 31, 2008 increased by $2,989,000 or 57.2% to $8,216,000 as compared to $5,227,000 for the same period of 2007.  The segment increase of 57.2% is primarily due to a 119.9% increase in sales of REX™ Synfelt synthetic roof underlayment and a 9.8% increase in sales of REX™ Wrap house wrap.  The sales mix of the Engineered Products sales for the year ended December 31, 2008: 64% synthetic roof underlayment and 36% house wrap.  This compared to 47% synthetic roof underlayment and 53% house wrap in 2007.

Our Engineered Products distribution channel strategy is continuing to gain momentum.  Our REX™ synthetic roof underlayment is being positively received as a superior product in the industry and we believe is a cost effective and better alternative to felt paper.  Our ICC-ES approval for our REX™ Wrap house wrap significantly expands our market opportunities as many construction supply companies, builders and architects require this certification to sell the product.  As well, our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace.

We continue to be optimistic that our distribution channel strategy will broaden our ability to take advantage of market opportunities for synthetic roof underlayment and house wrap throughout next year and into the future. Although our sales are growing and are expected to continue to grow, the downturn in the economy and in particular the housing market will affect our sales. We are currently working on opportunities with existing and new distributors and we are optimistic about the future of this segment.

Infection Control segment sales for the twelve months ended December 31, 2008 increased by $51,000 or 0.8% to $6,563,000 compared to $6,512,000 for the same period of 2007.  Shield sales were up 4.8% and mask sales were down 1.0% when compared to last year.  Shield sales improved in 2008 due to the fact that we received a $1.7 million shield order in the fourth quarter of 2008, from the same customer from which we received the non-recurring order from in the first quarter of 2007.  This order is being shipped out over a period of three quarters and commenced shipping in the fourth quarter of 2008.  As of December 31, 2008 we have shipped $580,000 of the order, the balance of $1,161,000 will ship in 2009.  Mask sales decreased by 1.0 % in 2008 primarily due a decrease in N-95 respirator mask sales partially offset by an increase in dental and industrial mask sales.  Shield sales should improve in 2009 due to the above mentioned order but, unless concerns about Avian Flu increase, we expect mask sales in 2009 to be similar to 2008.

Sales from our Extended Care segment decreased by $327,000 or 28.9% to $804,000 for the twelve months ended December 31, 2008 from $1,131,000 for the twelve months ended December 31, 2007.  The decrease in sales is primarily the result of lower pet bed sales.  This line of products is not expected to be a growth segment for the Company.

Gross Profit.   Gross profit decreased by 0.6% to $15,480,000 for the twelve months ended December 31, 2008 from $16,442,000 for the same period in 2007.  The gross profit margin was 43.3% for the twelve months ended December 31, 2008 compared to 46.4% for the twelve months ended December 31, 2007.

Gross profit margin for 2008 has been affected by the change in product mix in which Engineered Products sales, which has lower margins, increased to 23.0% for 2008 as compared to 14.7% for last year.  Additionally, cost of goods for the Disposable Protective Apparel segment increased in China and the United States due to increased labor and material costs in China, the strengthening Chinese currency and higher crude oil prices, which has also impacted our gross profit margin.

We expect our gross margins for the Disposable Protective Apparel segment to improve in 2009 as we pass on a price increase to our distributors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $98,000 or 0.8% to $12,639,000 for the twelve months ended December 31, 2008 from $12,541,000 for the twelve months ended December 31, 2007.  As a percentage of net sales, selling, general and administrative expenses decreased slightly to 35.3% for the twelve month ended December 31, 2008 from 35.4 % for the same period in 2007.  The increase is primarily due to increased employee compensation of $423,000, increased professional fees $47,000, increased outside service expenses of $89,000, increased insurance expense of $125,000 primarily related to Engineered Products, increased public company related expenses of $121,000 of which $74,000 was related to Sarbanes Oxley 404 internal control compliance, increased option expense of $66,000 and increased loss on foreign exchange of $91,000, partially offset by decreased marketing expenses of $187,000, decreased travel expenses of $192,000, decreased executive bonus of $133,000 and a severance agreement of $320,000 for our previous Senior VP of Manufacturing in April 2007 and decreased research and development costs of $42,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $280,000 were accrued for the twelve months ended December 31, 2008 as compared to $413,000 in the same period of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $92,000 or 18.6% to $586,000 for the twelve months ended December 31, 2008 from $494,000 for the same period in 2007.  The increase is primarily attributable to increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $1,152,000 or 33.8%, to $2,255,000 for the twelve months ended December 31, 2008 as compared to income from operations of $3,407,000 for the twelve months ended December 31, 2007.  The decrease in income from operations is due to a decrease in gross profit of $962,000, an increase in selling, general and administrative expenses of $98,000 and an increase in depreciation and amortization of $92,000.

Equity in income of unconsolidated affiliates.   For the year ended December 31, 2008, we recorded equity in income of unconsolidated affiliates of $185,000 as compared to $214,000 for the same period of 2007.

Net Interest.  For the twelve months ended December 31, 2008, net interest income was $75,000 compared to net interest income of $94,000 for the twelve months ended December 31, 2007.  Interest income decreased to $76,000 for the year ended December 31, 2008 as compared to $102,000 for the same period of 2007, due to lower interest rates.  Interest expense decreased to $1,000 for the year ended December 31, 2008 compared to $8,000 for the same period of 2007.

Income before Provision for Income Taxes.  Income before provision for income taxes for the twelve months ended December 31, 2008 was $2,515,000 compared to $3,715,000 for the twelve months ended December 31, 2007, representing a decrease of $1,200,000 or 32.3%.  The decrease in income before provision for income taxes is due primarily to a decrease in income from operations of $1,152,000, a decrease of $29,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $19,000.

Provision for Income Taxes.  The provision for income taxes for the twelve months ended December 31, 2008 was $951,000 compared to $1,298,000 for the same period of 2007.  The effective tax rate was 37.8% for the twelve months ended December 31, 2008 as compared to 35.0% for the same period in 2007.  The difference in the effective rate is primarily due to an increase in state taxes and other taxes.  Management expects the effective tax rate to be in the 38% range going forward.

Net Income.  Net income for the twelve months ended December 31, 2008 was $1,564,000 compared to net income of $2,417,000 for the twelve months ended December 31, 2007, a decrease of $853,000 or 35.3%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,200,000, partially offset by a decrease in income taxes of $347,000.  Net income as a percentage of sales for the twelve months ended December 31, 2008 and 2007 was 4.4% and 6.8% respectively.  Basic income per share for the year ended December 31, 2008 and 2007 was $0.06 and $0.10, respectively.  Diluted income per share for the year ended December 31, 2008 and 2007 was $0.06 and $0.09, respectively.

Fiscal 2007 compared to Fiscal 2006

Sales. Consolidated sales for the year ended December 31, 2007 decreased to $35,453,000 from $37,338,000 for the year ended December 31, 2006, representing a decrease of $1,885,000 or 5.1%.  We attribute the decrease to decreased sales of Engineered Products segment of $2,554,000, to decreased Infection Control segment sales of $432,000, to decreased sales from our Extended Care products segment of $299,000, partially offset by increased sales of Disposable Protective Apparel products of $1,400,000.

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

Gross Profit.   Gross profit decreased by 5.1% to $16,442,000 for the year ended December 31, 2007 from $17,320,000 for the same period in 2006.  The gross profit margin was 46.4% for the year ended December 31, 2007 and December 31, 2006.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1,602,000 or 14.7% to $12,541,000 for the year ended December 31, 2007 from $10,939,000 for the year ended December 31, 2006.  As a percentage of net sales, selling, general and administrative expenses increased to 35.4% for the year ended December 31, 2007 from 29.4% for the same period in 2006.  The increase is primarily due to increased expenses for the Engineered Products segment of $934,000, a severance agreement of $320,000 for our previous Senior VP of Manufacturing in April 2007, increased employee compensation of $161,000, increased expenses for travel to Asia of $118,000 and increased marketing expenses of $54,000.

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

Equity in income of unconsolidated affiliates.   For the year ended December 31, 2007, we recorded equity in income of unconsolidated affiliates of $214,000 as compared to $60,000 for the same period of 2006.  The net change in equity in income is primarily due to a gain of $103,000 on a foreign currency exchange contract that occurred in the third quarter of 2007.

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

Provision for Income Taxes.  The provision for income taxes for the year ended December 31, 2007 was $1,298,000 compared to $2,290,000 for the year ended December 31, 2006.  The effective tax rate was 35.0% for the year ended December 31, 2007 as compared to 38.0% for the same period in 2006.  The decrease in the effective tax rate is due to a reduction in state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash and cash equivalents of $4,578,000 and working capital of $21,693,000, a decrease in working capital of 4.3% or $976,000 since December 31, 2007.  As of December 31, 2008, our current ratio was 12.5:1 as compared to 12.7:1 as of December 31, 2007.  Cash increased by $514,000 to $4,578,000 as of December 31, 2008 as compared to $4,064,000 as of December 31, 2007.  The increase in cash is due to cash provided by operating activities of $3,846,000 offset by cash paid for the repurchase of common stock of $2,125,000 and cash used in investing activities of $1,207,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At December 31, 2008, the prime interest rate was 3.25%.  This credit line expires in May 2009 and we plan to renew it upon expiration.  Our borrowing capacity on the line of credit was $3,500,000 at December 31, 2008.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2008, we did not have any debt.

Net cash provided by operating activities was $3,846,000 for the twelve months ended December 31, 2008 compared to $2,085,000 net cash provided by operating activities for the twelve months ended December 31, 2007.  The net cash provided by operating activities of $3,846,000 for the twelve months ended December 31, 2008 is due to net income of $1,564,000, adjusted by the following: an increase in accounts receivable of $669,000, an increase in net deferred tax asset of $19,000, a decrease in accounts payable and accrued liabilities of $52,000, equity in income of unconsolidated affiliates of $185,000, a decrease in inventory of $2,150,000, a decrease in prepaid expenses of $248,000, amortization of share-based compensation expense of $223,000 and depreciation and amortization of $586,000.

The net cash provided in operating activities of $2,085,000 for the twelve months ended December 31, 2007 is due to net income of $2,417,000, adjusted by the following: an increase in inventory of $1,398,000, a decrease in accounts receivable of $1,735,000, an increase in prepaid expenses of $393,000, a decrease in accounts payable and accrued liabilities of $744,000, equity in income of unconsolidated affiliates of $214,000, amortization of share-based compensation of $158,000, depreciation and amortization of $494,000 and an increase in net deferred tax asset of $30,000.

Accounts receivable increased by $669,000 or 15.1% to $5,091,000 as of December 31, 2008 from $4,422,000 as of December 31, 2007.  The increase in accounts receivable of 15.1% is directly related to the sales increase of 14.8% in the fourth quarter of 2008 as compared to the same quarter of 2007.  The number of days of sales outstanding has remained constant at 51 days as of December 31, 2008 and 2007.

Inventory decreased by $2,054,000 or 14.6% to $12,057,000 as of December 31, 2008 from $14,111,000 as of December 31, 2007.  The decrease is primarily due to a decrease in inventory for the Engineered Products segment of $2,009,000 to $5,950,000 as of December 31, 2008 from $7,959,000 as of December 31, 2007.  The vast majority of the $2,009,000 decrease in Engineered Products segment inventory occurred in the third and fourth quarter of 2008 and we expect our inventory turns to continue to improve in the coming quarters.

Prepaid expenses and other current assets decreased by $248,000 to $1,340,000 as of December 31, 2008 from $1,588,000 as of December 31, 2007.  The decrease of $248,000 is primarily due to a decrease in prepaid inventory for Engineered Products of $289,000.

Accounts payable and accrued liabilities as of December 31, 2008 decreased by $52,000 to $1,883,000 from $1,935,000 as of December 31, 2007.  The net change in 2008 was primarily due a decrease in accrued liabilities of $215,000 and an increase in trade payables of $163,000.  Accrued liabilities are down as follows: commission and bonus accrual $161,000, accrued rebates and other $145,000.  This is partially offset by an increase in accrued professional fees $40,000 and accrued payroll expenses $51,000.

Net cash used in investing activities was $1,207,000 for the twelve months ended December 31, 2008 compared to net cash used in investing activities of $607,000 for the twelve months ended December 31, 2007.  Our investing activity for the nine months in 2008 consisted of expenditures for property and equipment of $1,156,000 and the purchase of intangible assets of $51,000, compared to $555,000 and $52,000, respectively, for the same period of 2007.  The Company purchased capital equipment for Engineered Products in the amount of $700,000 in the fourth quarter of 2008.

For the twelve months ended December 31, 2008, net cash used in financing activities was $2,125,000 compared to cash provided by financing activities of $749,000 for the same period of 2007.  Our financing activities for the twelve months ended December 31, 2008 consisted of the repurchase of 1,732,800 shares of common stock at a cost of $2,125,000.  Our financing activities in 2007 consisted of cash proceeds of $1,431,000 from the exercise of 1,646,375 stock options and an income tax benefit from stock options exercised of $225,000, partially offset by the repurchase of 572,300 common stock at a cost of $907,000.

As of December 31, 2007 we had $1,096,000 available on our repurchase program.  On April 2, 2008, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our outstanding common stock.  As of December 31, 2008 we have $971,000 available on our repurchase program.  For the twelve months ended December 31, 2008, we have repurchased and retired 1,732,800 shares of common stock at a cost of $2,125,000.  As of December 31, 2008, we have repurchased and retired a total of 4,638,900 shares of common stock at a cost of $5,550,000 through our repurchase program.  Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at December 31, 2008, our contractual cash obligations totaled approximately $1,046,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years

Operating leases	$1,046,000	$678,000	$360,000	$8,000

Total contractual cash obligations	$1,046,000	$678,000	$360,000	$8,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS 157 was effective beginning January 1, 2008 for assets and liabilities measured at fair value on a recurring basis.  Our adoption of SFAS 157 did not have a material impact on our consolidated financial statements.  In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157.  SFAS 157 is effective for us as of January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective for us as of January 1, 2008, however we did not elect to apply the fair value option to any financial instruments or other items upon adoption or during the twelve months ended December 31, 2008.  As a result, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We do not consolidate our partially owned affiliated and therefore we do not expect the application of this standard to have a material impact on our consolidated financial statements.

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

We periodically review new accounting standards that are issued. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

ITEM 7a.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and to a lesser extent in Mexico and have a joint venture in India. In addition, our executive office, which employs 19 people, is located in Canada. Our results of operations could be negatively affected by changes in foreign currency exchange rates due to stronger economic conditions in those countries.  We believe we do not have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are in US dollars.  In Canada our foreign currency exposure is not material due to the fact that we do not manufacture in Canada.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 is presented below:

2008 Quarters

	1st	2nd	3rd	4th
Revenue	$7,524,000	$8,913,000	$10,217,000	$9,132,000
Gross profit	3,450,000	3,918,000	4,355,000	$3,757,000
Net income	139,000	385,000	745,000	$295,000
Basic and Diluted income per share (1)	0.01	0.02	0.03	0.01

2007 Quarters

	1st	2nd	3rd	4th
Revenue	$9,044,000	$9,149,000	$9,308,000	$7,952,000
Gross profit	4,164,000	4,269,000	4,395,000	3,614,000
Net income (1)	535,000	507,000	916,000	457,000
Basic and Diluted income per share (1)	0.02	0.02	0.04	0.02

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

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.

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

Changes in Internal Controls.

During the fourth quarter of the current fiscal year end, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report On Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in this United States of America and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

The information pursuant to Items 10, 11, 12 and 13 is omitted from this report (in accordance with General Instruction G for Form 10-K), since the Company is filing with the Commission (by no later than April 30, 2009), a definitive proxy statement pursuant to Regulation 14A, which involves the election of directors at the annual shareholders’ meeting of the Company which is expected to be held in June 2009.

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  1 and 2 Financial Statements and Financial Statement Schedules

See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K

(b)                                 A Form 8-K was filed during the last quarter covered by this report, reporting the issuance of a release dated November 6, 2008 announcing the registrant’s financial results for the third quarter of 2008.

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

ALPHA PRO TECH, LTD.

DATE:	March 11, 2009	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 11, 2009	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registration and in the capacities indicated on March 11, 2009.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, UT

March 10, 2009

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,578,000	$4,064,000
Accounts receivable, net of allowance for doubtful accounts of $71,000 and $65,000 at December 31, 2008 and 2007, respectively	5,091,000	4,422,000
Inventories, net	12,057,000	14,111,000
Prepaid expenses and other current assets	1,340,000	1,588,000
Deferred income taxes	510,000	419,000
Total current assets	23,576,000	24,604,000

Property and equipment, net	3,942,000	3,439,000
Goodwill, net	55,000	55,000
Intangible assets, net	202,000	180,000
Equity investments in and advances to unconsolidated affiliates	1,393,000	1,208,000

Total assets	$29,168,000	$29,486,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$620,000	$457,000
Accrued liabilities	1,263,000	1,478,000
Total current liabilities	1,883,000	1,935,000

Deferred income taxes	819,000	747,000
Total liabilities	2,702,000	2,682,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 23,850,855 and 25,583,655 issued and outstanding at December 31, 2008 and 2007, respectively	239,000	256,000
Additional paid-in capital	24,785,000	26,670,000
Accumulated surplus/(deficit)	1,442,000	(122,000)
Total shareholders’ equity	26,466,000	26,804,000
Total liabilities and shareholders’ equity	$29,168,000	$29,486,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Year ended December 31,
	2008	2007	2006

Net sales	$35,786,000	$35,453,000	$37,338,000

Cost of goods sold, excluding depreciation and amortization shown below	20,306,000	19,011,000	20,018,000

Gross profit	15,480,000	16,442,000	17,320,000

Expenses:
Selling, general and administrative	12,639,000	12,541,000	10,939,000
Depreciation and amortization	586,000	494,000	448,000

Income from operations	2,255,000	3,407,000	5,933,000

Other income
Equity in income of unconsolidated affiliates	185,000	214,000	60,000
Interest, net	75,000	94,000	36,000

Income before provision for income taxes	2,515,000	3,715,000	6,029,000

Provision for income taxes	951,000	1,298,000	2,290,000

Net income	$1,564,000	$2,417,000	$3,739,000

Basic income per share	$0.06	$0.10	$0.15

Diluted income per share	$0.06	$0.09	$0.15

Basic weighted average shares outstanding	24,773,497	25,319,656	24,141,535

Diluted weighted average shares outstanding	24,773,497	25,615,730	25,129,198

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional	Accumulated
		Common	Paid-in	Surplus/
	Shares	Stock	Capital	(Deficit)	Total

Balance at December 31, 2005	23,787,955	238,000	24,683,000	(6,278,000)	18,643,000

Options exercised	721,625	7,000	727,000	—	734,000
Income tax benefit from stock options exercised	—	—	313,000	—	313,000
Share based compensation expense	—	—	51,000	—	51,000
Net income	—	—	—	3,739,000	3,739,000

Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000

Options exercised	1,646,375	17,000	1,414,000	—	1,431,000
Common stock repurchased & retired	(572,300)	(6,000)	(901,000)	—	(907,000)
Income tax benefit from stock options exercised	—	—	225,000	—	225,000
Share based compensation expense	—	—	158,000	—	158,000
Net income	—	—	—	2,417,000	2,417,000

Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$26,804,000

Common stock repurchased & retired	(1,732,800)	(17,000)	(2,108,000)	—	(2,125,000)
Share based compensation expense	—	—	223,000	—	223,000
Net income	—	—	—	1,564,000	1,564,000

Balance at December 31, 2008	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,564,000	$2,417,000	$3,739,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expenses	223,000	158,000	51,000
Depreciation and amortization	586,000	494,000	448,000
Equity in income of unconsolidated affiliates	(185,000)	(214,000)	(60,000)
Deferred income taxes	(19,000)	30,000	76,000
Changes in assets and liabilities:
Accounts receivable, net	(669,000)	1,735,000	(2,203,000)
Inventories, net	2,150,000	(1,398,000)	(2,101,000)
Prepaid expenses and other current assets	248,000	(393,000)	(480,000)
Accounts payable and accrued liabilities	(52,000)	(744,000)	103,000

Net cash provided by (used in) operating activities	3,846,000	2,085,000	(427,000)

Cash flows from investing activities:
Repayments of advances to Joint Venture	—	—	500,000
Purchase of property and equipment	(1,156,000)	(555,000)	(386,000)
Purchase of intangible assets	(51,000)	(52,000)	(60,000)

Net cash provided by (used in) investing activities	(1,207,000)	(607,000)	54,000

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,431,000	734,000
Payments for the repurchase of common stock	(2,125,000)	(907,000)	—
Income tax benefit from stock options exercised	—	225,000	313,000
Proceeds from revolving credit agreement	—	—	2,691,000
Payments on revolving credit agreement	—	—	(2,691,000)

Net cash provided by (used in) financing activities	(2,125,000)	749,000	1,047,000

Increase (decrease) in cash and cash equivalents	514,000	2,227,000	674,000

Cash and cash equivalents, beginning of period	4,064,000	1,837,000	1,163,000

Cash and cash equivalents, end of period	$4,578,000	$4,064,000	$1,837,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$9,000	$5,000

Cash paid for income taxes	$1,053,000	$1,036,000	$2,724,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.                   The Company

Alpha Pro Tech, Ltd. (Alpha Pro Tech, the Company) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of construction weatherization products and a line of infection control products for the medical and dental markets.  The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats.  The line of construction supply weatherization products consists of house wrap and synthetic roof underlayment.  The infection control line of products includes a line of face masks and eye shields.  The Company also manufactures and distributes a line of medical bed pads and accessories as well as a line of pet beds.  The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

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

Goodwill and Intangible assets

The excess of purchase price over the fair value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”).”  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill is not amortized, but

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

rather is tested for impairment (Note 5).  Patent rights and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 4-17 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2008, 2007 and 2006.

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

The Company adopted SFAS No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  For the years ended December 31, 2008, 2007 and 2006 there were 550,000, 435,000 and 490,000 stock options granted, respectively, under the option plan.  The Company recognized $223,000, $158,000 and $51,000 in share-based compensation expense in its consolidated financial statements for the year ended December 31, 2008 2007 and 2006, respectively related to previously issued options.  The Company recognized a tax benefit related to stock—based compensation awards of $0, $225,000 and $313,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

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

	For the Year Ended December 31,
	2008	2007	2006

Net income (Numerator)	$1,564,000	$2,417,000	$3,739,000

Shares (Denominator):
Basic weighted average shares outstanding	24,773,497	25,319,656	24,141,535
Add: Dilutive effect of stock options	—	296,074	987,663

Diluted weighted average shares outstanding	24,773,497	25,615,730	25,129,198

Net income per share:
Basic	$0.06	$0.10	$0.15
Diluted	$0.06	$0.09	$0.15

Translation of foreign currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in net income for the periods presented and were not material for the years ended December 31, 2008, 2007 and 2006.

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2008, 2007, and 2006.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2008, 2007 and 2006.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair value of financial instruments

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In February 2008, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company will adopt SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis as of January 1, 2009.

On a quarterly basis, the Company measures at fair value certain financial assets and liabilities, including cash equivalents. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company’s financial assets and liabilities at December 31, 2008 was determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market fund	$3,852,000	$3,852,000	—	—

The fair value for the money market fund, classified as Level 1, was obtained from a quoted market price.

The fair value of accounts receivable and accounts payable approximate their respective book values at December 31, 2008 and 2007.

New accounting standards

In February 2007, the FASB issued SFAS No 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).” Under SFAS 159, companies may elect to measure certain

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted for fiscal 2008; however, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the twelve months ended December 31, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not consolidate its partially owned affiliate and therefore does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

3.                   Inventories

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$7,760,000	$10,175,000
Work in process	797,000	535,000
Finished goods	3,915,000	3,728,000

	12,472,000	14,438,000
Less reserve for slow-moving, obsolete or unusable inventory	(415,000)	(327,000)

	$12,057,000	$14,111,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.                   Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007

Buildings	$355,000	$355,000
Machinery and equipment	7,520,000	6,516,000
Office furniture and equipment	770,000	722,000
Leasehold improvements	311,000	303,000

	8,956,000	7,896,000
Less accumulated depreciation	(5,014,000)	(4,457,000)

	$3,942,000	$3,439,000

Depreciation of property and equipment was $557,000, $ 470,000, and $420,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

5.                   Goodwill and Intangible Assets

The Company adopted SFAS 142 effective January 1, 2002.  In accordance with the requirements of SFAS 142, goodwill is not amortized, but is subject to an annual impairment test.  The annual impairment tests have been completed and did not result in an impairment charge.

Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

	Weighted Average	December 31, 2008			December 31, 2007
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	8.6	$450,000	$(248,000)	$202,000	$399,000	$(219,000)	$180,000

Amortization of intangible assets was $29,000, $24,000 and $28,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2009	$39,000
2010	34,000
2011	34,000
2012	34,000
2013	26,000
After 2013	35,000
$202,000

6.                   Investment in and Advances to Unconsolidated Affiliates

Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products in 2005.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital and Maple Industries and Associates contributed $708,000.

This joint venture positions Alpha ProTech Engineered Products to respond to current and expected increased product demand for house wrap and synthetic roofing underlayment, and future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony Plastics Private Limited, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  In addition, Harmony built a 60,000 square-foot facility for the manufacturing of house wrap and other building products.  Harmony commenced operations in August of 2005.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Effective April 2006, interest of 3.5% is to be paid annually on this advance.  The Company has an interest receivable of $31,000 as of December 31, 2008 related to this agreement.

For the year ended December 31, 2008 and 2007, Alpha Pro Tech purchased $2,571,000 and $3,357,000 of inventory, respectively from Harmony.  For the year ended December 31, 2008 and 2007, the Company recorded equity income in unconsolidated affiliates of $185,000 and $214,000, respectively.  As of December 31, 2008, the Company’s investment in Harmony is $1,393,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $443,000 less $500,000 in repayments of the advance.

7.                   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007

Payroll expenses	$280,000	$229,000
Bonuses payable	545,000	706,000
Accrued professional fees	240,000	200,000
Accrued rebates and other	198,000	343,000
	$1,263,000	$1,478,000

8.                   Notes Payable

The Company maintains a credit facility that expires in May 2009.  The Company intends to renew this credit facility upon its expiration.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2008.  The credit facility bears interest at prime plus 0.5%, (prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents, property and equipment.  Under the terms of the facility, the Company pays a 0.5% loan fee annually.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

As of December 31, 2008, the Company had no outstanding balance on the line of credit and no other debt.

9.                   Shareholders’ Equity

Repurchase Program

As of December 31, 2007 the Company had $1,096,000 available on its repurchase program.  On April 2, 2008, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s outstanding common stock.  During the years ended December 31, 2008 and 2007, the Company repurchased and retired 1,732,800 and 572,300 shares of its common stock for $2,125,000 and $907,000, respectively.  As of December 31, 2008, the Company had $971,000 available to repurchase under the repurchase plan.

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

Under the 2004 Stock Option Plan (2004 Plan), 2.5 million options have been reserved for issuance and approximately 2,055,000 options have been granted as of December 31, 2008.  Under the 2004 Plan, option grants have a three year vesting period and expire no later than the fifth anniversary of the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2008:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2005	2,813,000	$1.03
Granted to employees and directors	490,000	$1.98
Exercised	(722,000)	$1.02
Options outstanding, December 31, 2006	2,581,000	$1.21
Granted to employees and directors	435,000	$1.50
Exercised	(1,646,000)	$0.87
Canceled/Expired/Forfeited	(50,000)	$1.98
Options outstanding, December 31, 2007	1,320,000	$1.71
Granted to employees and directors	550,000	$1.22
Exercised	—	—
Canceled/Expired/Forfeited	—	—
Options outstanding, December 31, 2008	1,870,000	$1.56
Options exercisable, December 31, 2008	883,000	$1.73

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Stock options to purchase 1,870,000 and 1,320,000 shares of common stock were outstanding at December 31, 2008 and 2007, respectively. As of December 31, 2008, none of the outstanding stock options were included in the computation of diluted earnings per share when applying the treasury stock method because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.  Of the December 31, 2007 outstanding stock options totaling 1,320,000, only 435,000 were included in the computation of diluted earnings per share because the exercise prices of the 435,000 stock options were less than the average share price of the Company’s common stock and, therefore, the effect was dilutive.

The Company used the Black-Scholes-Merton option pricing model to value its options.  Prior to 2008, the Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No.107, “Share-Based Payment (“SAB 107”) for estimating the expected life of the options.  For options granted during 2008, the Company used historical data to estimate the expected life of the options because it felt that enough historical data existed to do so.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as the Company has not paid dividends in the past and does not expect to in the future.

The fair value of the share-based payment awards was estimated using the Black-Scholes-Merton option pricing method with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Year Ended December 31,
	2008	2007	2006
Exercise price	$1.22	$1.50	$1.98
Risk-free interest rate	2.95%	4.14%	4.78%
Expected volatility	36.40%	33.40%	58.95%
Black-Scholes fair value	$0.45	$0.45	$0.93
Expected life in years	5.0	3.5	3.5

(1)          The fair value calculation was based on the stock options granted during the period.

The following is a summary of stock option activity:

	2006		2007		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	2,813,000	$1.03	2,581,000	$1.21	1,320,000	$1.71
Granted at fair value	490,000	1.98	435,000	1.50	550,000	1.22
Exercised	(722,000)	1.02	(1,646,000)	0.87	—	—
Canceled/forfeited	—	0.00	(50,000)	1.98	—	—
Outstanding—end of year	2,581,000	1.21	1,320,000	1.71	1,870,000	1.56
Options exercisable at year-end	2,091,000	$1.03	445,000	$1.63	883,000	$1.73

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value

$1.10-$1.98	1,870,000	$1.56	4.22	$0.00	883,000	$1.73	4.36	$0.00

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $0, $2,363,000 and $962, 000, respectively. The aggregate intrinsic value of stock options granted during the twelve months ended December 31, 2008, 2007 and 2006 was $0, $66,000 and $402,000, respectively.

As of December 31, 2008, $421,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average remaining period of 2.75 years. Cash received from options exercised for the twelve months ended December 31, 2008 was $0, as no options were exercised.

10.            Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2008	2007	2006

Current	$970,000	$1,268,000	$2,214,000
Deferred	(19,000)	30,000	76,000

	$951,000	$1,298,000	$2,290,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) comprise the following:

	December 31,
	2008	2007

Deferred tax assets:
Alternative minimum tax credits	$39,000	$3,000
Temporary differences:
Inventory reserve	141,000	111,000
Intangible assets	22,000	29,000
Accrued expenses and inventory	308,000	276,000
Gross deferred tax assets	510,000	419,000

Deferred tax liabilities:
Temporary differences:
Property and equipment	(807,000)	(731,000)
State income taxes	(12,000)	(16,000)
Gross deferred tax liabilities	(819,000)	(747,000)
Net deferred tax liability	$(309,000)	$(328,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2008	2007	2006
Income taxes based on US statutory rate 34%	$855,000	$1,263,000	$2,050,000
Non-deductible meals and entertainment	8,000	8,000	7,000
Domestic manufacturer’s deduction	(25,000)	(23,000)	(20,000)
Foreign Taxes	(17,000)	(3,000)	41,000
State taxes	88,000	42,000	200,000
Other	42,000	11,000	12,000
	$951,000	$1,298,000	$2,290,000

11.            Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through February 28, 2012.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases

2009	678,000
2010	258,000
2011	102,000
2012	8,000
Future minimum lease payments	$1,046,000

Total rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $726,000, $721,000 and $710,000, respectively.

12.            Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $35,000, $34,000 and $31,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $280,000, $413,000 and $670,000 were accrued for the years ended December 31, 2008, 2007 and 2006, respectively.

13.            Activity of Business Segments

The Company operates through four segments:

Disposable Protective Apparel Products: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

Engineered Products: consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of house wrap and synthetic roof underlayment.  Of note, the Company’s equity in income (loss) of unconsolidated affiliates (Harmony) is included in the total segment income for Engineered Products in the table below.

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

The following table shows net sales for each segment:

	Year Ended December 31,
	2008	2007	2006

Disposable Protective Apparel	$20,203,000	$22,583,000	$21,183,000
Engineered Products	8,216,000	5,227,000	7,781,000
Infection Control	6,563,000	6,512,000	6,944,000
Extended Care	804,000	1,131,000	1,430,000
Consolidated total net sales	$35,786,000	$35,453,000	$37,338,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2008	2007	2006

Disposable Protective Apparel	$4,627,000	$6,322,000	$6,198,000
Engineered Products	197,000	(826,000)	717,000
Infection Control	2,618,000	2,786,000	3,233,000
Extended Care	(197,000)	(16,000)	85,000
Total segment income	7,245,000	8,266,000	10,233,000

Unallocated corporate overhead expenses	(4,730,000)	(4,551,000)	(4,204,000)
Provision for income taxes	(951,000)	(1,298,000)	(2,290,000)
Consolidated net income	$1,564,000	$2,417,000	$3,739,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following reflects sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2008	2007	2006

Net sales by region
United States	$33,185,000	$33,235,000	$35,726,000
International	2,601,000	2,218,000	1,612,000

Consolidated total net sales	$35,786,000	$35,453,000	$37,338,000

Long-lived assets by region
United States	$3,840,000	$3,360,000	$3,293,000
International	102,000	79,000	62,000

Consolidated total long-lived assets	$3,942,000	$3,439,000	$3,355,000

Net sales by region are based on the countries in which the customers are located.  For the years ended December 31, 2008, 2007 and 2006, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

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

Net sales to this distributor were 38.0%, 45.1% and 45.1% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.  Accounts receivable from this distributor represented 42.6% and 49.1% of total accounts receivable at December 31, 2008 and 2007, respectively.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company currently buys a significant amount of its disposable protective apparel products from one third party subcontractor located in China.  Although there are a limited number of manufacturers of the particular product, management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

The Engineered Products segment buys semi-finished house wrap and synthetic roof underlayment from its joint venture, Harmony Plastics located in India.  Although there are a limited number of manufacturers of the particular product, management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers however could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

15.            Subsequent Events

During the period of January 1, 2009 through March 6, 2009, the Company purchased 188,000 shares of its own common stock at a cost of $185,000.  These shares will be retired.

On February 2, 2009, our previous Sr. VP of Marketing was terminated and a severance agreement of $225,000 was reached.  Our VP of Sales has assumed the role of VP Sales and Marketing.

Alpha Pro Tech, Ltd. And Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2008

Allowance for doubtful accounts	$65,000	$6,000	$—	—	$71,000

Reserve for slow moving, obsolete or unusable inventory	$327,000	$148,000	$—	$60,000	$415,000

Year Ended December 31, 2007

Allowance for doubtful accounts	$61,000	$4,000	$—	$—	$65,000

Reserve for slow moving, obsolete or unusable inventory	$318,000	$9,000	$—	$—	$327,000

Year Ended December 31, 2006

Allowance for doubtful accounts	$76,000	$—	$—	$15,000	$61,000

Reserve for slow moving, obsolete or unusable inventory	$326,000	$—	$—	$8,000	$318,000