Form 10-Q
period 2009-03-31
ALPHA PRO TECH LTD
filed 2009-05-06
CIK 884269

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  May 4, 2009.

23,850,853 shares of common stock,  $.01 par value

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech”, “the Company”) prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year 10-Q’s and 8-K’s as well as the Annual Report on Form 10-K for the year ended December 31, 2008.  The Company’s 2008 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three ended months March 31, 2009 with the same period in 2008.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008 (1)

Assets
Current assets:
Cash and cash equivalents	$4,631,000	$4,578,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at March 31, 2009 and $71,000 at December 31, 2008	6,100,000	5,091,000
Inventories, net	10,944,000	12,057,000
Prepaid expenses and other current assets	1,422,000	1,340,000
Deferred income taxes	531,000	510,000
Total current assets	23,628,000	23,576,000

Property and equipment, net	3,874,000	3,942,000
Goodwill, net	55,000	55,000
Intangible assets, net	199,000	202,000
Equity investments in and advances to unconsolidated affiliates	1,491,000	1,393,000
Total assets	$29,247,000	$29,168,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$808,000	$620,000
Accrued liabilities	846,000	1,263,000
Total current liabilities	1,654,000	1,883,000

Deferred income taxes	840,000	819,000
Total liabilities	2,494,000	2,702,000

Shareholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 23,541,055 and 23,850,855 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	236,000	239,000
Additional paid-in capital	24,561,000	24,785,000
Retained earnings	1,956,000	1,442,000
Total shareholders’ equity	26,753,000	26,466,000
Total liabilities and shareholders’ equity	$29,247,000	$29,168,000

(1)                                  The condensed consolidated balance sheet as of December 31, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net sales	$9,326,000	$7,524,000

Cost of goods sold, excluding depreciation and amortization	5,207,000	4,074,000

Gross margin	4,119,000	3,450,000

Expenses:
Selling, general and administrative	3,240,000	3,141,000
Depreciation and amortization	161,000	141,000

Income from operations	718,000	168,000

Other income
Equity in income of unconsolidated affiliates	98,000	21,000
Interest, net	1,000	34,000

Income before provision for income taxes	817,000	223,000

Provision for income taxes	303,000	84,000

Net income	$514,000	$139,000

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

Basic weighted average shares outstanding	23,700,601	25,210,691

Diluted weighted average shares outstanding	23,700,601	25,210,691

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2008	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000
Share- based compensation expense	—	—	58,000	—	58,000
Common Stock repurchased & retired	(309,800)	(3,000)	(282,000)	—	(285,000)
Net income	—	—	—	514,000	514,000
Balance at March 31, 2009	23,541,055	$236,000	$24,561,000	$1,956,000	$26,753,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$514,000	$139,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	58,000	47,000
Depreciation and amortization	161,000	141,000
Deferred income taxes	-	19,000
Equity in income of unconsolidated affiliates	(98,000)	(21,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,009,000)	277,000
Inventories, net	1,113,000	(273,000)
Prepaid expenses and other current assets	(82,000)	(103,000)
Accounts payable and accrued liabilities	(229,000)	(762,000)

Net cash provided by (used in) operating activities:	428,000	(536,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(86,000)	(10,000)
Purchase of intangible assets	(4,000)	(4,000)

Net cash used in investing activities	(90,000)	(14,000)

Cash Flows From Financing Activities:
Payments for the repurchase of common stock	(285,000)	(708,000)

Net cash used in financing activities	(285,000)	(708,000)

Increase in cash during the period	53,000	(1,258,000)

Cash and cash equivalents, beginning of period	4,578,000	4,064,000
Cash and cash equivalents, end of period	$4,631,000	$2,806,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.                                      The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech”, “the Company”) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of building supply products for the new home and re-roofing markets and a line of infection control products for the medical and dental markets.

The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The line of building supply products (formerly known as Engineered Products) consists of construction weatherization products such as house wrap and synthetic roof underlayment.   The infection control line of products includes a line of face masks, eye shields and medical bed pads as well as a line of pet beds. Previously the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the extended care revenue is now generated from the medical bed pads, it is now appropriate that these segments to be consolidated in the infection control segment.  All numbers have been updated to reflect the updated segmentation.

The Company’s products are sold both under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the current year 10-Q’s and 8-K’s, as well as the consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K (“2008 10-K”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2008 was extracted from the audited consolidated financial statements contained in the 2008 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (“SFAS 123R”)” effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first quarter of 2009 and 2008 there were no stock options granted under the option plan.  The Company recognized $58,000 and $47,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2009  and 2008, respectively related to previously issued options.

Stock options to purchase 1,794,995 and 1,320,000 shares of common stock were outstanding at

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009 and 2008, respectively.  As of March 31, 2009 none of the outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, The Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No.107, “Share- Based Payment (“SAB 107”)” for estimating the expected life of the options.  For options granted during a quarter, of which there were none in the first quarter of 2009, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as the Company has not paid dividends in the past and does not expect to in the future.

As of March 31, 2009, $326,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.0 years.

4.                                      New Accounting Standards

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In February 2008, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and as of January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R was effective January 1, 2009 and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 was effective January 1, 2009 and required retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not consolidate its partially owned affiliate and therefore does not expect the adoption of SFAS 160 did not have a material impact on its

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)”, which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of the Company’s financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS No. 115-2 and FAS No. 124-2”)”, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3,  “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”,  and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”)”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 157-4 to have a material impact on its consolidated financial statements.

5.                                      Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2008
Raw materials	$6,867,000	$7,760,000
Work in process	661,000	797,000
Finished goods	3,831,000	3,915,000
	11,359,000	12,472,000

Less reserve for slow-moving, obsolete or unusable inventory	(415,000)	(415,000)
	$10,944,000	$12,057,000

6.             Investment in and Advances to Unconsolidated Affiliates

On June 14, 2005, Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

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

Alpha ProTech Engineered Products initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials was to be repaid over a six year term commencing in July 2006 and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Effective April 2006, interest of 3.5% is to be paid annually on this advance.  The Company has an interest receivable of $35,000 as of March 31, 2009 related to this agreement.

For the three months ended March 31, 2009 and 2008, Alpha Pro Tech purchased $224,000 and $801,000, respectively from Harmony.  For the three months ended March 31, 2009 and 2008, the Company recorded equity income in unconsolidated affiliates of $98,000 and $21,000, respectively.  As of March 31, 2009, the Company’s investment in Harmony is $1,491,000 which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $541,000 less $500,000 in repayments of the advance.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

7.             Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Payroll	$141,000	$280,000
Commission and bonus accrual	199,000	545,000
Accrued professional fees	190,000	240,000
Accrued rebates and other	316,000	198,000
	$846,000	$1,263,000

8.             Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (EPS), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares:

	For the Three Months Ended March 31,
	2009	2008
Net income (Numerator)	$514,000	$139,000
Shares (Denominator):
Basic weighted average shares outstanding	23,700,601	25,210,691
Add: Dilutive effect of stock options	—	—
Diluted weighted average shares outstanding	23,700,601	25,210,691
Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

9.                                      Activity of Business Segments

The Company operates through three segments:

Disposable Protective Apparel Products: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

markets.

Building Supply Products (formerly known as Engineered Products): consisting of a line of construction weatherization products such as house wrap and synthetic roof underlayment for the building and re-roofing markets.  The Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply Products in the table below.

Infection Control Products: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.  It also consists of a line of medical bed pads as well as a line of pet beds. Previously the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the extended care revenue is now generated from the medical bed pads, it is now appropriate that these segments to be consolidated in the infection control segment.  All numbers reflect the updated segmentation.

The accounting policies of the segments excludes charges allocated to corporate office expenses, professional fees, public company expenses, executive and management bonuses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008

Disposable Protective Apparel	$4,834,000	$4,454,000
Building Supply	2,255,000	1,360,000
Infection Control	2,237,000	1,710,000

Consolidated total net sales	$9,326,000	$7,524,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Disposable Protective Apparel	$1,250,000	$1,064,000
Building Supply	91,000	(308,000)
Infection Control	804,000	522,000

Total segment income	2,145,000	1,278,000
Unallocated corporate expenses	(1,328,000)	(1,055,000)
Provision for income taxes	(303,000)	(84,000)

Consolidated net income	$514,000	$139,000

10.                               Subsequent Events

On April 8, 2009, the Company announced the Board of Directors authorization of an additional share repurchase program of the Company’s common stock for up to $2.0 million beyond the current share repurchase program already in place.

During the period of April 1, 2009 through April 27, 2009, the Company purchased 483,400 shares of its own common stock at a cost of $513,000.  These shares will be retired.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products.  Our products are sold both under the “Alpha Pro Tech” brand name as well as under private label.

Our products are grouped into three business segments.  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment (formerly known as Engineered Products), consisting of construction weatherization products such as house wrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads as well as a line of pet beds.  Previously the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the extended care revenue is now generated from the medical bed pads, it is now appropriate that these segments to be grouped in the infection control segment.  All numbers have been updated to reflect the updated segmentation.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing which includes the semi-conductor market, medical and dental distributors, pet distributors and construction, building supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.  Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
Sales	100.0%	100.0%
Gross profit	44.2%	45.9%
Selling, general and administrative	34.7%	41.8%
Income from operations	7.7%	2.2%
Income before provision for income taxes	8.8%	3.0%
Net income	5.5%	1.9%

Three months ended March 31, 2009, compared to the three months ended March 31, 2008

Sales.  Consolidated sales for the three months ended March 31, 2009 increased to $9,326,000 from $7,524,000 for the three months ended March 31, 2008, representing an increase of $1,802,000 or 24.0%.  This increase consists of increased sales of Building Supply segment of $895,000, increased Infection Control segment sales of $527,000 and increased Disposable Protective Apparel segment sales of $380,000.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2009 increased by $380,000 or 8.5% to $4,834,000 compared to $4,454,000 for the same period of 2008.  The increase is related to a slight increase in sales for our largest distributor as well as a major national distributor with which we received preferred vendor status in 2008 but, it was primarily due to increased sales to other cleanroom and industrial distributors.  We expect sales for 2009 to be improved as compared to 2008.

Building Supply segment (formerly known as Engineered Products) sales for the three months ended March 31, 2009 increased by $895,000 or 65.8% to $2,255,000 as compared to $1,360,000 for the same period of 2008.  The segment increase is primarily due to a 90.0% increase in sales of REX™ Synfelt synthetic roof underlayment and a 30.0% increase in sales of REX™ Wrap house wrap.  The sales mix of the Building Supply sales for the first quarter of 2009 was: 64% synthetic roof underlayment and 36% house wrap.  This is compared to 54% synthetic roof underlayment and 46% house wrap in 2008.

Our Building Supply Products distribution channel strategy is continuing to gain momentum.  Our REX™ synthetic roof underlayment is being positively received as a superior product in the industry and we believe is a cost effective and better alternative to felt paper.  As well, our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace.

We continue to be optimistic that our distribution channel strategy will broaden our ability to take advantage of market opportunities for synthetic roof underlayment and house wrap throughout this year and into the future. Although our sales are growing and are expected to continue to grow, the downturn in the economy and in particular the housing market will affect our sales. We continue to work on opportunities with existing and new distributors and we are optimistic about the future of this segment.

Infection Control segment sales for the three months ended March 31, 2009 increased by $527,000 or 30.8% to $2,237,000 compared to $1,710,000 for the same period of 2008.  Shield sales were up by 192.6% or $699,000, mask sales were down by 3.5% or $38,000 and medical bed pad and pet beds were down 50.5% or $134,000 when compared to the quarter ended March 31, 2008.  Shield sales improved in 2009 due to the $1.7 million shield order received in the fourth quarter of 2008, from the same customer from which we received the non-recurring order from in the first quarter of 2007.  This order is being shipped out over a period of three quarters and commenced shipping in the fourth quarter of 2008.  As of March 31, 2009 we have shipped approximately $1.3 million of the order, the balance of $400,000 will ship in the second quarter of 2009.  Shield sales should improve in 2009 due to the above mentioned order and mask sales are expected to improve significantly amidst concerns regarding the global H1NI Influenza A (commonly known as “Swine Flu”) outbreak.

Gross Profit.   Gross profit increased by 19.4% to $4,119,000 for the three months ended March 31, 2009 from $3,450,000 for the same period in 2008.  The gross profit margin was 44.2% for the three months ended March 31, 2009 compared to 45.9% for the three months ended March 31, 2008.

Gross profit margin for the first quarter of 2009 has been affected by the change in product mix in which Building Supply sales, which have lower margins, increased to 24.2% as a percentage of total sales for 2009 as compared to 18.1% for the same period of 2008.  In addition, gross profit margin for the Disposable Protective Apparel segment for the quarter was lower than the same period of 2008.  Although it was lower than the same period of 2008, it was improved from the fourth quarter of 2008 as we passed on a price increase to our distributors due to cost increases in the second half of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $99,000 or 3.2% to $3,240,000 for the three months ended March 31, 2009 from $3,141,000 for the three months ended March 31, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% for the three month ended March 31, 2009 from 41.8% for the same period in 2008.  The $99,000 increase is primarily due to a $225,000 severance agreement for our previous Senior Vice President of Marketing expensed during the first quarter of 2009 and an increased executive bonus of $66,000.  The increase was partially offset by decreased travel expenses of $78,000, and decreased industrial sales and marketing expenses of $79,000.

We believe that we have built the infrastructure required to substantially grow our business and if our revenues grow as expected in the coming year our expenses are expected to decrease as a percentage of sales.

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

Excluding the severance agreement, selling, general and administrative expenses in the first quarter of 2009 were $3,015,000, a decrease of $126,000 or 4.0% compared to $3,141,000 the same quarter of 2008.  Excluding the severance agreement, selling, general and administrative expenses decreased to 32.3% of sales for the quarter ended March 31, 2009 from 41.8% of sales for the same period in 2008.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $91,000 were accrued for the three months ended March 31, 2009 as compared to $25,000 in the same period of 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased to $161,000 for the three months ended March 31, 2009 from $141,000 for the same period in 2008.  The increase is primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations.  Income from operations increased by $550,000 or 327.4%, to $718,000 for the three months ended March 31, 2009 as compared to income from operations of $168,000 for the three months ended March 31, 2008.  The increase in income from operations is due to an increase in gross profit of $669,000, partially offset by an increase in selling, general and administrative expenses of $99,000 and an increase in depreciation and amortization of $20,000.

Equity in income of unconsolidated affiliates.   For the three months ended March 31, 2009, we recorded equity in income of unconsolidated affiliates of $98,000 as compared to $21,000 for the same period of 2008.

Net Interest.  For the three months ended March 31, 2009, net interest income was $1,000 compared to net interest income of $34,000 for the same period of 2008.  Interest income decreased to $3,000 for the three months ended March 31, 2009 as compared to $36,000 for the same period of 2008, due to lower interest rates.  Interest expense was constant at $2,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended March 31, 2009 was $817,000 compared to $223,000 for the three months ended March 31, 2008, representing an increase of $594,000 or 266.4%.  The increase in income before provision for income taxes is due primarily to an increase in income from operations of $550,000, an increase of $77,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $33,000.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2009 was $303,000 compared to $84,000 for the same period of 2008.  The effective tax rate was 37.1% for the three months ended March 31, 2009 as compared to 37.7% for the same period in 2008.  Management expects the effective tax rate to be in the 38% range going forward.

Net Income.  Net income for the three months ended March 31, 2009 was $514,000 compared to net income of $139,000 for the three months ended March 31, 2008, an increase of $375,000 or 270.0%.  The net income increase was primarily due to an increase in income before provision for income taxes of $594,000, partially offset by an increase in income taxes of $219,000.  Net income as a percentage of sales for the three months ended March 31, 2009 and 2008 was 5.5% and 1.9% respectively.  Basic and diluted income per share for the three months ended March 31, 2009 and 2008 was $0.02 and $0.01, respectively.

Income prior to the severance agreement and adjusted for related income tax and executive bonus effects for the quarter ended March 31, 2009 would be $639,000 compared to net income of $139,000 for the quarter ended March 31, 2008, an increase of $500,000 or 360.0%.  Basic and diluted income per share for the quarters ended March 31, 2009 and 2008 would be $0.03 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash and cash equivalents of $4,631,000 and working capital of $21,974,000, an increase in working capital of 1.3% or $281,000 since December 31, 2008.  As of March 31, 2009, our current ratio was 14.3:1 as compared to 12.5:1 as of December 31, 2008.  Cash increased by $53,000 to $4,631,000 as of March 31, 2009 as compared to $4,578,000 as of December 31, 2008.  The increase in cash is due to cash provided by operating activities of $428,000 offset by cash paid for the repurchase of common stock of $285,000 and cash used in investing activities of $90,000.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At March 31, 2009, the prime interest rate was 3.25%.  This credit line expires in May 2009 and we plan to renew it upon expiration.  Our borrowing capacity on the line of credit was $3,500,000 at March 31, 2009.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of March 31, 2009, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $428,000 for the three months ended March 31, 2009 compared to $536,000 net cash used in operating activities for the three months ended March 31, 2008.  The net cash provided by operating activities of $428,000 for the three months ended March 31, 2009 is due to net income of $514,000, adjusted by the following: an increase in accounts receivable of $1,009,000,a decrease in accounts payable and accrued liabilities of $229,000, equity in income of unconsolidated affiliates of $98,000, a decrease in inventory of $1,113,000, an increase in prepaid expenses of $82,000, amortization of share-based compensation expense of $58,000 and  depreciation and amortization of $161,000.

The net cash used in operating activities of $536,000 for the three months ended March 31, 2008 is due to net income of $139,000, adjusted by the following: an increase in inventory of $273,000, a decrease in accounts receivable of $277,000, an increase in prepaid expenses of $103,000, an increase in accounts payable and accrued liabilities of $762,000, equity in income of unconsolidated affiliates of $21,000, amortization of share-based compensation of $47,000, depreciation and amortization of $141,000 and an increase in net deferred tax asset of $19,000.

Accounts receivable increased by $1,009,000 or 19.8% to $6,100,000 as of March 31, 2009 from $5,091,000 as of December 31, 2008.  The increase in accounts receivable primarily related to an increase in sales in March 2009 as compared to December 2008.  The number of days of sales outstanding as of March 31, 2009 was 54 days as compared to 51 days as of December 31, 2008.

Inventory decreased by $1,113,000 or 9.2% to $10,944,000 as of March 31, 2009 from $12,057,000 as of December 31, 2008.  The decrease is primarily due to a decrease in inventory for the Building Supply Segment (formerly the Engineered Products segment) of approximately $1,000,000 to $4,999,000 as of March 31, 2009.  We expect our inventory turns for this segment to continue to improve in the coming quarters.

Prepaid expenses and other current assets increased by $82,000 to $1,422,000 as of March 31, 2009 from $1,340,000 as of December 31, 2008.  The increase is primarily due to an increase in prepaid insurance and an increase in prepaid inventory from Asia, partially offset by decreased prepaid taxes.

Accounts payable and accrued liabilities as of March 31, 2009 decreased by $229,000 to $1,654,000 from $1,883,000 as of December 31, 2008.  The net change was primarily due a decrease in accrued liabilities of $417,000 and an increase in trade payables of $188,000.  Accrued liabilities are down as follows: commission and bonus accrual $346,000, accrued payroll expenses $139,000 and accrued professional fees $50,000.  This is partially offset by an increase in accrued rebates and other of $118,000.

Net cash used in investing activities was $90,000 for the three months ended March 31, 2009 compared to net cash used in investing activities of $14,000 for the same period of 2008.  Our investing activity for the three months in 2009 consisted of expenditures for property and equipment of $86,000 and the purchase of intangible assets of $4,000, compared to $10,000 and $4,000, respectively, for the same period of 2008.  The expenditures for property and equipment in 2009 are primarily for the Building Supply segment.

For the three months ended March 31, 2009, net cash used in financing activities was $285,000 compared to net cash used in financing activities of $708,000 for the same period of 2008.  Our financing activities for both periods were solely due to the repurchase of common stock.

As of March 31, 2009 we had $686,000 available on our repurchase program.  During the three months ended March 31, 2009, we repurchased and retired 309,800 shares of common stock at a cost of $285,000.   As of March 31, 2009, we have repurchased and retired a total of 4,948,700 shares of common stock at a cost of $5,835,000 through our repurchase program. Future repurchases are expected to be funded from cash on hand and cash-flow from operations.

As shown below, at March 31, 2009, our contractual cash obligations totaled approximately $872,000.

Contractual Obligations

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years

Operating leases	$872,000	$504,000	$360,000	$8,000

Total contractual cash obligations	$872,000	$504,000	$360,000	$8,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In February 2008, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. We adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and as of

January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R was effective January 1, 2009 and did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 was effective January 1, 2009 and required retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We do not consolidate our partially owned affiliate and therefore the adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”)”, which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of our financial instruments whenever we issue summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS No. 115-2 and FAS No. 124-2”)”, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3,  “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”,  and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”)”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 157-4 to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and Mexico and have a joint venture in India.  Our results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

Changes in interest rates may result in changes in the fair market value of our cash and cash equivalents and interest income. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our cash equivalents. The book value for cash equivalents is considered to be representative of its fair value.

As of March 31, 2009 we have no debt.

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

Changes in Internal Controls.

During the first quarter of the current fiscal year end, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
January 1 — 31, 2008	117,600	$0.96	4,756,500	$855,000

February 1 — 29, 2008	61,900	$0.97	4,818,400	$793,000

March 1- 31, 2008	130,300	$0.81	4,948,700	$686,000

We did not sell any unregistered equity securities during the period covered by this Form 10-Q.

(1) On April 8, 2009, the Company announced the Board of Directors authorization of the repurchase of up to an additional $2,000,000 of our outstanding common stock.

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

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated February 24, 2009 announcing the registrants’ termination of the Senior Vice President of Marketing with a severance package of $225,000.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 4, 2009 announcing that it will be reporting its financial results for the fourth quarter and year end of 2008 after the close of the market on Tuesday March 10, 2009 and that it will have a conference call regarding its 2008 fourth quarter and year end at 4:30pm Eastern time on Tuesday March 10, 2009

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 10, announcing registrants’ financial results for the fourth quarter and fiscal year ended December 31, 2008.

A Form 8-K was filed during the quarter covered by this report, reporting the issuance of a release dated March 26, 2009 announcing that had signed a three—year, renewable contract with a Fortune 1000 Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 6, 2009	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 6, 2009	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer