Form 10-Q
period 2009-06-30
ALPHA PRO TECH LTD
filed 2009-08-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Non-accelerated filer ☒

Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding August 3, 2009
Common Stock, $0.01 par value	23,541,053 shares

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year 10-Q and 8-K as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company’s 2008 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and six months ended June 30, 2009 with the same period in 2008.

Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008 (1)

Assets
Current assets:
Cash and cash equivalents	$6,455,000	$4,578,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at June 30, 2009 and $71,000 at December 31, 2008	8,132,000	5,091,000
Inventories, net	9,359,000	12,057,000
Prepaid expenses and other current assets	1,894,000	1,340,000
Deferred income taxes	515,000	510,000
Total current assets	26,355,000	23,576,000

Property and equipment, net	3,829,000	3,942,000
Goodwill, net	55,000	55,000
Intangible assets, net	195,000	202,000
Equity investments in and advances to unconsolidated affiliates	1,563,000	1,393,000
Total assets	$31,997,000	$29,168,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,499,000	$620,000
Accrued liabilities	2,163,000	1,263,000
Total current liabilities	3,662,000	1,883,000

Deferred income taxes	862,000	819,000
Total liabilities	4,524,000	2,702,000

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,403,255 and 23,850,855 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	224,000	239,000
Additional paid-in capital	23,124,000	24,785,000
Retained earnings	4,125,000	1,442,000
Total shareholders’ equity	27,473,000	26,466,000
Total liabilities and shareholders’ equity	$31,997,000	$29,168,000

(1)                                 The condensed consolidated balance sheet as of December 31, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$14,547,000	$8,913,000	$23,874,000	$16,437,000

Cost of goods sold, excluding depreciation and amortization	7,676,000	4,995,000	12,884,000	9,069,000

Gross margin	6,871,000	3,918,000	10,990,000	7,368,000

Expenses:
Selling, general and administrative	3,399,000	3,194,000	6,639,000	6,335,000
Depreciation and amortization	162,000	141,000	322,000	282,000

Income from operations	3,310,000	583,000	4,029,000	751,000

Other income:
Equity in income of unconsolidated affiliates	72,000	17,000	170,000	38,000
Interest, net	—	17,000	1,000	51,000

Income before provision for income taxes	3,382,000	617,000	4,200,000	840,000

Provision for income taxes	1,214,000	232,000	1,517,000	316,000

Net income	$2,168,000	$385,000	$2,683,000	$524,000

Basic net income per share	$0.10	$0.02	$0.12	$0.02

Diluted net income per share	$0.10	$0.02	$0.12	$0.02

Basic weighted average shares outstanding	22,795,003	24,979,571	23,245,300	25,094,775

Diluted weighted average shares outstanding	22,820,145	24,979,571	23,245,300	25,094,775

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2008	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000

Share-based compensation expense	—	—	119,000	—	119,000

Common stock repurchased and retired	(1,447,600)	(15,000)	(1,780,000)	—	(1,795,000)

Net income	—	—	—	2,683,000	2,683,000

Balance at June 30, 2009	22,403,255	$224,000	$23,124,000	$4,125,000	$27,473,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,683,000	$524,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	119,000	97,000
Depreciation and amortization	322,000	282,000
Deferred income taxes	38,000	(85,000)
Equity in income of unconsolidated affiliates	(170,000)	(38,000)
Changes in assets and liabilities:
Accounts receivable, net	(3,041,000)	(905,000)
Inventories, net	2,698,000	219,000
Prepaid expenses and other current assets	(554,000)	(333,000)
Accounts payable and accrued liabilities	1,779,000	(169,000)

Net cash provided by (used in) operating activities	3,874,000	(408,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(194,000)	(45,000)
Purchase of intangible assets	(8,000)	(34,000)

Net cash used in investing activities	(202,000)	(79,000)

Cash Flows From Financing Activities:
Payments for the repurchase and retirement of common stock	(1,795,000)	(972,000)

Net cash used in financing activities	(1,795,000)	(972,000)

Increase (decrease) in cash during the period	1,877,000	(1,459,000)

Cash and cash equivalents, beginning of period	4,578,000	4,064,000
Cash and cash equivalents, end of period	$6,455,000	$2,605,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.                                     The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets, a line of building supply products for the new home and re-roofing markets and a line of infection control products for the medical and dental markets.

The disposable protective apparel consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats. The line of building supply products (formerly known as Engineered Products) consists of construction weatherization products such as house wrap and synthetic roof underlayment.   The infection control line of products includes a line of face masks, eye shields and medical bed pads, as well as a line of pet beds. Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care segment revenue is now generated from the medical bed pads, it is now appropriate for these segments to be consolidated in the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

The Company’s products are sold both under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America.

2.                                     Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements should be read in conjunction with the Company’s current year 10-Q and 8-K filings, as well as the consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K (“the 2008 10-K”), which was filed on March 11, 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2008 was extracted from the audited consolidated financial statements contained in the 2008 10-K and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

Also, management has reviewed and evaluated material subsequent events from the balance sheet date of June 30, 2009 through the financial statements issue date of August 6, 2009.  All appropriate subsequent event disclosures, if any, have been made in the notes to the unaudited consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first six months of 2009 and 2008, there were no stock options granted under the option plan.  The Company recognized $62,000 and $51,000 in share-based compensation expense in its consolidated financial statements for the three months ended June 30, 2009 and 2008, respectively, related to previously issued options.  The Company recognized $119,000 and $97,000 in share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2009 and 2008, respectively, related to previously issued options.

Stock options to purchase 1,695,000 and 1,320,000 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.  As of June 30, 2009, 25,142 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the quarter and, therefore, the effect was dilutive.   The remaining 1,669,858 were not included in the computation of the diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock for the quarter and, therefore, there was no dilutive effect. As of June 30, 2008, none of the 1,320,000 outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of all stock options were greater than the average share price of the Company’s common stock for the quarter and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No.107, “Share-Based Payment”, for estimating the expected life of the options.  For options granted during a quarter, of which there were none in the first six months of 2009, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as the Company has not paid dividends in the past and does not expect to in the future.

The following table summarizes stock option activity during the six months ended June 30, 2009:

	Options	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	1,870,000	$1.56	4.22	—
Exercised	—	—	—	—
Granted	—	—	—	—
Forfeited or expired	(175,000)	$1.62	—	—

Options outstanding at June 30, 2009	1,695,000	$1.56	3.73	$937,000

Options exercisable at June 30, 2009	783,000	$1.73	3.87	$297,000

As of June 30, 2009, $260,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.83 years.

Notes to Consolidated Financial Statements (Unaudited)

4.                                     New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted for fiscal year 2008; however, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the twelve months ended December 31, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In February 2008, the FASB decided to postpone, for one year, the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and as of January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R was effective January 1, 2009 and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 was effective January 1, 2009 and required retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not consolidate its partially owned affiliate and, therefore, SFAS 160 did not have a material impact on its consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”.  The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).  It also requires the disclosure of the date through which subsequent events have been evaluated.  The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  It requires an ongoing reassessment of whether an entity is the primary beneficiary.  It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8).  However, the content of the disclosures required by SFAS 167 is generally consistent with FSP FAS 140-4 and FIN 46(R)-8.  SFAS 167 is effective for the Company beginning in the first quarter of fiscal year 2010.  The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal year 2009.  As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

5.                                     Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$6,294,000	$7,760,000
Work in process	506,000	797,000
Finished goods	2,947,000	3,915,000
	9,747,000	12,472,000
Less: reserve for slow-moving, obsolete or unusable inventory	(388,000)	(415,000)
	$9,359,000	$12,057,000

6.                                      Investment in and Advances to Unconsolidated Affiliates

On June 14, 2005, Alpha ProTech Engineered Products, Inc., a subsidiary of the Company, entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with 41.66% ownership, by Alpha ProTech Engineered Products, Inc. and 58.34% ownership, by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital and Maple Industries and Associates contributed $708,000.

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for house wrap and synthetic roofing underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

The capital from the initial funding, along with a bank loan to Harmony, which is guaranteed exclusively by Maple Industries and Associates and secured by the assets of Harmony, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India.  The manufacturing includes manufacturing equipment necessary to produce synthetic roof underlayment.  Harmony has also built a 60,000 square-foot facility for the manufacturing of house wrap and other building products.

The Company is subject to the provisions of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, FIN 46R requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, FIN 46R requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “Equity investments in and advances to unconsolidated affiliates” on the accompanying Consolidated Balance Sheets (Unaudited).  The Company records its equity interest in Harmony’s results of operations as “Equity in income of unconsolidated affiliates” on the accompanying Consolidated Income Statements (Unaudited).

The Company reviews annually its investment in Harmony for impairment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 requires recognition of a loss when the decline in an investment is other-than-temporary.  In

Notes to Consolidated Financial Statements (Unaudited)

determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, their historical performance, their performance in relation to their peers and the current economic environment.  The Company has concluded that no impairment was identified.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance was to be repaid over a six-year term commencing in July 2006, and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $8,000 as of June 30, 2009 related to this agreement.

For the three months ended June 30, 2009 and 2008, the Company purchased $1,119,000 and $806,000, respectively, from Harmony.  For the six months ended June 30, 2009 and 2008, Alpha Pro Tech purchased $1,343,000 and $1,607,000, respectively from Harmony.  For the six months ended June 30, 2009 and 2008, the Company recorded equity income in unconsolidated affiliates of $170,000 and $38,000, respectively.  As of June 30, 2009, the Company’s investment in Harmony is $1,563,000, which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $613,000, of which the Company has received $0 in dividends, less $500,000 in repayments of the advance.

7.                                     Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Payroll	$247,000	$280,000
Income tax	761,000	—
Commission and bonus accrual	752,000	545,000
Accrued professional fees	86,000	240,000
Accrued rebates and other	317,000	198,000
	$2,163,000	$1,263,000

Notes to Consolidated Financial Statements (Unaudited)

8.                                     Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net income (Numerator)	$2,168,000	$385,000	$2,683,000	$524,000

Shares (Denominator):

Basic weighted average shares outstanding	22,795,003	24,979,571	23,245,300	25,094,775

Add: Dilutive effect of outstanding stock options	25,142	—	—	—

Diluted weighted average shares outstanding	22,820,145	24,979,571	23,245,300	25,094,775

Net income per share:

Basic	$0.10	$0.02	$0.12	$0.02

Diluted	$0.10	$0.02	$0.12	$0.02

9.                                     Activity of Business Segments

The Company operates through three product segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

Building Supply (formerly known as Engineered Products): consisting of a line of construction weatherization products, such as house wrap and synthetic roof underlayment, for the building and re-roofing markets.  The Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply in the table below.

Infection Control: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.  It also consists of a line of medical bed pads as well as a line of pet beds. Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the medical bed pads, it is now appropriate for these segments be consolidated in the Infection Control segment.  All numbers reflect the updated segmentation.

Notes to Consolidated Financial Statements (Unaudited)

The accounting policies of the segments exclude charges allocated to corporate office expenses, professional fees, public company expenses, executive and management bonuses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Disposable Protective Apparel	$6,077,000	$5,333,000	$10,911,000	$9,787,000
Building Supply	3,758,000	1,924,000	6,015,000	3,284,000
Infection Control	4,712,000	1,656,000	6,948,000	3,366,000

Consolidated total net sales	$14,547,000	$8,913,000	$23,874,000	$16,437,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Disposable Protective Apparel	$1,674,000	$1,251,000	$2,884,000	$2,315,000
Building Supply	642,000	116,000	734,000	(192,000)
Infection Control	2,510,000	518,000	3,314,000	1,040,000

Total segment income	4,826,000	1,885,000	6,932,000	3,163,000
Unallocated corporate expenses	(1,444,000)	(1,268,000)	(2,732,000)	(2,323,000)
Provision for income taxes	(1,214,000)	(232,000)	(1,517,000)	(316,000)

Consolidated net income	$2,168,000	$385,000	$2,683,000	$524,000

10.                              Subsequent Events

On July 21, 2009, the Company dismissed its independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), and engaged Mayer Hoffman McCann P.C. (“MHM”) to serve as the Company’s independent registered public accounting firm.  The dismissal of PwC and the appointment of MHM were approved by the Company’s Audit Committee.  MHM will review the Company’s quarterly financial statements beginning with the fiscal quarter ended June 30, 2009 and will audit the Company’s financial statements for the fiscal year ending December 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements (unaudited) and the notes to our consolidated financial statements (unaudited), which appear elsewhere in this report and with our Form 10-K as of December 31, 2008.

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

Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe that there is a reasonable basis for them, including, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. However, we cannot assure you that management’s expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the Securities and Exchange Commission (“SEC”). In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and, if necessary, write down the difference between the cost of inventory and the estimated market value, less cost to sell, based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and are accrued monthly.

Stock Based Compensation:  Alpha Pro Tech adopted Statement of Financial Accounting Standards  (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and the following assumptions: expected stock price volatility based on historical and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products.  Our products are sold both under the “Alpha Pro Tech” brand name, as well as under private label.

Our products are grouped into three business segments:  The Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment (formerly known as the Engineered Products segment), consisting of construction weatherization products, such as house wrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads as well as a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the medical bed pads, as of the first quarter 2009, these products are consolidated in the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing, (which includes the semi-conductor market), medical and dental distributors, pet distributors and construction, building supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.

Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100%	100.0%

Gross profit	47.2%	44.0%	46.0%	44.8%

Selling, general and administrative	23.4%	35.8%	27.8%	38.5%

Income from operations	22.8%	6.5%	16.9%	4.6%

Income before provision for income taxes	23.2%	6.9%	17.6%	5.1%

Net income	14.9%	4.3%	11.2%	3.2%

Three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008

Sales:  Consolidated sales for the three months ended June 30, 2009 increased to $14,547,000 from $8,913,000 for the three months ended June 30, 2008, representing an increase of $5,634,000, or 63.2%.  This increase consisted of increased sales in the Infection Control segment of $3,056,000, increased Building Supply segment sales of $1,834,000 and increased Disposable Protective Apparel segment sales of $744,000.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2009 increased by $744,000, or 14.0%, to $6,077,000, compared to $5,333,000 for the same period of 2008.  Sales in the second quarter were the highest in almost two years, since third quarter of 2007.  The increase was related to an increase in sales to our largest distributor, as well as to a major national distributor with which we received preferred vendor status in 2008, and as increased sales to other cleanroom and industrial distributors.

The Building Supply segment (formerly known as the Engineered Products segment) sales for the three months ended June 30, 2009 increased by $1,834,000, or 95.3%, to a quarterly record of $3,758,000, compared to $1,924,000 for the same period of 2008.  The segment increase was primarily due to a 171.7% increase in sales of REX™ Synfelt synthetic roof underlayment and a 14.3% increase in sales of REX™ Wrap house wrap.  The sales mix within the Building Supply sales for the second quarter of 2009 and 2008 was 71% and 51%, respectively for synthetic roof underlayment and 29% and 49%, respectively for house wrap.

Our Building Supply segment distribution channel strategy continues to strengthen each and every quarter as we bring new distributors into the mix.  Our REX™ Synfelt synthetic roof underlayment is being  positively received as a superior product in the industry, and we believe that it is a cost effective and a better alternative to felt paper.  As the market evolves from felt paper to sythethic roof underlayment, which is a significant opportunity for us, we believe that we are in a very good position to pick up market share.  Additionally, our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace and our market share is growing even during this weak building market and economic downturn.

Our distribution channel strategy should continue to broaden our ability to take advantage of market opportunities, particularly for synthetic roof underlayment and house wrap, throughout this year and into the future.

Infection Control segment sales for the three months ended June 30, 2009 increased by $3,056,000, or 184.5%, to a quarterly record of $4,712,000, compared to $1,656,000 for the same period of 2008.  Mask sales were up by 222.8%, or $2,475,000, shield sales were up by 172.1%, or $642,000, and medical bed pad and pet beds were down 35.5%, or $61,000, when compared to the quarter ended June 30, 2008.

Respiratory N-95 mask sales were up significantly in the second quarter and are expected to continue to be substantially stronger than normal for the foreseeable future amidst concerns regarding the global H1N1 Influenza A (commonly known as “Swine Flu”) pandemic.

Shield sales improved in the second quarter of 2009, primarily due to the shipment of approximately $400,000, which was the balance of a $1.7 million shield order received in the fourth quarter of 2008, from the same customer from whom we received the non-recurring order in the first quarter of 2007.  This non-recurring order commenced shipping in the fourth quarter of 2008, was shipped out over a period of three quarters and is now complete.  General shield sales also increased in the second quarter.

Consolidated sales for the six months ended June 30, 2009, increased to $23,874,000 from $16,437,000 for the six months ended June 30, 2008, representing an increase of $7,437,000, or 45.2%.  This increase consisted of increased sales in the Infection Control segment of $3,582,000, increased Building Supply segment sales of $2,731,000 and increased Disposable Protective Apparel segment sales of $1,124,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2009, increased by $1,124,000, or 11.5%, to $10,911,000, compared to $9,787,000 for the same period of 2008.  The year to date increase was related primarily to increased sales from our largest distributor as wells as, increased sales from a broad base of our distribution network.

Building Supply segment sales for the six months ended June 30, 2009, increased by $2,731,000, or 83.2%, to $6,015,000, compared to $3,284,000 for the same period of 2008.  The segment increase was primarily due to a 136.5% increase in sales of REX™ Synfelt synthetic roof underlayment and a 17.4% increase in sales of REX™ Wrap house wrap.  The sales mix within the Building Supply sales for the first six months of 2009 and 2008 was 68% and 53%, respectively, for synthetic roof underlayment and 32% and 47%, respectively, for house wrap.

Infection Control segment sales for the six months ended June 30, 2009, increased by $3,582,000, or 106.4%, to $6,948,000, compared to $3,366,000 for the same period of 2008.  Mask sales were up by 111.7%, or $2,440,000, shield sales were up by 181.9%, or $1,337,000, and medical bed pad and pet beds were down 44.5%, or $195,000, when compared to the six months ended June 30, 2008.

The overall mask sales for the first six months of 2009 is primarily due the surge in N-95 respirator mask sales in the second quarter of 2009 due to concerns regarding an outbreak of H1N1.  Shield sales were up primarily due to approximately $1.3 million in shields being shipped in 2009 from the total $1.7 million shield order received in the fourth quarter of 2008.

Gross Profit:   Gross profit increased $2,953,000 by 75.4% to $6,871,000 for the three months ended June 30, 2009, from $3,918,000 for the same period of 2008.  The gross profit margin was 47.2% for the three months ended June 30, 2009, compared to 44.0% for the three months ended June 30, 2008.

Gross profit increased $3,622,000 by 49.2% to $10,990,000 for the six months ended June 30, 2009, from $7,368,000 for the same period of 2008.  The gross profit margin was 46.0% for the six months ended June 30, 2009, compared to 44.8% for the six months ended June 30, 2008.

Gross profit margin for the three and six months ended June 30, 2009, was positively affected by the change in product mix in which Infection Control sales, which have higher margins, increased as a percentage of total sales.  Conversely, gross profit margin for the Disposable Protective Apparel segment for the three and six months was lower than the same periods of 2008; but sales from this segment declined as a percentage of total sales.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $205,000, or 6.4%, to $3,399,000 for the three months ended June 30, 2009 from $3,194,000 for the three months ended June 30, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% for the three months ended June 30, 2009 from 35.8% for the same period of 2008.  The $205,000 increase was primarily due to increased employee compensation of $57,000, increased executive bonus of $308,000 (which is based on pre-tax income), and increased sales commission of $114,000, partially offset by decreased professional fees and public company expenses of $124,000, decreased marketing expenses of $61,000, decreased foreign exchange loss of $45,000 and decreased travel expense of $44,000.

Selling, general and administrative expenses increased by $304,000, or 4.8%, to $6,639,000 for the six months ended June 30, 2009 from $6,335,000 for the six months ended June 30, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 27.8% for the six months ended June 30, 2009 from 38.5% for the same period of 2008.  The increase of $304,000 was primarily due to a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, increased executive bonus of $376,000 and increased commissions of $137,000.  The increase was partially offset by decreased travel expenses of $123,000, decreased marketing expenses of $98,000, decreased professional fees and public company expenses of $96,000, a decreased foreign exchange loss of $108,000 and decreased miscellaneous expenses of $9,000.

Selling, general and administrative expenses as a percentage of sales were significantly lower for the three and six months ended June 30, 2009, as compared to the same periods of 2008.  We believe that we can now effectively leverage the infrastructure we have built to substantially grow the business, while decreasing expenses as a percentage of sales from historical levels.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $376,000 were accrued for the three months ended June 30, 2009 as compared to $68,000 in the same period of 2008.  Total bonuses of $467,000 were accrued for the six months ended June 30, 2009, compared to $93,000 in the same period of 2008.

Depreciation and Amortization:  Depreciation and amortization expense increased by $21,000 or 14.5% to $162,000 for the three months ended June 30, 2009 from $141,000 for the same period of 2008.  Depreciation and amortization expense increased by $40,000 or $14.2% to $322,000 for the six months ended June 30, 2009 from $282,000 for the same period of 2008.  The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations:  Income from operations increased by $2,727,000, or 468.3%, to $3,310,000 for the three months ended June 30, 2009, compared to income from operations of $583,000 for the three months ended June 30, 2008.  The increase in income from operations was due to an increase in gross profit of $2,953,000, partially offset by an increase in selling, general and administrative expenses of $205,000 and an increase in depreciation and amortization of $21,000.

Income from operations increased by $3,278,000, or 436.5%, to $4,029,000 for the six months ended June 30, 2009 compared to income from operations of $751,000 for the six months ended June 30, 2008.  The increase in income from operations was due to an increase in gross profit of $3,622,000, partially offset by an increase in selling, general and administrative expenses of $304,000 and an increase in depreciation and amortization of $40,000.

Equity in Income of Unconsolidated Affiliates:   For the three months ended June 30, 2009, we recorded equity in income of unconsolidated affiliates of $72,000, compared to $17,000 for the same period of 2008.  For the six months ended June 30, 2009, we recorded equity in income of unconsolidated affiliates of $170,000, compared to $38,000 for the same period of 2008.

Net Interest:  For the three months ended June 30, 2009, we had no net interest income, compared to net interest income of $17,000 for the same period of 2008.  For the six months ended June 30, 2009, net interest income was $1,000 compared to net interest income of $51,000 for the same period of 2008.  The net change in net interest income for the three and six months ended June 30, 2009 was primarily due to lower interest rates in 2009 compared to 2008.

Income Before Provision for Income Taxes:  Income before provision for income taxes for the three months ended June 30, 2009 was $3,382,000, compared to $617,000 for the three months ended June 30, 2008, representing an increase of $2,765,000, or 448.1%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $2,727,000, an increase of $55,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $17,000.

Income before provision for income taxes for the six months ended June 30, 2009 was $4,200,000, compared to $840,000 for the six months ended June 30, 2008, representing an increase of $3,360,000, or 400.0%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $3,278,000, an increase of $132,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $50,000.

Provision for Income Taxes:  The provision for income taxes for the three months ended June 30, 2009 was $1,214,000, compared to $232,000 for the same period of 2008.  The effective tax rate was 35.9% for the three months ended June 30, 2009, compared to 37.6% for the same period of 2008.

The provision for income taxes for the six months ended June 30, 2009 was $1,517,000, compared to $316,000 for the same period of 2008.  The effective tax rate was 36.1% for the six months ended June 30, 2009, compared to 37.6% for the same period of 2008.

Management expects the effective tax rate to be in the 36% - 37% range for 2009.

Net Income:  Net income for the three months ended June 30, 2009 was $2,168,000, compared to net income of $385,000 for the three months ended June 30, 2008, an increase of $1,783,000, or 463.4%.  The net income increase was primarily due to an increase in income before provision for income taxes of $2,765,000, partially offset by an increase in income taxes of $982,000.  Net income as a percentage of sales for the three months ended June 30, 2009 and 2008 was 14.9% and 4.3%, respectively.  Basic and diluted income per share for the three months ended June 30, 2009 and 2008 was $0.10 and $0.02, respectively.

Net income for the six months ended June 30, 2009 was $2,683,000, compared to net income of $524,000 for the six months ended June 30, 2008, an increase of $2,159,000, or 412.0%.  The net income increase was primarily due to an increase in income before provision for income taxes of $3,360,000, partially offset by an increase in income taxes of $1,201,000.  Net income as a percentage of sales for the six months ended June 30, 2009 and 2008 was 11.2% and 3.2%, respectively.  Basic and diluted income per share for the six months ended June 30, 2009 and 2008 was $0.12 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash and cash equivalents of $6,455,000 and working capital of $22,693,000, an increase in working capital of 4.6%, or $1,000,000, since December 31, 2008.  As of June 30, 2009, our current ratio was 7:1, compared to 13:1 as of December 31, 2008.  Cash increased by $1,877,000 to $6,455,000 as of June 30, 2009 as compared to $4,578,000 as of December 31, 2008.  The increase in cash was due to cash provided by operating activities of $3,874,000, offset by cash paid for the repurchase of common stock of $1,795,000 and cash used in investing activities of $202,000 for the aggregate purchase of property and equipment and intangible assets.

We have a $3,500,000 credit facility with a bank, consisting of a line of credit with interest at prime plus 0.5%.  At June 30, 2009, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 at June 30, 2009.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2009, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $3,874,000 for the six months ended June 30, 2009, compared to $408,000 net cash used in operating activities for the six months ended June 30, 2008.  The net cash provided by operating activities of $3,874,000 for the six months ended June 30, 2009 was due to net income of $2,683,000, adjusted by the following: an increase in amortization of share-based compensation expense of $119,000, depreciation and amortization of $322,000, a decrease in the deferred income taxes of $38,000, an increase in equity in income of unconsolidated affiliates of $170,000, an in accounts receivable of $3,041,000, a decrease in inventory of $2,698,000, an increase in prepaid expenses of $554,000 and increase in accounts payable and accrued liabilities of $1,779,000.

The net cash used in operating activities of $408,000 for the six months ended June 30, 2008 was due to net income of $524,000, adjusted by the following: amortization of share-based compensation of $97,000, depreciation and amortization of $282,000 and an increase in the net deferred tax asset of $85,000, equity in income of unconsolidated affiliates of $38,000 an increase in accounts receivable of $905,000, a decrease in inventory of $219,000, an increase in prepaid expenses of $333,000, a decrease in accounts payable and accrued liabilities of $169,000.

Accounts receivable increased by $3,041,000, or 59.7%, to $8,132,000 as of June 30, 2009 from $5,091,000 as of December 31, 2008.  The increase in accounts receivable is primarily related to the increase in sales.  The number of days of sales outstanding as of June 30, 2009 was 45 days, as compared to 51 days as of December 31, 2008.

Inventory decreased by $2,698,000, or 22.4%, to $9,359,000 as of June 30, 2009 from $12,057,000 as of December 31, 2008.  The decrease was primarily due to a decrease in inventory for the Building Supply Segment (formerly the Engineered Products segment) of approximately $2,080,000, or 35.0%, to $3,860,000 as of June 30, 2009.  Inventory levels for this segment are now more closely aligned with current demand.

Prepaid expenses and other current assets increased by $554,000 to $1,894,000 as of June 30, 2009 from $1,340,000 as of December 31, 2008.  The increase was primarily due to an increase in prepaid inventory from Asia.

Accounts payable and accrued liabilities as of June 30, 2009 increased by $1,779,000 to $3,662,000 from $1,883,000 as of December 31, 2008.  The net change was primarily due to an increase in accrued liabilities of $900,000 and an increase in trade payables of $879,000.  Accrued liabilities for the six months increased as follows: commission and bonus accrual increased by $207,000, accrued rebates and other increased by $119,000 and income tax payable increased by $761,000.  This was partially offset by decreases in accrued payroll expenses of $33,000 and accrued professional fees of $154,000.

Net cash used in investing activities was $202,000 for the six months ended June 30, 2009, compared to net cash used in investing activities of $79,000 for the same period of 2008.  Our investing activity for the six months in 2009 consisted of expenditures for property and equipment of $194,000 and the purchase of intangible assets of $8,000, compared to $45,000 and $34,000, respectively, for the same period of 2008.  The expenditures for property and equipment in 2009 are primarily for the Building Supply segment.

For the six months ended June 30, 2009, net cash used in financing activities was $1,795,000, compared to net cash used in financing activities of $972,000 for the same period of 2008.  Our financing activities for both periods were solely due to the repurchase of common stock.

As of June 30, 2009 we had $1,175,000 available for additional stock purchases under our repurchase program.  During the six months ended June 30, 2009, we repurchased 1,447,600 shares of common stock at a cost of $1,795,000.   As of June 30, 2009, we had repurchased a total of 6,086,500 shares of common stock at a cost of $7,345,000 through our repurchase program. We retire all stock repurchases. Future repurchases are expected to be funded from cash on hand and cash flow from operations.

As shown below, at June 30, 2009, our contractual cash obligations totaled approximately $698,000.

	Payment Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years

Operating lease obligations	$698,000	$330,000	$360,000	$8,000

Total contractual cash obligations	$698,000	$330,000	$360,000	$8,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 was adopted for fiscal year 2008; however, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the twelve months ended December 31, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”)”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In February 2008, the FASB decided to postpone, for one year, the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis and as of January 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations, (“SFAS 141R”),” which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R was effective January 1, 2009 and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”),” which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements.  SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders’ equity.  SFAS 160 was effective January 1, 2009 and required retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The Company does not consolidate its partially owned affiliate and, therefore, SFAS 160 did not have a material impact on its consolidated financial statements.

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

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”.  The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).  It also requires the disclosure of the date through which subsequent events have been evaluated.  The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS

167).  SFAS 167 eliminates a required quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  It requires an ongoing reassessment of whether an entity is the primary beneficiary.  It also nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP FAS 140-4 and FIN 46(R)-8).  However, the content of the disclosures required by SFAS 167 is generally consistent with FSP FAS 140-4 and FIN 46(R)-8.  SFAS 167 is effective for the Company beginning in the first quarter of fiscal year 2010.  The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal year 2009.  As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

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

As of June 30, 2009, we had no debt outstanding.

We do not expect any significant effect on our results of operations from inflationary or interest and currency rate fluctuations.  We do not hedge our interest rate or foreign exchange risks.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.

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

Changes in Internal Controls.

During the quarter to which this report relates, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
April 1- 30, 2009	504,400	$1.06	504,400	$2,146,000
May 1- 31, 2009	557,000	$1.50	557,000	$1,306,000
June 1- 30, 2009	76,400	$1.70	76,400	$1,175,000

(1)         On April 8, 2009, our Board of Directors authorized the expansion of the Company’s share repurchase program previously announced in December 1999.  Under the repurchase program, the Company is authorized to repurchase up to a total of $8,520,000 of common stock.

We did not sell any unregistered equity securities during the period covered by this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 9, 2009 the (the “Annual Meeting”).

The following persons were elected to the Company’s Board of Directors at the Annual Meeting pursuant to the votes indicated:

NAME	FOR	WITHHELD

Sheldon Hoffman	15,620,425	2,968,457

Alexander Millar	15,519,224	3,069,658

Danny Montgomery	15,634,646	2,954,236

Robert Isaly	15,516,914	3,071,968

John Ritota	15,532,136	3,056,746

Russell Manock	15,635,622	2,953,260

David Anderson	15,634,098	2,954,784

The only other matter voted upon at the Annual Meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants.  The results of the stockholder voting on this matter are summarized as follows:

For	Against	Abstain

16,648,158	1,919,757	20,967

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith)

31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith)

32.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of         the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith)

32.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 6, 2009	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 6, 2009	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer