Form 10-Q
period 2009-09-30
ALPHA PRO TECH LTD
filed 2009-10-28
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 27, 2009
Common Stock, $0.01 par value	22,370,950 shares

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 10-Q and Form 8-K, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.  The Company’s 2008 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and nine months ended September 30, 2009 with the same period in 2008.

Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008 (1)

Assets
Current assets:
Cash and cash equivalents	$9,084,000	$4,578,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 at September 30, 2009 and $71,000 at December 31, 2008	9,693,000	5,091,000
Inventories, net	9,440,000	12,057,000
Prepaid expenses and other current assets	2,046,000	1,340,000
Deferred income taxes	593,000	510,000
Total current assets	30,856,000	23,576,000

Property and equipment, net	3,762,000	3,942,000
Goodwill, net	55,000	55,000
Intangible assets, net	191,000	202,000
Equity investments in and advances to unconsolidated affiliates	1,610,000	1,393,000
Total assets	$36,474,000	$29,168,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,346,000	$620,000
Accrued liabilities	3,115,000	1,263,000
Total current liabilities	5,461,000	1,883,000

Deferred income taxes	880,000	819,000
Total liabilities	6,341,000	2,702,000

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,360,954 and 23,850,855 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	224,000	239,000
Additional paid-in capital	22,962,000	24,785,000
Retained earnings	6,947,000	1,442,000
Total shareholders’ equity	30,133,000	26,466,000
Total liabilities and shareholders’ equity	$36,474,000	$29,168,000

(1)	The consolidated balance sheet as of December 31, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$16,889,000	$10,217,000	$40,763,000	$26,654,000

Cost of goods sold, excluding depreciation and amortization	8,680,000	5,862,000	21,564,000	14,931,000

Gross margin	8,209,000	4,355,000	19,199,000	11,723,000

Expenses:
Selling, general and administrative	3,659,000	3,078,000	10,299,000	9,413,000
Depreciation and amortization	165,000	151,000	487,000	433,000

Income from operations	4,385,000	1,126,000	8,413,000	1,877,000

Other income:
Equity in income of unconsolidated affiliates	47,000	85,000	217,000	123,000
Interest, net	5,000	7,000	7,000	59,000

Income before provision for income taxes	4,437,000	1,218,000	8,637,000	2,059,000

Provision for income taxes	1,615,000	473,000	3,132,000	790,000

Net income	$2,822,000	$745,000	$5,505,000	$1,269,000

Basic net income per share	$0.13	$0.03	$0.24	$0.05

Diluted net income per share	$0.12	$0.03	$0.24	$0.05

Basic weighted average shares outstanding	23,359,902	24,720,617	22,946,924	24,979,837

Diluted weighted average shares outstanding	23,113,155	24,720,617	23,337,644	24,979,837

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2008	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000

Share-based compensation expense	—	—	175,000	—	175,000

Stock options exercised	64,999	1,000	95,000	—	96,000

Common stock repurchased and retired	(1,554,900)	(16,000)	(2,093,000)	—	(2,109,000)

Net income	—	—	—	5,505,000	5,505,000

Balance at September 30, 2009	22,360,954	$224,000	$22,962,000	$6,947,000	$30,133,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,505,000	$1,269,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	175,000	153,000
Depreciation and amortization	487,000	433,000
Deferred income taxes	(22,000)	(86,000)
Equity in income of unconsolidated affiliates	(217,000)	(123,000)
Changes in assets and liabilities:
Accounts receivable, net	(4,602,000)	(691,000)
Inventories, net	2,617,000	1,456,000
Prepaid expenses and other current assets	(706,000)	264,000
Accounts payable and accrued liabilities	3,578,000	(488,000)

Net cash provided by operating activities	6,815,000	2,187,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(285,000)	(56,000)
Purchase of intangible assets	(11,000)	(43,000)

Net cash used in investing activities	(296,000)	(99,000)

Cash Flows From Financing Activities:
Payments for the repurchase and retirement of common stock	(2,109,000)	(1,335,000)

Proceeds from the exercise of stock options	96,000	—

Net cash used in financing activities	(2,013,000)	(1,335,000)

Increase in cash during the period	4,506,000	753,000

Cash and cash equivalents, beginning of period	4,578,000	4,064,000
Cash and cash equivalents, end of period	$9,084,000	$4,817,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements should be read in conjunction with the Company’s current year filings on Form 10-Q and Form 8-K filed with the SEC, as well as the consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K (the” 2008 10-K”), which was filed with the SEC on March 11, 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2008 was extracted from the audited consolidated financial statements contained in the 2008 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

Also, management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of October 28, 2009.  All appropriate subsequent event disclosures, if any, have been made in the notes to the unaudited consolidated financial statements.

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

Notes to Consolidated Financial Statements (Unaudited)

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) Topic 718, Stock Compensation, effective January 1, 2006, using the modified prospective application method.  Topic 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first nine months of 2009, there were no stock options granted under the  stock option plan; 550,000 stock options were granted under the stock option plan during the first nine months of 2008.  The Company recognized $56,000 and $55,000 in share-based compensation expense in its consolidated financial statements for the three months ended September 30, 2009 and 2008, respectively, related to previously issued options.  The Company recognized $175,000 and $153,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2009 and 2008, respectively, related to previously issued options.

Stock options to purchase 1,630,000 and 1,870,000 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.  As of September 30, 2009, 753,253 incremental shares were included in the computation of diluted earnings per share because the exercise prices of all of the stock options were less than the average share price of the Company’s common stock for the 2009 third quarter, and, therefore the effect was dilutive.   As of September 30, 2008, none of the 1,870,000 outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average share price of the Company’s common stock for the 2008 third quarter, and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in Staff Accounting Bulletin No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter, or fiscal period, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and does not expect to in the future.

The following table summarizes stock option activity during the nine months ended September 30, 2009:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	1,870,000	$1.56	4.22	—
Exercised	(65,000)	$1.47	—	—
Granted	—	—	—	—
Forfeited or expired	(175,000)	$1.62	—	—

Options outstanding at September 30, 2009	1,630,000	$1.56	3.46	$6,584,000

Options exercisable at September 30, 2009	1,159,000	$1.67	3.38	$4,557,000

As of September 30, 2009, $207,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.68 years.

Notes to Consolidated Financial Statements (Unaudited)

4.                                      New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included herein.  For further discussion of the Codification, see the Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820” and formerly referred to as SFAS No. 157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.  The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009.  The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

FASB ASC 805, Business Combinations, (“ASC 805” and formerly referred to as SFAS No. 141(R)), requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed.  The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation, (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information, (“ASC 810-10-65” and formerly referred to as SFAS No. 160), establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008.  The application of ASC 810-10-65 did not have a significant impact on consolidated earnings nor the consolidated financial position as the Company does not consolidate its partially owned affiliate.

FASB ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events, (“ASC 855” and formerly referred to as SFAS No. 165), modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an

Notes to Consolidated Financial Statements (Unaudited)

entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance is effective for the Company beginning in the first quarter of fiscal year 2010.  The Company is currently evaluating the impact that the adoption of ASC 810 will have on its consolidated financial statements.

FASB ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual consolidated financial statements for the year ended December 31, 2009.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Topic 605, Revenue Recognition: Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

5.                                      Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$6,932,000	$7,760,000
Work in process	287,000	797,000
Finished goods	2,609,000	3,915,000
	9,828,000	12,472,000
Less: reserve for slow-moving, obsolete or unusable inventory	(388,000)	(415,000)
	$9,440,000	$12,057,000

6.                                      Investment in and Advances to Unconsolidated Affiliates

On June 14, 2005, Alpha ProTech Engineered Products, Inc., a subsidiary of the Company, entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with 41.66% ownership, by Alpha ProTech Engineered Products, Inc. and 58.34% ownership, by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital, and Maple Industries and Associates contributed $708,000.

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for house wrap and synthetic roofing underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.

The capital from the initial funding, along with a bank loan to Harmony, which is guaranteed exclusively by Maple Industries and Associates and secured by the assets of Harmony, was utilized to purchase an existing 33,000 square-foot manufacturing facility in India.  The manufacturing facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  Harmony has also built in India a 60,000 square-foot facility for the manufacturing of house wrap and other building products.

The Company is subject to the provisions of FASB ASC Topic 810, Consolidation, which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, Topic 810 requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, Topic 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC Topic 323, Investments — Equity Method and Joint Ventures. Topic 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining

Notes to Consolidated Financial Statements (Unaudited)

whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance was to be repaid over a six-year term commencing in July 2006, and the balance is to be paid in the seventh year.  During 2006, Harmony repaid $39,000 in scheduled payments and $461,000 in additional payments, for a total of $500,000, leaving a balance of $442,000.  Harmony has not made any further payments to date and, except for annual interest payments, is not required to make and further payments until 2013, when the balance the advance is due in full.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $12,000 as of September 30, 2009 related to this agreement.  The interest payment for 2009 is due in the first quarter of 2010.

For the three months ended September 30, 2009 and 2008, the Company purchased $1,866,000 and $198,000, respectively, from Harmony.  For the nine months ended September 30, 2009 and 2008, the Company purchased $3,209,000 and $1,805,000, respectively, from Harmony.  For the nine months ended September 30, 2009 and 2008, the Company recorded equity income in unconsolidated affiliates of $217,000 and $123,000, respectively.  As of September 30, 2009, the Company’s investment in Harmony is $1,610,000, which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $660,000, of which the Company has received $0 in dividends, less $500,000 in repayments of the advance.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Payroll	$211,000	$280,000
Income tax	1,082,000	—
Commission and bonus accrual	1,344,000	545,000
Accrued professional fees	113,000	240,000
Accrued rebates and other	365,000	198,000
	$3,115,000	$1,263,000

Notes to Consolidated Financial Statements (Unaudited)

8.             Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (Numerator)	$2,822,000	$745,000	$5,505,000	$1,269,000

Shares (Denominator):

Basic weighted average shares outstanding	22,359,902	24,720,617	22,946,924	24,979,837

Add: Dilutive effect of outstanding stock options	753,253	—	390,720	—

Diluted weighted average shares outstanding	23,113,155	24,720,617	23,337,644	24,979,837

Net income per share:

Basic	$0.13	$0.03	$0.24	$0.05

Diluted	$0.12	$0.03	$0.24	$0.05

9.                                    Activity of Business Segments

The Company operates through three product segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Building Supply (formerly known as Engineered Products): consisting of a line of construction weatherization products, such as house wrap and synthetic roof underlayment, for the building and re-roofing markets.  The Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply in the table below.

Infection Control: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.  It also consists of a line of medical bed pads as well as a line of pet beds. Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the sale of medical bed pads, it is now

Notes to Consolidated Financial Statements (Unaudited)

appropriate for these segments be consolidated in the Infection Control segment.  All numbers reflect the updated segmentation.

The accounting policies of the segments exclude charges allocated to corporate office expenses, professional fees, public company expenses, executive and management bonuses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Disposable Protective Apparel	$5,265,000	$5,439,000	$16,176,000	$15,226,000
Building Supply	5,292,000	3,155,000	11,307,000	6,439,000
Infection Control	6,332,000	1,623,000	13,280,000	4,989,000

Consolidated total net sales	$16,889,000	$10,217,000	$40,763,000	$26,654,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Disposable Protective Apparel	$1,715,000	$1,378,000	$4,599,000	$3,691,000
Building Supply	1,041,000	535,000	1,776,000	343,000
Infection Control	3,317,000	532,000	6,631,000	1,571,000

Total segment income	6,073,000	2,445,000	13,006,000	5,605,000
Unallocated corporate expenses	(1,636,000)	(1,227,000)	(4,369,000)	(3,546,000)
Provision for income taxes	(1,615,000)	(473,000)	(3,132,000)	(790,000)

Consolidated net income	$2,822,000	$745,000	$5,505,000	$1,269,000

10.           Subsequent Events

There were no subsequent events.

ITEM 2   . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements (unaudited) and the notes to our consolidated financial statements (unaudited), included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our  Form 10-K for the year ended December 31, 2008.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures and other information that is not historical information. When used in this report, the words “estimates”, “expects”, “anticipates”, “forecasts”, “plans”, “intends”, “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of us, are also expressly qualified by these cautionary statements.

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

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the Securities and Exchange Commission (the “SEC”). In addition, we provide electronic or paper copies of our filings free of charge upon request.

Critical Accounting Policies

The Financial Accounting Standards Board (“FASB”) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification TM (the “FASB ASC”), which is also sometimes referred to as the “Codification” or the “ ASC”.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  To the Company, this means instead of following the rules in Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), Share-Based Payment, we will follow the guidance in Topic 718, Stock Compensation.  References to generally accepted accounting principles (“GAAP”) issued by the FASB, within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Unaudited) included elsewhere in this report are to the Codification.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like SFAS No. 123R, are no longer being issued by the FASB.

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

Revenue Recognition: For sales transactions, we comply with the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days and our products are not generally susceptible to external factors, such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and are accrued monthly.

Stock Based Compensation:  The Company adopted FASB ASC Topic 718, Stock Compensation, effective January 1, 2006, using the modified prospective application method.  Topic 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and the following assumptions: expected stock price volatility based on historical volatility and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future. The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their fair value.

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

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment (formerly known as the Engineered Products segment), consisting of construction weatherization products, such as house wrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads as well as a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the medical bed pads, as of the first quarter of 2009, these products are consolidated in the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, pet distributors and construction, building supply and roofing distributors.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%

Gross profit	48.6%	42.6%	47.1%	44.0%

Selling, general and administrative	21.7%	30.1%	25.3%	35.3%

Income from operations	26.0%	11.0%	20.6%	7.0%

Income before provision for income taxes	26.3%	11.9%	21.2%	7.7%

Net income	16.7%	7.3%	13.5%	4.8%

Three and Nine Months ended September 30, 2009, compared to Three and Nine Months ended September 30, 2008

Sales:  Consolidated sales for the three months ended September 30, 2009 increased to $16,889,000 from $10,217,000 for the three months ended September 30, 2008, representing an increase of $6,672,000, or 65.3%.  This increase consisted of increased sales in the Infection Control segment of $4,709,000 and increased Building Supply segment sales of $2,137,000, partially offset by decreased Disposable Protective Apparel segment sales of $174,000.

The Building Supply segment (formerly known as the Engineered Products segment) sales for the three months ended September 30, 2009 increased by $2,137,000, or 67.7%, to a quarterly record of $5,292,000, compared to $3,155,000 for the same period of 2008.  This quarterly record follows on the heels of a previous quarterly record of $3,758,000 in the second quarter of 2009.  The segment increase was primarily due to a 72.6% increase in sales of REX™ Synfelt synthetic roof underlayment and a 52.0% increase in sales of REX™ Wrap house wrap.  The sales mix within the Building Supply segment for the third quarter of 2009 and 2008 was 75% and 72%, respectively, for synthetic roof underlayment and 25% and 28%, respectively, for house wrap.

Our REX™ Synfelt synthetic roof underlayment is perceived as a superior product in the industry and as the market evolves from felt paper to sythethic roof underlayment, which is a significant opportunity for us; we believe that we are in a very good position to pick up market share.  Additionally, we believe that our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace and that our market share is growing even during this weak building market and economic downturn.

Our Building Supply segment distribution channel strategy continues to strengthen each and every quarter and should continue to broaden our ability to take advantage of market opportunities throughout this year and into the future.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2009 decreased by $174,000, or 3.2%, to $5,265,000, compared to $5,439,000 for the same period of 2008, which were the highest quarterly sales of 2008.  Sales in the third quarter of this year were adversely affected by a supply chain issue in which goods from Asia were delayed due to the high demand for products relating to the global H1N1 Influenza A pandemic.

Infection Control segment sales for the three months ended September 30, 2009 increased by $4,709,000, or 290.1%, to a quarterly record of $6,332,000, compared to $1,623,000 for the same period of 2008.  This quarterly record follows on the heels of a previous quarterly record of $4,712,000 in the second quarter of 2009.  Mask sales were up by 378.9%, or $4,193,000, shield sales were up by 156.5%, or $547,000, and medical bed pad and pet beds were down by 18.3%, or $31,000, compared to the three months ended September 30, 2008.

N-95 respirator mask sales were up significantly in the third quarter of 2009, compared to the same quarter last year and compared to the second quarter of 2009.  Our N-95 respirator mask sales are expected to continue to grow significantly in the fourth quarter from current levels and are expected to be substantially stronger than normal for the foreseeable future amidst concerns relating to the global H1N1 Influenza A pandemic.  Shield sales also improved in the third quarter of 2009, primarily due to the H1N1 outbreak.

Consolidated sales for the nine months ended September 30, 2009 increased to $40,763,000 from $26,654,000 for the nine months ended September 30, 2008, representing an increase of $14,109,000, or 52.9%.  This increase consisted of increased sales in the Infection Control segment of $8,291,000, increased Building Supply segment sales of $4,868,000 and increased Disposable Protective Apparel segment sales of $950,000.

Building Supply segment sales for the nine months ended September 30, 2009 increased by $4,868,000, or 75.6%, to $11,307,000, compared to $6,439,000 for the same period of 2008.  The segment increase was primarily due to a 100.2% increase in sales of REX™ Synfelt synthetic roof underlayment and a 32.7% increase in sales of REX™ Wrap house wrap.  The sales mix within the Building Supply segment for the first nine months of 2009 and 2008 was 71% and 62%, respectively, for synthetic roof underlayment and 29% and 38%, respectively, for house wrap.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30 2009 increased by $950,000, or 6.2%, to $16,176,000, compared to $15,226,000 for the same period of 2008.  The year-to-date increase was related primarily to increased sales to our largest distributor, as well as increased sales to a broad base of our distribution network.

Infection Control segment sales for the nine months ended September 30, 2009 increased by $8,291,000, or 166.2%, to $13,280,000, compared to $4,989,000 for the same period of 2008.  Mask sales were up by 201.1%, or $6,632,000, shield sales were up by 173.8%, or $1,885,000, and medical bed pad and pet beds were down 37.3%, or $226,000, compared to the nine months ended September 30, 2008.

The overall increase in mask sales for the first nine months of 2009 was primarily attributable to the surge in N-95 respirator mask sales in the second and third quarters of 2009 due to concerns relating to the H1N1 Influenza A pandemic.  Shield sales were up primarily due to approximately $1.3 million in shields being shipped in 2009 from a $1.7 million non-recurring shield order received in the fourth quarter of 2008 and due to the H1N1 Influenza A pandemic.

Gross Profit:  Gross profit increased by $3,854,000, or 88.5%, to $8,209,000 for the three months ended September 30, 2009 from $4,355,000 for the same period of 2008.  The gross profit margin was 48.6% for the three months ended September 30, 2009, compared to 42.6% for the three months ended September 30, 2008.

Gross profit increased by $7,476,000, or 63.8%, to $19,199,000 for the nine months ended September 30, 2009 from $11,723,000 for the same period of 2008.  The gross profit margin was 47.1% for the nine months ended September 30, 2009, compared to 44.0% for the nine months ended September 30, 2008.

Gross profit margin for the three and nine months ended September 30, 2009 was positively affected by the change in product mix in which Infection Control sales, which have higher margins, increased as a percentage of total sales.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $581,000, or 18.9%, to $3,659,000 for the three months ended September 30, 2009 from $3,078,000 for the three months ended September 30, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% for the three months ended September 30, 2009 from 30.1% for the same period of 2008.  The $581,000 increase in expenses was primarily due to increased employee compensation of $119,000, increased executive bonus of $356,000 (which is based on pre-tax income), increased sales commission of $96,000 and increased miscellaneous expenses of $10,000.

Selling, general and administrative expenses increased by $886,000, or 9.4%, to $10,299,000 for the nine months ended September 30, 2009 from $9,413,000 for the nine months ended September 30, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 25.3% for the nine months ended September 30, 2009 from 35.3% for the same period of 2008.  The increase of $886,000 in expenses was primarily due to a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, increased employee compensation of $159,000, increased executive bonus of $730,000 and increased commissions of $233,000.  The increase was partially offset by decreased travel expenses of $160,000, decreased marketing expenses of $91,000, decreased professional fees and public company expenses of $109,000 and a decreased foreign exchange loss of $101,000.

Selling, general and administrative expenses as a percentage of net sales were significantly lower for the three and nine months ended September 30, 2009, compared to the same periods of 2008.  We believe that we can now effectively leverage the infrastructure that we have built to substantially grow the business while decreasing expenses as a percentage of sales from historical levels.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $492,000 were accrued for the three months ended September 30, 2009 as compared to $136,000 in the same period of 2008.  Total bonuses of $959,000 were accrued for the nine months ended September 30, 2009, compared to $229,000 in the same period of 2008.

Depreciation and Amortization:  Depreciation and amortization expense increased by $14,000, or 9.3%, to $165,000 for the three months ended September 30, 2009 from $151,000 for the same period of 2008.  Depreciation and amortization expense increased by $54,000, or $12.5%, to $487,000 for the nine months ended September 30, 2009 from $433,000 for the same period of 2008.  The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations:  Income from operations increased by $3,259,000, or 289.4%, to $4,385,000 for the three months ended September 30, 2009, compared to income from operations of $1,126,000 for the three months ended September 30, 2008.  The increase in income from operations was due to an increase in gross profit of $3,854,000, partially offset by an increase in selling, general and administrative expenses of $581,000 and an increase in depreciation and amortization of $14,000.

Income from operations increased by $6,536,000, or 348.2%, to $8,413,000 for the nine months ended September 30, 2009, compared to income from operations of $1,877,000 for the nine months ended September 30, 2008.  The increase in income from operations was due to an increase in gross profit of $7,476,000, partially offset by an increase in selling, general and administrative expenses of $886,000 and an increase in depreciation and amortization of $54,000.

Equity in Income of Unconsolidated Affiliates:  For the three months ended September 30, 2009, we recorded equity in income of unconsolidated affiliates (Harmony) of $47,000, compared to $85,000 for the same period of 2008.  For the nine months ended September 30, 2009, we recorded equity in income of unconsolidated affiliates (Harmony) of $217,000, compared to $123,000 for the same period of 2008.

Net Interest Income:  For the three months ended September 30, 2009, net interest income was $5,000, compared to net interest income of $7,000 for the same period of 2008.  For the nine months ended September 30, 2009, net interest income was $7,000, compared to net interest income of $59,000 for the same period of 2008.  The change in net interest income for the three and nine months ended September 30, 2009 was primarily due to lower interest rates in 2009 compared to 2008.

Income Before Provision for Income Taxes:  Income before provision for income taxes for the three months ended September 30, 2009 was $4,437,000, compared to $1,218,000 for the three months ended September 30, 2008, representing an increase of $3,219,000, or 264.3%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $3,259,000, partially offset by a decrease of $38,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $2,000.

Income before provision for income taxes for the nine months ended September 30, 2009 was $8,637,000, compared to $2,059,000 for the nine months ended September 30, 2008, representing an increase of $6,578,000, or 319.5%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $6,536,000, an increase of $94,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $52,000.

Provision for Income Taxes:  The provision for income taxes for the three months ended September 30, 2009 was $1,615,000, compared to $473,000 for the same period of 2008.  The effective tax rate was 36.3% for the three months ended September 30, 2009, compared to 38.8% for the same period of 2008.

The provision for income taxes for the nine months ended September 30, 2009 was $3,132,000, compared to $790,000 for the same period of 2008.  The effective tax rate was 36.3% for the nine months ended September 30, 2009, compared to 38.4% for the same period of 2008.

Management expects the effective tax rate to be in the 36%-37% range for 2009.

Net Income:  Net income for the three months ended September 30, 2009 was $2,822,000, compared to net income of $745,000 for the three months ended September 30, 2008, an increase of $2,077,000, or 278.8%.  The net income increase was primarily due to an increase in income before provision for income taxes of $3,219,000, partially offset by an increase in income taxes of $1,142,000.  Net income as a percentage of sales for the three months ended September 30, 2009 and 2008 was 16.7% and 7.3%, respectively.  Basic income per share for the three months ended September 30, 2009 and 2008 was $0.13 and $0.03, respectively.  Diluted income per share for the three months ended September 30, 2009 and 2008 was $0.12 and $0.03, respectively.

Net income for the nine months ended September 30, 2009 was $5,505,000, compared to net income of $1,269,000 for the nine months ended September 30, 2008, an increase of $4,236,000, or 333.8%.  The net income increase was primarily due to an increase in income before provision for income taxes of $6,578,000, partially offset by an increase in income taxes of $2,342,000.  Net income as a percentage of sales for the nine months ended September 30, 2009 and 2008 was 13.5% and 4.8%, respectively.  Basic income per share for the nine months ended September 30, 2009 and 2008 was $0.24 and $0.05, respectively.  Diluted income per share for the nine months ended September 30, 2009 and 2008 was $0.24 and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash and cash equivalents of $9,084,000 and working capital of $25,395,000, an increase in working capital of 17.1%, or $3,702,000, since December 31, 2008.  As of September 30, 2009, our current ratio was 6:1, compared to 13:1 as of December 31, 2008.  Cash increased by 98.4%, or $4,506,000, to $9,084,000 as of September 30, 2009, compared to $4,578,000 as of December 31, 2008.  The increase in cash was due to cash provided by operating activities of $6,815,000 and cash provided by the exercise of stock options of $96,000, offset by cash paid for the repurchase of common stock of $2,109,000 and cash used in investing activities of $296,000 for the aggregate purchase of property and equipment and intangible assets.

We have a $3,500,000 credit facility with Wells Fargo, consisting of a line of credit with interest at prime plus 0.5%.  As of September 30, 2009, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2009.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2009, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $6,815,000 for the nine months ended September 30, 2009, compared to $2,187,000 net cash provided by operating activities for the nine months ended September 30, 2008.  The net cash provided by operating activities of $6,815,000 for the nine months ended September 30, 2009 was due to net income of $5,505,000, adjusted by the following: an increase in amortization of share-based compensation expense of $175,000, depreciation and amortization of $487,000, a decrease in deferred income taxes of $22,000, an increase in equity in income of unconsolidated affiliates of $217,000, an increase in accounts receivable of $4,602,000, a decrease in inventory of $2,617,000, an increase in prepaid expenses and other current assets of $706,000 and an increase in accounts payable and accrued liabilities of $3,578,000.

The net cash provided by operating activities of $2,187,000 for the nine months ended September 30, 2008 was due to net income of $1,269,000, adjusted by the following: an increase in amortization of share-based compensation of $153,000, depreciation and amortization of $433,000, an increase in the net deferred tax asset of $86,000, an increase in equity in income of unconsolidated affiliates of $123,000, an increase in accounts receivable of $691,000, a decrease in inventory of $1,456,000, a decrease in prepaid expenses and other current assets of $264,000 and a decrease in accounts payable and accrued liabilities of $488,000.

Accounts receivable increased by $4,602,000, or 90.4%, to $9,693,000 as of September 30, 2009 from $5,091,000 as of December 31, 2008.  The increase in accounts receivable was primarily related to the increase in sales.  The number of days of sales outstanding as of September 30, 2009 was 49 days compared to 51 days as of December 31, 2008.

Inventory decreased by $2,617,000, or 21.7%, to $9,440,000 as of September 30, 2009 from $12,057,000 as of December 31, 2008.  The decrease was primarily due to a decrease in inventory for the Building Supply segment (formerly the Engineered Products segment) of approximately $3,071,000, or 51.7%, to $2,869,000 as of September 30, 2009.  Inventory for the Infection Control segment was up $587,000 due to the significant increase in sales.

Prepaid expenses and other current assets increased by $706,000, or 52.7%, to $2,046,000 as of September 30, 2009 from $1,340,000 as of December 31, 2008.  The increase was primarily due to an increase in prepaid inventory from Asia.

Accounts payable and accrued liabilities as of September 30, 2009 increased by $3,578,000, or 190.0%, to $5,461,000 from $1,883,000 as of December 31, 2008.  The change was primarily due to an increase in trade payables of $1,726,000 and an increase in accrued liabilities of $1,852,000.  Accrued liabilities for the nine months ended September 30, 2009 increased as follows: commission and bonus accrual increased by $799,000, accrued rebates and other increased by $167,000 and income tax payable increased by $1,082,000.  This was partially offset by decreases in accrued payroll expenses of $69,000 and accrued professional fees of $127,000.  Trade payables have increased to meet the inventory stocking demands of our increased sales.

Net cash used in investing activities was $296,000 for the nine months ended September 30, 2009, compared to net cash used in investing activities of $99,000 for the same period of 2008.  Our investing activities for the nine months ended September 30, 2009 consisted of expenditures for property and equipment of $285,000 and the purchase of intangible assets of $11,000, compared to $56,000 and $43,000, respectively, for the same period of 2008.  The expenditures for property and equipment in 2009 were primarily for the Building Supply segment.

Net cash used in financing activities was $2,013,000 for the nine months ended September 30, 2009, compared to net cash used in financing activities of $1,335,000 for the same period of 2008.  Our financing activities for both periods were primarily due to the repurchase of common stock.

As of September 30, 2009, we had $862,000 available for additional stock purchases under our repurchase program.  During the nine months ended September 30, 2009, we repurchased 1,554,900 shares of common stock at a cost of $2,109,000.   As of September 30, 2009, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases. Future repurchases are expected to be funded from cash on hand and cash flow from operations.

As shown below, at September 30, 2009, our contractual cash obligations totaled approximately $520,000.

	Payment Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years

Operating lease obligations	$520,000	$152,000	$360,000	$8,000

Total contractual cash obligations	$520,000	$152,000	$360,000	$8,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”, “ASC” or “Topic XXX-YY-ZZ-PP”, where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and PP is the Paragraph.  In the case of SEC content, an “S” precedes the Section number).  The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the

SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included herein.

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820” and formerly referred to as SFAS No. 157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.  The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009.  The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

FASB ASC 805, Business Combinations, (“ASC 805” and formerly referred to as SFAS No. 141(R)), requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed.  The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation, (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information, (“ASC 810-10-65” and formerly referred to as SFAS No. 160), establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008.  The application of ASC 810-10-65 did not have a significant impact on consolidated earnings nor the consolidated financial position as the Company does not consolidate its partially owned affiliate.

FASB ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events, (“ASC 855” and formerly referred to as SFAS No. 165), modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance is effective for the Company beginning in the first quarter of fiscal year 2010.  The Company is currently evaluating the impact that the adoption of ASC 810 will have on its consolidated financial statements.

FASB ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Company’s annual consolidated financial statements for the year ended December 31, 2009.  The Company has not determined the impact that this update may have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Topic 605, Revenue Recognition: Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of certain products in China and Mexico and have a joint venture in India.  Our results of operations could be negatively affected by factors such as changes in foreign currency exchange rates due to stronger economic conditions in those countries.

Changes in interest rates may result in changes in the fair market value of our cash and cash equivalents and interest income. Due to the short duration and conservative nature of the cash equivalent investment portfolio, we do not expect any material loss with respect to our cash equivalents. The book value for cash equivalents is considered to be representative of its fair value.

As of September 30, 2009, we had no debt outstanding.

We do not expect any significant effect on our results of operations from inflationary or interest and currency rate fluctuations.  We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
July 1-31, 2009	44,200	$2.08	44,200	$1,082,000
August 1-31, 2009	63,100	$3.48	63,100	$862,000
September 1-30, 2009	—	—	—	$862,000

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

None.

ITEM 6. EXHIBITS

31.1 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith)

31.2 Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of         the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	October 28, 2009	BY:	/s/Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	October 28, 2009	BY:	/s/Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer