Form 10-K
period 2009-12-31
ALPHA PRO TECH LTD
filed 2010-03-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 01-15725

ALPHA PRO TECH, LTD.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1009183
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

60 Centurian Drive, Suite 112, Markham, Ontario, L3R 9R2
(Address of Principal Executive Offices, including zip code)

Registrant’s telephone number, including area code:
905-479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Shares Par Value $.01 Per Share	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009, was $40,381,296.

As of March 3, 2010, the registrant had outstanding 22,424,283 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on June 7, 2010 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission (“SEC”).  All statements, other than statements of historical facts, that address the Company’s expectations of sources of capital or that express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected”, “anticipated”, “estimated”, “believed”, “predicted”, “intended”, “planned”, “potential”, “may”, “continue”, or “should” which reflect the current views of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A.  Risk Factors.”.  These and many other factors could affect Alpha Pro Tech Ltd.’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

Item 1.    Business.

GENERAL

ALPHA PRO TECH, LTD. (“Alpha Pro Tech” or the “Company”, or “we”, “our” or “us”) is the parent company of Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc.  The Company was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654.  Our website is located at www.alphaprotech.com.  Information contained on our website is not part of this report.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets through our wholly-owned subsidiary, Alpha Pro Tech, Inc. We also manufacture a line of building supply construction weatherization products through our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. Our products are sold both under the “Alpha Pro Tech” brand name, as well as under private label.

Our products are grouped into three business segments: (1) the Disposable Protective Apparel segment, consisting of disposable protective apparel; (2) the Building Supply segment (formerly known as the Engineered Products segment), consisting of construction weatherization products, such as house wrap and synthetic roof underlayment; and (3) the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the medical bed pads, these products have been consolidated into the Infection Control segment since the first quarter of 2009.  All financial information has been updated to reflect the updated segmentation.

Our principle strategy focuses on developing, producing and marketing differentiated, innovative high value products that protect people, products and environments.  Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ needs.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.  Our pet beds are used by pet owners and veterinarians. Our products are distributed principally in the United States of America (“United States” or “U.S.”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

PRODUCTS

Our principal products are grouped into three business segments:

Disposable Protective Apparel:
•	Shoecovers
•	Bouffant caps
•	Gowns
•	Coveralls
•	Lab coats
•	Frocks

Building Supply:
•	House wrap
•	Synthetic roof underlayment

Infection Control:
•	Face masks
•	Eye shields
•	Medical bed pads
•	Pet beds

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products.  The vast majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico.  Certain proprietary products are made using materials supplied by us.

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely house wrap and synthetic roof underlayment.

This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these two construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as offering cost reduction.  The house wrap, REX Wrap™, offers a weather resistive barrier and, to the home owner, years of lower energy consumption.  The proprietary synthetic roof underlayment, REX Synfelt™, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

These products are manufactured in our manufacturing facility in Valdosta, Georgia and our joint venture in India.

Infection Control

The Infection Control segment includes face masks, eye shields, medical bed pads and pet beds.  Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term “blow-by” is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask.  Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporate both the Positive Facial Lock® feature and the Magic Arch® feature is the “N-95 Particulate Respirator face mask”, which is recommended by the Center for Disease Control (“CDC”) to combat the spread of the H1N1 Influenza A pandemic.

All eye shields are made from an optical-grade polyester film and have a permanent anti-fog feature.  This provides the wearer with extremely lightweight, distortion-free protection that can be worn for hours, and the eye shields will not fog up from humidity and/or perspiration. An important feature of all face masks and eye and face shields is that they are disposable, which eliminates a chance of cross infection between patients and saves users, such as hospitals, the expense of sterilization after every use.

Our medical bed pads, made from Unreal Lambskin® (synthetic lambskin), are used to prevent decubitus ulcers or bed sores for long term care patients.  In addition, we distribute a line of retail pet beds using our Unreal Lambskin® raw material.

The face masks are primarily manufactured in our facility in Salt Lake City, Utah.  The shield are produced in our facility in Nogales, Arizona and assembled by a sub-contractor in Mexico.  The medical bed pads and pet beds are manufactured in our Janesville, Wisconsin facility and also by subcontractors in Asia.

In 2009, the N-95 Respirator mask was the only product key that accounted for more than 10% of total consolidated revenue.  In 2008 and 2007, no product key accounted for at least 10% of total consolidated revenue.

Financial information in relation to the three segments can be found in Activity of Business Segments (Note 13) of the Notes to Consolidated Financial Statements.

MARKETS

Our products are sold to the following markets: disposable protective apparel and infection control products (masks and shields) are sold to the industrial market, cleanroom market and medical and dental markets; construction weatherization products are sold to construction supply and roofing distributors; Unreal Lambskin® medical bed pads are sold to the extended care market; and pet beds are sold to pet distributors and retailers.

Our target markets are pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, pet stores and pet distributors and construction building supply and roofing distributors.

DISTRIBUTION

We rely primarily on a network of independent distributors for the sale of our products.

Sales to our largest distributor, VWR International, LLC, represented 28.7% of total sales for 2009, 38.0% of total sales for 2008 and 45.1% for 2007.  This distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named disposable protective apparel products and non-exclusive rights to sell and distribute Alpha Pro Tech branded products.  The loss of this distributor would have a material adverse effect on our business.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  Appropriate levels of inventory are maintained to supply distributors on a timely basis.  From time to time we will stock pile extra inventory. For example, we are currently carrying extra inventory of our N-95 respirator mask that was recommended by the CDC for protection against the H1N1 Influenza A pandemic.  Payment terms are normally net 30 days from the date of shipment.  All pricing and payment for our products is in U.S. dollars.  Authorized returns must be unopened, in good condition, in the original carton and may be returned within 90 days of the original date of shipment.  All authorized returns are subject to a restocking fee of 20% of the original invoice.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for each of the Company’s last three fiscal years.

	Year Ended December 31,
	2009	2008	2007

Net sales by geographic region
United States	$53,623,000	$33,185,000	$33,235,000
International	6,074,000	2,601,000	2,218,000

Consolidated total net sales	$59,697,000	$35,786,000	$35,453,000

The following table summarizes the location of the Company’s long-lived assets by geographic region for each of the Company’s last three fiscal years.

	Year Ended December 31,
	2009	2008	2007

Long-lived assets by geographic region
United States	$3,681,000	$3,840,000	$3,360,000
International	162,000	102,000	79,000

Consolidated total long-lived assets	$3,843,000	$3,942,000	$3,439,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2009, 2008 and 2007, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated total net sales.

MANUFACTURING

We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona.  The majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico.  These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in Asia using materials supplied by us.  In addition, we operate a 35,000 square foot material coating and automated shoecover facility located at 2224 Cypress Street, Valdosta, Georgia.

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. (Building Supply segment), which manufactures and distributes a line of construction weatherization products, primarily house wrap and synthetic roof underlayment, is located in a 50,000 square foot facility at 301 South Blanchard Street, Valdosta, Georgia. This facility is being expanded to 165,400 square feet facility and construction should be completed by the later part of the first quarter of 2010.  The supply of the house wrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which the company has a 41.66% ownership interest.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of house wrap and synthetic roof underlayment products in a semi-finished state.  The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony has two facilities in India: a 33,000 square foot manufacturing facility that produces synthetic roof underlayment and a 60,000 square foot facility for the manufacturing of house wrap and other building products.  In late 2009, Harmony financed a 20,000 square foot addition to their second facility.

Our mask production facility is located in a 34,500 square foot building at 236 North 2200 West, Salt Lake City, Utah and we have also sub-let a 26,000 square foot warehouse at 1730 South 4650 West, Salt Lake City, Utah for mask production.

An 18,000 square foot facility located at 951 Todd Drive, Janesville, Wisconsin is used to manufacture our medical bed pads and pet beds.

Certain proprietary products are made using materials supplied by us.  We do not anticipate any problems, with respect to the sources and availability of these proprietary materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate raw material and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, Cardinal Health, Inc. and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M Company, Kappler USA and DuPont.  For the medical bed pad products, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet bed market, principal competitors include Flexmat Corporation and Lazy Pet Company.  Our major competitors in the construction supply weatherization market are Dupont for house wrap and WR Grace and Interwrap for synthetic roof underlayment.

Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products.  Our products are, however, subject to prescribed “good manufacturing practices” as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such “good manufacturing practices”.  We are marketing an N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and that has been approved by the National Institute for Occupational Safety and Health (“NIOSH”).  This product is designed to help prevent the inhalation of the tuberculosis virus.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other foreign countries.  At present, we have 19 United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments.  We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated.  We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 3 to 16 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 26, 2010, we had 195 employees, including 21 people at our principal office in Markham, Ontario, Canada; 49 people at our facemask production facility in Salt Lake City, Utah; 7 people at our medical bed pad and pet beds production facility in Janesville, Wisconsin; 33 people at our cutting, warehouse and shipping facility in Nogales, Arizona; 24 people at our coating and automated shoecover facility in Valdosta, Georgia; 38 people at our Building Supply segment facility in Valdosta, Georgia; 12 people on our sales and marketing team; and 11 people in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the Securities and Exchange Commission (“SEC”).  The past two years of news releases also are made available on our website.  In addition, we provide electronic or paper copies of our filings free of charge upon request.

Item 1A.  Risk Factors.

The following factors, as well as factors described elsewhere in this Form 10-K, or in other filings by the Company with the SEC, could negatively affect the Company’s consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material also could affect our business operations and financial results.

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

Our operating results depend upon revenue from a few large customers.  Our customers are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time.  We are subject to the risk of losing large customers or incurring significant reductions in sales to these customers.

We rely on suppliers and contractors, and our business could be seriously harmed if these suppliers and contractors are not able to meet our requirements.

We also rely on a limited number of suppliers and contractors for our Disposable Protective Apparel segment.  If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term.

There are risks associated with international manufacturing which could have a significant effect on our business.

We subcontract the manufacturing of some of our goods in Asia.  These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in Asia using materials supplied by us.

We expect that subcontracting the manufacture of some products in Asia will represent a significant portion of our product sales, but we cannot be certain that we will be able to maintain our subcontracting at current levels.  If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected.  International manufacturing is subject to a number of risks, including the following:

•                                          changes in foreign government regulations and technical standards;

•                                          difficulty of protecting intellectual property;

•                                          requirements or preferences of foreign nations for the manufacture of domestic products;

•                                          fluctuations in currency exchange rates relative to the U.S. dollar; and

•                                          political and economic instability

Our success depends in part on protection of our intellectual property, and our failure to do so could adversely affect our competitive advantage, our brand recognition and our business.

The success and competitiveness of our products depend in part upon our ability to protect our current and future technology, manufacturing process and brand names, including Alpha Pro Tech, through a combination of patent, trademark, trade secret and unfair competition laws.

We enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and certain vendors and generally control access to and distribution of our proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

Policing unauthorized use of intellectual property is difficult. The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Litigation may result in substantial costs and diversion of resources, either of which could have a material and adverse effect on our business, results of operations and financial condition.

Our industry is highly competitive which may affect our ability to grow our customer base and generate sales.

The markets for our products are intensely competitive. We currently experience competition from numerous companies in each of the markets in which we participate. Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc., and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are Kimberly Clark, 3M, Kappler USA, Dupont and

Allegiance Health Care.  For the medical bed pad products, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet bed market, principal competitors include Flexmat Corporation and Lazy Pet Company.

Cardinal Health, Inc. and Medline Industries Inc. are distributors of our products.

Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we have.

If we do not compete successfully with respect to these or other companies, it could materially adversely affect our business, results of operations, and financial condition.

We are dependent upon key personnel.

We are dependent upon the experience and ability of certain key personnel, including Sheldon Hoffman, Chief Executive Officer, and Alexander W. Millar, President.  The loss of the services of either of those individuals could have a material adverse effect on our business and operating results.

We do not expect to pay cash dividends.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly rent is $7,000 under a lease expiring February 28, 2012.  Working out of the head office are the President, Alexander Millar, Chief Executive Officer, Sheldon Hoffman, and Chief Financial Officer, Lloyd Hoffman.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rent is $16,000 for 60,000 square feet.  This lease expired December 31, 2009, and the Company is currently renting the facility on a month-to-month basis.

The material coating and automated shoecover facility associated with the Disposable Protective Apparel segment is located at 2224 Cypress Street, Valdosta, Georgia.  The monthly rent is $6,000 for 35,000 square feet.  This lease expires May 30, 2010.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia.  The monthly rent is $12,000 for 50,800 square feet.  The Company is currently renting month to month until a new addition of 114,600 square feet is completed, which is anticipated in the latter part of the first quarter of 2010 at which point the Company will enter into a new lease agreement.  The monthly rent for the newly expanded facility of 165,400 square feet will be $36,000.  The new lease will expire in 2020.

The Company manufactures our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rent is $13,000 for 34,500 square feet.  This lease expires on July 31, 2010.  The Company also subleases a 26,000 square foot warehouse for $5,000 per month, at 1730 South 4650 West, Salt Lake City, Utah.  This sublease expires on April 11, 2010.

The Company’s medical bed pad and pet bed manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin.  This 18,000 square foot facility is leased for $8,000 per month, which includes taxes and utilities.  This lease expires on August 31, 2011.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

Item 3.  Legal Proceedings.

There are no pending legal proceedings against the Company.

Item 4.  Reserved.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE AMEX LLC (formerly the American Stock Exchange) (the “NYSE Amex”) under the symbol “APT”.

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the American Stock Exchange during the periods prior to October 1, 2008, and as reported by the NYSE Amex since October 1, 2008.

		Low	High

2008	First Quarter	$1.14	$1.72
	Second Quarter	0.90	1.22
	Third Quarter	0.90	1.59
	Fourth Quarter	0.80	1.46

2009	First Quarter	$0.75	$1.04
	Second Quarter	0.98	2.22
	Third Quarter	2.00	6.10
	Fourth Quarter	3.90	7.60

2010	First Quarter	$2.92	$4.72
(Through March 3, 2010)

As of March 3, 2010, there were 256 shareholders of record, and approximately 3,181 beneficial owners.

DIVIDEND POLICY

The holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof.  The Company has never declared or paid any dividends on any of its outstanding shares of common stock.  It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company.  Consequently, the Company has no intention to pay cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”).

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
October 1-31, 2009	—	—	—	$862,000
November 1-30, 2009	—	—	—	$862,000
December 1-31, 2009	—	—	—	$862,000
Total	—	—	—	$862,000

(1)          On April 8, 2009, our Board of Directors authorized the expansion of the Company’s share repurchase program previously announced in December 1999. Under the repurchase program, the Company is authorized to repurchase up to a total of $8,520,000 of common stock.

UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the period covered by this Form 10-K.

Item 6. Selected Consolidated Financial Data.

Alpha Pro Tech, Ltd.

Selected Consolidated Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
Historical Consolidated Income Statements Data

Net sales	$59,697,000	$35,786,000	$35,453,000	$37,338,000	$31,095,000
Gross profit	28,874,000	15,480,000	16,442,000	17,320,000	14,147,000
Selling, general and administrative expenses	14,701,000	12,639,000	12,541,000	10,939,000	9,796,000
Depreciation and amortization	665,000	586,000	494,000	448,000	499,000
Equity in income (loss) of unconsolidated affiliate	333,000	185,000	214,000	60,000	(16,000)
Interest income, net	17,000	75,000	94,000	36,000	24,000
Income before provision for income taxes	13,858,000	2,515,000	3,715,000	6,029,000	3,860,000

Provision for income taxes	4,817,000	951,000	1,298,000	2,290,000	1,410,000

Net income	$9,041,000	$1,564,000	$2,417,000	$3,739,000	$2,450,000

Basic net income per share	$0.40	$0.06	$0.10	$0.15	$0.10

Diluted net income per share	$0.39	$0.06	$0.09	$0.15	$0.10

Basic weighted average shares outstanding	22,808,099	24,773,497	25,319,656	24,141,535	23,684,229
Diluted weighted average shares outstanding	23,445,564	24,773,497	25,615,730	25,129,198	25,247,236

Historical Consolidated Balance Sheets Data

Current assets	$34,689,000	$23,576,000	$24,604,000	$22,297,000	$16,874,000
Total assets	40,472,000	29,168,000	29,486,000	26,852,000	21,871,000
Current liabilities	5,695,000	1,883,000	1,935,000	2,679,000	2,576,000
Long-term liabilities	906,000	819,000	747,000	693,000	652,000
Shareholders’ equity	33,871,000	26,466,000	26,804,000	23,480,000	18,643,000
Cash dividend declared per common share	—	—	—	—	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our selected five-year financial data, our consolidated financial statements and the notes to our consolidated financial statements, which appear elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions, and other information that is not historical information. When used in this report, the words “estimates”, “expects”, “anticipates”, “forecasts”, “plans”, “intends”, “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time.  All forward-looking statements, whether written or oral and whether made by us or on our behalf, also are expressly qualified by this special note.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A.  Risk Factors.”.  These and many other factors could affect Alpha Pro Tech Ltd.’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

Critical Accounting Policies

The Financial Accounting Standards Board (“FASB”) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification TM (the “FASB ASC”), which is also sometimes referred to as the “Codification” or the “ASC”.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  To the Company, this means instead of following the rules in Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, we will follow the guidance in ASC 718, Stock Compensation.  References to generally accepted accounting principles (“GAAP”) issued by the FASB, within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements included elsewhere in this report are to the Codification.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like SFAS No. 123(R), Share-Based Payment, are no longer being issued by the FASB.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“United States”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

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

Revenue Recognition:  For sales transactions, we comply with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales Returns, Rebates and Allowances:  Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns.  We offer end-user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and accrued monthly.

Stock Based Compensation:  Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or “the Company”) adopted FASB ASC 718, Stock Compensation, (“ASC 718” and formerly referred to as SFAS No. 123(R)), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and are based on the following assumptions: expected stock price volatility based on historical and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not intend to pay dividends in the near future.  The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

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

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment (formerly known as the Engineered Products segment), consisting of construction weatherization products, such as house wrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the former Extended Care segment revenue is now generated from the medical bed pads, as of the first quarter of 2009, these products have been consolidated into the Infection Control segment.  All financial information has been updated to reflect the updated segmentation.

Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, pet distributors, and construction, building supply and roofing distributors.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Gross profit	48.4%	43.3%	46.4%
Selling, general and administrative expenses	24.6%	35.3%	35.4%
Income from operations	22.6%	6.3%	9.6%
Income before provision for income taxes	23.2%	7.0%	10.5%
Net income	15.1%	4.4%	6.8%

Fiscal 2009 Compared to Fiscal 2008

Sales.  Consolidated sales for the twelve months ended December 31, 2009 increased to $59,697,000 from $35,786,000 for the twelve months ended December 31, 2008, representing an increase of $23,911,000, or 66.8%.  This increase consisted of increased sales of Infection Control products of $14,343,000, increased Building Supply sales of $7,070,000 and increased sales of Disposable Protective Apparel products of $2,498,000.  All segment sales were annual records.

Sales for the Disposable Protective Apparel segment for the twelve months ended December 31, 2009 increased by $2,498,000, or 12.4%, to an annual record of $22,701,000, compared to $20,203,000 for the same period of 2008.  The segment increase was related primarily to increased sales to our largest distributor, as well as increased sales to a broad base of our distribution network.  Sales in the fourth quarter of 2009, although a high for the year, were nevertheless adversely affected by a supply chain issue in which goods from Asia were delayed due to the high demand for products relating to the global H1N1 Influenza A pandemic.

Building Supply segment sales for the twelve months ended December 31, 2009 increased by $7,070,000, or 86.1%, to an annual record of $15,286,000, as compared to $8,216,000 for the same period of 2008.  The segment increase of 86.1% was primarily due to a 103.6% increase in sales of REX™ Synfelt synthetic roof underlayment and a 41.0% increase in sales of REX™ Wrap house wrap.  The sales mix of the Building Supply segment for the year ended December 31, 2009 was 72% for synthetic roof underlayment and 28% for house wrap.  This compared to 64% for synthetic roof underlayment and 36% for house wrap in 2008.

Our REX™ Synfelt synthetic roof underlayment is perceived as a superior product in the industry and as the market evolves from felt paper to synthetic roof underlayment we believe that we are in a very good position to increase market share.  Additionally, we believe that our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace and that our market share is growing even during this weak building market and economic downturn.

Our Building Supply segment distribution channel strategy continues to strengthen each quarter and should continue to broaden our ability to take advantage of market opportunities.  We are currently working on opportunities with existing and new distributors, and we are optimistic about the future of this segment.

Infection Control segment sales for the twelve months ended December 31, 2009 increased by $14,343,000, or 194.7%, to an annual record of $21,710,000, compared to $7,367,000 for the same period of 2008.  Mask sales were up by 283.3%, or $12,827,000, to $17,354,000, shield sales were up by 86.8%, or $1,767,000, to $3,803,000 and medical bed pad and pet beds were down 31.2%, or $251,000, to $553,000, compared to the twelve months ended December 31, 2008.

The overall increase in mask sales for 2009 was primarily attributable to the surge in N-95 respirator mask sales, which began in the second quarter of 2009 due to concerns relating to the H1N1 Influenza A pandemic.  Our N-95 respirator mask sales started to slow down in the latter part of the fourth quarter and are expected to return to pre-H1N1 levels in 2010 unless concerns relating to the global H1N1 Influenza A pandemic resume.  Shield sales were up primarily due to a $1.7 million non-recurring shield order received in the fourth quarter of 2008 and due to the H1N1 Influenza A pandemic.

Gross Profit.  Gross profit increased by $13,394,000, or 86.5%, to $28,874,000 for the twelve months ended December 31, 2009 from $15,480,000 for the same period in 2008.  The gross profit margin was 48.4% for the twelve months ended December 31, 2009 compared to 43.3% for the twelve months ended December 31, 2008.

Gross profit margin for the twelve months ended December 31, 2009 was positively affected by the change in product mix in which Infection Control sales, which have higher margins, increased as a percentage of total sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $2,062,000, or 16.3%, to $14,701,000 for the twelve months ended December 31, 2009 from $12,639,000 for the twelve months ended December 31, 2008.  As a percentage of net sales, selling, general and administrative expenses decreased to 24.6% for the twelve months ended December 31, 2009 from 35.3 % for the same period in 2008.  The increase of $2,062,000 in expenses was primarily due to a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, increased employee compensation of $345,000, increased executive bonus of $1,260,000 and increased commissions of $409,000, partially offset by decreased travel expenses of $153,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $1,540,000 were accrued for the twelve months ended December 31, 2009, as compared to $280,000 in the same period of 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased by $79,000, or 13.5%, to $665,000 for the twelve months ended December 31, 2009 from $586,000 for the same period in 2008.  The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations.  Income from operations increased by $11,253,000, or 499.0%, to $13,508,000 for the twelve months ended December 31, 2009, as compared to income from operations of $2,255,000 for the twelve months ended December 31, 2008.  The increase in income from operations was due to an increase in gross profit of $13,394,000, an increase in selling, general and administrative expenses of $2,062,000 and an increase in depreciation and amortization of $79,000.

Equity in Income of Unconsolidated Affiliates. For the year ended December 31, 2009, we recorded equity in income of unconsolidated affiliates of $333,000 as compared to $185,000 for the same period of 2008.

Net Interest.  For the twelve months ended December 31, 2009, net interest income was $17,000, compared to net interest income of $75,000 for the twelve months ended December 31, 2008.  Interest income decreased to $25,000 for the year ended December 31, 2009, as compared to $76,000 for the same period of 2008, due to lower interest rates.  Interest expense increased to $8,000 for the year ended December 31, 2009, compared to $1,000 for the same period of 2008.

Income before Provision for Income Taxes.  Income before provision for income taxes for the twelve months ended December 31, 2009 was $13,858,000, compared to $2,515,000 for the twelve months ended December 31, 2008, representing an increase of $11,343,000, or 451.0%.  The increase in income before provision for income taxes was due primarily to a decrease in income from operations of $11,253,000, and an increase of $148,000 in equity in income of unconsolidated affiliates, partially offset by a decrease in net interest income of $58,000.

Provision for Income Taxes.  The provision for income taxes for the twelve months ended December 31, 2009 was $4,817,000, compared to $951,000 for the same period of 2008.  The effective tax rate was 34.8% for the twelve months ended December 31, 2009, as compared to 37.8% for the same period in 2008.  The difference in the effective rate was primarily due to a decrease in state taxes and other taxes as a percentage of income before provision for income taxes.  Management expects the effective tax rate to be in the 36% range going forward.

Net Income.  Net income for the twelve months ended December 31, 2009 was $9,041,000, compared to net income of $1,564,000 for the twelve months ended December 31, 2008, an increase of $7,477,000, or 478.1%.  The net income increase was primarily due to an increase in income before provision for income taxes of $11,343,000, partially offset by an increase in income taxes of $3,866,000.  Net income as a percentage of sales for the twelve months ended December 31, 2009 and 2008 was 15.1% and 4.4%, respectively.  Basic income per share for the year ended December 31, 2009 and 2008 was $0.40 and $0.06, respectively.  Diluted income per share for the year ended December 31, 2009 and 2008 was $0.39 and $0.06, respectively.

Fiscal 2008 Compared to Fiscal 2007

Sales.  Consolidated sales for the twelve months ended December 31, 2008 increased to $35,786,000 from $35,453,000 for the twelve months ended December 31, 2007, representing an increase of $333,000, or 0.9%.  This increase consisted of increased sales of Engineered Products segment of $2,989,000, partially offset by decreased sales of Disposable Protective Apparel products of $2,380,000 and decreased sales from our Infection Control segment of $276,000.

Sales for the Disposable Protective Apparel segment for the twelve months ended December 31, 2008 decreased by $2,380,000, or 10.5%, to $20,203,000, compared to $22,583,000 for the same period of 2007.  The decrease was primarily related to decreased sales to our largest distributor, as well as lower sales to other cleanroom and industrial distributors, partially offset by increased sales to a major national distributor with which we received preferred vendor status during the first quarter of 2008.  Although our shipments to our largest distributor were weak in 2008, their shipments of our products to their end users were much stronger than our sales to them.

Building Supply segment (formerly known as “Engineered Products”) sales for the twelve months ended December 31, 2008 increased by $2,989,000, or 57.2%, to $8,216,000, as compared to $5,227,000 for the same period of 2007.  The segment increase of 57.2% was primarily due to a 119.9% increase in sales of REX™ Synfelt synthetic roof underlayment and a 9.8% increase in sales of REX™ Wrap house wrap.  The sales mix of the Engineered Products sales for the year ended December 31, 2008 was 64% synthetic roof underlayment and 36% house wrap.  This compared to 47% synthetic roof underlayment and 53% house wrap in 2007.

Our Building Supply segment distribution channel strategy is continuing to gain momentum.  Our REX™ synthetic roof underlayment is being positively received as a superior product in the industry, and we believe that is a cost effective and better alternative to felt paper.  Our ICC-ES approval for our REX™ Wrap house wrap significantly expands our market opportunities, as many construction supply companies, builders and architects require this certification to sell the product.  Additionally, our high-quality, multi-color printed house wrap gives us a distinct competitive advantage in the marketplace.

Infection Control segment sales for the twelve months ended December 31, 2008 decreased by $276,000, or 3.6%, to $7,367,000, compared to $7,643,000 for the same period of 2007.  Shield sales were up 4.8%, mask sales were down 1.0% and medical bed pads and pet beds were down 28.9% when compared to last year.  Shield sales improved in 2008 due to the fact that we received a $1.7 million shield order in the fourth quarter of 2008, from the same customer from which we received the non-recurring order from in the first quarter of 2007.  This order shipped out over a period of three quarters and commenced shipping in the fourth quarter of 2008.  As of December 31, 2008 we had shipped $580,000 of the order, the balance of $1,161,000 shipped in 2009.   Mask sales decreased by 1.0 % in 2008 primarily due a decrease in N-95 respirator mask sales, partially offset by an increase in dental and industrial mask sales.  Medical bed pad and pet beds sales were down 28.9% or $327,000, the decrease was primarily the result of lower pet bed sales.

Gross Profit.   Gross profit decreased by 0.6% to $15,480,000 for the twelve months ended December 31, 2008 from $16,442,000 for the same period in 2007.  The gross profit margin was 43.3% for the twelve months ended December 31, 2008, compared to 46.4% for the twelve months ended December 31, 2007.

Gross profit margin for 2008 was affected by the change in product mix in which Engineered Products sales, which had lower margins, increased to 23.0% for 2008, as compared to 14.7% for the previous year.  Additionally, cost of goods for the Disposable Protective Apparel segment increased in China and the United States due to increased labor and material costs in China, the strengthening Chinese currency and higher crude oil prices, which has also impacted our gross profit margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $98,000, or 0.8%, to $12,639,000 for the twelve months ended December 31, 2008 from $12,541,000 for the twelve months ended December 31, 2007.  As a percentage of net sales, selling, general and administrative expenses decreased slightly to 35.3% for the twelve months ended December 31, 2008 from 35.4 % for the same period in 2007.  The increase was primarily due to increased employee compensation of $423,000, increased professional fees of $47,000, increased outside service expenses of $89,000, increased insurance expense of $125,000 (primarily related to the Building Supply segment), increased public company related expenses of $121,000, of which $74,000 was related to Sarbanes Oxley 404 internal control compliance, increased option expense of $66,000 and increased loss on foreign exchange of $91,000, partially offset by decreased marketing expenses of $187,000, decreased travel expenses of $192,000, decreased executive bonus of $133,000 and a severance agreement of $320,000 for our previous Senior VP of Manufacturing in April 2007 and decreased research and development costs of $42,000.

The chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company.  Bonuses of $280,000 were accrued for the twelve months ended December 31, 2008, as compared to $413,000 in the same period of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased by $92,000, or 18.6%, to $586,000 for the twelve months ended December 31, 2008 from $494,000 for the same period in 2007.  The increase was primarily attributable to increased depreciation for Engineered Products.

Income from Operations.  Income from operations decreased by $1,152,000 or 33.8%, to $2,255,000 for the twelve months ended December 31, 2008, as compared to income from operations of $3,407,000 for the twelve months ended December 31, 2007.  The decrease in income from operations was due to a decrease in gross profit of $962,000, an increase in selling, general and administrative expenses of $98,000 and an increase in depreciation and amortization of $92,000.

Equity in Income of Unconsolidated Affiliates.  For the year ended December 31, 2008, we recorded equity in income of unconsolidated affiliates of $185,000, as compared to $214,000 for the same period of 2007.

Net Interest.  For the twelve months ended December 31, 2008, net interest income was $75,000, compared to net interest income of $94,000 for the twelve months ended December 31, 2007.  Interest income decreased to $76,000 for the year ended December 31, 2008, as compared to $102,000 for the same period of 2007, due to lower interest rates.  Interest expense decreased to $1,000 for the year ended December 31, 2008 compared to $8,000 for the same period of 2007.

Income before Provision for Income Taxes.  Income before provision for income taxes for the twelve months ended December 31, 2008 was $2,515,000, compared to $3,715,000 for the twelve months ended December 31, 2007, representing a decrease of $1,200,000, or 32.3%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $1,152,000, a decrease of $29,000 in equity in income of unconsolidated affiliates (Harmony) and a decrease in net interest income of $19,000.

Provision for Income Taxes.  The provision for income taxes for the twelve months ended December 31, 2008 was $951,000, compared to $1,298,000 for the same period of 2007.  The effective tax rate was 37.8% for the twelve months ended December 31, 2008, as compared to 35.0% for the same period in 2007.  The difference in the effective rate was primarily due to an increase in state taxes and other taxes.

Net Income.  Net income for the twelve months ended December 31, 2008 was $1,564,000, compared to net income of $2,417,000 for the twelve months ended December 31, 2007, a decrease of $853,000, or 35.3%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,200,000, partially offset by a decrease in income taxes of $347,000.  Net income as a percentage of sales for the twelve months ended December 31, 2008 and 2007 was 4.4% and 6.8%, respectively.  Basic income per share for the year ended December 31, 2008 and 2007 was $0.06 and $0.10, respectively.  Diluted income per share for the year ended December 31, 2008 and 2007 was $0.06 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash and cash equivalents of $9,753,000 and working capital of $28,994,000, representing an increase in working capital of 33.7%, or $7,301,000, since December 31, 2008.  As of December 31, 2009, our current ratio was 6:1, compared to 13:1 as of December 31, 2008.  Cash and cash equivalents increased by 113.0%, or $5,175,000, to $9,753,000 as of December 31, 2009, compared to $4,578,000 as of December 31, 2008.  The increase in cash and cash equivalents was due to cash provided by operating activities of $7,543,000, cash provided by the exercise of stock options of $194,000 and cash provided by the income tax benefit from stock options exercised of $70,000, offset by cash paid for the repurchase of common stock of $2,109,000 and cash used in investing activities of $523,000 for the aggregate purchase of property and equipment and intangible assets.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of December 31, 2009, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2009.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2009, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $7,543,000 for the twelve months ended December 31, 2009, compared to $3,846,000 net cash provided by operating activities for the year ended December 31, 2008.  The net cash provided by operating activities of $7,543,000 for the year ended December 31, 2009 was due to net income of $9,041,000, adjusted by the following: an increase in amortization of share-based compensation expense of $209,000, an increase in depreciation and amortization of $665,000, an increase in equity in income of unconsolidated affiliates of $333,000, a net change in deferred income taxes of $140,000, an increase in accounts receivable of $3,502,000, an increase in inventory of $1,037,000, an increase in prepaid expenses and other current assets of $1,452,000 and an increase in accounts payable and accrued liabilities of $3,812,000.

Accounts receivable increased by $3,502,000, or 68.8%, to $8,593,000 as of December 31, 2009 from $5,091,000 as of December 31, 2008.  The increase in accounts receivable was primarily related to the increase in sales.  The number of days of sales outstanding as of December 31, 2009 was 53 days, compared to 51 days as of December 31, 2008.

Inventory increased by $1,037,000, or 8.6%, to $13,094,000 as of December 31, 2009 from $12,057,000 as of December 31, 2008.  The increase was primarily due to an increase in inventory for the Infection Control segment of $2,551,000, or 165.7%, to $4,090,000 as of December 31, 2009 due to a significant increase in sales.  In addition, inventory for the Disposable Protective Apparel segment increased by $890,000, or 19.4%, to $5,468,000.  This was partially offset by a decrease in inventory for the Building Supply segment of approximately $2,404,000, or 40.5%, to $3,536,000 as of December 31, 2009.

Prepaid expenses and other current assets increased by $1,452,000, or 108.4%, to $2,792,000 as of December 31, 2009 from $1,340,000 as of December 31, 2008.  The increase was primarily due to an increase in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of December 31, 2009 increased by $3,812,000, or 202.4%, to $5,695,000 from $1,883,000 as of December 31, 2008.  The change was primarily due to an increase in trade payables of $2,343,000 and an increase in accrued liabilities of $1,469,000.  Accrued liabilities for the year ended December 31, 2009 increased as follows: commission and bonus accrual increased by $1,633,000 and accrued rebates and other increased by $75,000, partially offset by decreases in accrued payroll expenses of $149,000 and accrued professional fees of $90,000.  Trade payables have increased to meet the inventory stocking demands of our increased sales.

Net cash used in investing activities was $523,000 for the year ended December 31, 2009, compared to net cash used in investing activities of $1,207,000 for the same period of 2008.  Our investing activities for the year ended December 31, 2009 consisted primarily of expenditures for property and equipment of $537,000 and the purchase of intangible assets of $11,000, compared to $1,156,000 and $51,000, respectively, for the same period of 2008.  The expenditures for property and equipment in 2009 were primarily for the Building Supply and Infection Control segments. The expenditures for property and equipment in 2008 were primarily for the Building Supply segment.  We expect to purchase approximately $1,500,000 to $2,000,000 of equipment in 2010.

Net cash used in financing activities was $1,845,000 for the year ended December 31, 2009, compared to net cash used in financing activities of $2,125,000 for the same period of 2008.  Our financing activities for both periods were primarily due to the repurchase of common stock.

As of December 31, 2009, we had $862,000 available for additional stock purchases under our repurchase program.  During the year ended December 31, 2009, we repurchased 1,554,900 shares of common stock at a cost of $2,109,000.   As of December 31, 2009, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

As shown below, at December 31, 2009, our contractual cash obligations totaled approximately $5,000,000 all of which consisted of real estate leases.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total

Operating Lease Obligations	$130,000	$2,062,000	$950,000	$1,858,000	$5,000,000

Total contractual cash obligations	$130,000	$2,062,000	$950,000	$1,858,000	$5,000,000

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC (“ASC XXX-YY-ZZ-PP”), where XXX is the Topic, YY is the Subtopic, ZZ is the Section, and PP is the Paragraph.  In the case of SEC content, an “S” precedes the Section number).  The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included herein.

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820” and formerly referred to as SFAS No. 157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the consolidated financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.  The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on the consolidated earnings or the consolidated financial position of the Company for the periods presented.

FASB ASC 805, Business Combinations, (“ASC 805” and formerly referred to as SFAS No. 141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed.  The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008. The application of ASC 805 did not have a significant impact on consolidated earnings nor the consolidated financial position for the periods presented.

FASB ASC 810, Consolidation, (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as SFAS No. 160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008.  The application of ASC 810-10-65 did not have a significant impact on consolidated earnings or the consolidated financial position of the Company as the Company does not consolidate its partially owned affiliate.

FASB ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as SFAS No. 165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU No. 2009-05”), Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05.  ASU No. 2009-05 is effective for the Company’s annual consolidated financial statements for the year ended December 31, 2009.  The application of ASU No. 2009-05 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU No. 2010-09”), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, effective February 24, 2010.  The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

We periodically review new accounting standards that are issued. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India.  In addition, our principal executive office, with 21 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in United States of America (“U.S.”) dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada but is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation or interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

Item 8.    Financial Statements and Supplementary Data.

Alpha Pro Tech, Ltd.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2009, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alpha Pro Tech, Ltd.

We have audited the accompanying consolidated balance sheet of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann P.C.

Salt Lake City, Utah

March 10, 2010

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Alpha Pro Tech, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Alpha Pro Tech, Ltd. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2008 when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Salt Lake City, UT

March 10, 2009, except for the effect of the change in segments in 2008 and 2007 as discussed in Note 13 to the consolidated financial statements, for which the date is March 10, 2010.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$9,753,000	$4,578,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $71,000 at December 31, 2009 and 2008, respectively	8,593,000	5,091,000
Inventories, net	13,094,000	12,057,000
Prepaid expenses and other current assets	2,792,000	1,340,000
Deferred income taxes	457,000	510,000
Total current assets	34,689,000	23,576,000

Property and equipment, net	3,843,000	3,942,000
Goodwill, net	55,000	55,000
Intangible assets, net	184,000	202,000
Equity investments in and advances to unconsolidated affiliates	1,701,000	1,393,000

Total assets	$40,472,000	$29,168,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,963,000	$620,000
Accrued liabilities	2,732,000	1,263,000
Total current liabilities	5,695,000	1,883,000

Deferred income taxes	906,000	819,000
Total liabilities	6,601,000	2,702,000

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,419,285 and 23,850,855 issued and outstanding at December 31, 2009 and 2008, respectively	224,000	239,000
Additional paid-in capital	23,164,000	24,785,000
Accumulated surplus/(deficit)	10,483,000	1,442,000
Total shareholders’ equity	33,871,000	26,466,000
Total liabilities and shareholders’ equity	$40,472,000	$29,168,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Year ended December 31,
	2009	2008	2007

Net sales	$59,697,000	$35,786,000	$35,453,000

Cost of goods sold, excluding depreciation and amortization shown below	30,823,000	20,306,000	19,011,000

Gross profit	28,874,000	15,480,000	16,442,000

Expenses:
Selling, general and administrative	14,701,000	12,639,000	12,541,000
Depreciation and amortization	665,000	586,000	494,000

Income from operations	13,508,000	2,255,000	3,407,000

Other income:
Equity in income of unconsolidated affiliates	333,000	185,000	214,000
Interest, net	17,000	75,000	94,000

Income before provision for income taxes	13,858,000	2,515,000	3,715,000

Provision for income taxes	4,817,000	951,000	1,298,000

Net income	$9,041,000	$1,564,000	$2,417,000

Basic income per share	$0.40	$0.06	$0.10

Diluted income per share	$0.39	$0.06	$0.09

Basic weighted average shares outstanding	22,808,099	24,773,497	25,319,656

Diluted weighted average shares outstanding	23,445,564	24,773,497	25,615,730

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional	Accumulated
		Common	Paid-in	Surplus/
	Shares	Stock	Capital	(Deficit)	Total
Balance at December 31, 2006	24,509,580	$245,000	$25,774,000	$(2,539,000)	$23,480,000

Options exercised	1,646,375	17,000	1,414,000	—	1,431,000
Common stock repurchased & retired	(572,300)	(6,000)	(901,000)	—	(907,000)
Income tax benefit from stock options exercised	—	—	225,000	—	225,000
Share based compensation expense	—	—	158,000	—	158,000
Net income	—	—	—	2,417,000	2,417,000

Balance at December 31, 2007	25,583,655	$256,000	$26,670,000	$(122,000)	$26,804,000

Common stock repurchased & retired	(1,732,800)	(17,000)	(2,108,000)	—	(2,125,000)
Share based compensation expense	—	—	223,000	—	223,000
Net income	—	—	—	1,564,000	1,564,000

Balance at December 31, 2008	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000

Options exercised	123,330	1,000	193,000	—	194,000
Common stock repurchased & retired	(1,554,900)	(16,000)	(2,093,000)	—	(2,109,000)
Income tax benefit from stock options exercised	—	—	70,000	—	70,000
Share based compensation expense	—	—	209,000	—	209,000
Net income	—	—	—	9,041,000	9,041,000

Balance at December 31, 2009	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$9,041,000	$1,564,000	$2,417,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expenses	209,000	223,000	158,000
Depreciation and amortization	665,000	586,000	494,000
Equity in income of unconsolidated affiliates	(333,000)	(185,000)	(214,000)
Deferred income taxes	140,000	(19,000)	30,000
Changes in assets and liabilities:
Accounts receivable, net	(3,502,000)	(669,000)	1,735,000
Inventories, net	(1,037,000)	2,150,000	(1,398,000)
Prepaid expenses and other current assets	(1,452,000)	248,000	(393,000)
Accounts payable and accrued liabilities	3,812,000	(52,000)	(744,000)

Net cash provided by operating activities	7,543,000	3,846,000	2,085,000

Cash Flows From Investing Activities:
Repayments of advances to unconsolidated affiliates	25,000	—	—
Purchase of property and equipment	(537,000)	(1,156,000)	(555,000)
Purchase of intangible assets	(11,000)	(51,000)	(52,000)

Net cash used in investing activities	(523,000)	(1,207,000)	(607,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	194,000	—	1,431,000
Payments for the repurchase of common stock	(2,109,000)	(2,125,000)	(907,000)
Income tax benefit from stock options exercised	70,000	—	225,000

Net cash provided by (used in) financing activities	(1,845,000)	(2,125,000)	749,000

Increase in cash and cash equivalents	5,175,000	514,000	2,227,000

Cash and cash equivalents, beginning of period	4,578,000	4,064,000	1,837,000

Cash and cash equivalents, end of period	$9,753,000	$4,578,000	$4,064,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,000	$1,000	$9,000
Cash paid for income taxes	$4,614,000	$1,053,000	$1,036,000

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

The Disposable Protective Apparel segment consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats.

The line of Building Supply products (formerly known as the Engineered Products segment) consists of construction weatherization products such as house wrap and synthetic roof underlayment.

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

The Company’s products are sold both under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

2.      Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Alpha Pro Tech, Inc. (“APT”), as well as APT’s wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated.

Events that occurred after December 31, 2009 through the date on which these consolidated financial statements have been filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these consolidated financial statements.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”, “ASC” or “Codification”) 350, Intangibles — Goodwill and Other, (“ASC 350” and formerly referred to as SFAS No. 142) effective January 1, 2002.  ASC 350 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  As prescribed by ASC 350, goodwill is not amortized, but rather is tested annually for impairment (Note 5).  ASC 350 also prescribes that intangible assets with finite lives be amortized over their useful lives (Note 5).  The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  An impairment loss is recognized when the estimated undiscounted future net cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company believes that the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2009, 2008 and 2007.

Revenue Recognition

For sales transactions, the Company complies with the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

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

The Company adopted FASB ASC 718, Stock Compensation, (“ASC 718” and formerly referred to as SFAS No. 123(R)), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

For the years ended December 31, 2009, 2008 and 2007 there were 0, 550,000 and 435,000 stock options granted, respectively, under the option plan.  The Company recognized $209,000, $223,000 and $158,000 in share-based compensation expense in its consolidated financial statements for the years ended December 31, 2009 2008 and 2007, respectively, related to previously issued options.  The Company recognized a tax benefit related to share-based compensation awards of $70,000, $0 and $225,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, (“ASC 740” and formerly referred to as SFAS No. 109).  ASC 740 requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company adopted FASB ASC 740-10-25-16, Income Taxes, (“ASC 740-10-25-16” and formerly referred to as FIN No. 48), related to accounting for uncertain tax positions on January 1, 2007.  As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits.  The Company has evaluated the tax contingencies in accordance with ASC 740-10-25-16.  At December 31, 2009 and 2008, the Company did not have any uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2006.  The Company is not currently under examination in any of its jurisdictions in which it operates.

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the years ended December 31, 2009, 2008 and 2007, respectively.

	For the Year Ended December 31,
	2009	2008	2007
Net income (Numerator)	$9,041,000	$1,564,000	$2,417,000

Shares (Denominator):
Basic weighted average shares outstanding	22,808,099	24,773,497	25,319,656
Add: Dilutive effect of stock options	637,465	—	296,074

Diluted weighted average shares outstanding	23,445,564	24,773,497	25,615,730

Net income per share:
Basic	$0.40	$0.06	$0.10
Diluted	$0.39	$0.06	$0.09

Translation of Foreign Currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses for the periods presented and were not material for the years ended December 31, 2009, 2008 and 2007.

The Company does not have a material foreign currency exposure due to the fact that all purchase agreements with companies in Asia and Mexico are in U.S. dollars.  In addition, all sales transactions are in U.S. dollars.  The Company’s only foreign currency exposure is with its Canadian branch office.  The foreign currency exposure is not material due to the fact that the Company does not manufacture in Canada but it primarily relates to payroll expenses in its administrative branch office in Canada.

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2009, 2008, and 2007.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Adevertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2009, 2008 and 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820” and formerly referred to as SFAS No. 157), establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.  The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on the consolidated earnings or the consolidated financial position for the periods presented.

On a quarterly basis, the Company measures at fair value certain financial assets and liabilities, including cash equivalents. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company’s financial assets and liabilities at December 31, 2009 and 2008 was determined using the following levels of inputs:

•	Level 1—Quoted prices for identical instruments in active markets;
•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market fund - 2009	$1,972,000	$1,972,000	—	—
Cash equivalents - money market fund - 2008	$3,852,000	$3,852,000	—	—

The fair value for the money market fund, classified as Level 1, was obtained from a quoted market price.

The fair value of accounts receivable and accounts payable approximate their respective book values at December 31, 2009 and 2008.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included herein.  For further discussion of the Codification, see the Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820” and formerly referred to as SFAS No. 157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.  ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the consolidated financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.  The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on the consolidated earnings or the consolidated financial position of the Company for the periods presented.

FASB ASC 805, Business Combinations, (“ASC 805” and formerly referred to as SFAS No. 141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed.  The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.  The application of ASC 805 did not have a significant impact on consolidated earnings or the consolidated financial position of the Company for the periods presented.

FASB ASC 810, Consolidation, (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as SFAS No. 160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008.  The application of ASC 810-10-65 did not have a significant impact on consolidated earnings nor the consolidated financial position as the Company does not consolidate its partially owned affiliate.

FASB ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as SFAS No. 165), modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU No. 2009-05”), Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05.  ASU No. 2009-05 is effective for the Company’s annual consolidated financial statements for the year ended December 31, 2009.  The application of ASC No. 2009-05 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple- Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU No. 2010-09”), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, effective February 24, 2010.  The amendments in ASU No. 2010-09 remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements

3.      Inventories

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	$9,831,000	$7,760,000
Work in process	586,000	797,000
Finished goods	3,104,000	3,915,000

	13,521,000	12,472,000
Less reserve for slow-moving, obsolete or unusable inventory	(427,000)	(415,000)

	$13,094,000	$12,057,000

4.                 Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008

Buildings	$355,000	$355,000
Machinery and equipment	7,962,000	7,520,000
Office furniture and equipment	858,000	770,000
Leasehold improvements	318,000	311,000

	9,493,000	8,956,000
Less accumulated depreciation	(5,650,000)	(5,014,000)

	$3,843,000	$3,942,000

Depreciation of property and equipment was $636,000, $557,000, and $470,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.                      Goodwill and Intangible Assets

The Company adopted FASB ASC 350, Intangibles — Goodwill and Other, (“ASC 350” and formerly referred to as SFAS No. 142), effective January 1, 2002.  In accordance with the requirements of ASC 350, goodwill is not amortized, but is subject to an annual impairment test while intangible assets with finite lives are to be amortized over their useful lives.  Management evaluates goodwill impairment on an annual basis and no impairment charge was identified during the years presented.

Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

	2009				2008
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	8	$462,000	$(278,000)	$184,000	8.6	$450,000	$(248,000)	$202,000

Amortization of intangible assets was $29,000, $29,000 and $24,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2010	$28,000
2011	27,000
2012	27,000
2013	21,000
2014	21,000
Thereafter	60,000
$184,000

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for house wrap and synthetic roofing underlayment, and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.  In addition, the joint venture now supplies products for the disposable protective apparel segment.

The capital from the initial funding along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  In addition, Harmony built a 60,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

square foot facility for the manufacturing of house wrap and other building products.  In late 2009, Harmony financed a 20,000 square foot addition to their existing 60,000 square foot manufacturing facility, for a total of 80,000 square feet.

The Company is subject to the provisions of FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as FIN No. 46(R)), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, ASC 810 requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments — Equity Method and Joint Ventures, (“ASC 323” and formerly referred to as APB No. 18). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006 and the balance is to be paid in the seventh year.  During 2009, Harmony repaid $25,000 of the advance, which is in addition to the $500,000 paid in 2006 for a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $15,000 as of December 31, 2009 related to the agreement.  The interest payment for 2009 is due in the first quarter of 2010.

For the years ended December 31, 2009 and 2008, Alpha Pro Tech purchased $5,928,000 and $2,571,000 of inventory, respectively from Harmony.  For the years ended December 31, 2009 and 2008, the Company recorded equity income in unconsolidated affiliates of $333,000 and $185,000, respectively.  As of December 31, 2009, the Company’s investment in Harmony is $1,701,000, which comprises its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $776,000, of which the Company has received $0 in dividends, less $525,000 in repayments of the advance.

7.                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Payroll expenses	$131,000	$280,000
Bonuses payable	2,178,000	545,000
Accrued professional fees	150,000	240,000
Accrued rebates and other	273,000	198,000
	$2,732,000	$1,263,000

8.                    Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2011.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2009.  The credit facility bears interest at prime plus 0.5%, (prime rate was 3.25% at December 31, 2009 and 2008) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment.  Under the terms of the facility, the Company pays a 0.6% unused

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

loan fee annually, which is paid quarterly.

As of December 31, 2009, the Company had no outstanding balance on the line of credit and no other debt.

9.                    Shareholders’ Equity

Repurchase Program

As of December 31, 2008 the Company had $971,000 available for additional purchases under its share repurchase program.  On April 8, 2009, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s outstanding common stock.  During the years ended December 31, 2009 and 2008, the Company repurchased and retired 1,554,900 and 1,732,800 shares of its common stock for $2,109,000 and $2,125,000, respectively.  As of December 31, 2009, the Company had $862,000 available to repurchase under the repurchase plan.

Option activity

During 1993, the Company adopted stock option plans for employees and directors of the Company.  Under those plans, 4.8 million options were reserved for issuance and approximately 4.3 million options were granted.  Under the 1993 plans, option grants vested immediately and expired no later than the fifth anniversary from the date of grant.  The exercise price of the options was determined based on the fair value of the stock on the date of grant.  These plans have expired and in 2004 the Company received shareholder approval for the 2004 Stock Option Plan.

Under the 2004 Stock Option Plan (“2004 Plan”), 2.5 million options have been reserved for issuance and approximately 2,055,000 options have been granted as of December 31, 2009.  Under the 2004 Plan, option grants have a three year vesting period and expire no later than the fifth anniversary from the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the three years ended December 31, 2009:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2006	2,581,000	$1.21
Granted to employees and directors	435,000	$1.50
Exercised	(1,646,000)	$0.87
Canceled/Expired/Forfeited	(50,000)	$1.98
Options outstanding, December 31, 2007	1,320,000	$1.71
Granted to employees and directors	550,000	$1.22
Exercised	—	—
Canceled/Expired/Forfeited	—	—
Options outstanding, December 31, 2008	1,870,000	$1.56
Granted to employees and directors	—	—
Exercised	(123,000)	$1.57
Canceled/Expired/Forfeited	(175,000)	$1.62
Options outstanding, December 31, 2009	1,572,000	$1.56
Options exercisable, December 31, 2009	1,095,000	$1.67

Stock options to purchase 1,572,000 and 1,870,000 shares of common stock were outstanding at December 31, 2009 and 2008,

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

respectively. As of December 31, 2009 all outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect was dilutive.  As of December 31, 2008, none of the outstanding stock options were included in the computation of diluted earnings per share when applying the treasury stock method because the exercise prices of all stock options were greater than the average share price of the Company’s common stock and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value its options.  Prior to 2008, the Company used the simplified method as discussed in SAB No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during 2008, the Company used historical data to estimate the expected life of the options because it felt that enough historical data existed to do so.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero as the Company has not paid dividends in the past and does not expect to do so in the future.

The fair value of the share-based payment awards were estimated using the Black-Scholes-Merton option pricing method with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Year Ended December 31,
	2009	2008	2007
Exercise price	—	$1.22	$1.50
Risk-free interest rate	—	2.95%	4.14%
Expected volatility	—	36.40%	33.40%
Black-Scholes fair value	—	$0.45	$0.45
Expected life in years	—	5.0	3.5

(1)          The fair value calculation was based on the stock options granted during the period.

The following is a summary of stock option activity:

	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	1,870,000	$1.56	1,320,000	$1.71	2,581,000	$1.21
Granted at fair value	—	—	550,000	1.22	435,000	1.50
Exercised	(123,000)	1.57	—	—	(1,646,000)	0.87
Canceled/expired/forfeited	(175,000)	1.62	—	—	(50,000)	1.98
Outstanding—end of year	1,572,000	1.56	1,870,000	1.56	1,320,000	1.71
Options exercisable at year-end	1,095,000	$1.67	883,000	$1.73	445,000	$1.63

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$1.10—$1.98	1,572,000	$1.56	3.24	$4,658,000	1,095,000	$1.67	3.16	$3,121,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2009, 2008 and 2007 was $364,000, $0 and $2,363,000, respectively. The aggregate intrinsic value of stock options granted during the twelve months ended December 31, 2009, 2008 and 2007 was $0, $0 and $66,000, respectively.

As of December 31, 2009, $172,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average remaining period of 1.42 years.  Cash received from options exercised for the twelve months ended December 31, 2009 was $194,000, as 123,000 options were exercised.

10.               Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2009	2008	2007
Current	$4,591,000	$970,000	$1,268,000
Deferred	226,000	(19,000)	30,000
	$4,817,000	$951,000	$1,298,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2009	2008

Deferred tax assets:
Alternative minimum tax credits	$—	$39,000
Temporary differences:
Inventory reserve	145,000	141,000
Intangible assets	16,000	22,000
State income taxes	18,000	—
Accrued expenses and inventory	278,000	308,000
Gross deferred tax assets	457,000	510,000

Deferred tax liabilities:
Temporary differences:
Property and equipment	(860,000)	(807,000)
State income taxes	(46,000)	(12,000)

Gross deferred tax liabilities	(906,000)	(819,000)

Net deferred tax liability	$(449,000)	$(309,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2009	2008	2007
Income taxes based on U.S. statutory rate of 34%	$4,711,000	$855,000	$1,263,000
Non-deductible meals and entertainment	7,000	8,000	8,000
Domestic manufacturer’s deduction	(157,000)	(25,000)	(23,000)
Foreign taxes	—	(17,000)	(3,000)
State taxes	268,000	88,000	42,000
Other	(12,000)	42,000	11,000
	$4,817,000	$951,000	$1,298,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

11.               Lease Commitments

The Company leases manufacturing facilities under non-cancelable operating leases expiring through April 30, 2019.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases
2010	$902,000
2011	804,000
2012	486,000
2013	475,000
2014	475,000
Thereafter	1,858,000
Future minimum lease payments	$5,000,000

Total rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was $765,000, $726,000 and $721,000, respectively.

12.               Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $34,000, $35,000 and $34,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the chief executive officer and president are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $1,540,000, $280,000 and $413,000 were accrued for the years ended December 31, 2009, 2008 and 2007, respectively.

13.               Activity of Business Segments

The Company operates through three segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

Building Supply (formerly known as Engineered Products): consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of house wrap and synthetic roof underlayment.  Of note, the Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply in the table below.

Infection Control: consisting of face masks, eye shields principally for the medical, dental and industrial markets, as well as medical bed pads and a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the medical bed pads, as of the first quarter of 2009, these products are consolidated into the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (Note 2).  Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table shows net sales for each segment:

	Year Ended December 31,
	2009	2008	2007

Disposable Protective Apparel	$22,701,000	$20,203,000	$22,583,000
Building Supply	15,286,000	8,216,000	5,227,000
Infection Control	21,710,000	7,367,000	7,643,000

Consolidated total net sales	$59,697,000	$35,786,000	$35,453,000

The following table shows the reconciliation of total segment income to total consolidated net income.

	Year Ended December 31,
	2009	2008	2007

Disposable Protective Apparel	$6,825,000	$4,627,000	$6,322,000
Building Supply	2,269,000	197,000	(826,000)
Infection Control	11,108,000	2,421,000	2,770,000
Total segment income	20,202,000	7,245,000	8,266,000

Unallocated corporate overhead expenses	(6,344,000)	(4,730,000)	(4,551,000)
Provision for income taxes	(4,817,000)	(951,000)	(1,298,000)
Consolidated net income	$9,041,000	$1,564,000	$2,417,000

The following table reflects net sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2009	2008	2007

Net sales by geographic region
United States	$53,623,000	$33,185,000	$33,235,000
International	6,074,000	2,601,000	2,218,000

Consolidated total net sales	$59,697,000	$35,786,000	$35,453,000

Long-lived assets by geographic region
United States	$3,681,000	$3,840,000	$3,360,000
International	162,000	102,000	79,000

Consolidated total long-lived assets	$3,843,000	$3,942,000	$3,439,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2009, 2008 and 2007, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

14.   Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 is presented below:

Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$9,326,000	$14,547,000	$16,889,000	$18,935,000
Gross profit	4,119,000	6,871,000	8,209,000	9,675,000
Net income (1)	514,000	2,168,000	2,822,000	3,537,000
Basic income per share (1)	0.02	0.10	0.13	0.16
Diluted income per share (1)	0.02	0.10	0.12	0.15

Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$7,524,000	$8,913,000	$10,217,000	$9,132,000
Gross profit	3,450,000	3,918,000	4,355,000	3,757,000
Net income (1)	139,000	385,000	745,000	295,000
Basic and Diluted income per share (1)	0.01	0.02	0.03	0.01

(1)

Net income, basic income per share and diluted income per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income and income per share amounts do not necessarily equal the total for the year.

15.   Concentration of Risk

The Company maintains its cash and cash equivalents in accounts in a number of banks, the balances which at times may exceed federally insured limits.

The Company sells significant amounts of disposable protective apparel product to a large distributor, VWR International LLC, on credit terms. The Company has had a contractual relationship with this distributor since 1995 and effective January 1, 2006 signed a multiple year contract that provides optional extensions beyond the initial term of the agreement.  Previously, this distributor had exclusive rights to sell and distribute Alpha Pro Tech’s Critical Cover® trade named products, and exclusive rights to sell and distribute Alpha Pro Tech branded products to domestic and international clean room and industrial customers.  Under terms of the new contract, this distributor has the exclusive right to sell and distribute Alpha Pro Tech’s Critical Cover® trade named products, but non-exclusive rights to sell and distribute Alpha Pro Tech branded products.

Net sales to this distributor were 28.7%, 38.0% and 45.1% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.  Accounts receivable from this distributor represented 41.0% and 42.6% of total accounts receivable at December 31, 2009 and 2008, respectively.  The loss of this customer would have a material adverse effect on the Company’s business.  Management believes that adequate provision has been made for risk of loss on all credit transactions.

The Company currently buys a significant amount of its disposable protective apparel products from a few subcontractors located in Asia and, to a much lesser extent, a subcontractor in Mexico.  Although there are a limited number of manufacturers of the particular product, management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

The Building Supply segment buys semi-finished house wrap and synthetic roof underlayment from its joint venture, Harmony, located in India.  Although there are a limited number of manufacturers of the particular product, management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

16.             Subsequent Events

On February 8, 2010, the Company announced that the Board of Directors had authorized an expansion to the Company’s share repurchase program for up to $2.0 million beyond the current share repurchase program already in place.

Also, the Company has reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2009 through the consolidated financial statements filing date.  All appropriate subsequent event disclosures, if any, have been made in the Notes to Consolidated Financial Statements.

Alpha Pro Tech, Ltd.

Schedule to Consolidated Financial Statements

Alpha Pro Tech, Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2009

Allowance for doubtful accounts	$71,000	$—	$—	$6,000	$65,000

Reserve for slow moving, obsolete or unusable inventory	$415,000	$67,000	$—	$55,000	$427,000

Year Ended December 31, 2008

Allowance for doubtful accounts	$65,000	$6,000	$—	—	$71,000

Reserve for slow moving, obsolete or unusable inventory	$327,000	$148,000	$—	$60,000	$415,000

Year Ended December 31, 2007

Allowance for doubtful accounts	$61,000	$4,000	$—	$—	$65,000

Reserve for slow moving, obsolete or unusable inventory	$318,000	$9,000	$—	$—	$327,000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

The reports of PwC on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2007 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2007 and 2008 and through July 21, 2009, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the Company’s consolidated financial statements for such years.  Furthermore, no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) have occurred during the fiscal years ended December 31, 2007 or 2008 and through July 21, 2009.

The Company provided PwC with a copy of the foregoing disclosures and requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not PwC agreed with the statements made by the Company with respect to PwC set forth above, and, if not, stating the respects in which PwC did not agree.  A copy of PwC’s letter was attached as Exhibit 16 to the Current Report on Form 8-K filed by the Company on July 24, 2009.

During the Company’s fiscal years ended December 31, 2007 and 2008 and through July 21, 2009, neither the Company, nor anyone on the Company’s behalf, consulted MHM regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of December 31, 2009 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

This report is included in Item 8 on page 22, and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The effectiveness of or internal control was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  Copies of the Code of Business Conduct and Ethics are available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance”.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2010.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2009 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (b) (2)
Equity compensation plan approved by shareholders	1,572,000 (1)	$1.56	720,000

(1)

The number shown in column (a) is the number of shares that may be issued upon exercise of outstanding options under the shareholder approved Alpha Pro Tech, Ltd. 2004 Stock Option Plan (the “2004 Plan”).

(2)	The number shown in column (b) is the number of shares that may be issued upon exercise of options granted in the future under the 2004 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2010.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm — Mayer Hoffman McCann P.C.;

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP;

Consolidated Balance Sheets — December 31, 2009 and 2008;

Consolidated Income Statements — Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007; and

Notes to Consolidated Financial Statements — Years Ended December 31, 2009, 2008 and 2007.

Schedule to Consolidated Financial Statements — Years Ended December 31, 2009, 2008 and 2007.

(a)(2)          Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 49 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 10, 2010	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 10, 2010	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2010.

/s/ Sheldon Hoffman
Sheldon Hoffman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alexander W. Millar
Alexander W. Millar, President and Director

/s/Lloyd Hoffman
Lloyd Hoffman, Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

/s/Danny Montgomery
Danny Montgomery, Senior Vice President Manufacturing and Director

/s/David B. Anderson
David B. Anderson, Director

/s/Robert H. Isaly
Robert H. Isaly, Director

/s/Russ Manock
Russ Manock, Director

/s/Dr. John Ritota
Dr. John Ritota, Director

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(f) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
3.1.2

Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(j) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.1.3

Certificate of Ownership and Merger (BFD Industries, Inc. into Alpha Pro Tech, Ltd.), incorporated by reference to Exhibit 3(l) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
10.1

Alpha Pro Tech, Ltd. 2004 Stock Option Plan, incorporated by reference to Exhibit B to Schedule 14A, filed on April 29, 2004 (File No. 001-15725), in connection with the 2004 Annual Meeting of Stockholders held on June 8, 2004.*

10.2	Non-Qualified Stock Option Agreement of David Anderson, incorporated by reference to Exhibit 4.2 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Non-Qualified Stock Option Agreement of Robert Isaly, incorporated by reference to Exhibit 4.3 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.4	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.5	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.6	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.7	Incentive Stock Option Agreement of Sheldon Hoffman, incorporated by reference to Exhibit 4.7 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.8	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.9	Employment Agreement between the Company and Al Millar, dated June, 1989, incorporated by reference to Form 10 Registration Statement filed on February 25, 1992 (File No. 000-19893).*
10.10

VWR Scientific Products Corporation Distribution Agreement, dated January 1, 2000, incorporated by reference to the Exhibits to Form 10-K for the year ended December 31, 2000, filed on March 19, 2001 (File No. 001-15725).

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10 (r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C
23.2	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

* Indicates a management contract or compensatory plan or arrangement.