Form 10-Q
period 2010-03-31
ALPHA PRO TECH LTD
filed 2010-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 5, 2010
Common Stock, $0.01 par value	22,424,283 shares

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) prepared the following unaudited interim consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

You should read the following unaudited interim consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 10-Q and Form 8-K, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  The Company’s 2009 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three months ended March 31, 2010 with the same period in 2009.

Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009 (1)

Assets
Current assets:
Cash and cash equivalents	$5,428,000	$9,753,000
Accounts receivable, net of allowance for doubtful accounts of $63,000 at March 31, 2010 and $65,000 at December 31, 2009	6,360,000	8,593,000
Inventories, net	16,033,000	13,094,000
Prepaid expenses and other current assets	3,105,000	2,792,000
Deferred income taxes	457,000	457,000
Total current assets	31,383,000	34,689,000

Property and equipment, net	4,011,000	3,843,000
Goodwill, net	55,000	55,000
Intangible assets, net	179,000	184,000
Equity investments in and advances to unconsolidated affiliates	1,697,000	1,701,000
Total assets	$37,325,000	$40,472,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,292,000	$2,963,000
Accrued liabilities	529,000	2,732,000
Total current liabilities	1,821,000	5,695,000

Deferred income taxes	906,000	906,000
Total liabilities	2,727,000	6,601,000

Shareholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,424,285 and 22,419,285 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	224,000	224,000
Additional paid-in capital	23,204,000	23,164,000
Retained earnings	11,170,000	10,483,000
Total shareholders’ equity	34,598,000	33,871,000
Total liabilities and shareholders’ equity	$37,325,000	$40,472,000

(1)                        The consolidated balance sheet as of December 31, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net sales	$11,629,000	$9,326,000

Cost of goods sold, excluding depreciation and amortization	6,641,000	5,207,000

Gross margin	4,988,000	4,119,000

Expenses:
Selling, general and administrative	3,784,000	3,240,000
Depreciation and amortization	207,000	161,000

Income from operations	997,000	718,000

Other income:
Equity in income of unconsolidated affiliates	73,000	98,000
Interest, net	10,000	1,000

Income before provision for income taxes	1,080,000	817,000

Provision for income taxes	393,000	303,000

Net income	$687,000	$514,000

Basic net income per share	$0.03	$0.02

Diluted net income per share	$0.03	$0.02

Basic weighted average shares outstanding	22,423,229	23,700,601

Diluted weighted average shares outstanding	23,114,613	23,700,601

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2009	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000
Share-based compensation expense	—	—	34,000	—	34,000
Stock options exercised	5,000	—	6,000	—	6,000
Net income	—	—	—	687,000	687,000
Balance at March 31, 2010	22,424,285	$224,000	$23,204,000	$11,170,000	$34,598,000

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$687,000	$514,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	34,000	58,000
Depreciation and amortization	207,000	161,000
Equity in income of unconsolidated affiliates	(73,000)	(98,000)
Changes in assets and liabilities:
Accounts receivable, net	2,233,000	(1,009,000)
Inventories, net	(2,939,000)	1,113,000
Prepaid expenses and other current assets	(313,000)	(82,000)
Accounts payable and accrued liabilities	(3,874,000)	(229,000)

Net cash (used in) provided by operating activities	(4,038,000)	428,000

Cash Flows From Investing Activities:

Purchase of property and equipment	(367,000)	(86,000)
Proceeds from dividends from equity investments in unconsolidated affiliates	77,000	—
Purchase of intangible assets	(3,000)	(4,000)

Net cash used in investing activities	(293,000)	(90,000)

Cash Flows From Financing Activities:
Payments for the repurchase and retirement of common stock	—	(285,000)

Proceeds from the exercise of stock options	6,000	—

Net cash provided by (used in) financing activities	6,000	(285,000)

(Decrease) Increase in cash during the period	(4,325,000)	53,000

Cash and cash equivalents, beginning of period	9,753,000	4,578,000
Cash and cash equivalents, end of period	$5,428,000	$4,631,000

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

The Building Supply segment (formerly known as the Engineered Products segment) consists of construction weatherization products such as housewrap and synthetic roof underlayment.

The Infection Control segment includes a line of face masks, eye shields and medical bed pads, as well as a line of pet beds. Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care segment revenue is now generated from the medical bed pads, it is now appropriate for these segments to be consolidated in the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

The Company’s products are sold both under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with GAAP.  The consolidated financial statements should be read in conjunction with the Company’s current year filings on Form 10-Q and Form 8-K filed with the SEC, as well as the consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K (the “2009 10-K”), which was filed with the SEC on March 10, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2009 was extracted from the audited consolidated financial statements contained in the 2009 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) 718, Stock Compensation (“ASC 718” and formerly referred to as SFAS No.123(R)), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record

Notes to Consolidated Financial Statements (Unaudited)

compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first three months of 2010 and 2009, there were no stock options granted under the stock option plan.  The Company recognized $34,000 and $58,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2010 and 2009, respectively, related to previously issued options.

Stock options to purchase 1,567,000 and 1,795,000 shares of common stock were outstanding at March 31, 2010 and 2009, respectively.  As of March 31, 2010, 691,384 incremental shares were included in the computation of diluted earnings per share because the exercise prices of all of the stock options were less than the average share price of the Company’s common stock for the 2010 first quarter, and, therefore, the effect was dilutive.  As of March 31, 2009, none of the 1,795,000 outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average share price of the Company’s common stock for the 2009 first quarter, and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and does not expect to in the future.

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,572,000	$1.56	3.24	—
Exercised	(5,000)	$1.23	—	—
Granted	—	—	—	—
Forfeited or expired	—	—	—	—

Options outstanding at March 31, 2010	1,567,000	$1.56	2.99	$1,242,000

Options exercisable at March 31, 2010	1,088,000	$1.67	2.91	$738,000

As of March 31, 2010, $138,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.26 years.

4.                                      New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The

Notes to Consolidated Financial Statements (Unaudited)

adoption of the ASC did not have any impact on the consolidated financial statements included herein.  For further discussion of the Codification, see the Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance is effective for the Company beginning in the first quarter of fiscal year 2010. The application of ASC 810 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU No. 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The amendments in ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in ASU No. 2009-17 also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The application of ASU No. 2009-17 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

Notes to Consolidated Financial Statements (Unaudited)

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

5.                                      Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$10,172,000	$9,831,000
Work in process	827,000	586,000
Finished goods	5,426,000	3,104,000
	16,425,000	13,521,000
Less: reserve for slow-moving, obsolete or unusable inventory	(392,000)	(427,000)
	$16,033,000	$13,094,000

6.                                      Investment in and Advances to Unconsolidated Affiliates

Alpha ProTech Engineered Products, Inc. entered into a joint venture with a manufacturer in India for the production of building products in 2005.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”) was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital, and Maple Industries and Associates contributed $708,000.

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for housewrap and synthetic roofing underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.  In addition, the joint venture now supplies products for the Disposable Protective Apparel segment.

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India; this facility includes manufacturing equipment necessary to produce synthetic roof underlayment.  In addition, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and other building products.  In late 2009, Harmony financed a 20,000 square foot addition to their existing 60,000 square foot manufacturing facility, for a total of 80,000 square feet.

The Company is subject to the provisions of FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No.167), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, ASC 810

Notes to Consolidated Financial Statements (Unaudited)

requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

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

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of March 31, 2010, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $13,000 as of March 31, 2010 and $15,000 as of December 31, 2009 related to the agreement.

For the three months ended March 31, 2010 and 2009, Alpha Pro Tech purchased $2,706,000 and $224,000 of inventory, respectively, from Harmony.  For the three months ended March 31, 2010 and 2009, the Company recorded equity income in unconsolidated affiliates of $73,000 and $98,000, respectively.  As of March 31, 2010, the Company’s investment in Harmony is $1,697,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $849,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Payroll	$194,000	$131,000
Commission and bonus accrual	195,000	2,178,000
Accrued professional fees	86,000	150,000
Accrued rebates and other	54,000	273,000
	$529,000	$2,732,000

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average

Notes to Consolidated Financial Statements (Unaudited)

number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31,
	2010	2009
Net income (Numerator)	$687,000	$514,000
Shares (Denominator):
Basic weighted average shares outstanding	22,423,229	23,700,601
Add: Dilutive effect of outstanding stock options	691,384	—
Diluted weighted average shares outstanding	23,114,613	23,700,601
Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

9.                                      Activity of Business Segments

The Company operates through three segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Building Supply (formerly known as Engineered Products): consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  Of note, the Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply in the table below.

Infection Control: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets, as well as medical bed pads and a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the Extended Care revenue is now generated from the sale of medical bed pads, as of the first quarter of 2009, these products are consolidated into the Infection Control segment.  All numbers have been updated to reflect the updated segmentation.

Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and

Notes to Consolidated Financial Statements (Unaudited)

allocates resources to them based primarily on net sales.

The following table shows consolidated net sales for each segment for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31,
	2010	2009

Disposable Protective Apparel	$5,084,000	$4,834,000
Building Supply	4,722,000	2,255,000
Infection Control	1,823,000	2,237,000

Consolidated total net sales	$11,629,000	$9,326,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended March 31,
	2010	2009
Disposable Protective Apparel	$1,200,000	$1,250,000
Building Supply	661,000	91,000
Infection Control	522,000	804,000

Total segment income	2,383,000	2,145,000
Unallocated corporate overhead expenses	(1,303,000)	(1,328,000)
Provision for income taxes	(393,000)	(303,000)

Consolidated net income	$687,000	$514,000

10.                               Subsequent Events

There were no subsequent events since March 31, 2010. Also, the Company has reviewed and evaluated material subsequent events from the consolidated balance sheet date of March 31, 2010 through the consolidated financial statements filing date.  All appropriate subsequent event disclosures, if any, have been made in the Notes to Consolidated Financial Statements.

ITEM 2   .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements (unaudited) and the notes to our consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our  Form 10-K for the year ended December 31, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions, and other information that is not historical information. When used in this report, the words “estimates”, “expects”, “anticipates”, “forecasts”, “plans”, “intends”, “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time.  All forward-looking statements, whether written or oral and whether made by us or on our behalf, also are expressly qualified by this special note.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A.  Risk Factors”, which appear in our Form 10-K for the year ended December 31, 2009.  These and many other factors could affect Alpha Pro Tech Ltd.’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

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

Critical Accounting Policies

The Financial Accounting Standards Board (“FASB”) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification TM (the “FASB ASC”), which is also sometimes referred to as the “Codification” or the “ASC”.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  To the Company, this means instead of following the rules in Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, we will follow the guidance in ASC 718, Stock Compensation.  References to generally accepted accounting principles generally accepted in the United States of America (“GAAP”) issued by the FASB, within Management’s Discussion and Analysis of Financial Condition and Results of

Operations and in the Notes to Consolidated Financial Statements (Unaudited) included elsewhere in this report are to the Codification.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like SFAS No. 123(R), Share-Based Payment, are no longer being issued by the FASB.

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these critical accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

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

Revenue Recognition:  For sales transactions, we comply with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers, and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.

Sales Returns, Rebates and Allowances:  Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience.  Since our return policy is only 90 days, and our products are not generally susceptible to external factors, such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns.  We offer end-user product specific and sales volume rebates to select distributors.  Our rebates are based on actual sales and accrued monthly.

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

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment (formerly known as the Engineered Products segment), consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  Previously, the line of medical bed pads and pet beds were reported as a separate segment under the name of Extended Care. Because management is now looking at the Extended Care segment in conjunction with the Infection Control segment, and since the majority of the former Extended Care segment revenue is now generated from the medical bed pads, as of the first quarter of 2009, these products have been consolidated into the Infection Control segment.  All financial information has been updated to reflect the updated segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%

Gross profit	42.9%	44.2%

Selling, general and administrative	32.5%	34.7%

Income from operations	8.6%	7.7%

Income before provision for income taxes	9.3%	8.8%

Net income	5.9%	5.5%

Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009

Sales.  Consolidated sales for the three months ended March 31, 2010 increased to $11,629,000 from $9,326,000 for the three months ended March 31, 2009, representing an increase of $2,303,000, or 24.7%.  This increase consisted of increased sales of Building Supply segment sales of $2,467,000 and increased Disposable Protective Apparel segment sales of $250,000, offset primarily by decreased sales of Infection Control products of $414,000.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2010 increased by $250,000, or 5.2%, to $5,084,000, compared to $4,834,000 for the same period of 2009.  The increase is primarily due to improved sales of disposable shoecovers.  The segment increase was related primarily to increased sales to a broad base of our distribution network and in particular to a major national distributor with which we have preferred vendor status and from which we received the Outstanding Performance Controlled Environments vendor award for 2009.  This was partially offset by decreased sales to our largest distributor.  Sales in the first quarter of 2010 continued to be adversely affected by a supply chain delay of goods from Asia.  This delay is expected to be resolved in the second quarter of 2010.

The Critical Cover® disposable protective apparel brand and its associated trade names, SureGrip™, AquaTrak®, ComforTech® and Microbreathe™, are trademarks owned by Alpha Pro Tech and have been manufactured by Alpha Pro Tech exclusively for our largest distributor since the early 1990s.  Alpha Pro Tech has recently been informed that this distributor has decided to launch their own private label line of disposable protective apparel, and has made a business decision to transition away from selling Alpha Pro Tech’s disposable garments to their own brand of apparel.  Conversely, we have decided to shift away from our largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy.  The change in our relationship with our largest disposable protective apparel distributor could adversely affect sales in the short term but, could be beneficial in the long term as we develop a broader base of distribution.

Building Supply segment sales for the three months ended March 31, 2010 increased by $2,467,000, or 109.4%, to $4,722,000, as compared to $2,255,000 for the same period of 2009.  The segment increase of 109.4% was primarily due to a 135.9% increase in sales of REX™ SynFelt synthetic roof underlayment and a 73.6% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the three months ended March 31, 2010 was 70% for synthetic roof underlayment and 30% for housewrap.  This compared to 64% for synthetic roof underlayment and 36% for housewrap for the first quarter of 2009.

Our REX™ SynFelt synthetic roof underlayment is perceived as a superior product in the industry and as the market evolves from felt paper to synthetic roof underlayment we believe that we are in a very good position to increase market share.  Additionally, we believe that our high-quality, multi-color printed housewrap gives us a distinct competitive advantage in the marketplace and that our market share is growing even during this weak building market and economic downturn.  We are currently working on opportunities with existing and new distributors, and we are optimistic about the future of this segment.

Infection Control segment sales for the three months ended March 31, 2010 decreased by $414,000, or 18.5%, to $1,823,000, compared to $2,237,000 for the same period of 2009.  Shield sales were down by 61.6%, or $652,000, to $406,000, mask sales were up by 22.3%, or $233,000, to $1,280,000 and medical bed pad and pet beds were up by 3.8%, or $5,000, to $137,000, compared to the three months ended March 31, 2009.

Shield sales were down in the first quarter of 2010 due to a $1.7 million non-recurring shield order received in the fourth quarter of 2008.  That order was shipped out over a period of three quarters and commenced shipping in the fourth quarter of 2008.  The increase in mask sales for the three months ended March 31, 2010 was primarily attributable to an increase in our general purpose line of facemasks.  Our N-95 respirator mask sales were up slightly in the first quarter of 2010 and are expected to return to pre-H1N1 levels in 2010 unless concerns relating to the global H1N1 Influenza A pandemic resume.

Gross Profit.  Gross profit increased by $869,000, or 21.1%, to $4,988,000 for the three months ended March 31, 2010 from $4,119,000 for the same period in 2009.  The gross profit margin was 42.9% for the three months ended March 31, 2010, compared to 44.2% for the three months ended March 31, 2009.

Gross profit margin for the three months ended March 31, 2010 was negatively affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Of total sales, Building Supply sales were 40.6% in the three months ended March 31, 2010 as compared to 24.2% for the same period of 2009.  Building Supply segment sales are expected to continue to grow as a percentage of total sales in the coming quarters.  Gross profit margin in the Disposable Protective Apparel segment, although up slightly this quarter as compared to the same quarter of 2009, is expected to soften for the remainder of 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $544,000, or 16.8%, to $3,784,000 for the three months ended March 31, 2010 from $3,240,000 for the three months ended March 31, 2009.  As a percentage of net sales, selling, general and administrative expenses decreased to 32.5% for the three months ended March 31, 2010 from   34.7% for the same period in 2009.  The increase of $544,000 in expenses was primarily due to increased employee compensation of $327,000, increased marketing expenses of $127,000, increased travel expenses of $85,000, increased insurance of $75,000, increased general office, factory and miscellaneous expenses of $81,000, increased commissions of $59,000 and increased professional fees of $15,000, offset primarily by a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009.

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $120,000 were accrued for the three months ended March 31, 2010, as compared to $91,000 in the same period of 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased by $46,000, or 28.6%, to $207,000 for the three months ended March 31, 2010 from $161,000 for the same period in 2009.  The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations.  Income from operations increased by $279,000, or 38.9%, to $997,000 for the three months ended March 31, 2010, as compared to income from operations of $718,000 for the three months ended March 31, 2009.  The increase in income from operations was due to an increase in gross profit of $869,000, partially offset by an increase in selling, general and administrative expenses of $544,000 and an increase in depreciation and amortization of $46,000.

Equity in Income of Unconsolidated Affiliates. For the three months ended March 31, 2010, we recorded equity in income of unconsolidated affiliates of $73,000, as compared to $98,000 for the same period of 2009.

Net Interest.  For the three months ended March 31, 2010, net interest income was $10,000, compared to net interest income of $1,000 for the three months ended March 31, 2009.  Interest income increased to $10,000 for the three months ended March 31, 2010, compared to $3,000 for the same period of 2009.  Interest expense decreased to $0 for the three months ended March 31, 2010, compared to $2,000 for the same period of 2009.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended March 31, 2010 was $1,080,000, compared to $817,000 for the three months ended March 31, 2009, representing an increase of $263,000, or 32.2%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $279,000 and an increase in net interest income of $9,000, partially offset by a decrease of $25,000 in equity in income of unconsolidated affiliates.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2010 was $393,000, compared to $303,000 for the same period of 2009.  The estimated effective tax rate was 36.4% for the three months ended March 31, 2010, compared to 37.1% for the same period in 2009.  Management expects the effective tax rate to be approximately 36% going forward.

Net Income.  Net income for the three months ended March 31, 2010 was $687,000, compared to net income of $514,000 for the three months ended March 31, 2009, an increase of $173,000, or 33.7%.  The net income increase was primarily due to an increase in income before provision for income taxes of $263,000, partially offset by an increase in income taxes of $90,000.  Net income as a percentage of sales for the three months ended March 31, 2010 and 2009 was 5.9% and 5.5%, respectively.  Basic income per share for the three months ended March 31, 2010 and 2009 was $0.03 and $0.02, respectively.  Diluted income per share for the three months ended March 31, 2010 and 2009 was $0.03 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of $5,428,000 and working capital of $29,562,000, representing an increase in working capital of 2.0%, or $568,000, since December 31, 2009.  As of March 31, 2010, our current ratio was 17:1, compared to 6:1 as of December 31, 2009.  Cash and cash equivalents decreased by 44.3%, or $4,325,000, to $5,428,000 as of March 31, 2010, compared to $9,753,000 as of December 31, 2009.  The decrease in cash and cash equivalents was due to cash used in operating activities of $4,038,000 and cash used in investing activities of $293,000 for the aggregate purchase of property and equipment and intangible assets, offset by proceeds from dividends from equity investments in unconsolidated affiliates of $77,000, partially offset by cash proceeds from stock options exercised of $6,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of March 31, 2010, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2010.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of March 31, 2010, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $4,038,000 for the three months ended March 31, 2010, compared to $428,000 net cash provided by operating activities for the three months ended March 31, 2009.  The net cash used in operating activities of $4,038,000 for the three months ended March 31, 2010 was due to net income of $687,000, adjusted by the following: a decrease in amortization of share-based compensation expense of $34,000, increase of depreciation and amortization of $207,000, increase equity in income of unconsolidated affiliates of $73,000, a decrease in accounts receivable of $2,233,000, an increase in inventory of $2,939,000, an increase in prepaid expenses and other current assets of $313,000 and a decrease in accounts payable and accrued liabilities of $3,874,000.

Accounts receivable decreased by $2,233,000, or 26.0%, to $6,360,000 as of March 31, 2010 from $8,593,000 as of December 31, 2009.  The decrease in accounts receivable was primarily related to the decrease in sales relative to the fourth quarter of 2009.  The number of days of sales outstanding as of March 31, 2010 was 51 days, compared to 53 days as of December 31, 2009.

Inventory increased by $2,939,000, or 22.4%, to $16,033,000 as of March 31, 2010 from $13,094,000 as of December 31, 2009.  The increase was primarily due to an increase in inventory for the Infection Control segment of $1,583,000, or 38.7%, to $5,673,000 as of March 31, 2010 due to a stockpiling of   N-95 particulate respirator masks.  Inventory for the Disposable Protective Apparel segment increased by $1,344,000, or 24.6%, to $6,812,000.  In addition, inventory for the Building Supply segment increased by $12,000, or 0.3%, to $3,548,000 as of March 31, 2010.

Prepaid expenses and other current assets increased by $313,000, or 11.2%, to $3,105,000 as of March 31, 2010 from $2,792,000 as of December 31, 2009.  The increase was primarily due to an increase in prepaid insurance.

Accounts payable and accrued liabilities as of March 31, 2010 decreased by $3,874,000, or 68.0%, to $1,821,000 from $5,695,000 as of December 31, 2009.  The change was primarily due to a decrease in trade payables of $1,671,000 and a decrease in accrued liabilities of $2,203,000.  Accrued liabilities for the year ended March 31, 2010 decreased as follows: commission and bonus accrual decreased by $1,983,000, accrued rebates and other decreased by $219,000 and accrued professional fees decreased by $64,000, partially offset by an increase in accrued payroll expenses of $63,000.

Net cash used in investing activities was $293,000 for the three months ended March 31, 2010, compared to net cash used in investing activities of $90,000 for the same period of 2009.  Our investing activities for the three months ended March 31, 2010 consisted primarily of expenditures for property and equipment of $367,000 and the purchase of intangible assets of $3,000, compared to $86,000 and $4,000, respectively, for the same period of 2009.  Also in 2010, we received a payment of dividends from our joint venture of $77,000.  The expenditures for property and equipment in 2010 were primarily for the Infection Control segment and to a lesser extent for the Building Supply segment. The expenditures for property and equipment for the first quarter of 2009 were primarily for the Building Supply segment.  We expect to purchase approximately $1,500,000 to $2,000,000 of equipment in 2010.

Net cash provided by financing activities was $6,000 for the three months ended March 31, 2010, compared to net cash used in financing activities of $285,000 for the same period of 2009.  Our financing activities for the three months ended March 31, 2010 was due to the proceeds for the exercise of stock options and was due to the repurchase of common stock for the same period of 2009.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of March 31, 2010, we had $2,862,000 available for additional stock purchases under our repurchase program.  During the three months ended March 31, 2010, we did not repurchase any shares of common stock.  As of March 31, 2010, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included elsewhere in this report.

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance is effective for the Company beginning in the first quarter of fiscal year 2010. The application of ASC 810 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU No. 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The amendments in ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in ASU No. 2009-17 also require additional disclosures about an reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The application of ASU No. 2009-17 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) Exchange Act as of March 31, 2010 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2009 with respect to the Risk Factors.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18 (a)(3) of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May yet be Purchased Under the Plan (1)
January 1-31, 2010	—	—	—	$2,862,000
February 1-28, 2010	—	—	—	$2,862,000
March 1-31, 2010	—	—	—	$2,862,000
Total	—	—	—	$2,862,000

(1)   On February 8, 2010, the Company announced that the Board of Directors had authorized a $2.0 million expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $10,520,000 of common stock

SECURITIES SOLD

We did not sell any unregistered equity securities during the period covered by this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

ALPHA PRO TECH, LTD.

DATE:	May 7, 2010	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 7, 2010	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer