Form 10-Q
period 2010-06-30
ALPHA PRO TECH LTD
filed 2010-08-11
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 9, 2010
Common Stock, $0.01 par value	22,424,285 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) prepared the following unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

You should read the following unaudited interim condensed consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 10-Q and Form 8-K, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  The Company’s 2009 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and six months ended June 30, 2010 with the same periods in 2009.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009 (1)

Assets
Current assets:
Cash and cash equivalents	$2,967,000	$9,753,000
Accounts receivable, net of allowance for doubtful accounts of $92,000 at June 30, 2010 and $65,000 at December 31, 2009	6,450,000	8,593,000
Inventories	17,862,000	13,094,000
Prepaid expenses and other current assets	3,460,000	2,792,000
Deferred income taxes	457,000	457,000
Total current assets	31,196,000	34,689,000

Property and equipment, net	3,896,000	3,843,000
Goodwill	55,000	55,000
Intangible assets, net	171,000	184,000
Equity investments in and advances to unconsolidated affiliates	1,796,000	1,701,000
Total assets	$37,114,000	$40,472,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$448,000	$2,963,000
Accrued liabilities	757,000	2,732,000
Total current liabilities	1,205,000	5,695,000

Deferred income taxes	906,000	906,000
Total liabilities	2,111,000	6,601,000

Shareholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,424,285 and 22,419,285 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	224,000	224,000
Additional paid-in capital	23,238,000	23,164,000
Retained earnings	11,541,000	10,483,000
Total shareholders’ equity	35,003,000	33,871,000
Total liabilities and shareholders’ equity	$37,114,000	$40,472,000

(1)                                  The consolidated balance sheet as of December 31, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$11,221,000	$14,547,000	$22,850,000	$23,874,000

Cost of goods sold, excluding depreciation and amortization	7,000,000	7,676,000	13,640,000	12,884,000

Gross profit	4,221,000	6,871,000	9,210,000	10,990,000

Expenses:
Selling, general and administrative	3,518,000	3,399,000	7,302,000	6,639,000
Depreciation and amortization	218,000	162,000	426,000	322,000

Income from operations	485,000	3,310,000	1,482,000	4,029,000

Other income:
Equity in income of unconsolidated affiliates	99,000	72,000	172,000	170,000
Interest, net	5,000	—	15,000	1,000

Income before provision for income taxes	589,000	3,382,000	1,669,000	4,200,000

Provision for income taxes	217,000	1,214,000	611,000	1,517,000

Net income	$372,000	$2,168,000	$1,058,000	$2,683,000

Basic net income per share	$0.02	$0.10	$0.05	$0.12

Diluted net income per share	$0.02	$0.10	$0.05	$0.12

Basic weighted average shares outstanding	22,424,285	22,795,003	22,423,788	23,245,300

Diluted weighted average shares outstanding	22,869,037	22,820,145	23,019,380	23,245,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2009	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000
Share-based compensation expense	—	—	68,000	—	68,000
Stock options exercised	5,000	—	6,000	—	6,000
Net income	—	—	—	1,058,000	1,058,000
Balance at June 30, 2010	22,424,285	$224,000	$23,238,000	$11,541,000	$35,003,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,058,000	$2,683,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	68,000	119,000
Depreciation and amortization	426,000	322,000
Deferred income taxes	—	38,000
Equity in income of unconsolidated affiliates	(172,000)	(170,000)
Changes in assets and liabilities:
Accounts receivable, net	2,143,000	(3,041,000)
Inventories	(4,768,000)	2,698,000
Prepaid expenses and other current assets	(668,000)	(554,000)
Accounts payable and accrued liabilities	(4,490,000)	1,779,000

Net cash (used in) provided by operating activities	(6,403,000)	3,874,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(462,000)	(194,000)
Proceeds from dividends from equity investments in unconsolidated affiliates	77,000	—
Purchase of intangible assets	(4,000)	(8,000)

Net cash used in investing activities	(389,000)	(202,000)

Cash Flows From Financing Activities:
Payments for the repurchase and retirement of common stock	—	(1,795,000)
Proceeds from the exercise of stock options	6,000	—

Net cash provided by (used in) financing activities	6,000	(1,795,000)

(Decrease) Increase in cash during the period	(6,786,000)	1,877,000

Cash and cash equivalents, beginning of period	9,753,000	4,578,000
Cash and cash equivalents, end of period	$2,967,000	$6,455,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Building Supply segment consists of construction weatherization products such as housewrap and synthetic roof underlayment.

The Infection Control segment consists of a line of face masks, eye shields and medical bed pads, as well as a line of pet beds.

The Company’s products are sold both under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the Company’s current year filings on Form 10-Q and Form 8-K filed with the SEC, as well as the consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K (the “2009 10-K”), which was filed with the SEC on March 10, 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2009 was extracted from the audited consolidated financial statements contained in the 2009 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) 718, Stock Compensation (“ASC 718” and formerly referred to as SFAS No.123(R)), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first six months of 2010 and 2009, there were no stock options granted under the stock option plan.  The Company recognized $68,000 and $119,000 in share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2010 and 2009, respectively, related to previously issued options.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Stock options to purchase 1,567,000 and 1,695,000 shares of common stock were outstanding at June 30, 2010 and 2009, respectively.  As of June 30, 2010, 444,752 incremental shares were included in the computation of diluted earnings per share because the exercise prices of all of the stock options were less than the average share price of the Company’s common stock for the 2010 second quarter, and, therefore, the effect was dilutive.  As of June 30, 2009, 25,142 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the quarter and, therefore, the effect was dilutive.   The remaining 1,669,858 were not included in the computation of the diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock at June 30, 2010 and 2009 and, therefore, there was no dilutive effect.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s Staff Accounting Bulletin  No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,572,000	$1.56	3.24	—

Exercised	(5,000)	$1.23	—	—

Granted	—	—	—	—

Forfeited or expired	—	—	—	—

Options outstanding at June 30, 2010	1,567,000	$1.56	2.74	$458,000

Options exercisable at June 30, 2010	1,088,000	$1.67	2.66	$194,000

As of June 30, 2010, $104,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.10 years.

4.                                      New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the consolidated financial statements included herein.  For further discussion of the Codification, see the discussion of Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance was effective for the Company beginning in the first quarter of fiscal year 2010. The application of ASC 810 did not have a significant impact on either the consolidated earnings or the consolidated financial position for the periods presented.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence, if vendor-specific objective evidence is not available, or estimated selling price ,if neither vendor-specific nor third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU No. 2009-17”), Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The amendments in ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The application of ASU No. 2009-17 did not have a significant impact on either the consolidated earnings or the consolidated financial position for the periods presented.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on either the consolidated earnings or the consolidated financial position for the periods presented.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

5.                                      Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$8,155,000	$9,663,000
Work in process	2,610,000	586,000
Finished goods	7,097,000	2,845,000
	$17,862,000	$13,094,000

6.                                Investment in and Advances to Unconsolidated Affiliates

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech, Ltd.) entered into a joint venture with a manufacturer in India for the production of building products.  Under terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”) was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital, and Maple Industries and Associates contributed $708,000.

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

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and sewing of proprietary disposable protective apparel.  This facility had a 38,500 square foot addition in mid 2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building; one was a 20,000 square foot addition in late 2009 as well as a 22,000 square foot addition in mid 2010, for a total of 102,000 square feet.  All additions have been financed by Harmony with no guarantees from Alpha Pro Tech.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments — Equity Method and Joint Ventures, (“ASC 323” and formerly

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

referred to as APB No. 18). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required during the first six months of 2010.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of June 30, 2010, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $7,000 as of June 30, 2010 and $15,000 as of December 31, 2009 related to the agreement.

For the three months ended June 30, 2010 and 2009, Alpha Pro Tech purchased $3,801,000 and $1,119,000 of inventory, respectively, from Harmony.  For the six months ended June 30, 2010 and 2009, the Company purchased $6,507,000 and $1,343,000 of inventory, respectively, from Harmony.

For the three months ended June 30, 2010 and 2009, the Company recorded equity in income of unconsolidated affiliates of $99,000 and $72,000, respectively.  For the six months ended June 30, 2010 and 2009, the Company recorded equity in income of unconsolidated affiliates of $172,000 and $170,000, respectively.  As of June 30, 2010, the Company’s investment in Harmony is $1,796,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $948,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Payroll	$291,000	$131,000
Commission and bonus accrual	338,000	2,178,000
Accrued professional fees	78,000	150,000
Accrued rebates and other	50,000	273,000
	$757,000	$2,732,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009

Net income (Numerator)	$372,000	$2,168,000	$1,058,000	$2,683,000

Shares (Denominator):

Basic weighted average shares outstanding	22,424,285	22,795,003	22,423,788	23,245,300

Add: Dilutive effect of outstanding stock options	444,752	25,142	595,592	—

Diluted weighted average shares outstanding	22,869,037	22,820,145	23,019,380	23,245,300

Net income per share:

Basic	$0.02	$0.10	$0.05	$0.12

Diluted	$0.02	$0.10	$0.05	$0.12

9.                                      Activity of Business Segments

The Company operates in three business segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Building Supply: consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  The Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply in the table below.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows consolidated net sales for each segment for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009

Disposable Protective Apparel	$4,845,000	$6,077,000	$9,929,000	$10,911,000
Building Supply	4,863,000	3,758,000	9,585,000	6,015,000
Infection Control	1,513,000	4,712,000	3,336,000	6,948,000

Consolidated total net sales	$11,221,000	$14,547,000	$22,850,000	$23,874,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009
Disposable Protective Apparel	$933,000	$1,674,000	$2,134,000	$2,884,000
Building Supply	746,000	642,000	1,408,000	734,000
Infection Control	319,000	2,510,000	840,000	3,314,000

Total segment income	1,998,000	4,826,000	4,382,000	6,932,000
Unallocated corporate overhead expenses	(1,409,000)	(1,444,000)	(2,713,000)	(2,732,000)
Provision for income taxes	(217,000)	(1,214,000)	(611,000)	(1,517,000)

Consolidated net income	$372,000	$2,168,000	$1,058,000	$2,683,000

10.                               Subsequent Events

There were no subsequent events since June 30, 2010.

Alpha Pro Tech, Ltd.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A.  Risk Factors”, which appear in our Form 10-K for the year ended December 31, 2009.  These and many other factors could affect Alpha Pro Tech Ltd.’s (“Alpha Pro Tech” or the “Company”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the Securities and Exchange Commission (the “SEC”). In addition, in accordance with SEC rules we provide electronic or paper copies of our filings free of charge upon request.

Critical Accounting Policies

The Financial Accounting Standards Board (“FASB”) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards CodificationTM (the “FASB ASC”), which is also sometimes referred to as the “Codification” or the “ASC”.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  To the Company, this means instead of following the rules in Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, we will follow the guidance in ASC 718, Stock Compensation.  References to generally accepted accounting principles generally accepted in the United States of America (“GAAP”) issued by the FASB, within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Unaudited) included elsewhere in this report are to the Codification.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like SFAS No. 123(R), Share-Based Payment, are no longer being issued by the FASB.

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

Property and equipment: Property and equipment is stated at cost less accumulated depreciation and  amortization and is depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms plus any expected renewal periods as follows:

Buildings	25 years

Machinery and equipment	5-15 years

Office furniture and equipment	2-7 years

Leasehold improvements	4-5 years

Expenditures for renewals and betterments are capitalized, whereas costs of maintenance and repairs are charged to operations in the period incurred.

Revenue Recognition:  For sales transactions, we comply with the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers, and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.

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

Leases:  The Company enters into real estate leases, primarily for manufacturing and distribution and these operating leases are recognized on a straight-line basis over the base term of the lease plus any expected renewal periods.

Stock Based Compensation:  Alpha Pro Tech adopted FASB ASC 718, Stock Compensation, (“ASC 718” and formerly referred to as SFAS No. 123(R)), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s SAB No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company would use historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

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

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, pet distributors and construction, building supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.  Our products are distributed principally in the United States of America (“U.S.”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	37.6%	47.2%	40.3%	46.0%

Selling, general and administrative	31.4%	23.4%	32.0%	27.8%

Income from operations	4.3%	22.8%	6.5%	16.9%

Income before provision for income taxes	5.2%	23.2%	7.3%	17.6%

Net income	3.3%	14.9%	4.6%	11.2%

Three and Six Months ended June 30, 2010 compared to Three and Six Months ended June 30, 2009

Sales.  Consolidated sales for the three months ended June 30, 2010 decreased to $11,221,000 from $14,547,000 for the three months ended June 30, 2009, representing a decrease of $3,326,000, or 22.9%.  This decrease consisted of decreased sales in the Infection Control segment of $3,199,000 and decreased sales in the Disposable Protective Apparel segment of $1,232,000, offset primarily by increased sales in the Building Supply segment of $1,105,000.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2010 decreased by $1,232,000, or 20.3%, to $4,845,000, compared to $6,077,000 for the same period of 2009.

The decrease is primarily due to a decline in sales of disposable shoecovers, due to a decrease of 65.0% or $2,826,000 in sales to our former largest distributor.  We have and continue to expect to sell our apparel line to this distributor, excluding shoecovers and boot covers.  This decrease was partially offset by increased sales to a broad base of our distribution network and in particular to a major national distributor with whom we have preferred vendor status and from whom we received the Outstanding Performance Controlled Environments vendor award for 2009.  Sales with this national distributor increased over two and a half times in the second quarter of 2010 as compared to the same period of 2009.

The Critical Cover® disposable protective apparel brand and its associated trade names, SureGrip™, AquaTrak®, ComforTech® and Microbreathe™, are trademarks owned by Alpha Pro Tech and have been manufactured by Alpha Pro Tech exclusively for our former largest distributor since the early 1990s.  Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch their own, potentially competing, private label line of disposable protective apparel, and has made a business decision to transition away from selling Alpha Pro Tech’s disposable garments to their own brand of apparel.  Accordingly, we have decided to shift away from our former largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy. The change in our relationship with our former largest disposable protective apparel distributor could adversely affect sales in the short term but, could be beneficial in the long term as we develop a broader base of distribution.

Building Supply segment sales for the three months ended June 30, 2010 increased by $1,105,000, or 29.4%, to $4,863,000, as compared to $3,758,000 for the same period of 2009.  The segment increase of 29.4% was primarily due to a 24.0% increase in sales of REX™ SynFelt synthetic roof underlayment and a 45.9% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the three months ended June 30, 2010 was 68% for synthetic roof underlayment and 32% for housewrap.  This compared to 71% for synthetic roof underlayment and 29% for housewrap for the second quarter of 2009.

We believe that our REX™ SynFelt synthetic roof underlayment is perceived as a superior product in the industry and as the market evolves from felt paper to synthetic roof underlayment we believe that we are in a very good position to increase market share.  Additionally, we believe that our high-quality, multi-color printed housewrap gives us a distinct competitive advantage in the marketplace and that our market share is growing even during this weak building market and economic downturn.  During the second quarter, we increased our Building Supply segment sales team in anticipation of significant growth in the coming periods.  Discussions with potential and existing distributors have been very encouraging.  In addition to growth opportunities with existing products, we are also excited about the planned launch of a new product in the third quarter of 2010 that should increase our potential market share.  We remain optimistic about the future of the Building Supply segment.

Infection Control segment sales for the three months ended June 30, 2010 decreased by $3,199,000, or 67.9%, to $1,513,000, compared to $4,712,000 for the same period of 2009.  Mask sales were down by 69.5%, or $2,490,000, to $1,095,000, shield sales were down by 72.6%, or $737,000, to $278,000, and medical bed pad and pet bed sales were up by 25.0%, or $28,000, to $140,000, compared to the three months ended June 30, 2009.

The decrease in mask sales for the three months ended June 30, 2010 was primarily attributable to a decrease in demand for our N-95 respirator mask sales relating to the global H1N1 Influenza A pandemic in 2009.  Shield sales were down in the second quarter of 2010 primarily due to the completion of shipments of a $1.7 million non-recurring shield order received in the fourth quarter of 2008.  That order was shipped out over a period of three quarters and commenced shipping in the fourth quarter of 2008.  General shield sales also decreased in the second quarter partially due to the H1N1 Influenza A pandemic.

Consolidated sales for the six months ended June 30, 2010 decreased to $22,850,000 from $23,874,000 for the six months ended June 30, 2009, representing a decrease of $1,024,000, or 4.3%.  This decrease consisted of decreased sales in the Infection Control segment of $3,612,000 and decreased sales in the Disposable Protective Apparel segment of $982,000, offset primarily by increased sales in the Building Supply segment of $3,570,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2010 decreased by $982,000, or 9.0%, to $9,929,000, compared to $10,911,000 for the same period of 2009.  The decrease is primarily due to decreased sales of disposable shoecovers, primarily due to a significant decrease in sales to our former largest distributor, partially offset by increased sales to a broad base of our distribution network and, in particular, to the major national distributor mentioned above, with which we have preferred vendor status.

Building Supply segment sales for the six months ended June 30, 2010 increased by $3,570,000, or 59.4%, to $9,585,000, as compared to $6,015,000 for the same period of 2009.  The segment increase of 59.4% was primarily due to a 62.8% increase in sales of REX™ SynFelt synthetic roof underlayment and a 58.1% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the six months ended June 30, 2010 was 69% for synthetic roof underlayment and 31% for housewrap.  This compared to 68% for synthetic roof underlayment and 32% for housewrap for the six months ended June 2009.

Infection Control segment sales for the six months ended June 30, 2010 decreased by $3,612,000, or 52.0%, to $3,336,000, compared to $6,948,000 for the same period of 2009.  Mask sales were down by 48.7%, or $2,257,000, to $2,375,000, shield sales were down by 67.0%, or $1,389,000, to $684,000, and medical bed pad and pet bed sales were up by 14.0%, or $34,000, to $277,000, compared to the six months ended June 30, 2009.

The overall mask sales decrease for the first six months of 2010 is primarily due to the surge in N-95 respirator mask sales in the second quarter of 2009 due to concerns regarding an outbreak of H1N1 Influenza A.  Shield sales were down primarily due to approximately $1.3 million in shields being shipped in 2009 from the total $1.7 million non-recurring shield order received in the fourth quarter of 2008.

Gross Profit.  Gross profit decreased by $2,650,000, or 38.6%, to $4,221,000 for the three months ended June 30, 2010 from $6,871,000 for the same period in 2009.  The gross profit margin was 37.6% for the three months ended June 30, 2010, compared to 47.2% for the three months ended June 30, 2009.

Gross profit margin for the three months ended June 30, 2010 was negatively affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales and Infection Control segment sales, which have higher margins, decreased as a percentage of total sales.  Building Supply segment sales comprised 43.3% of total sales for the three months ended June 30, 2010, compared to 25.8% for the same period of 2009.  Building Supply segment sales are expected to continue to grow as a percentage of total sales in the coming periods.   Infection Control segment sales comprised 13.5% of total sales for the three months ended June 30, 2010, as compared to 32.4% for the same period of 2009, during which we experienced significant sales of our N-95 respirator mask due to the H1N1 Influenza A pandemic.

Gross profit margin in the Disposable Protective Apparel segment is down in the second quarter of 2010, as compared to the same quarter of 2009.  As part of our strategy to increase inventory levels to strengthen our position in the marketplace, our gross profit in the second quarter was affected as we acquired some inventory primarily from alternative suppliers at a higher cost.  We do not expect to incur these higher costs on a going forward basis.  Gross profit margin for this segment is expected to be softer in 2010 as compared to 2009 but should increase from the second quarter levels.

Gross profit decreased by $1,780,000, or 16.2%, to $9,210,000 for the six months ended June 30, 2010 from $10,990,000 for the same period in 2009.  The gross profit margin was 40.3% for the six months ended June 30, 2010, compared to 46.0% for the six months ended June 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $119,000, or 3.5%, to $3,518,000 for the three months ended June 30, 2010 from $3,399,000 for the three months ended June 30, 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 31.4% for the three months ended June 30, 2010 from 23.4% for the same period in 2009.  The increase of $119,000 in expenses was primarily due to increased employee compensation of $186,000, increased professional fees and public company expenses of $149,000, increased rent and utilities of $38,000 and increased general office, factory and miscellaneous expenses of $98,000, offset primarily by a decrease of $310,000 in executive bonuses as discussed below and a decrease in sales commissions of $42,000.

Selling, general and administrative expenses increased by $663,000, or 10.0%, to $7,302,000 for the six months ended June 30, 2010 from $6,639,000 for the six months ended June 30, 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 32.0% for the six months ended June 30, 2010 from 27.8% for the same period in 2009.  The increase of $663,000 in expenses was primarily due to increased employee compensation of $484,000, partially due to increased employee compensation for the Building Supply Segment, to a increased marketing expenses of $130,000, increased professional fees and public company expenses of $163,000, increased travel expenses of $84,000, increased insurance of $86,000, increased general office, factory and miscellaneous expenses of $163,000, increased sales commissions of $17,000 and increased rent and utilities of $42,000, offset primarily by a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, and a decrease of $281,000 in executive bonuses, as discussed below.

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $66,000 were accrued for the three months ended June 30, 2010, as compared to $376,000 in the same period of 2009.  Bonuses of $186,000 were accrued for the six months ended June 30, 2010, as compared to $467,000 in the same period of 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased by $56,000, or 34.6%, to $218,000 for the three months ended June 30, 2010 from $162,000 for the same period in 2009.  Depreciation and amortization expense increased by $104,000, or 32.3%, to $426,000 for the six months ended June 30, 2010 from $322,000 for the same period in 2009.

The increase for the three and six months of 2010 was primarily attributable to increased depreciation related to capital expenditures for the Building Supply segment.

Income from Operations.  Income from operations decreased by $2,825,000, or 85.3%, to $485,000 for the three months ended June 30, 2010, as compared to income from operations of $3,310,000 for the three months ended June 30, 2009.  The decrease in income from operations was due to a decrease in gross profit of $2,650,000, an increase in selling, general and administrative expenses of $119,000 and an increase in depreciation and amortization of $56,000.

Income from operations decreased by $2,547,000, or 63.2%, to $1,482,000 for the six months ended June 30, 2010, as compared to income from operations of $4,029,000 for the six months ended June 30, 2009.  The decrease in income from operations was due to a decrease in gross profit of $1,780,000, an increase in selling, general and administrative expenses of $663,000 and an increase in depreciation and amortization of $104,000.

Equity in Income of Unconsolidated Affiliates. For the three months ended June 30, 2010, we recorded equity in income of unconsolidated affiliates of $99,000, as compared to $72,000 for the same period of 2009.  For the six months ended June 30, 2010, we recorded equity in income of unconsolidated affiliates of $172,000, as compared to $170,000 for the same period of 2009.

Net Interest.  For the three months ended June 30, 2010, net interest income was $5,000, compared to net interest income of $0 for the three months ended June 30, 2009.  Interest income increased to $5,000 for the three months ended June 30, 2010, compared to $4,000 for the same period of 2009.  Interest expense decreased to $0 for the three months ended June 30, 2010, compared to $4,000 for the same period of 2009.

For the six months ended June 30, 2010, net interest income was $15,000, compared to net interest income of $1,000 for the six months ended June 30, 2009.  Interest income increased to $15,000 for the six months ended June 30, 2010, compared to $7,000 for the same period of 2009.  Interest expense decreased to $0 for the six months ended June 30, 2010, compared to $6,000 for the same period of 2009.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended June 30, 2010 was $589,000, compared to $3,382,000 for the three months ended June 30, 2009, representing a decrease of $2,793,000, or 82.6%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $2,825,000, partially offset by an increase in net interest income of $5,000 and by an increase of $27,000 in equity in income of unconsolidated affiliates.

Income before provision for income taxes for the six months ended June 30, 2010 was $1,669,000, compared to $4,200,000 for the six months ended June 30, 2009, representing a decrease of $2,531,000, or 60.3%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $2,547,000, partially offset by an increase in net interest income of $14,000 and by an increase of $2,000 in equity in income of unconsolidated affiliates.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2010 was $217,000, compared to $1,214,000 for the same period of 2009.  The estimated effective tax rate was 36.8% for the three months ended June 30, 2010, compared to 35.9% for the same period in 2009.

The provision for income taxes for the six months ended June 30, 2010 was $611,000, compared to $1,517,000 for the same period of 2009.  The estimated effective tax rate was 36.6% for the six months ended June 30, 2010, compared to 36.1% for the same period in 2009.

Management expects the effective tax rate to be approximately 36% going forward.

Net Income.  Net income for the three months ended June 30, 2010 was $372,000, compared to net income of $2,168,000 for the three months ended June 30, 2009, a decrease of $1,796,000, or 82.8%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $2,793,000, partially offset by a decrease in income taxes of $997,000.  Net income as a percentage of sales for the three months ended June 30, 2010 and 2009 was 3.3% and 14.9%, respectively.  Basic and diluted income per share for the three months ended June 30, 2010 and 2009 was $0.02 and $0.10, respectively.

Net income for the six months ended June 30, 2010 was $1,058,000, compared to net income of $2,683,000 for the six months ended June 30, 2009, a decrease of $1,625,000, or 60.6%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $2,531,000, partially offset by a decrease in income taxes of $906,000.  Net income as a percentage of sales for the six months ended June 30, 2010 and 2009 was 4.6% and 11.2%, respectively.  Basic and diluted income per share for the six months ended June 30, 2010 and 2009 was $0.05 and $0.12, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents of $2,967,000 and working capital of $29,991,000, representing an increase in working capital of 3.4%, or $997,000, since December 31, 2009.  As of June 30, 2010, our current ratio was 26:1, compared to 6:1 as of December 31, 2009.  Cash and cash equivalents decreased by 69.6%, or $6,786,000, to $2,967,000 as of June 30, 2010,

compared to $9,753,000 as of December 31, 2009.  The decrease in cash and cash equivalents was due to cash used in operating activities of $6,403,000 and cash used in investing activities of $389,000 for the aggregate purchase of property and equipment and intangible assets, offset by proceeds from dividends from equity investments in unconsolidated affiliates of $77,000 and cash proceeds from stock options exercised of $6,000.

The decrease in cash for the six month period ended June 30, 2010 was primarily due to an increase in our inventory levels by $4,768,000 and our pay down of accrued liabilities of approximately $2,200,000 in the first quarter of 2010.  Management expects the cash position to improve over the coming periods as we anticipate a decrease in our overall inventory levels, and the impact on cash in the first quarter of 2010 resulting from the annual payment of 2009 accrued liabilities will not occur in the latter half of 2010.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of June 30, 2010, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2010.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2010, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $6,403,000 for the three months ended June 30, 2010, compared to $3,874,000 net cash provided by operating activities for the three months ended June 30, 2009.  The net cash used in operating activities of $6,403,000 for the three months ended June 30, 2010 was due to net income of $1,058,000, adjusted by the following: a decrease in amortization of share-based compensation expense to $68,000, an increase of depreciation and amortization to $426,000, an increase in equity in income of unconsolidated affiliates to $172,000, a decrease in accounts receivable of $2,143,000, an increase in inventory of $4,768,000, an increase in prepaid expenses and other current assets of $668,000 and a decrease in accounts payable and accrued liabilities of $4,490,000.

Accounts receivable decreased by $2,143,000, or 24.9%, to $6,450,000 as of June 30, 2010 from $8,593,000 as of December 31, 2009.  The decrease in accounts receivable was primarily related to the decrease in sales relative to the fourth quarter of 2009.  The number of days of sales outstanding as of June 30, 2010 was 52 days, compared to 53 days as of December 31, 2009.

Inventory increased by $4,768,000, or 36.4%, to $17,862,000 as of June 30, 2010 from $13,094,000 as of December 31, 2009.  The increase was primary due to an increase in inventory for the Disposable Protective Apparel segment of $3,090,000, or 56.5%, to $8,558,000 as of June 30, 2010 due to our strategy of having a strong inventory position to compete in the marketplace.  Inventory for the Infection Control segment increased by $973,000, or 23.8%, to $5,062,000 due to a stockpiling of N-95 particulate respirator masks, but was down $611,000 from March 31, 2010.  In addition, inventory for the Building Supply segment increased by $707,000, or 20.0%, to $4,242,000 as of June 30, 2010 as a result of our increased current and expected future sales.

Prepaid expenses and other current assets increased by $668,000, or 23.9%, to $3,460,000 as of June 30, 2010 from $2,792,000 as of December 31, 2009.  The increase was primarily due to the prepayment of new equipment and an increase in prepaid insurance.

Accounts payable and accrued liabilities as of June 30, 2010 decreased by $4,490,000, or 78.8%, to $1,205,000 from $5,695,000 as of December 31, 2009.  The change was primarily due to a decrease in trade payables of $2,515,000 and a decrease in accrued liabilities of $1,975,000.  Accrued liabilities for the six months ended June 30, 2010 decreased as follows: commission and bonus accrual decreased by $1,840,000, accrued rebates and other decreased by $223,000 and accrued professional fees decreased by $72,000, partially offset by an increase in accrued payroll expenses of $160,000.

Net cash used in investing activities was $389,000 for the three months ended June 30, 2010, compared to net cash used in investing activities of $202,000 for the same period of 2009.  Our investing activities for the three months ended June 30, 2010 consisted primarily of expenditures for property and equipment of $462,000 and the purchase of intangible assets of $4,000, compared to $194,000 and $8,000, respectively, for the same period of 2009.  Also in 2010, we received a payment of dividends from our joint venture of $77,000.  The expenditures for property and equipment in 2010 were primarily for the Building Supply segment and to a lesser extent for the Infection Control segment.  We expect to purchase an additional $750,000 to $1,000,000 of equipment during the remainder of 2010, of which approximately $500,000 was prepaid as of June 30, 2010.

Net cash provided by financing activities was $6,000 for the three months ended June 30, 2010, compared to net cash used in financing activities of $1,795,000 for the same period of 2009.  Our financing activities for the three months ended June 30, 2010 was due to the proceeds for the exercise of stock options and was due to the repurchase of common stock for the same period of 2009.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of June 30, 2010, we had $2,862,000 available for additional stock purchases under our repurchase program.  During the three and six months ended June 30, 2010, we did not repurchase any shares of common stock.  As of June 30, 2010, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

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

FASB ASC 810, Consolidation, (“ASC 810” and formerly referred to as SFAS No. 167), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance was effective for the Company beginning in the first quarter of fiscal year 2010. The application of ASC 810 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India.  In addition, our principal executive office, with 21 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S. dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada.  Any such exposure is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation or interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1-30, 2010	—	—	—	$2,862,000
May 1-31, 2010	—	—	—	$2,862,000
June 1-30, 2010	—	—	—	$2,862,000
Total	—	—	—	$2,862,000

(1)         On February 8, 2010, the Company announced that the Board of Directors had authorized a $2.0 million expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $10,520,000 of common stock.

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

ALPHA PRO TECH, LTD.

DATE:	August 11, 2010	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	August 11, 2010	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer