Form 10-Q
period 2010-09-30
ALPHA PRO TECH LTD
filed 2010-11-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 5, 2010
Common Stock, $0.01 par value	22,424,285 shares

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

You should read the following unaudited interim condensed consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 10-Q and Form 8-K, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  The Company’s 2009 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and nine months ended September 30, 2010 with the same periods in 2009.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009 (1)

Assets
Current assets:
Cash and cash equivalents	$4,751,000	$9,753,000
Accounts receivable, net of allowance for doubtful accounts of $77,000 at September 30, 2010 and $65,000 at December 31, 2009	4,774,000	8,593,000
Inventories	17,657,000	13,094,000
Prepaid expenses and other current assets	2,947,000	2,792,000
Deferred income taxes	452,000	457,000
Total current assets	30,581,000	34,689,000

Property and equipment, net	4,264,000	3,843,000
Goodwill	55,000	55,000
Intangible assets, net	164,000	184,000
Equity investments in and advances to unconsolidated affiliates	1,886,000	1,701,000
Total assets	$36,950,000	$40,472,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$255,000	$2,963,000
Accrued liabilities	553,000	2,732,000
Total current liabilities	808,000	5,695,000

Deferred income taxes	899,000	906,000
Total liabilities	1,707,000	6,601,000

Shareholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,424,285 and 22,419,285 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	224,000	224,000
Additional paid-in capital	23,284,000	23,164,000
Retained earnings	11,735,000	10,483,000
Total shareholders’ equity	35,243,000	33,871,000
Total liabilities and shareholders’ equity	$36,950,000	$40,472,000

(1)                                  The consolidated balance sheet as of December 31, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$10,325,000	$16,889,000	$33,175,000	$40,763,000

Cost of goods sold	6,537,000	8,680,000	20,177,000	21,564,000

Gross profit	3,788,000	8,209,000	12,998,000	19,199,000

Expenses:
Selling, general and administrative	3,361,000	3,659,000	10,663,000	10,299,000
Depreciation and amortization	201,000	165,000	627,000	487,000

Income from operations	226,000	4,385,000	1,708,000	8,413,000

Other income:
Equity in income of unconsolidated affiliates	90,000	47,000	262,000	217,000
Interest, net	5,000	5,000	20,000	7,000

Income before provision for income taxes	321,000	4,437,000	1,990,000	8,637,000

Provision for income taxes	127,000	1,615,000	738,000	3,132,000

Net income	$194,000	$2,822,000	$1,252,000	$5,505,000

Basic net income per share	$0.01	$0.13	$0.06	$0.24

Diluted net income per share	$0.01	$0.12	$0.06	$0.24

Basic weighted average shares outstanding	22,424,285	22,359,902	22,423,955	22,946,924

Diluted weighted average shares outstanding	22,424,285	23,113,155	22,724,272	23,337,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2009	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000

Share-based compensation expense	—	—	114,000	—	114,000

Stock options exercised	5,000	—	6,000	—	6,000

Net income	—	—	—	1,252,000	1,252,000

Balance at September 30, 2010	22,424,285	$224,000	$23,284,000	$11,735,000	$35,243,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,252,000	$5,505,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	114,000	175,000
Proceeds from dividends from equity investments in unconsolidated affiliates	77,000	—
Depreciation and amortization	627,000	487,000
Deferred income taxes	(2,000)	(22,000)
Equity in income of unconsolidated affiliates	(262,000)	(217,000)
Changes in assets and liabilities:
Accounts receivable, net	3,819,000	(4,602,000)
Inventories	(4,563,000)	2,617,000
Prepaid expenses and other current assets	(155,000)	(706,000)
Accounts payable and accrued liabilities	(4,887,000)	3,578,000

Net cash (used in) provided by operating activities	(3,980,000)	6,815,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,024,000)	(285,000)
Purchase of intangible assets	(4,000)	(11,000)

Net cash used in investing activities	(1,028,000)	(296,000)

Cash Flows From Financing Activities:
Payments for the repurchase and retirement of common stock	—	(2,109,000)
Proceeds from the exercise of stock options	6,000	96,000

Net cash provided by (used in) financing activities	6,000	(2,013,000)

(Decrease) increase in cash and cash equivalents during the period	(5,002,000)	4,506,000

Cash and cash equivalents, beginning of period	9,753,000	4,578,000
Cash and cash equivalents, end of period	$4,751,000	$9,084,000

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

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the Company’s current year filings on Form 10-Q and Form 8-K filed with the SEC, as well as the consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K (the “2009 10-K”), which was filed with the SEC on March 10, 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2009 was extracted from the audited consolidated financial statements contained in the 2009 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

3.                                      Stock Based Compensation

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to key employees and non-employee directors.  Stock options have been granted with exercise prices at or above the current market price of the underlying shares of common stock on the date of grant.  Options vest and expire according to terms established at the grant date.

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) 718, Stock Compensation (“ASC 718”), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first nine months of 2010, there were 970,000 stock options granted under the stock option plan.  During the first nine months of 2009, there were no stock options granted under the stock option plan.  The Company recognized $114,000 and $175,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2010 and 2009, respectively, related to previously issued options.

Stock options to purchase 2,536,670 and 1,630,000 shares of common stock were outstanding at September 30, 2010 and 2009, respectively.  As of September 30, 2010, 300,317 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

stock for the quarter and, therefore, the effect was dilutive.  As of September 30, 2009, 753,253 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the quarter and, therefore, the effect was dilutive.

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,572,000	$1.56	3.24	—

Exercised	(5,000)	$1.23	—	—

Granted	970,000	$1.60	—	—

Forfeited or expired	—	—	—	—

Options outstanding at September 30, 2010	2,537,000	$1.57	3.41	$67,000

Options exercisable at September 30, 2010	1,392,000	$1.60	2.43	$1,000

As of September 30, 2010, $708,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.61 years.

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

FASB ASC 810, Consolidation, (“ASC 810”), eliminates a required quantitative approach to determine whether a variable interest gives an entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis.  This guidance was effective for the Company beginning in the first quarter of fiscal year 2010. The application of ASC 810 did not have a significant impact on either the consolidated earnings or the consolidated financial position for the periods presented.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades — a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on either the consolidated earnings or the consolidated financial position for the periods presented.

5.                                      Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$8,363,000	$9,663,000
Work in process	1,605,000	586,000
Finished goods	7,689,000	2,845,000
	$17,657,000	$13,094,000

6.                                      Equity Investments in and Advances to Unconsolidated Affiliates

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and sewing of proprietary disposable protective apparel.  This facility experienced a 38,500 square foot addition in mid-2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building; one was a 20,000 square foot addition in late 2009,and the other was a 22,000 square foot addition in mid-2010, for a total of 102,000 square feet.  All additions have been financed by Harmony with no guarantees from Alpha Pro Tech.

The Company is subject to the provisions of FASB ASC 810, Consolidation, (“ASC 810”), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, ASC 810 requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments — Equity Method and Joint Ventures, (“ASC 323”). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required for the first nine months of 2010.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture; $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of September 30, 2010, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company has an interest receivable of $11,000 as of September 30, 2010 and $15,000 as of December 31, 2009 related to the agreement.

For the three months ended September 30, 2010 and 2009, Alpha Pro Tech purchased $3,196,000 and $1,866,000 of inventory, respectively, from Harmony.  For the nine months ended September 30, 2010 and 2009, the Company purchased $9,703,000 and $3,209,000 of inventory, respectively, from Harmony.

For the three months ended September 30, 2010 and 2009, the Company recorded equity in income of unconsolidated affiliates of $90,000 and $47,000, respectively.  For the nine months ended September 30, 2010 and 2009, the Company recorded equity in income of unconsolidated affiliates of $262,000 and $217,000, respectively.  As of September 30, 2010, the Company’s investment in Harmony is $1,886,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,038,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Payroll	$199,000	$131,000
Commission and bonus accrual	216,000	2,178,000
Accrued professional fees	136,000	150,000
Accrued rebates and other	2,000	273,000
	$553,000	$2,732,000

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President have voluntarily decided to forgo their bonuses for 2010.  Therefore, no executive bonuses were accrued for the three months ended September 30, 2010.  Also, the $186,000 that was accrued for the six months ended June 30, 2010 has been reversed resulting in $0 in accrued executive bonuses for the nine months ended September 30, 2010.

8.                                      Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009

Net income (Numerator)	$194,000	$2,822,000	$1,252,000	$5,505,000

Shares (Denominator):

Basic weighted average shares outstanding	22,424,285	22,359,902	22,423,955	22,946,924

Add: Dilutive effect of outstanding stock options	—	753,253	300,317	390,720

Diluted weighted average shares outstanding	22,424,285	23,113,155	22,724,272	23,337,644

Net income per share:

Basic	$0.01	$0.13	$0.06	$0. 24

Diluted	$0.01	$0.12	$0.06	$0.24

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

The following table shows consolidated net sales for each segment for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009

Disposable Protective Apparel	$3,781,000	$5,265,000	$13,710,000	$16,176,000
Building Supply	5,241,000	5,292,000	14,826,000	11,307,000
Infection Control	1,303,000	6,332,000	4,639,000	13,280,000

Total consolidated net sales	$10,325,000	$16,889,000	$33,175,000	$40,763,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2010	2009	2010	2009
Disposable Protective Apparel	$268,000	$1,715,000	$2,402,000	$4,599,000
Building Supply	786,000	1,041,000	2,194,000	1,776,000
Infection Control	248,000	3,317,000	1,088,000	6,631,000

Total segment income	1,302,000	6,073,000	5,684,000	13,006,000
Unallocated corporate overhead expenses	(981,000)	(1,636,000)	(3,694,000)	(4,369,000)
Provision for income taxes	(127,000)	(1,615,000)	(738,000)	(3,132,000)

Total consolidated net income	$194,000	$2,822,000	$1,252,000	$5,505,000

The following table shows the consolidated net property, equipment, goodwill and intangible assets by segment:

	September 30	December 31
	2010	2009
Disposable Protective Apparel	$1,211,000	$806,000
Building Supply	1,928,000	2,052,000
Infection Control	1,221,000	1,091,000

Total segment assets	4,360,000	3,949,000
Unallocated corporate assets	123,000	133,000
Total consolidated assets	$4,483,000	$4,082,000

10.                               Subsequent Events

There were no subsequent events since September 30, 2010.

Alpha Pro Tech, Ltd.

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

Critical Accounting Policies

The Financial Accounting Standards Board (“FASB”) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards CodificationTM (the “FASB ASC”), which is also sometimes referred to as the “Codification” or the “ASC”.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  To the Company, this means instead of following the rules in Statement of Financial Accounting Standard No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment, we will follow the guidance in ASC 718, Stock Compensation.  References to generally accepted accounting principles in the United States of America (“GAAP”) issued by the FASB, within Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Unaudited) included elsewhere in this report are to the Codification.  The FASB finalized the Codification effective for periods ending on or after

September 15, 2009.  Prior FASB standards like SFAS No. 123(R), Share-Based Payment, are no longer being issued by the FASB.

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

The Company used the Black-Scholes-Merton option pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s SAB No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, (“ASC 740”).  ASC 740 requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company adopted FASB ASC 740-10-25-16, Income Taxes, (“ASC 740-10-25-16”) related to accounting for uncertain tax positions on January 1, 2007.  As a result, the Company recognized no additional liability or reduction in deferred tax assets for uncertain tax benefits.  The Company has evaluated the tax contingencies in accordance with ASC 740-10-25-16.  At September 30, 2010 and 2009, respectively, the Company did not have any uncertain tax positions.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	36.7%	48.6%	39.2%	47.1%

Selling, general and administrative expenses	32.6%	21.7%	32.1%	25.3%

Income from operations	2.2%	26.0%	5.1%	20.6%

Income before provision for income taxes	3.1%	26.3%	6.0%	21.2%

Net income	1.9%	16.7%	3.8%	13.5%

Three and Nine Months ended September 30, 2010 compared to Three and Nine Months ended September 30, 2009

Sales.  Consolidated sales for the three months ended September 30, 2010 decreased to $10,325,000 from $16,889,000 for the three months ended September 30, 2009, representing a decrease of $6,564,000, or 38.9%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $1,484,000, decreased sales in the Building Supply segment of $51,000 and decreased sales in the Infection Control segment of $5,029,000.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2010 decreased by $1,484,000, or 28.2%, to $3,781,000, compared to $5,265,000 for the same period of 2009.  The decrease is primarily due to a decline in sales of disposable protective apparel to our former largest distributor.  Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch their own, potentially competing, private label line of disposable protective apparel, and has made a business decision to transition away from selling Alpha Pro Tech’s disposable garments to their own brand of apparel.  Accordingly, we have decided to shift away from our former largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy.  We have and continue to expect to sell our apparel line to our former largest distributor but at lower than current levels.  This quarter’s decrease was partially offset by increased sales to a broad base of our distribution network and in particular to a major national distributor with whom we have preferred vendor status and from whom we received the Outstanding Performance Controlled Environments vendor award for 2009.  Sales to this national distributor doubled in the third quarter of 2010 as compared to the same period of 2009.  The change in our relationship with our former largest disposable protective apparel distributor will adversely affect sales but, could be beneficial in the long term as we develop a broader base of distribution.

Building Supply segment sales for the three months ended September 30, 2010 decreased by $51,000, or 1.0%, to $5,241,000, as compared to $5,292,000 for the same period of 2009.  The segment decrease of 1.0% was primarily due to an 8.2% decrease in sales of REX™ SynFelt synthetic roof underlayment, partially offset by a 23.6% increase in sales of REX™ Wrap housewrap.  Even though sales are basically flat this quarter as compared to the same quarter last year, sales have increased in each of the last four quarters.  Although down, sales of REX™ SynFelt synthetic roof underlayment in the third quarter of 2010 were the second highest on record, next only to the third quarter of last year.  In addition, REX™ SynFelt synthetic roof underlayment sales were up 8.9% sequentially from the second quarter ended June 30, 2010.  The sales mix of the Building Supply segment for the three months ended September 30, 2010 was 68% for synthetic roof underlayment and 32% for housewrap.  This compared to 75% for synthetic roof underlayment and 25% for housewrap for the third quarter of 2009.

Our REX™ SynFelt synthetic roof underlayment, we believe, is perceived as an industry leader in terms of quality and as the market evolves from felt paper to synthetic roof underlayment we are in a strong position to capitalize on significant growth opportunities.  REX™ Wrap housewrap, our high-quality, multi-color printed housewrap, we believe, gives us a distinct competitive advantage in the marketplace and that our market share is growing even during this weak building market and economic downturn.  Discussions with potential and existing distributors have been very encouraging and we recently increased our Building Supply segment sales team in anticipation of significant growth in the coming periods.

In addition to growth opportunities with existing products, we are also excited about the launch of REX™ Fortis housewrap our ICC-ES approved first non-perforated breathable housewrap.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, so our REX™ Fortis housewrap should increase our housewrap market share.  Revenue should commence in the fourth quarter of 2010 and should contribute to our growth in 2011.  We remain optimistic about the future of the Building Supply segment.

Infection Control segment sales for the three months ended September 30, 2010 decreased by $5,029,000, or 79.4%, to $1,303,000, compared to $6,332,000 for the same period of 2009.  Mask sales were down by 84.6%, or $4,485,000, to $814,000, shield sales were down by 57.4%, or $515,000, to $382,000, and medical bed pad and pet bed sales were down by 21.3%, or $29,000, to $107,000, compared to the three months ended September 30, 2009.

The decrease in mask sales for the three months ended September 30, 2010 was primarily attributable to a decrease in demand for our N-95 respirator mask sales relating to the global H1N1 Influenza A pandemic in 2009.  Shield sales were also down in the third quarter of 2010 due to the H1N1 Influenza A pandemic.

Consolidated sales for the nine months ended September 30, 2010 decreased to $33,175,000 from $40,763,000 for the nine months ended September 30, 2009, representing a decrease of $7,588,000, or 18.6%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $2,466,000 and decreased sales in the Infection Control segment of $8,641,000, offset primarily by increased sales in the Building Supply segment of $3,519,000.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2010 decreased by $2,466,000, or 15.2%, to $13,710,000, compared to $16,176,000 for the same period of 2009.  The decrease is primarily due to decreased sales due to a significant decrease in sales to our former largest distributor, partially offset by increased sales to a broad base of our distribution network and, in particular, to the major national distributor mentioned above, with which we have preferred vendor status.

Building Supply segment sales for the nine months ended September 30, 2010 increased by $3,519,000, or 31.1%, to $14,826,000, as compared to $11,307,000 for the same period of 2009.  The segment increase of 31.1% was primarily due to a 28.0% increase in sales of REX™ SynFelt synthetic roof underlayment and a 43.1% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the nine months ended September 30, 2010 was 69% for synthetic roof underlayment and 31% for housewrap.  This compared to 71% for synthetic roof underlayment and 29% for housewrap for the nine months ended September 2009.

Infection Control segment sales for the nine months ended September 30, 2010 decreased by $8,641,000, or 65.1%, to $4,639,000, compared to $13,280,000 for the same period of 2009.  Mask sales were down by 67.9%, or $6,742,000, to $3,189,000, shield sales were down by 64.1%, or $1,903,000, to $1,066,000, and medical bed pad and pet bed sales were up by 1.3%, or $5,000, to $384,000, compared to the nine months ended September 30, 2009.

The overall mask sales decrease for the first nine months of 2010 is primarily due to the surge in N-95 respirator mask sales that commenced in the second quarter of 2009 due to concerns regarding an outbreak of H1N1 Influenza A.  Shield sales were down primarily due to approximately $1.3 million in shields being shipped in 2009 from the total $1.7 million non-recurring shield order received in the fourth quarter of 2008 and also due to the H1N1 Influenza A pandemic.

Gross Profit.  Gross profit decreased by $4,421,000, or 53.9%, to $3,788,000 for the three months ended September 30, 2010 from $8,209,000 for the same period in 2009.  The gross profit margin was 36.7% for the three months ended September 30, 2010, compared to 48.6% for the three months ended September 30, 2009.

Gross profit margin for the three months ended September 30, 2010 was negatively affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales and Infection Control segment sales, which have higher margins, decreased as a percentage of total sales.  Building Supply segment sales comprised 50.8% of total sales for the three months ended September 30, 2010, compared to 31.3% for the same period of 2009.  Building Supply segment sales are expected to continue to grow as a percentage of total sales in the coming periods.   Infection Control segment sales comprised 12.6% of total sales for the three months ended September 30, 2010, as compared to 37.5% for the same period of 2009, during which we experienced significant sales of our N-95 respirator mask due to the H1N1 Influenza A pandemic.

Gross profit margin in the Disposable Protective Apparel segment was down in the third quarter of 2010, as compared to the same quarter of 2009.  Our gross profit in the third quarter, as with the second quarter, continued to be affected by the higher cost of inventory acquired from alternative suppliers due to our strategy of increasing inventory levels to strengthen our position in the marketplace.  We do not expect to incur these higher acquisition costs on a going forward basis, but it will take us into next year to turn this inventory.

Gross profit decreased by $6,201,000, or 32.3%, to $12,998,000 for the nine months ended September 30, 2010 from $19,199,000 for the same period in 2009.  The gross profit margin was 39.2% for the nine months ended September 30, 2010, compared to 47.1% for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $298,000, or 8.1%, to $3,361,000 for the three months ended September 30, 2010 from $3,659,000 for the three months ended September 30, 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 32.6% for the three months ended September 30, 2010 from 21.7% for the same period in 2009.  The decrease of $298,000 in expenses was primarily due to a decrease of $678,000 in executive bonuses and decrease in commission of $24,000, partially offset by increased Building Supply segment expenses of $268,000, increased professional fees and public company expenses of $61,000 and increased rent and utilities and other expenses of $75,000.

Selling, general and administrative expenses increased by $364,000, or 3.5%, to $10,663,000 for the nine months ended September 30, 2010 from $10,299,000 for the nine months ended September 30, 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 32.1% for the nine months ended September 30, 2010 from 25.3% for the same period in 2009.  The increase of $364,000 in expenses was primarily due to increased Building Supply segment expenses of $784,000.  Although Building Supply segment expenses increased, as a percentage of sales they remained flat compared to last year.  They other increases were primarily due to increased employee compensation of $295,000, increased marketing expenses of $52,000, increased professional fees and public company expenses of $229,000, increased general office, factory and miscellaneous expenses of $170,000, and increased rent and utilities of $92,000, offset primarily by a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, a decrease in commissions of $74,000 and a decrease of $959,000 in executive bonuses, as discussed below.

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President have voluntarily decided to forgo their bonuses for 2010.  No bonuses were accrued for the three months ended September 30, 2010, as compared to $492,000 in the same period of 2009.  No bonuses were accrued for the nine months ended September 30, 2010, as compared to $959,000 in the same period of 2009, given that the $186,000 that was accrued for the six months ended June 30, 2010 has been reversed in the current quarter.

Depreciation and Amortization.  Depreciation and amortization expense increased by $36,000, or 21.8%, to $201,000 for the three months ended September 30, 2010 from $165,000 for the same period in 2009.  Depreciation and amortization expense increased by $140,000, or 28.7%, to $627,000 for the nine months ended September 30, 2010 from $487,000 for the same period in 2009.

The increase for the three and nine months of 2010 was primarily attributable to increased depreciation related to capital expenditures for the Building Supply segment.

Income from Operations.  Income from operations decreased by $4,159,000, or 94.8%, to $226,000 for the three months ended September 30, 2010, as compared to income from operations of $4,385,000 for the three months ended September 30, 2009.  The decrease in income from operations was due to a decrease in gross profit of $4,421,000 and an increase in depreciation and amortization of $36,000, partially offset by a decrease in selling, general and administrative expenses of $298,000.

Income from operations decreased by $6,705,000, or 79.7%, to $1,708,000 for the nine months ended September 30, 2010, as compared to income from operations of $8,413,000 for the nine months ended September 30, 2009.  The decrease in income from operations was due to a decrease in gross profit of $6,201,000, an increase in selling, general and administrative expenses of $364,000 and an increase in depreciation and amortization of $140,000.

Equity in Income of Unconsolidated Affiliates. For the three months ended September 30, 2010, we recorded equity in income of unconsolidated affiliates of $90,000, as compared to $47,000 for the same period of 2009.  For the nine months ended September 30, 2010, we recorded equity in income of unconsolidated affiliates of $262,000, as compared to $217,000 for the same period of 2009.

Net Interest.  For the three months ended September 30, 2010, net interest income was $5,000, compared to net interest income of $5,000 for the three months ended September 30, 2009.  Interest income decreased to $5,000 for the three months ended September 30, 2010, compared to $6,000 for the same period of 2009.  Interest expense decreased to $0 for the three months ended September 30, 2010, compared to $1,000 for the same period of 2009.

For the nine months ended September 30, 2010, net interest income was $20,000, compared to net interest income of $7,000 for the nine months ended September 30, 2009.  Interest income increased to $20,000 for the nine months ended September 30, 2010, compared to $13,000 for the same period of 2009.  Interest expense decreased to $0 for the nine months ended September 30, 2010, compared to $6,000 for the same period of 2009.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended September 30, 2010 was $321,000, compared to $4,437,000 for the three months ended September 30, 2009, representing a decrease of $4,116,000, or 92.8%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $4,159,000, partially offset by an increase of $43,000 in equity in income of unconsolidated affiliates.

Income before provision for income taxes for the nine months ended September 30, 2010 was $1,990,000, compared to $8,637,000 for the nine months ended September 30, 2009, representing a decrease of $6,647,000, or 77.0%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $6,705,000, partially offset by an increase in net interest income of $13,000 and by an increase of $45,000 in equity in income of unconsolidated affiliates.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2010 was $127,000, compared to $1,615,000 for the same period of 2009.  The estimated effective tax rate was 39.6% for the three months ended September 30, 2010, compared to 36.3% for the same period in 2009.

The provision for income taxes for the nine months ended September 30, 2010 was $738,000, compared to $3,132,000 for the same period of 2009.  The estimated effective tax rate was 37.1% for the nine months ended September 30, 2010, compared to 36.3% for the same period in 2009.

Net Income.  Net income for the three months ended September 30, 2010 was $194,000, compared to net income of $2,822,000 for the three months ended September 30, 2009, a decrease of $2,628,000, or 93.1%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $4,116,000, partially offset by a decrease in income taxes of $1,488,000.

Net income as a percentage of sales for the three months ended September 30, 2010 and 2009 was 1.9% and 16.7%, respectively.  Basic income per share for the three months ended September 30, 2010 and 2009 was $0.01 and $0.13, respectively.  Diluted income per share for the three months ended September 30, 2010 and 2009 was $0.01 and $0.12, respectively.

Net income for the nine months ended September 30, 2010 was $1,252,000, compared to net income of $5,505,000 for the nine months ended September 30, 2009, a decrease of $4,253,000, or 77.3%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $6,647,000, partially offset by a decrease in income taxes of $2,394,000.  Net income as a percentage of sales for the nine months ended September 30, 2010 and 2009 was 3.8% and 13.5%, respectively.  Basic and diluted income per share for the nine months ended September 30, 2010 and 2009 was $0.06 and $0.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of $4,751,000 and working capital of $29,773,000, representing an increase in working capital of 2.7%, or $779,000, since December 31, 2009.  As of September 30, 2010, our current ratio was 38:1, compared to 6:1 as of December 31, 2009.  Cash and cash equivalents decreased by 51.3%, or $5,002,000, to $4,751,000 as of September 30, 2010, compared to $9,753,000 as of December 31, 2009.  The decrease in cash and cash equivalents was due to cash used in operating activities of $3,980,000 and cash used in investing activities of $1,028,000 for the aggregate purchase of property and equipment and intangible assets, offset by cash proceeds from stock options exercised of $6,000.

The decrease in cash and cash equivalents for the nine month period ended September 30, 2010 was primarily due to an increase in our inventory levels by $4,563,000, a decrease in accounts payable of $2,708,000 and our pay down of accrued liabilities of approximately $2,200,000 in the first quarter of 2010, partially offset by a decrease in accounts receivable of $3,819,000.  As of September 30, 2010 cash and cash equivalents has increased by $1,784,000 or 60.1% to $4,751,000 from $2,967,000 as of the end of the previous quarter.  Management expects the cash position to improve over the coming periods as we anticipate a decrease in our overall inventory levels.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of September 30, 2010, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2010.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2010, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $3,980,000 for the nine months ended September 30, 2010, compared to $6,815,000 net cash provided by operating activities for the nine months ended September 30, 2009.  The net cash used in operating activities of $3,980,000 for the nine months ended September 30, 2010 was due to net income of $1,252,000, adjusted by the following: a decrease in amortization of share-based compensation expense to $114,000, proceeds from dividends from equity investments in unconsolidated affiliates of $77,000, an increase of depreciation and amortization to $627,000, a decrease in deferred income taxes of $2,000, an increase in equity in income of unconsolidated affiliates to $262,000, a decrease in accounts receivable of $3,819,000, an increase in inventory of $4,563,000, an increase in prepaid expenses and other current assets of $155,000 and a decrease in accounts payable and accrued liabilities of $4,887,000.

Accounts receivable decreased by $3,819,000, or 44.4%, to $4,774,000 as of September 30, 2010 from $8,593,000 as of December 31, 2009.  The decrease in accounts receivable was primarily related to the decrease in sales relative to the fourth quarter of 2009.  The number of days of sales outstanding as of September 30, 2010 was 43 days, compared to 53 days as of December 31, 2009.

Inventory increased by $4,563,000, or 34.8%, to $17,657,000 as of September 30, 2010 from $13,094,000 as of December 31, 2009.  The increase was primary due to an increase in inventory for the Disposable Protective Apparel segment of $2,936,000, or 53.7%, to $8,404,000 as of September 30, 2010 due to our strategy of having a strong inventory position to compete in the marketplace.  Inventory for the Infection Control segment increased by $729,000, or 17.8%, to $4,819,000 due to a stockpiling of N-95 particulate respirator masks.  Although up year to date, both Disposable Protective Apparel and Infection Control inventories were down from June 30, 2010.  In addition, inventory for the Building Supply segment increased by $898,000, or 25.4%, to $4,434,000 as of September 30, 2010 as a result of our increased year to date and expected future sales.

Prepaid expenses and other current assets increased by $155,000, or 5.6%, to $2,947,000 as of September 30, 2010 from $2,792,000 as of December 31, 2009.  The increase was primarily due to an increase in prepaid insurance and tax prepayments, partially offset by a decrease in prepaid inventory.

Accounts payable and accrued liabilities as of September 30, 2010 decreased by $4,887,000, or 85.8%, to $808,000 from $5,695,000 as of December 31, 2009.  The change was primarily due to a decrease in trade payables of $2,708,000 and a decrease in accrued liabilities of $2,179,000.  Accrued liabilities for the nine months ended September 30, 2010 decreased as follows: commission and bonus accrual decreased by $1,962,000, accrued rebates and other decreased by $270,000 and accrued professional fees decreased by $14,000, partially offset by an increase in accrued payroll expenses of $67,000.

Net cash used in investing activities was $1,028,000 for the three months ended September 30, 2010, compared to net cash used in investing activities of $296,000 for the same period of 2009.  Our investing activities for the nine months ended September 30, 2010 consisted primarily of expenditures for property and equipment of $1,024,000 and the purchase of intangible assets of $4,000, compared to $285,000 and $11,000, respectively, for the same period of 2009.  The expenditures for property and equipment in 2010 were primarily for equipment for the Disposable Protective Apparel and Infection Control segments and to a lesser extent the Building Supply segment.

Net cash provided by financing activities was $6,000 for the nine months ended September 30, 2010, compared to net cash used in financing activities of $2,013,000 for the same period of 2009.  Our cash provided by financing activities for the nine months ended September 30, 2010 was due to the proceeds for the exercise of stock options.  Our net cash used in financing activities for the nine months ended September 30, 2009 was primarily due to the repurchase of $2,109,000 of common stock, partially offset by $96,000 in proceeds for the exercise of stock options.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of September 30, 2010, we had $2,862,000 available for additional stock purchases under our repurchase program.  During the three and nine months ended September 30, 2010, we did not repurchase any shares of common stock.  As of September 30, 2010, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)

July 1-31, 2010	—	—	—	$2,862,000

August 1-31, 2010	—	—	—	$2,862,000

September1-30, 2010	—	—	—	$2,862,000

Total	—	—	—	$2,862,000

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

ALPHA PRO TECH, LTD.

DATE:	November 10, 2010	BY:	/s/Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	November 10, 2010	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer