Form 10-K
period 2010-12-31
ALPHA PRO TECH LTD
filed 2011-03-16
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010, was $34,867,000.

As of March 10, 2011, the registrant had outstanding 22,437,616 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on June 6, 2011 are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2010.  As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Form 10-K.  Where information is being omitted or scaled in this Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2010. According to the disclosure requirements for smaller reporting companies, the Company has included in the consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, shareholders’ equity, and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.  Accordingly, only two years of analysis are included in this filing.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets through our wholly-owned subsidiary, Alpha Pro Tech, Inc. We also manufacture a line of building supply construction weatherization products through our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. Our products are sold under the “Alpha Pro Tech” brand name, as well as under private label.

Our products are grouped into three business segments: (1) the Disposable Protective Apparel segment, consisting of disposable protective apparel; (2) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and (3) the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  All financial information presented herein reflects the current segmentation.

On February 8, 2011, the Company entered into an asset purchase agreement with an Oklahoma limited liability company to sell its line of pet beds.  As consideration for the acquired assets, the Company sold its inventory at cost, plus additional compensation for goodwill.  In addition, the Company signed a three year non-compete agreement.

Our principle strategy focuses on developing, producing and marketing differentiated, innovative high value products that protect people, products and environments.  Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ needs.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.  Our pet beds were used by pet owners and veterinarians. Our products are distributed principally in the United States of America (“United States” or “U.S.”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

PRODUCTS

Our principal products are grouped into three business segments:

Disposable Protective Apparel:

•   Shoecovers

•   Bouffant caps

•   Gowns

•   Coveralls

•   Lab coats

•   Frocks

Building Supply:

•   Housewrap

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

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap and synthetic roof underlayment.

This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these two construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as offering cost reduction.  The housewrap, under the trademark REX™, offers a weather resistive barrier and, to the home owner, years of lower energy consumption.  REX™ Wrap and REX™ Wrap Plus is a woven and coated polypropylene micro perforated weather resistant barrier and REX™ Wrap Fortis is a highly engineered composite, made up of a high-strength woven fabric, a monolithic breather film and a non-woven sheet, offering a high-strength non-perforated membrane.  REX™ Wrap Fortis was introduced in the latter part of 2010.

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India.

Infection Control

The Infection Control segment includes face masks, eye shields, medical bed pads and pet beds.  Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term “blow-by” is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask.  Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch® feature is the “N-95 Particulate Respirator face mask”, which is recommended by the Center for Disease Control (“CDC”) to combat the spread of the H1N1 Influenza A pandemic in 2009.

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

The face masks are primarily manufactured in our facility in Salt Lake City, Utah.  The shields are produced in our facility in Nogales, Arizona and assembled by a sub-contractor in Mexico.  The medical bed pads and pet beds are manufactured in our Janesville, Wisconsin facility and also by subcontractors in Asia.

In 2009, the N-95 Particulate respirator face mask was the only product key that accounted for more than 10% of total consolidated revenue.  In 2010, no product key accounted for 10% of total consolidated revenue.

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

Sales to our former largest distributor, VWR International, LLC, represented 13.9% of total sales for 2010 and 28.7% of total sales for 2009.  Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch its own, potentially competing, private label line of disposable protective apparel, and has made a business decision to transition away from selling Alpha Pro Tech’s disposable garments to its own brand of apparel.  Accordingly, we have decided to shift away from our former largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy.  We have sold and continue to expect to sell our apparel line to our former largest distributor but at lower than previous levels.  The change in our relationship with our former largest disposable protective apparel distributor adversely affected sales but could be beneficial in the long term as we develop a broader base of distribution.

As a result of the changes stated above, a broader distribution channel strategy was launched in April of 2010.  One distributor of note is a major international supply chain partner with which we have achieved a preferred vendor status and from whom, the Company received an award for Outstanding Sales Growth Results for 2010 and an award for Outstanding Delivery Quality for our service levels in 2010.  We plan to continue to expand our distribution channels in 2011 and expect this strategy to be beneficial to the Company in the long term.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  Appropriate levels of inventory are maintained to supply distributors on a timely basis.  From time to time we will stockpile extra inventory. For example, we are currently carrying extra inventory of our N-95 Particulate respirator face mask that was recommended by the CDC for protection against the H1N1 Influenza A pandemic in 2009.

Payment terms are normally net 30 days from the date of shipment.  All pricing and payment for our products are in U.S. dollars.  Authorized returns must be unopened, in good condition, in the original carton and may be returned within 90 days of the original date of shipment.  All authorized returns are subject to a restocking fee of 20% of the original invoice.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two fiscal years.

	Year Ended December 31,
	2010	2009

Net sales by geographic region
United States	$39,998,000	$53,623,000
International	1,892,000	6,074,000

Consolidated total net sales	$41,890,000	$59,697,000

The following table summarizes the location of the Company’s long-lived assets by geographic region for the Company’s last two fiscal years.

	Year Ended December 31,
	2010	2009

Long-lived assets by geographic region
United States	$3,573,000	$3,681,000
International	589,000	162,000

Consolidated total long-lived assets	$4,162,000	$3,843,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2010 and 2009, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated total net sales.

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

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. (Building Supply segment), which manufactures and distributes a line of construction weatherization products, primarily housewrap and synthetic roof underlayment, is located in a 165,400 square foot facility at 301 South Blanchard Street, Valdosta, Georgia.  The supply of the housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest as discussed below.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state.  The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony has three facilities in India: the first facility is a 71,500 square foot building that manufactures coated material and sews proprietary disposable protective apparel.  There is also a new 16,000 square foot facility that sews proprietary disposable protective apparel. The third is a 102,000 square foot facility for the manufacturing of housewrap and synthetic roof underlayment.

Our mask production facility is located in a 34,500 square foot building at 236 North 2200 West, Salt Lake City, Utah and we also sub-let a 26,000 square foot warehouse at 1730 South 4650 West, Salt Lake City, Utah for mask production.

An 18,000 square foot facility located at 951 Todd Drive, Janesville, Wisconsin is used to manufacture our medical bed pads and pet beds.

Certain proprietary products are made using materials supplied by us.  We do not anticipate any problems with respect to the sources and availability of these proprietary materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate raw material and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitor in the medical and dental markets is Kimberly Clark of Fort Worth, Texas.  Other large competitors include 3M Company, Johnson & Johnson, White Knight/Precept, Cardinal Health, Inc. and Medline Industries Inc.  Our major competitors in the industrial and cleanroom market are our former largest distributor, VWR International, LLC, Kimberly Clark, 3M Company, Kappler USA, DuPont and Allegiance Health Care.  For the medical bed pad products, Skil-care, Glenoit Mills and JT Posey Co. are our principal competitors, and in the pet bed market, principal competitors include Flexmat Corporation and Lazy Pet Company.  Our major competitors in the construction supply weatherization market are DuPont for housewrap and Interwrap for synthetic roof underlayment.

VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products.  Our products are, however, subject to prescribed “good manufacturing practices” as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such “good manufacturing practices”.  We are marketing an N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and that has been approved by the National Institute for Occupational Safety and Health (“NIOSH”).  This product is designed to help prevent the inhalation of the tuberculosis bacteria.

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

The various United States patents issued have remaining durations of approximately 3 to 15 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of March 10, 2011, we had 128 employees, including 20 employees at our principal executive office in Markham, Ontario, Canada; 17 employees at our facemask production facility in Salt Lake City, Utah; 5 employees at our medical bed pad and pet beds production facility in Janesville, Wisconsin; 23 employees at our cutting, warehouse and shipping facility in Nogales, Arizona; 12 employees at our coating and automated shoecover facility in Valdosta, Georgia; 29 employees at our Building Supply segment facility in Valdosta, Georgia; 15 employees on our sales and marketing team; and 7 employees in China.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario L3R 9R2.  The approximate monthly rent is $7,000 under a lease expiring February 28, 2012.  Working out of the principle executive office are the President, Alexander W. Millar, Chief Executive Officer, Sheldon Hoffman, and Chief Financial Officer, Lloyd Hoffman.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rent is $16,000 for 60,000 square feet.  This lease expires December 31, 2011.

The material coating and automated shoecover facility associated with the Disposable Protective Apparel segment is located at 2224 Cypress Street, Valdosta, Georgia.  The monthly rent is $4,000 for 35,000 square feet.  This lease expired in February 2011, at which time we consolidated this operation into the Building Supply segment manufacturing facility.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia.  The monthly rent is $36,000 for 165,400 square feet.  The new lease will expire in 2020.  The addition of 114,600 square feet was completed in the fourth quarter of 2010.

The Company manufactures our surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rent is $13,000 for 34,500 square feet.  This lease expires on July 31, 2013.    The Company also subleases a 26,000 square foot warehouse for $5,000 per month at 1730 South 4650 West, Salt Lake City, Utah.  This sublease is month to month.

The Company’s medical bed pad and pet bed manufacturing facility is located at 951 Todd Drive, Janesville, Wisconsin.  This 18,000 square foot facility is leased for $8,000 per month, which includes taxes and utilities.  This lease expires on August 31, 2011.

The Company believes that these arrangements are adequate for its present needs and other premises, if required, are readily available.

Item 3.  Legal Proceedings.

There are no pending legal proceedings against the Company.

Item 4.  Removed and Reserved.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE AMEX LLC (formerly the American Stock Exchange) (the “NYSE Amex”) under the symbol “APT”.

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE Amex.

	Low	High

2009
First Quarter	$0.75	$1.04
Second Quarter	0.98	2.22
Third Quarter	2.00	6.10
Fourth Quarter	3.90	7.60

2010
First Quarter	$2.30	$4.72
Second Quarter	1.75	2.51
Third Quarter	1.42	2.10
Fourth Quarter	1.50	2.02

2011
First Quarter	$1.42	$1.89
(Through March 10, 2011)

As of March 10, 2011, there were 244 shareholders of record, and approximately 7,287 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser”, as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 1-31, 2010	—	—	—	$2,862,000
November 1-30, 2010	—	—	—	$2,862,000
December 1-31, 2010	—	—	—	$2,862,000
Total	—	—	—	$2,862,000

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

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors”.  These and many other factors could affect Alpha Pro Tech’s future operating results and financial condition, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2010.  As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate

Critical Accounting Policies

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Stock Based Compensation:  Alpha Pro Tech accounts for stock based awards using FASB ASC 718, Stock Compensation,  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently has no intention to pay dividends in the near future.  The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products.  Our products are sold under the “Alpha Pro Tech” brand name, as well as under private label.

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks, eye shields and medical bed pads, as well as a line of pet beds.  All financial information presented herein reflects the current segmentation.

As previously mentioned, on February 8, 2011, the Company entered into an asset purchase agreement with an Oklahoma limited liability company to sell its line of pet beds.  As consideration for the acquired assets, the Company sold its inventory at cost, plus additional compensation for goodwill.  In addition, the Company signed a three year non-compete agreement.

Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, pet distributors, and construction, building supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments, health care facilities, such as hospitals, laboratories and dental offices, and building and re-roofing sites.  Our products are distributed principally in the United States through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2010	2009
Net sales	100.0%	100.0%
Gross profit	39.2%	48.4%
Selling, general and administrative expenses	33.0%	24.6%
Income from operations	4.2%	22.6%
Income before provision for income taxes	5.0%	23.2%
Net income	3.1%	15.1%

Fiscal 2010 Compared to Fiscal 2009

Sales.  Consolidated sales for the twelve months ended December 31, 2010 decreased to $41,890,000, from $59,697,000, for the twelve months ended December 31, 2009, representing a decrease of $17,807,000, or 29.8%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $6,239,000 and decreased sales in the Infection Control segment of $15,658,000, partially offset by increased sales in the Building Supply segment of $4,090,000.

Sales for the Disposable Protective Apparel segment for the twelve months ended December 31, 2010 decreased by $6,239,000, or 27.5%, to $16,462,000, compared to $22,701,000 for the same period of 2009.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor.  Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch its own, potentially competing, private label line of disposable protective apparel, and has made a business decision to transition away from selling Alpha Pro Tech’s disposable garments to its own brand of apparel.  Accordingly, we have decided to shift away from our former largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy.  We have sold and continue to expect to sell our apparel line to our former largest distributor but at lower than current levels.  This year’s decrease was partially offset by increased sales to a broad base distribution network in particular to a major international supply chain partner with which we have achieved a preferred vendor status and from whom the Company received an award for Outstanding Sales Growth Results for 2010 in our category.  Alpha Pro Tech is a repeat winner in this category, as the Company also won this award for our performance in 2009. Also from this major strategic channel partner, the Company received an award for Outstanding Delivery Quality for our aggregate service level performance in 2010.  Alpha Pro Tech was also a finalist for Overall Supplier of the Year for 2010 across all categories.  As compared to 2009, Alpha Pro Tech’s sales to this same major strategic channel partner nearly doubled in 2010.  As a result of our broader channel platform strategy that was launched in April of 2010, we believe that we will continue to see decreased sales from our former largest distributor, but we have aggressively grown other channels in our market space.  We anticipate that this trend will continue going forward in 2011 and will be beneficial to the Company long term.

Building Supply segment sales for the twelve months ended December 31, 2010 increased by $4,090,000, or 26.8%, to $19,376,000, as compared to $15,286,000 for the same period of 2009.  The segment increase of 26.8% was primarily due to a 40.4% increase in sales of REX™ Wrap housewrap and a 21.2% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the twelve months ended December 31, 2010 was 69% for synthetic roof underlayment and 31% for housewrap.  This compared to 72% for synthetic roof underlayment and 28% for housewrap for the twelve months ended December 31, 2009.

Our REX™ SynFelt synthetic roof underlayment, we believe, is perceived as an industry leader in terms of quality and that as the market evolves from felt paper to synthetic roof underlayment, we are in a strong position to capitalize on significant growth opportunities.  REX™ Wrap housewrap, our high-quality, multi-color printed housewrap, we believe, gives us a distinct competitive advantage in the marketplace and as a result, our market share is growing even during this weak building market and economic downturn.  Discussions with potential and existing distributors have been very encouraging and we increased our Building Supply segment sales team in 2010 in anticipation of growth in the coming periods.

In addition to growth opportunities with existing products, we are also excited about the launch of our new REX™ Wrap Fortis housewrap; our ICC-ES approved non-perforated breathable housewrap.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, so our REX™ Wrap Fortis housewrap should increase our housewrap market share.  Sales of the REX™ Wrap Fortis housewrap commenced in the fourth quarter of 2010 and should contribute to our growth in 2011 and beyond. We remain optimistic about the future of the Building Supply segment, as our distribution channel strategy continues to strengthen each quarter.

Infection Control segment sales for the twelve months ended December 31, 2010 decreased by $15,658,000, or 72.1%, to $6,052,000, compared to $21,710,000 for the same period of 2009.  Mask sales were down by 76.9%, or $13,352,000, to $4,002,000, shield sales were down by 62.8%, or $2,386,000, to $1,416,000, and medical bed pad and pet bed sales were up by 14.5%, or $80,000, to $634,000, compared to the twelve months ended December 31, 2009.

The overall mask sales decrease for 2010 is primarily due to the surge in N-95 Particulate respirator face mask sales that commenced in the second quarter of 2009 due to concerns regarding an outbreak of the H1N1 Influenza A virus.  The demand for the N-95 Particulate respirator face masks decreased significantly during 2010.  Shield sales were down primarily due to approximately $1.3 million in shields being shipped in 2009 from a non-recurring shield order and also due to the H1N1 Influenza A pandemic in 2009.

Gross Profit.  Gross profit decreased by $12,452,000, or 43.1%, to $16,422,000 for the twelve months ended December 31, 2010 from $28,874,000 for the same period in 2009.  The gross profit margin was 39.2% for the twelve months ended December 31, 2010, compared to 48.4% for the same period of 2009.

Gross profit margin for 2010 was negatively affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales and Infection Control segment sales, which have higher margins, decreased as a percentage of total sales.  Building Supply segment sales comprised 46.3% of total sales for the twelve months ended December 31, 2010, compared to 25.6% for the same period of 2009.  Building Supply segment sales are expected to continue to grow as a percentage of total sales in the coming periods.   Infection Control segment sales comprised 14.4% of total sales for the twelve months ended December 31, 2010, as compared to 36.4% for the same period of 2009, during which we experienced significant sales of our N-95 Particulate respirator face mask due to the H1N1 Influenza A pandemic.

Gross profit margin in the Disposable Protective Apparel segment was down in the last three quarters of 2010, as compared to the same period of 2009.  Our gross profit in those quarters was affected by the higher cost of inventory acquired from alternative suppliers due to our strategy of increasing inventory levels to strengthen our position in the marketplace.  We do not expect to incur these higher acquisition costs on a going forward basis, but it will take us into next year to turn this inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $862,000, or 5.9%, to $13,839,000 for the twelve months ended December 31, 2010 from $14,701,000 for the twelve months ended December 31, 2009.  As a percentage of net sales, selling, general and administrative expenses increased to 33.0% for the twelve months ended December 31, 2010 from 24.6% for the same period in 2009.

The decrease of $862,000 in expenses was primarily due to a $225,000 severance agreement for our previous Senior Vice President of Marketing, which was expensed during the first quarter of 2009, a decrease of $1,540,000 in executive bonuses, as discussed below, a decrease in industrial sales commissions of $200,000 and decreased general expenses of $42,000, partially offset by an increase in Building Supply segment expenses of $878,000, increased professional fees and public company expenses of $92,000, increased rent and utilities of $130,000 and increased industrial marketing expenses of $45,000.  Although Building Supply segment expenses increased, as a percentage of sales they remained flat compared to last year

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President voluntarily decided to forgo their bonuses for 2010.  No executive bonuses were accrued for the twelve months ended December 31, 2010, as compared to $1,540,000 for the same period of 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased by $179,000, or 26.9%, to $844,000 for the twelve months ended December 31, 2010 from $665,000 for the same period in 2009.  The increase for the year was primarily attributable to increased depreciation related to capital expenditures for the Building Supply segment.

Income from Operations.  Income from operations decreased by $11,769,000, or 87.1%, to $1,739,000 for the twelve months ended December 31, 2010, as compared to income from operations of $13,508,000 for the twelve months ended December 31, 2009.  The decrease in income from operations was due to a decrease in gross profit of $12,452,000 and an increase in depreciation and amortization of $179,000, partially offset by a decrease in selling, general and administrative expenses of $862,000.

Equity in Income of Unconsolidated Affiliates.  For the twelve months ended December 31, 2010, we recorded equity in income of unconsolidated affiliates of $317,000, as compared to $333,000 for the same period of 2009.

Net Interest.  For the twelve months ended December 31, 2010, net interest income was $25,000, compared to net interest income of $17,000 for the twelve months ended December 31, 2009.  Interest income was $25,000 for both 2010 and 2009.  Interest expense decreased to $0 for the twelve months ended December 31, 2010, compared to $8,000 for the same period of 2009.

Income before Provision for Income Taxes.  Income before provision for income taxes for the twelve months ended December 31, 2010 was $2,081,000, compared to $13,858,000 for the twelve months ended December 31, 2009, representing a decrease of $11,777,000, or 85.0%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $11,769,000 and a decrease of $16,000 in equity in income of unconsolidated affiliates, partially offset by an increase in net interest income of $8,000.

Provision for Income Taxes.  The provision for income taxes for the twelve months ended December 31, 2010 was $780,000, compared to $4,817,000 for the same period of 2009.  The estimated effective tax rate was 37.5% for the twelve months ended December 31, 2010, compared to 34.8% for the same period in 2009.  Management expects the effective tax rate to be in the 37% range going forward.

Net Income.  Net income for the twelve months ended December 31, 2010 was $1,301,000, compared to net income of $9,041,000 for the twelve months ended December 31, 2009, a decrease of $7,740,000, or 85.6%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $11,777,000, partially offset by a decrease in income taxes of $4,037,000.  Net income as a percentage of sales for the twelve months ended December 31, 2010 and 2009 was 3.1% and 15.1%, respectively.  Basic income per share for the years ended December 31, 2010 and 2009 was $0.06 and $0.40, respectively.  Diluted income per share for the years ended December 31, 2010 and 2009 was $0.06 and $0.39, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of $5,316,000 and working capital of $29,829,000, representing an increase in working capital of 2.9%, or $835,000, since December 31, 2009.  As of December 31, 2010, our current ratio was 39:1, compared to 6:1 as of December 31, 2009.  Cash and cash equivalents decreased by 45.5%, or $4,437,000, to $5,316,000 as of December 31, 2010, compared to $9,753,000 as of December 31, 2009.  The decrease in cash and cash equivalents was due to cash used in operating activities of $3,441,000 and cash used in investing activities of $1,143,000 for the aggregate purchase of property and equipment and intangible assets, offset by cash provided by financing activities of $147,000.

The decrease in cash and cash equivalents for the year ended December 31, 2010 was primarily due to an increase in our inventory levels by $4,224,000, a decrease in accounts payable of $2,476,000 and our pay down of accrued liabilities of approximately $2,436,000 primarily in the first quarter of 2010, partially offset by a decrease in accounts receivable of $4,777,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of December 31, 2010, the prime interest rate was 3.25%.  This credit line was renewed in May 2009 and expires in May 2011.  Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2010.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2010, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $3,441,000 for the twelve months ended December 31, 2010, compared to $7,543,000 net cash provided by operating activities for the twelve months ended December 31, 2009.  The net cash used in operating activities of $3,441,000 for the twelve months ended December 31, 2010 was due to net income of $1,301,000, adjusted by the following: a decrease in amortization of share-based compensation expense to $193,000, proceeds from dividends from equity investments in unconsolidated affiliates of $77,000, an increase of depreciation and amortization to $844,000, a decrease in deferred income taxes of $253,000, an increase in equity in income of unconsolidated affiliates to $317,000, a decrease in accounts receivable of $4,777,000, an increase in inventory of $4,224,000, an increase in prepaid expenses and other current assets of $927,000 and a decrease in accounts payable and accrued liabilities of $4,912,000.

Accounts receivable decreased by $4,777,000, or 55.6%, to $3,816,000 as of December 31, 2010 from $8,593,000 as of December 31, 2009.  The decrease in accounts receivable was primarily related to the decrease in sales relative to the fourth quarter of 2009.  The number of days of sales outstanding as of December 31, 2010 was 33 days, compared to 53 days as of December 31, 2009.

Inventory increased by $4,224,000, or 32.3%, to $17,318,000 as of December 31, 2010 from $13,094,000 as of December 31, 2009.  The increase was primary due to an increase in inventory for the Disposable Protective Apparel segment of $1,290,000, or 23.6%, to $6,758,000 as of December 31, 2010 due to our strategy of having a strong inventory position to compete in the marketplace.  Inventory for the Infection Control segment increased by $547,000, or 13.4%, to $4,637,000 due to a stockpiling of N-95 Particulate respirator face masks.  Although up year to date, both the Disposable Protective Apparel segment and Infection Control segment inventories were down from both June and September 2010.  In addition, inventory for the Building Supply segment increased by $2,387,000, or 67.5%, to $5,923,000 as of December 31, 2010 as a result of our increased year to date and expected future sales.

Prepaid expenses and other current assets increased by $927,000, or 33.2%, to $3,719,000 as of December 31, 2010 from $2,792,000 as of December 31, 2009.  The increase was primarily due to an increase in prepaid deposits on inventory from Asia and an increase in prepaid taxes.

Accounts payable and accrued liabilities as of December 31, 2010 decreased by $4,912,000, or 86.3%, to $783,000 from $5,695,000 as of December 31, 2009.  The change was primarily due to a decrease in trade payables of $2,476,000 and a decrease in accrued liabilities of $2,436,000.  Accrued liabilities for the twelve months ended December 31, 2010 decreased as follows: commission and bonus accrual decreased by $2,130,000, accrued rebates and other decreased by $273,000, accrued professional fees decreased by $17,000 and accrued payroll expenses decreased by $16,000.

Net cash used in investing activities was $1,143,000 for the year ended December 31, 2010, compared to net cash used in investing activities of $523,000 for the same period of 2009.  Our investing activities for the year ended December 31, 2010 consisted primarily of expenditures for property and equipment of $1,134,000 and the purchase of intangible assets of $9,000, compared to $537,000 and $11,000, respectively, for the same period of 2009.  The expenditures for property and equipment in 2010 were primarily for equipment for the Disposable Protective Apparel and Infection Control segments and to a lesser extent the Building Supply segment.

Net cash provided by financing activities was $147,000 for the year ended December 31, 2010, compared to net cash used in financing activities of $1,845,000 for the same period of 2009.  Our net cash provided by financing activities for the year ended December 31, 2010 was due to the proceeds of $6,000 from the exercise of stock options, income tax benefit from stock options exercised of $5,000 and the excess tax benefit related to share-based compensation of $136,000.  Our net cash used in financing activities for the year ended

December 31, 2009 was primarily due to the repurchase of $2,109,000 of common stock, partially offset by $194,000 in proceeds from the exercise of stock options and the income tax benefit from stock options exercised of $70,000.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of December 31, 2010, we had $2,862,000 available for additional stock purchases under our repurchase program.  We did not repurchase any shares of common stock in 2010.  As of December 31, 2010, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

We believe that cash generated from operations, our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have a significant impact on the consolidated financial statements included elsewhere in this report.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings nor the consolidated financial position for the periods presented.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated earnings nor the consolidated financial position of the Company.

We periodically review new accounting standards that are issued.  Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India.  In addition, our principal executive office, with 20 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in United States of America (“U.S.”) dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada but is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation or interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

Item 8.    Financial Statements and Supplementary Data.

Alpha Pro Tech, Ltd.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2010, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alpha Pro Tech, Ltd.

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  In addition, in our opinion, the financial statement schedule listed in the index to the consolidated financial statements, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Mayer Hoffman McCann P.C.

Salt Lake City, Utah

March 16, 2011

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,316,000	$9,753,000
Accounts receivable, net of allowance for doubtful accounts of $77,000 and $65,000 at December 31, 2010 and 2009, respectively	3,816,000	8,593,000
Inventories	17,318,000	13,094,000
Prepaid expenses and other current assets	3,719,000	2,792,000
Deferred income taxes	443,000	457,000
Total current assets	30,612,000	34,689,000

Property and equipment, net	4,162,000	3,843,000
Goodwill	55,000	55,000
Intangible assets, net	164,000	184,000
Equity investments in and advances to unconsolidated affiliates	1,941,000	1,701,000

Total assets	$36,934,000	$40,472,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$487,000	$2,963,000
Accrued liabilities	296,000	2,732,000
Total current liabilities	783,000	5,695,000

Deferred income taxes	639,000	906,000
Total liabilities	1,422,000	6,601,000

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 22,424,285 and 22,419,285 issued and outstanding at December 31, 2010 and 2009, respectively	224,000	224,000
Additional paid-in capital	23,504,000	23,164,000
Retained earnings	11,784,000	10,483,000
Total shareholders’ equity	35,512,000	33,871,000
Total liabilities and shareholders’ equity	$36,934,000	$40,472,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Year Ended December 31,
	2010	2009

Net sales	$41,890,000	$59,697,000

Cost of goods sold, excluding depreciation and amortization shown below	25,468,000	30,823,000

Gross profit	16,422,000	28,874,000

Expenses:
Selling, general and administrative	13,839,000	14,701,000
Depreciation and amortization	844,000	665,000

Income from operations	1,739,000	13,508,000

Other income:
Equity in income of unconsolidated affiliates	317,000	333,000
Interest, net	25,000	17,000

Income before provision for income taxes	2,081,000	13,858,000

Provision for income taxes	780,000	4,817,000

Net income	$1,301,000	$9,041,000

Basic income per share	$0.06	$0.40

Diluted income per share	$0.06	$0.39

Basic weighted average shares outstanding	22,424,038	22,808,099

Diluted weighted average shares outstanding	22,685,154	23,445,564

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
		Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balance at January 1, 2009	23,850,855	$239,000	$24,785,000	$1,442,000	$26,466,000

Options exercised	123,330	1,000	193,000	—	194,000
Common stock repurchased & retired	(1,554,900)	(16,000)	(2,093,000)	—	(2,109,000)
Income tax benefit from stock options exercised	—	—	70,000	—	70,000
Share based compensation expense	—	—	209,000	—	209,000
Net income	—	—	—	9,041,000	9,041,000

Balance at December 31, 2009	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000

Options exercised	5,000	—	6,000	—	6,000
Common stock repurchased & retired	—	—	—	—	—
Income tax benefit from stock options exercised	—	—	5,000	—	5,000
Excess tax benefit related to share-based compensation	—	—	136,000	—	136,000
Share based compensation expense	—	—	193,000	—	193,000
Net income	—	—	—	1,301,000	1,301,000

Balance at December 31, 2010	22,424,285	$224,000	$23,504,000	$11,784,000	$35,512,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,301,000	$9,041,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Share-based compensation expenses	193,000	209,000
Proceeds from dividends from equity investments in unconsolidated affiliates	77,000	—
Depreciation and amortization	844,000	665,000
Equity in income of unconsolidated affiliates	(317,000)	(333,000)
Deferred income taxes	(253,000)	140,000
Changes in assets and liabilities:
Accounts receivable, net	4,777,000	(3,502,000)
Inventories	(4,224,000)	(1,037,000)
Prepaid expenses and other current assets	(927,000)	(1,452,000)
Accounts payable and accrued liabilities	(4,912,000)	3,812,000

Net cash provided by /(used in) operating activities	(3,441,000)	7,543,000

Cash Flows From Investing Activities:
Repayments of advances to unconsolidated affiliates	—	25,000
Purchase of property and equipment	(1,134,000)	(537,000)
Purchase of intangible assets	(9,000)	(11,000)

Net cash used in investing activities	(1,143,000)	(523,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	6,000	194,000
Payments for the repurchase of common stock	—	(2,109,000)
Income tax benefit from stock options exercised	5,000	70,000
Excess tax benefit related to share-based compensation	136,000	—

Net cash provided by (used in) financing activities	147,000	(1,845,000)

Changes in cash and cash equivalents	(4,437,000)	5,175,000

Cash and cash equivalents, beginning of period	9,753,000	4,578,000

Cash and cash equivalents, end of period	$5,316,000	$9,753,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$0	$2,000

Cash paid for income taxes	$1,365,000	$4,614,000

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

The Building Supply segment consists of a line of construction weatherization products such as housewrap and synthetic roof underlayment.

The Infection Control segment consists of a line of face masks, eye shields and medical bed pads, as well as a line of pet beds.

The Company’s products are sold under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

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

Events that occurred after December 31, 2010 through the date on which these consolidated financial statements have been filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these consolidated financial statements.

Periods Presented

The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2010. According to the disclosure requirements for smaller reporting companies, the Company has included in these consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, shareholders’ equity, and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.

Cash Equivalents

The Company considers all highly liquid instruments with a remaining maturity date of three months or less at the date of purchase to be cash equivalents

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Provision is made for slow-moving, obsolete or unusable inventory. The Company assesses inventory for estimated obsolescence or unmarketable inventory and writes down the difference between the

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”, “ASC” or “Codification”) 350, Intangibles — Goodwill and Other, (“ASC 350”).  ASC 350 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  As prescribed by ASC 350, goodwill is not amortized, but rather is tested annually for impairment (Note 5).  ASC 350 also prescribes that intangible assets with finite lives be amortized over their useful lives (Note 5).  The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset.  The Company believes that the future net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2010 and 2009.

Revenue Recognition

For sales transactions, the Company complies with the provisions of SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical data.

Shipping and Handling Costs

The costs of shipping products to distributors are classified in cost of goods sold.

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

The Company accounts for stock based awards in accordance with FASB ASC 718, Stock Compensation, (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

For the years ended December 31, 2010 and 2009 there were 995,000 and 0 stock options granted, respectively, under the option plan.  The Company recognized $193,000, and $209,000 in share-based compensation expense in its consolidated financial statements for the years ended December 31, 2010 and 2009, respectively, related to previously issued options.  The Company recognized a tax benefit related to share-based compensation awards of $5,000 and $70,000 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, (“ASC 740”).  ASC 740 requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.  The Company’s policy is to classify any interest and penalties assessed by the Internal Revenue Service as a component of the provision for income taxes.  Additionally, the Company presents taxes assessed by governmental authorities on revenue-producing activities (i.e. sales tax) on a net basis in the accompanying consolidated income statements.

The Company adopted FASB ASC 740-10-25-16, Income Taxes, (“ASC 740-10-25-16”), related to accounting for uncertain tax positions on January 1, 2007.  The Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits.  The Company has evaluated the tax contingencies in accordance with ASC 740-10-25-16.  At December 31, 2010 and 2009, the Company did not have any uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2006.  The Company is not currently under examination in any of its jurisdictions in which it operates.

Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the years ended December 31, 2010 and 2009, respectively.

	Year Ended December 31,
	2010	2009

Net income (Numerator)	$1,301,000	$9,041,000

Shares (Denominator):
Basic weighted average shares outstanding	22,424,038	22,808,099
Add: Dilutive effect of stock options	261,116	637,465

Diluted weighted average shares outstanding	22,685,154	23,445,564

Net income per share:
Basic	$0.06	$0.40
Diluted	$0.06	$0.39

Translation of Foreign Currencies

Transactions in foreign currencies during the reporting periods are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses for the periods presented and were not material for the years ended December 31, 2010 and 2009.

The Company does not have a material foreign currency exposure due to the fact that all purchase agreements with companies in Asia and Mexico are in U.S. dollars.  In addition, all sales transactions are in U.S. dollars.  The Company’s only foreign currency exposure is with its Canadian branch office.  The foreign currency exposure is not material due to the fact that the Company does

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

not manufacture in Canada.  The exposure primarily relates to payroll expenses in its administrative branch office in Canada.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2010 and 2009.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were $75,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”), establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  ASC 820 is effective for fiscal years beginning after November 15, 2007.

On a quarterly basis, the Company measures at fair value certain financial assets. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company’s financial assets at December 31, 2010 and 2009 was determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market fund - 2010	$1,911,000	$1,911,000	—	—
Cash equivalents - money market fund - 2009	$1,972,000	$1,972,000	—	—

The fair value for the money market fund, classified as Level 1, was obtained from a quoted market price.

The fair value of accounts receivable and accounts payable approximate their respective book values at December 31, 2010 and 2009.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB ASC.  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have any impact on the

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings nor the consolidated financial position for the periods presented.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The Company does not expect the adoption of this guidance to have a significant impact on the consolidated earnings nor the consolidated financial position of the Company.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

3.                    Inventories

Inventories consist of the following:

	December 31,
	2010	2009

Raw materials	$8,536,000	$9,831,000
Work in process	1,797,000	586,000
Finished goods	6,985,000	2,677,000
	$17,318,000	$13,094,000

4.                    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009

Buildings	$355,000	$355,000
Machinery and equipment	8,847,000	7,962,000
Office furniture and equipment	948,000	858,000
Leasehold improvements	477,000	318,000

	10,627,000	9,493,000
Less accumulated depreciation	(6,465,000)	(5,650,000)

	$4,162,000	$3,843,000

Depreciation of property and equipment was $816,000 and $636,000 for the years ended December 31, 2010 and 2009, respectively.

5.                    Goodwill and Intangible Assets

In accordance with FASB ASC 350, Intangibles — Goodwill and Other, management evaluates goodwill impairment on an annual basis, and no impairment charge was identified during the years presented

Intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consist of the following:

	2010				2009
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	7.0	$470,000	$(306,000)	$164,000	8.0	$462,000	$(278,000)	$184,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Amortization of intangible assets was $28,000 and $29,000 for the years ended December 31, 2010 and 2009, respectively.

Estimated future amortization expense related to intangible assets subject to amortization is as follows:

Year ending December 31,
2011	$29,000
2012	29,000
2013	25,000
2014	20,000
2015	20,000
Thereafter	41,000
$164,000

6.                    Investment in and Advances to Unconsolidated Affiliates

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech, Ltd.) entered into a joint venture with a manufacturer in India for the production of building products.  Under the terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for share capital, and Maple Industries and Associates contributed $708,000.

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

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and to sew proprietary disposable protective apparel.  This facility experienced a 38,500 square foot addition in mid-2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building: one was a 20,000 square foot addition in late 2009 and the other was a 22,000 square foot addition in mid-2010, for a total of 102,000 square feet.  During the latter part of 2010, Harmony also added a new 16,000 square foot facility that sews proprietary disposable protective apparel. All additions have been financed by Harmony with no guarantees from Alpha Pro Tech.

The Company is subject to the provisions of FASB ASC 810, Consolidation (“ASC 810”), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, ASC 810 requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required for the year ended December 31, 2010.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of December 31, 2010, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company had an interest receivable of $15,000 as of December 31, 2010 related to the agreement.

For the years ended December 31, 2010 and 2009, Alpha Pro Tech purchased $12,804,000 and $5,928,000 of inventory, respectively, from Harmony.  For the years ended December 31, 2010 and 2009, the Company recorded equity income in unconsolidated affiliates of $317,000 and $333,000, respectively.  As of December 31, 2010, the Company’s investment in Harmony is $1,941,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,093,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.                    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009

Payroll expenses	$115,000	$131,000
Bonuses payable	48,000	2,178,000
Accrued professional fees	133,000	150,000
Accrued rebates and other	—	273,000
	$296,000	$2,732,000

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President have voluntarily decided to forgo their bonuses for 2010.  Therefore, no executive bonuses were accrued for the year ended December 31, 2010

8.                    Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2011.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 at December 31, 2010.  The credit facility bears interest at prime plus 0.5% (prime rate was 3.25% at December 31, 2010 and 2009) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment.  Under the terms of the facility, the Company pays a 0.6% unused loan fee annually, which is paid quarterly.

As of December 31, 2010, the Company had no outstanding balance on the line of credit and no other debt.

9.                    Shareholders’ Equity

Repurchase Program

As of December 31, 2009 the Company had $862,000 available for additional purchases under its share repurchase program.  On February 8, 2010, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of the Company’s outstanding common stock.  During the year ended December 31, 2010, the Company did not repurchase or retire any common stock.  During the year ended December 31, 2009, the Company repurchased and retired 1,554,900 shares of its common stock for $2,109,000.  As of December 31, 2010, the Company had $2,862,000 available to repurchase under the repurchase plan.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of both incentive stock options and non-qualified stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company and its subsidiaries and affiliated companies, provide key employees with

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an additional incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

Under the 2004 Plan, 2,500,000 shares were initially available for grant.  In light of the Company’s continued growth, the Board of Directors recommended to the shareholders at the 2010 Annual Meeting of Shareholders, and the shareholders approved, an amendment to the 2004 Plan to increase the number of shares available for issuance by an additional 2,500,000 shares of Common Stock, such that the 2004 Plan now provides for a total of 5,000,000 shares eligible for issuance.

Under the 2004 Plan, approximately 3,050,000 options have been granted as of December 31, 2010.  Under the 2004 Plan, option grants have a three year vesting period and since 2005 expire no later than the fifth anniversary from the date of grant, in 2004 and 2005 options granted had an expiration date of 10 years after the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the two years ended December 31, 2010 and 2009:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, January 1, 2009	1,870,000	$1.56
Granted to employees and non-employee directors	—	—
Exercised	(123,000)	$1.57
Canceled/Expired/Forfeited	(175,000)	$1.62

Options outstanding, December 31, 2009	1,572,000	$1.56
Granted to employees and non-employee directors	995,000	$1.60
Exercised	(5,000)	$1.23
Canceled/Expired/Forfeited	(20,000)	$1.51

Options outstanding, December 31, 2010	2,542,000	$1.57
Options exercisable, December 31, 2010	1,392,000	$1.60

Stock options to purchase 2,542,000 and 1,572,000 shares of common stock were outstanding at December 31, 2010 and 2009, respectively.  As of December 31, 2010, 261,116 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the year and, therefore, the effect was dilutive.  As of December 31, 2009 all outstanding stock options were included in the computation of diluted earnings per share because the exercise prices of the stock options were less than the average share price of the Company’s common stock and, therefore, the effect was dilutive.

The Company used the Black-Scholes-Merton option pricing model to value its options.  Prior to 2008, the Company used the simplified method as discussed in SAB No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during and after 2008, the Company used historical data to estimate the expected life of the options because it felt that enough historical data existed to do so.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and does not expect to do so in the near future.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The fair value of the share-based payment awards were estimated using the Black-Scholes-Merton option pricing method with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Year Ended December 31,
	2010	2009
Exercise price	$1.60	—
Risk-free interest rate	1.49%	—
Expected volatility	52.00%	—
Expected life in years	4.3	—
Black-Scholes fair value	$0.68	—

(1)          The fair value calculation was based on the stock options granted during the period.

The following table summarizes information about stock options as of December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$1.10-$1.98	2,542,000	$1.57	3.17	$522,000	1,392,000	$1.60	2.18	$249,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The aggregate intrinsic value of stock options exercised during the twelve months ended December 31, 2010 and 2009 was $3,000 and $364,000, respectively. The aggregate intrinsic value of stock options granted during the twelve months ended December 31, 2010 and 2009 was $176,000 and $0, respectively.

As of December 31, 2010, $644,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average remaining period of 2.42 years.  Cash received from options exercised for the twelve months ended December 31, 2010 was $6,000, as 5,000 options were exercised.

10.             Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009

Current	$1,033,000	$4,591,000
Deferred	(253,000)	226,000

	$780,000	$4,817,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009

Deferred tax assets:
Foreign tax credits	$105,000	$—
Temporary differences:
Inventory reserve	158,000	145,000
Intangible assets	9,000	16,000
State income taxes	8,000	18,000
Accrued expenses and inventory	300,000	278,000
Gross deferred tax assets	580,000	457,000

Deferred tax liabilities:
Temporary differences:
Property and equipment	(753,000)	(860,000)
State income taxes	(23,000)	(46,000)

Gross deferred tax liabilities	(776,000)	(906,000)

Net deferred tax liability	$(196,000)	$(449,000)

The provision for income taxes differs from the amount that would be obtained by applying the United States statutory rate to income before income taxes as a result of the following:

	Year ended December 31,
	2010	2009
Income taxes based on U.S. statutory rate of 34%	$708,000	$4,711,000
Non-deductible meals and entertainment	6,000	7,000
Domestic manufacturer’s deduction	(44,000)	(157,000)
Foreign taxes	—	—
State taxes	38,000	268,000
Other	72,000	(12,000)

	$780,000	$4,817,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

11.             Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring through April 30, 2020.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Operating
Year Ending December 31,	Leases

2011	$958,000
2012	637,000
2013	548,000
2014	432,000
2015	432,000
Thereafter	1,872,000
Future minimum lease payments	$4,879,000

Total rent expense under operating leases for the years ended December 31, 2010 and 2009 was $1,054,000 and $765,000, respectively.

12.             Employee Benefit Plans

401(k) Plan: The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $35,000 and $34,000 for the years ended December 31, 2010 and 2009, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $0 and $1,540,000 were accrued for the years ended December 31, 2010 and 2009, respectively.

13.             Activity of Business Segments

The Company operates through three segments:

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods, for the pharmaceutical, cleanroom, industrial and medical markets.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (Note 2).  Segment data excludes charges allocated to the principle executive office and the corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows net sales for each segment:

	Year Ended December 31,
	2010	2009

Disposable Protective Apparel	$16,462,000	$22,701,000
Building Supply	19,376,000	15,286,000
Infection Control	6,052,000	21,710,000

Consolidated total net sales	$41,890,000	$59,697,000

The following table shows the reconciliation of total segment income to total consolidated net income:

	Year Ended December 31,
	2010	2009

Disposable Protective Apparel	$2,912,000	$6,825,000
Building Supply	2,439,000	2,269,000
Infection Control	1,398,000	11,108,000
Total segment income	6,749,000	20,202,000

Unallocated corporate overhead expenses	(4,668,000)	(6,344,000)
Provision for income taxes	(780,000)	(4,817,000)
Consolidated net income	$1,301,000	$9,041,000

The following table reflects net sales and long-lived asset information by geographic area:

	Year Ended December 31,
	2010	2009

Net sales by geographic region
United States	$39,998,000	$53,623,000
International	1,892,000	6,074,000

Consolidated total net sales	$41,890,000	$59,697,000

Long-lived assets by geographic region
United States	$3,573,000	$3,681,000
International	589,000	162,000

Consolidated total long-lived assets	$4,162,000	$3,843,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31,

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

2010 and 2009, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

The following table shows the consolidated net property, equipment, goodwill and intangible assets by segment:

	Year Ended December 31,
	2010	2009

Disposable Protective Apparel	$816,000	$460,000
Building Supply	2,277,000	2,398,000
Infection Control	1,173,000	1,091,000
Total segment assets	4,266,000	3,949,000

Unallocated corporate assets	114,000	133,000
Total consolidated assets	$4,380,000	$4,082,000

14.             Selected Quarterly Financial Data (Unaudited)

As a smaller reporting company, the Company is not required to provide the information required by this item.

15.             Concentration of Risk

The Company maintains its cash and cash equivalents in accounts in a number of banks, the balances of which at times may exceed federally insured limits.  The Company has not experienced any losses related to these accounts and we believe that we are not exposed to significant credit risk.

Net sales to our former largest distributor, VWR International, LLC, were 13.9% and 28.7% of total sales for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from this distributor represented 9.2% and 41.0% of total accounts receivable at December 31, 2010 and 2009, respectively.

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

The Building Supply segment buys semi-finished housewrap and synthetic roof underlayment from its joint venture, Harmony, located in India.  Although there are a limited number of manufacturers of the particular product, management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

16.             Subsequent Events

On February 8, 2011, the Company entered into an asset purchase agreement with an Oklahoma limited liability company to sell its line of pet beds.  As consideration for the acquired assets, the Company sold its inventory at cost, plus additional compensation for goodwill.  In addition, the Company signed a three year non-compete agreement.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Also, the Company has reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2010 through the consolidated financial statements filing date.  All appropriate subsequent event disclosures, if any, have been made in the Notes to Consolidated Financial Statements.

Alpha Pro Tech, Ltd.

Schedule to Consolidated Financial Statements

Alpha Pro Tech, Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2010

Allowance for doubtful accounts	$65,000	$12,000	$—	$—	$77,000

Year Ended December 31, 2009

Allowance for doubtful accounts	$71,000	$—	$—	$6,000	$65,000

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act.”)) as of December 31, 2010 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting

This report is included in Item 8 on page 18, and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As a result of being a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  We have elected to not include such an attestation report in this Annual Report on Form 10-K, which election was approved by the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2011.

Item 11.                 Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2011.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 29, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2010 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans(c) (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	2,542,000	(1)	$1.57	2,245,000	(2)

(1)           The number shown in column (a) is the number of shares that may be issued upon exercise of outstanding options under the shareholder approved Alpha Pro Tech, Ltd. 2004 Stock Option Plan (the “2004 Plan”).

(2)           The number shown in column (c) is the number of shares that may be issued upon exercise of options granted in the future under the 2004 Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2011.

Item 14.                 Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2011.

PART IV

Item 15.                Exhibits and Financial Statement Schedules.

(a)(1)                               Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm — Mayer Hoffman McCann P.C.;

Consolidated Balance Sheets — December 31, 2010 and 2009;

Consolidated Income Statements — Years Ended December 31, 2010 and 2009;

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2010 and 2009;

Consolidated Statements of Cash Flows — Years Ended December 31, 2010 and 2009; and

Notes to Consolidated Financial Statements — Years Ended December 31, 2010 and 2009.

Schedule to Consolidated Financial Statements — Years Ended December 31, 2010 and 2009.

(a)(2)                               Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 16, 2011	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 16, 2011	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

/s/ Sheldon Hoffman
Sheldon Hoffman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alexander W. Millar
Alexander W. Millar, President and Director

/s/ Lloyd Hoffman
Lloyd Hoffman, Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

/s/ Danny Montgomery
Danny Montgomery, Senior Vice President Manufacturing and Director

/s/ David B. Anderson
David B. Anderson, Director

/s/ David Garcia
David Garcia, Director

/s/ Russ Manock
Russ Manock, Director

/s/ Dr. John Ritota
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

10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.a to Form 8-K, filed on June 11, 2010.*

10.2	Non-Qualified Stock Option Agreement of David Anderson, incorporated by reference to Exhibit 4.2 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.3	Non-Qualified Stock Option Agreement of Robert Isaly, incorporated by reference to Exhibit 4.3 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.4	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.5	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.6	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.7	Incentive Stock Option Agreement of Sheldon Hoffman, incorporated by reference to Exhibit 4.7 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.8	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.9	Employment Agreement between the Company and Al Millar, dated June, 1989, incorporated by reference to Form 10 Registration Statement filed on February 25, 1992 (File No. 000-19893).*

10.10

VWR Scientific Products Corporation Distribution Agreement, dated January 1, 2000, incorporated by reference to the Exhibits to Form 10-K for the year ended December 31, 2000, filed on March 19, 2001 (File No. 001-15725).

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10 (r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).

21	Subsidiaries of Alpha Pro Tech, Ltd.

23	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

* Indicates a management contract or compensatory plan or arrangement.