Form 10-Q
period 2011-03-31
ALPHA PRO TECH LTD
filed 2011-05-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2011
Common Stock, $0.01 par value	22,437,616 shares

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

You should read the following unaudited interim condensed consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 8-K, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  The Company’s 2010 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three months ended March 31, 2011 with the same period in 2010.

Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010 (1)

Assets
Current assets:
Cash and cash equivalents	$2,817,000	$5,316,000
Accounts receivable, net of allowance for doubtful accounts of $77,000 at March 31, 2011 and $77,000 at December 31, 2010	5,992,000	3,816,000
Inventories	16,265,000	17,318,000
Prepaid expenses and other current assets	5,106,000	3,719,000
Deferred income taxes	443,000	443,000
Total current assets	30,623,000	30,612,000

Property and equipment, net	3,967,000	4,162,000
Goodwill	55,000	55,000
Intangible assets, net	149,000	164,000
Equity investments in and advances to unconsolidated affiliates	2,068,000	1,941,000
Total assets	$36,862,000	$36,934,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$399,000	$487,000
Accrued liabilities	333,000	296,000
Total current liabilities	732,000	783,000

Deferred income taxes	639,000	639,000
Total liabilities	1,371,000	1,422,000

Shareholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,437,618 and 22,424,285 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	224,000	224,000
Additional paid-in capital	23,595,000	23,504,000
Retained earnings	11,672,000	11,784,000
Total shareholders’ equity	35,491,000	35,512,000
Total liabilities and shareholders’ equity	$36,862,000	$36,934,000

(1)                                  The consolidated balance sheet as of December 31, 2010 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net sales	$8,945,000	$11,629,000

Cost of goods sold	5,672,000	6,641,000

Gross profit	3,273,000	4,988,000

Expenses:
Selling, general and administrative	3,382,000	3,784,000
Depreciation and amortization	243,000	207,000

Income (loss) from operations	(352,000)	997,000

Other income:
Equity in income of unconsolidated affiliates	127,000	73,000
Net gain on sales of assets	41,000	—
Interest, net	6,000	10,000

Income (loss) before provision for income taxes	(178,000)	1,080,000

Provision (benefit) for income taxes	(66,000)	393,000

Net income (loss)	$(112,000)	$687,000

Basic net income (loss) per share	$(0.00)	$0.03

Diluted net income (loss) per share	$(0.00)	$0.03

Basic weighted average shares outstanding	22,434,655	22,423,229

Diluted weighted average shares outstanding	22,434,655	23,114,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2010	22,424,285	$224,000	$23,504,000	$11,784,000	$35,512,000
Share-based compensation expense	—	—	75,000	—	75,000
Stock options exercised	13,333	—	16,000	—	16,000
Net loss	—	—	—	(112,000)	(112,000)
Balance at March 31, 2011	22,437,618	$224,000	$23,595,000	$11,672,000	$35,491,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(112,000)	$687,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	75,000	34,000
Proceeds from dividends from equity investments in unconsolidated affiliates	—	77,000
Depreciation and amortization	243,000	207,000
Gain on sale of assets	(41,000)
Equity in income of unconsolidated affiliates	(127,000)	(73,000)
Changes in assets and liabilities:
Accounts receivable, net	(2,176,000)	2,233,000
Inventories	872,000	(2,939,000)
Prepaid expenses and other current assets	(1,387,000)	(313,000)
Accounts payable and accrued liabilities	(51,000)	(3,874,000)

Net cash used in operating activities	(2,704,000)	(3,961,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(45,000)	(367,000)
Purchase of intangible assets	(1,000)	(3,000)
Proceeds from sale of Janesville	235,000	—

Net cash provided by(used in) investing activities	189,000	(370,000)

Cash Flows From Financing Activities:

Proceeds from the exercise of stock options	16,000	6,000

Net cash provided by financing activities	16,000	6,000

(Decrease) in cash and cash equivalents during the period	(2,499,000)	(4,325,000)

Cash and cash equivalents, beginning of period	5,316,000	9,753,000
Cash and cash equivalents, end of period	$2,817,000	$5,428,000

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

The Infection Control segment consists of a line of face masks and eye shields.  It previously included a line of medical bed pads and pet beds that was sold during the first quarter of 2011.

The Company’s products are sold both under the “Alpha Pro Tech” brand name, as well as under private label, and are predominantly sold in the United States of America.

2.                                      Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with any of the Company’s current year filings on  Form 8-K filed with the SEC, as well as the consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K (the “2010 10-K”), which was filed with the SEC on March 16, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2010 was extracted from the audited consolidated financial statements contained in the 2010 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) 718, Stock Compensation (“ASC 718”), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first three months of 2011, there were no stock options granted under the stock option plan.  During the first three months of 2010, there were no stock options granted under the stock option plan.  The Company recognized $75,000 and $34,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2011 and 2010, respectively, related to previously issued options.

Stock options to purchase 2,512,000 and 1,567,000 shares of common stock were outstanding at March 31, 2011 and 2010, respectively.  .As of March 31, 2011, no incremental shares were included in the computation of diluted earnings per share because their effect would have been anti-dilutive due to the net loss incurred for the three months ended March 31, 2011.  As of March 31, 2010, 691,384 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the quarter and, therefore, the effect was dilutive.

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

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	2,542,000	$1.57	3.17	$522,000

Exercised	(13,000)	$1.23	—	—

Granted	—	—	—	—

Forfeited or expired	(17,000)	$1.56	—	—

Options outstanding at March 31, 2011	2,512,000	$1.58	2.89	$(493,000)

Options exercisable at March 31, 2011	1,378,000	$1.60	1.88	$(308,000)

As of March 31, 2011 $561,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.24 years.

4.                                      New Accounting Standards

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  Adoption of this guidance did not have a significant impact on the consolidated earnings nor the consolidated financial position of the Company.

We periodically review new accounting standards that are issued.  Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

5.                                      Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$8,874,000	$8,536,000
Work in process	1,399,000	1,797,000
Finished goods	5,992,000	6,985,000
	$16,265,000	$17,318,000

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

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and to sew proprietary disposable protective apparel.  This facility was expanded by a 38,500 square foot addition in mid-2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building: one was a 20,000 square foot addition in late 2009 and the other was a 22,000 square foot addition in mid-2010, for a total of 102,000 square feet.  During the latter part of 2010, Harmony also added a new 16,000 square foot facility, in India, that sews proprietary disposable protective apparel. All additions have been financed by Harmony with no guarantees from Alpha Pro Tech.

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

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary. In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.  The Company has concluded that no impairment was required for the quarter ended March 31, 2011.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of March 31, 2011, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company had an interest receivable of $18,000 as of March 31, 2011 related to the agreement.

For the three months ended March 31, 2011 and 2010, Alpha Pro Tech purchased $2,794,000 and $2,706,000 of inventory, respectively, from Harmony.  For the three months ended March 31, 2011 and 2010, the Company recorded equity income in unconsolidated affiliates of $127,000 and $73,000, respectively.  As of March 31, 2011, the Company’s investment in Harmony was $2,068,000, consisting of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,220,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.                                      Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Payroll	$189,000	$115,000
Commission and bonus accrual	29,000	48,000
Accrued professional fees	92,000	133,000
Accrued rebates and other	23,000	—
	$333,000	$296,000

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President voluntarily decided to forgo their bonuses for 2010.  Therefore, no executive bonuses were accrued for the year ended December 31, 2010.  There was no executive bonus accrued for the three months ended March 31, 2011.

8.                                      Basic and Diluted Net Income (Loss) Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011	2010
Net income (loss) (Numerator)	$(112,000)	$687,000
Shares (Denominator):
Basic weighted average shares outstanding	22,434,655	22,423,229
Add: Dilutive effect of outstanding stock options	—	691,384
Diluted weighted average shares outstanding	22,434,655	23,114,613
Net income (loss) per share:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

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

Infection Control: consisting of a line of face masks and eye shields principally for the medical, dental and industrial markets.  It previously included a line of medical bed pads and pet beds that was sold  during the first quarter of 2011.

Segment data excludes charges allocated to head office and corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table shows consolidated net sales for each segment for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011	2010

Disposable Protective Apparel	$2,907,000	$5,084,000
Building Supply	4,747,000	4,722,000
Infection Control	1,291,000	1,823,000

Total consolidated net sales	$8,945,000	$11,629,000

The following table shows the reconciliation of total segment income to total consolidated net income (loss) for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011	2010
Disposable Protective Apparel	$295,000	$1,278,000
Building Supply	287,000	583,000
Infection Control	363,000	522,000

Total segment income	945,000	2,383,000
Unallocated corporate overhead expenses	(1,123,000)	(1,303,000)
Benefit (provision) for income taxes	66,000	(393,000)

Total consolidated net income (loss)	$(112,000)	$687,000

The following table shows the consolidated net property, equipment, goodwill and intangible assets by segment:

	March 31, 2011	December 31, 2010
Disposable Protective Apparel	$772,000	$816,000
Building Supply	2,209,000	2,277,000
Infection Control	1,088,000	1,173,000

Total segment assets	4,069,000	4,266,000
Unallocated corporate assets	102,000	114,000
Total consolidated assets	$4,171,000	$4,380,000

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprises of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non inventory assets and goodwill.  The net gain on the sale of these assets was $41,000. Both of the transactions were executed in the three months ended March 31, 2011.

10.                               Subsequent Events

There were no subsequent events since March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements (unaudited) and the notes to our consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our Form 10-K for the year ended December 31, 2010.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Item 1A.  Risk Factors”, which appear in our Form 10-K for the year ended December 31, 2010.  These and many other factors could affect Alpha Pro Tech Ltd.’s (“Alpha Pro Tech” or the “Company”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

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

Revenue Recognition:  For sales transactions, we comply with the provisions of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product and revenues are recognized accordingly.

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

Stock Based Compensation:  Alpha Pro Tech accounts for stock based awards using FASB ASC 718, Stock Compensation.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not expect the Company to pay dividends in the near future.  The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

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

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks and eye shields and which previously included a line of medical bed pads and pet beds that was sold during the first quarter of 2011.

Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors and construction, building supply and roofing distributors.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites.  Our products are distributed principally in the United States of America through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Gross profit	36.6%	42.9%
Selling, general and administrative expenses	37.8%	32.5%
Income (loss) from operations	(3.9)%	8.6%
Income (loss) before provision/benefit for income taxes	(2.0)%	9.3%
Net income (loss)	(1.3)%	5.9%

Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010.

Sales.  Consolidated sales for the three months ended March 31, 2011 decreased to $8,945,000 from $11,629,000 for the three months ended March 31, 2010, representing a decrease of $2,684,000, or 23.1%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $2,177,000 and decreased sales in the Infection Control segment of $532,000, partially offset by increased sales in the Building Supply segment of $25,000.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2011 decreased by $2,177,000, or 42.8%, to $2,907,000, compared to $5,084,000 for the same period of 2010.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor of approximately $2,600,000.  Although Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch its own competing private label line of disposable protective apparel, it was not until the second quarter of 2010 that we started to experience the significant impact of this change.  We have sold and continue to expect to sell our apparel line to our former largest distributor.  The first quarter decrease was partially offset by a strong increase in sales to a major international supply chain partner with which we have achieved a preferred vendor status and from whom the Company received two awards in 2010, one for Outstanding Sales Growth Results and the other for Outstanding Delivery Quality for our aggregate service level performance in 2010.

Building Supply segment sales for the three months ended March 31, 2011 increased by $25,000, or 0.5%, to $4,747,000, as compared to $4,722,000 for the same period of 2010.  The small segment increase was primarily due to a 13.4% increase in sales of REX™ Wrap housewrap, partially offset by a 6.4% decrease in sales of REX™ SynFelt synthetic roof underlayment.  Synthetic roof underlayment sales were negatively affected by the unusually cold and snowy weather in January and February, but sales picked up significantly in March, which turned out to be a record sales month.

The sales mix of the Building Supply segment for the three months ended March 31, 2011 was 66% for synthetic roof underlayment and 34% for housewrap.  This compared to 70% for synthetic roof underlayment and 30% for housewrap for the three months ended March 31, 2010.

Our REX™ SynFelt synthetic roof underlayment, we believe, is perceived as an industry leader in terms of quality and that, as the market continues to evolve from felt paper to synthetic roof underlayment, we are in a strong position to capitalize on significant growth opportunities.  REX™ Wrap housewrap, our high-quality, multi-color printed housewrap, we believe, gives us a distinct competitive advantage in the marketplace and as a result, our market share is growing even during the current weak building market and difficult economic environment.

We plan to continue to evolve our product offering.  In the fourth quarter of 2010, we launched our new REX™ Wrap Fortis housewrap; our ICC-ES approved non-perforated breathable housewrap.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, so this new product should increase our housewrap sales and market share.  Sales of the REX™ Wrap Fortis housewrap should start contributing more significantly to the sales line commencing in the second quarter of 2011.  We remain optimistic about the future of the Building Supply segment, as our distribution channel strategy continues to strengthen.

Infection Control segment sales for the three months ended March 31, 2011 decreased by $532,000, or 29.2%, to $1,291,000, compared to $1,823,000 for the same period of 2010.  Mask sales were down by 34.5%, or $442,000, to $838,000, shield sales were down by 13.5%, or $55,000, to $351,000, and medical bed pad and pet bed sales were down by 25.5%, or $35,000, to $102,000, compared to the three months ended March 31, 2010.  The overall mask sales decrease for the first quarter of 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks.

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprises of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non inventory assets and goodwill.  The net gain on the sale of these assets was $41,000.  Both of the transactions were executed in the three months ended March 31, 2011.

Gross Profit.  Gross profit decreased by $1,715,000, or 34.4%, to $3,273,000 for the three months ended March 31, 2011 from $4,988,000 for the same period in 2010.  The gross profit margin was 36.6% for the three months ended March 31, 2011, compared to 42.9% for the same period of 2010.

Gross profit margin for the first quarter of 2011 was affected by a reduction in gross margin in the Building Supply segment and a continuing change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Building Supply segment sales comprised a record high 53.1% of total sales for the three months ended March 31, 2011, compared to 40.6% for the same period of 2010.  Gross profit margin in the Disposable Protective Apparel segment, although similar to the average of last three quarters of 2010, was down in the first quarter of 2011 as compared to the same quarter of 2010.  Management expects gross margin to increase by approximately a percentage point in the coming quarters.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $402,000, or 10.6%, to $3,382,000 for the three months ended March 31, 2011 from $3,784,000 for the three months ended March 31, 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 37.8% for the three months ended March 31, 2011 from 32.5% for the same period in 2010.

The decrease of $402,000 in expenses was primarily due to a decrease in employee compensation of $151,000, a decrease of $120,000 in executive bonuses, decreased professional fees and public company expenses of $41,000, decreased marketing expenses of $54,000, decreased travel expenses of $94,000 and decreased factory indirect expenses of $51,000, partially offset by increased rent and utilities of $105,000 and increased miscellaneous expenses of $4,000.

The change in expense by segment was as follows: Disposable Protective Apparel down $222,000, or 22.4%, Infection Control down $132,000 or 32.3% and Building Supply up $138,000, or 12.7%.  The remaining change was a $186,000 decrease in corporate unallocated expenses, primarily a decrease in employee compensation and bonuses and to a lesser extent, decreased travel, professional fees and general office expenses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  No executive bonuses were accrued for the three months ended March 31, 2011, as compared to $120,000 for the same period of 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased by $36,000, or 17.4%, to $243,000 for the three months ended March 31, 2011 from $207,000 for the same period in 2010.  The increase for the quarter was primarily attributable to increased depreciation related to the Building Supply segment.

Income/(loss) from Operations.  Income from operations decreased by $1,349,000, or 135.3%, to a loss from operations of $352,000 for the three months ended March 31, 2011, as compared to income from operations of $997,000 for the three months ended March 31, 2010.  The loss from operations was due to a decrease in gross profit of $1,715,000 and an increase in depreciation and amortization of $36,000, partially offset by a decrease in selling, general and administrative expenses of $402,000.

Equity in Income of Unconsolidated Affiliates.  For the three months ended March 31, 2011, we recorded equity in income of unconsolidated affiliates of $127,000, as compared to $73,000 for the same period of 2010.

Net Gain on Sales of Assets.  On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprises of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non inventory assets and goodwill. The net gain from these two transactions was $41,000.  In addition, the Company signed a three year non-compete agreement.

Income/(loss) before Provision for Income Taxes.  Loss before provision for income taxes for the three months ended March 31, 2011 was $178,000, compared to income before provision for income taxes of $1,080,000 for the three months ended March 31, 2010, representing a decrease of $1,258,000, or 116.5%.  The loss before provision for income taxes was due primarily to a decrease in income from operations of $1,349,000 and a decrease in net interest income of $4,000, partially offset by an increase of $54,000 in equity in income of unconsolidated affiliates and a net gain on sales of assets of $41,000.

Provision (benefit) for Income Taxes.  The benefit for income taxes for the three months ended March 31, 2011 was $66,000, compared to provision for income taxes of $393,000 for the same period of 2010.  The estimated effective tax benefit rate was 37.0% for the three months ended March 31, 2011, compared to 36.4% for the same period in 2010.  Management expects the effective tax rate to be in the 37% range going forward.

Net Income.  Net loss for the three months ended March 31, 2011 was $112,000, compared to net income of $687,000 for the three months ended March 31, 2010, a decrease of $799,000, or 116.3%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,258,000, partially offset by a decrease in income taxes of $459,000.  Net loss as a percentage of sales for the three months ended March 31, 2011 was 1.3% and net income as a percentage of sales for the same period of 2010 was 5.9%.  Basic and diluted loss per share for the three months ended March 31, 2011 was $0.00 and basic and diluted income per share for the same period of 2010 was $0.03.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of $2,817,000 and working capital of $29,891,000, representing an increase in working capital of 0.2%, or $62,000, since December 31, 2010.  As of March 31, 2011, our current ratio was 41:1, compared to 39:1 as of December 31, 2010.  Cash and cash equivalents decreased by 47.0%, or $2,499,000, to $2,817,000 as of March 31, 2011, compared to $5,316,000 as of December 31, 2010.  The decrease in cash and cash equivalents was due to cash used in operating activities of $2,704,000, partially offset by cash provided by investing activities of $189,000 and cash provided by financing activities of $16,000.

The decrease in cash and cash equivalents for the three months ended March 31, 2011 was primarily due to an increase in our accounts receivable of $2,176,000 as a result of a Building Supply segment sales incentive program in which extended terms were granted.  Management expects cash to improve in the coming periods.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of March 31, 2011, the prime interest rate was 3.25%.  This credit line expires in May 2011 and is expected to be renewed.  Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2011.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of March 31, 2011, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $2,704,000 for the three months ended March 31, 2011, compared to $3,961,000 for the three months ended March 31, 2010.  The net cash used in operating activities of $2,704,000 for the three months ended March 31, 2011 was due to net loss of $112,000, adjusted by the following: an increase in amortization of share-based compensation expense to $75,000, an increase of depreciation and amortization to $243,000, gain on sale of pet bed and medical bed pad line of $41,000, an increase in equity in income of unconsolidated affiliates to $127,000, an increase in accounts receivable of $2,176,000, a decrease in inventory of $872,000, an increase in prepaid expenses and other current assets of $1,387,000 and a decrease in accounts payable and accrued liabilities of $51,000.

Accounts receivable increased by $2,176,000, or 57.0%, to $5,992,000 as of March 31, 2011 from $3,816,000 as of December 31, 2010.  The increase in accounts receivable was primarily related to a Building Supply segment products sales incentive program, mentioned above, in which extended terms were granted.  The number of days of sales outstanding as of March 31, 2011 was 60 days, compared to 33 days as of December 31, 2010.  Days of sales outstanding are expected to return to normal levels in the second quarter of 2011.

Inventory decreased by $1,053,000, or 6.1%, to $16,265,000 as of March 31, 2011 from $17,318,000 as of December 31, 2010.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $925,000, or 13.7%, to $5,834,000 as of March 31, 2011.  Inventory for the Infection Control segment decreased by $343,000, or 7.4%, to $4,293,000, primarily due to the sale of the Company’s line of medical bed pads and pet beds.  In addition, inventory for the Building Supply segment increased by $215,000, or 3.6%, to $6,138,000 as of March 31, 2011.  From a cash flow perspective, the inventory net change of $872,000 is comprised of balance sheet inventory net change of $1,053,000, less the $181,000 of inventory sold on the sale of the pet bed and medical bed pad lines.

Prepaid expenses and other current assets increased by $1,387,000, or 37.3%, to $5,106,000 as of March 31, 2011 from $3,719,000 as of December 31, 2010.  The increase was primarily due to an increase in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of March 31, 2011 decreased by $51,000, or 6.5%, to $732,000 from $783,000 as of December 31, 2010.  The change was primarily due to a decrease in trade payables of $88,000, partially offset by an increase in accrued liabilities of $37,000.  Accrued liabilities for the three months ended March 31, 2011 increased as follows: accrued rebates and other increased by $23,000 and accrued payroll expenses increased by $74,000, partially offset by a decrease in accrued professional fees of $41,000 and a commission and bonus accrual decrease of $19,000.

Net cash provided by investing activities was $189,000 for the three months ended March 31, 2011, compared to net cash used in investing activities of $370,000 for the same period of 2010.  Our investing activities for the three months ended March 31, 2011 consisted primarily of the cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000 offset by the purchase of property and equipment of $45,000 and intangible assets of $1,000, compared to expenditures for property and equipment of $367,000 and the purchase of intangible assets of $3,000 for the same period of 2010.

Net cash provided by financing activities was $16,000 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $6,000 for the same period of 2010.  Our net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was due to the proceeds from the exercise of stock options.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of March 31, 2011, we had $2,862,000 available for additional stock purchases under our repurchase program.  We did not repurchase any shares of common stock during the first three months of 2011.  As of March 31, 2011, we had repurchased a total of 6,193,800 shares of common stock at a cost of $7,658,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

We believe our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

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

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the consolidated earnings nor the consolidated financial position of the Company.

We periodically review new accounting standards that are issued.  Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India.  In addition, our principal executive office, with 20 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in United States of America dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada.  Any such exposure is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation or interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act.”)) as of March 31, 2011 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1-31, 2011	—	—	—	$2,862,000
February 1-28, 2011	—	—	—	$2,862,000
March 1-31, 2011	—	—	—	$2,862,000
Total	—	—	—	$2,862,000

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 6, 2011	BY:	/s/Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer and Director

DATE:	May 6, 2011	BY:	/s/Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer