Form 10-Q
period 2011-06-30
ALPHA PRO TECH LTD
filed 2011-08-05
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes _X_  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer___    Accelerated filer ___   Non-accelerated filer __ Smaller Reporting Company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 29, 2011
Common Stock, $0.01 par value	22,437,616 shares

Alpha Pro Tech, Ltd.

Table of Contents

			Page No.
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	a)	Consolidated Balance Sheets (Unaudited)	2

	b)	Consolidated Income Statements (Unaudited)	3

	c)	Consolidated Statements of Shareholders’ Equity (Unaudited)	4

	d)	Consolidated Statements of Cash Flows (Unaudited)	5

	e)	Notes to Consolidated Financial Statements (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk		22

ITEM 4.	Controls and Procedures		22

PART II.	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds		23

ITEM 6.	Exhibits

SIGNATURES			25

EXHIBITS			26

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

You should read the following unaudited interim condensed consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 8-K,current year filing on form 10-Q,as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  The Company’s 2010 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing its results of operations for the three and six months ended June 30, 2011 with the same periods in 2010.

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010 (1)

Assets
Current assets:
Cash and cash equivalents	$6,431,000	$5,316,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 at June 30, 2011 and $77,000 at December 31, 2010	5,706,000	3,816,000
Inventories	15,120,000	17,318,000
Prepaid expenses and other current assets	3,559,000	3,719,000
Deferred income taxes	443,000	443,000
Total current assets	31,259,000	30,612,000

Property and equipment, net	3,832,000	4,162,000
Goodwill	55,000	55,000
Intangible assets, net	144,000	164,000
Equity investments in and advances to unconsolidated affiliates	2,175,000	1,941,000
Total assets	$37,465,000	$36,934,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$620,000	$487,000
Accrued liabilities	469,000	296,000
Total current liabilities	1,089,000	783,000

Deferred income taxes	639,000	639,000
Total liabilities	1,728,000	1,422,000

Shareholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,327,855 and 22,424,285 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	223,000	224,000
Additional paid-in capital	23,538,000	23,504,000
Retained earnings	11,976,000	11,784,000
Total shareholders’ equity	35,737,000	35,512,000
Total liabilities and shareholders’ equity	$37,465,000	$36,934,000

(1)	The consolidated balance sheet as of December 31, 2010 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$10,278,000	$11,221,000	$19,223,000	$22,850,000

Cost of goods sold	6,407,000	7,000,000	12,079,000	13,640,000

Gross profit	3,871,000	4,221,000	7,144,000	9,210,000

Expenses:
Selling, general and administrative	3,296,000	3,518,000	6,678,000	7,302,000
Depreciation and amortization	206,000	218,000	449,000	426,000

Income from operations	369,000	485,000	17,000	1,482,000

Other income:
Equity in income of unconsolidated affiliates	107,000	99,000	234,000	172,000
Net gain on sales of assets	-	-	41,000	-
Interest, net	9,000	5,000	15,000	15,000

Income before provision for income taxes	485,000	589,000	307,000	1,669,000

Provision for income taxes	181,000	217,000	115,000	611,000

Net income	$304,000	$372,000	$192,000	$1,058,000

Basic net income per share	$0.01	$0.02	$0.01	$0.05

Diluted net income per share	$0.01	$0.02	$0.01	$0.05

Basic weighted average shares outstanding	22,427,403	22,424,285	22,431,009	22,423,788

Diluted weighted average shares outstanding	22,427,403	22,869,037	22,431,009	23,019,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2010	22,424,285	$224,000	$23,504,000	$11,784,000	$35,512,000
Share-based compensation expense	-	-	146,000	-	146,000
Common Stock repurchased & retired	(109,763)	(1,000)	(128,000)	-	(129,000)
Stock options exercised	13,333	-	16,000	-	16,000
Net income	-	-	-	192,000	192,000
Balance at June 30, 2011	22,327,855	$223,000	$23,538,000	$11,976,000	$35,737,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$192,000	$1,058,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	146,000	68,000
Proceeds from dividends from equity investments in unconsolidated affiliates	-	77,000
Depreciation and amortization	449,000	426,000
Gain on sale of assets	(41,000)	-
Equity in income of unconsolidated affiliates	(234,000)	(172,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,890,000)	2,143,000
Inventories	2,017,000	(4,768,000)
Prepaid expenses and other current assets	160,000	(668,000)
Accounts payable and accrued liabilities	306,000	(4,490,000)

Net cash provided by (used in) operating activities	1,105,000	(6,326,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(109,000)	(462,000)
Purchase of intangible assets	(3,000)	(4,000)
Proceeds from sale of Janesville	235,000	-

Net cash provided by (used in) investing activities	123,000	(466,000)

Cash Flows From Financing Activities:
Payment for the repurchase of common stock	(129,000)	-
Proceeds from the exercise of stock options	16,000	6,000

Net cash provided by (used in) financing activities	(113,000)	6,000

Increase (decrease) in cash and cash equivalents during the period	1,115,000	(6,786,000)

Cash and cash equivalents, beginning of period	5,316,000	9,753,000
Cash and cash equivalents, end of period	$6,431,000	$2,967,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.	The Company

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

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment.

The Infection Control segment consists of a line of face masks and eye shields.  It previously included a line of medical bed pads and pet beds that was sold during the first quarter of 2011.

The Company’s products are sold both under the "Alpha Pro Tech" brand name, as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

2.	Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with any of the Company’s current year filings on Form 8-K filed with the SEC, current year filing on Form 10-Q, as well as the consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K (the “2010 10-K”), which was filed with the SEC on March 16, 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 2010 was extracted from the audited consolidated financial statements contained in the 2010 10-K and does not include all disclosures required by GAAP for annual consolidated financial statements.

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

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB ASC”, the “ASC” or the “Codification”) 718, Stock Compensation (“ASC 718”), effective January 1, 2006, using the modified prospective application method.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.  During the first six months of 2011, there were no stock options granted under the stock option plan.  During the first six months of 2010, there were no stock options granted under the stock option plan.  The Company recognized $146,000 and $68,000 in share-based compensation expense in its consolidated financial statements for the six months ended June 30, 2011 and 2010, respectively, related to previously issued options.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

Stock options to purchase 2,511,000 and 1,567,000 shares of common stock were outstanding at June 30, 2011 and 2010, respectively.  As of June 30, 2011, no incremental shares were included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock for the six months ended at June 30, 2011 and, therefore, there was no dilutive effect. As of June 30, 2010, 444,752 incremental shares were included in the computation of diluted earnings per share because the exercise prices of those stock options were less than the average share price of the Company’s common stock for the quarter and, therefore, the effect was dilutive. The remaining 1,122,248 were not included in the computation of the diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock for the six months ended June 30, 2010 and, therefore, there was no dilutive effect.

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

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding at December 31, 2010	2,542,000	$1.57	3.17
Exercised	(13,000)	$1.23	-
Granted	-	-	-
Forfeited or expired	(18,000)	$1.53	-
Options outstanding at June 30, 2011	2,511,000	$1.58	2.64
Options exercisable at June 30, 2011	1,377,000	$1.60	1.63

As of June 30, 2011, $487,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.07 years.

4.	New Accounting Standards

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  Adoption of this guidance did not have a significant impact on the consolidated earnings nor the consolidated financial position of the Company.

We periodically review new accounting standards that are issued.  Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

5.	Inventories

            Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$9,488,000	$8,536,000
Work in process	929,000	1,797,000
Finished goods	4,703,000	6,985,000
	$15,120,000	$17,318,000

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for housewrap and synthetic roof underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics.  In addition, the joint venture now supplies products for the Disposable Protective Apparel segment.

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and to sew proprietary disposable protective apparel.  This facility was expanded by a 38,500 square foot addition in mid-2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building: one was a 20,000 square foot addition in late 2009 and the other was a 22,000 square foot addition in mid-2010, for a total of 102,000 square feet.  During the latter part of 2010, Harmony also added a new 16,000 square foot facility in India that sews proprietary disposable protective apparel. All additions have been financed by Harmony with no guarantees from Alpha Pro Tech.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). ASC 323 requires recognition of a loss when the decline in an investment is other-than-temporary.  In determining whether the decline is other-than-temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 for share capital and $942,000 as a long term advance for materials.  Fifty percent of the $942,000 long term advance for materials is to be repaid over a six year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of June 30, 2011, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company had an interest receivable of $7,000 as of June 30, 2011 related to the agreement.

For the three months ended June 30, 2011 and 2010, Alpha Pro Tech purchased $3,108,000 and $3,801,000 of inventory, respectively, from Harmony.  For the six months ended June 30, 2011 and 2010, the Company purchased $5,902,000 and $6,507,000 of inventory, respectively, from Harmony.

For the three months ended June 30, 2011 and 2010, the Company recorded equity in income of unconsolidated affiliates of $107,000 and $99,000, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded equity in income of unconsolidated affiliates of $234,000 and $172,000, respectively.  As of June 30, 2011, the Company’s investment in Harmony was $2,175,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,327,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Payroll	$266,000	$115,000
Commission and bonus accrual	90,000	48,000
Accrued professional fees	107,000	133,000
Accrued rebates and other	6,000	-
	$469,000	$296,000

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $34,000 were accrued for the six months ended June 30, 2011.  The Chief Executive Officer and President voluntarily decided to forgo their bonuses for 2010.  Therefore, no executive bonuses were accrued for the year ended December 31, 2010.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

8.	Basic and Diluted Net Income Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per share (“EPS”), which utilizes the weighted average number of shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and six months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (Numerator)	$304,000	$372,000	$192,000	$1,058,000
Shares (Denominator):
Basic weighted average shares outstanding	22,427,403	22,424,285	22,431,009	22,423,788
Add: Dilutive effect of outstanding stock options	-	444,752	-	595,592
Diluted weighted average shares outstanding	22,427,403	22,869,037	22,431,009	23,019,380
Net income per share:
Basic	$0.01	$0.02	$0.01	$0.05
Diluted	$0.01	$0.02	$0.01	$0.05

9.	Activity of Business Segments

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows consolidated net sales for each segment for the three and six months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Disposable Protective Apparel	$2,871,000	$4,845,000	$5,778,000	$9,929,000
Building Supply	6,356,000	4,863,000	11,103,000	9,585,000
Infection Control	1,051,000	1,513,000	2,342,000	3,336,000

Total consolidated net sales	$10,278,000	$11,221,000	$19,223,000	$22,850,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Disposable Protective Apparel	$302,000	$933,000	$598,000	$2,134,000
Building Supply	1,095,000	746,000	1,382,000	1,408,000
Infection Control	328,000	319,000	691,000	840,000

Total segment income	1,725,000	1,998,000	2,671,000	4,382,000
Unallocated corporate overhead expenses	(1,240,000)	(1,409,000)	(2,364,000)	(2,713,000)
Provision for income taxes	(181,000)	(217,000)	(115,000)	(611,000)

Total consolidated net income	$304,000	$372,000	$192,000	$1,058,000

The following table shows the consolidated net property, equipment, goodwill and intangible assets by segment:

	June 30, 2011	December 31, 2010
Disposable Protective Apparel	$728,000	$816,000
Building Supply	2,173,000	2,277,000
Infection Control	1,038,000	1,173,000

Total segment assets	3,939,000	4,266,000
Unallocated corporate assets	92,000	115,000
Total consolidated assets	$4,031,000	$4,381,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprised of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non-inventory assets and goodwill.  The net gain on the sale of these assets was $41,000. Both of the transactions were executed in the three months ended March 31, 2011.

Alpha Pro Tech, Ltd.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Many other factors could affect Alpha Pro Tech Ltd.’s (“Alpha Pro Tech” or the “Company”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products.  Our products are sold both under the "Alpha Pro Tech" brand name, as well as under private label.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.7%	37.6%	37.2%	40.3%
Selling, general and administrative expenses	32.1%	31.4%	34.7%	32.0%
Income from operations	3.6%	4.3%	0.0%	6.5%
Income before provision for income taxes	4.7%	5.2%	1.6%	7.3%
Net income	3.0%	3.3%	1.0%	4.6%

Three and Six Months ended June 30, 2011 compared to Three and Six Months ended June 30, 2010

Sales.  Consolidated sales for the three months ended June 30, 2011 decreased to $10,278,000 from $11,221,000 for the three months ended June 30, 2010, representing a decrease of $943,000, or 8.4%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $1,974,000 and decreased sales in the Infection Control segment of $462,000, partially offset by increased sales in the Building Supply segment of $1,493,000.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2011 decreased by $1,974,000, or 40.7%, to $2,871,000, compared to $4,845,000 for the same period of 2010.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor.  Although Alpha Pro Tech was informed in the first quarter of 2010 that this distributor had decided to launch its own competing private label line of disposable protective apparel, it was not until the second quarter of 2010 that we started to experience the significant impact of this change.  With that said, sales to this distributor in the second quarter of 2010, although down from historical levels, were still significant, as we had orders to fill that were placed before the supply chain change.  Sales to this distributor are expected to be insignificant in the coming quarters, as they were only approximately $100,000 for the three months ended June 30, 2011.

Sales to our major international supply chain partner from whom the Company received two awards in 2010 were also down in the second quarter of 2011 as compared to the same quarter of 2010, as a result of significant initial stocking orders to fill their inventory supply for the anticipated increase in business during the second quarter of 2010.  Although sales to this partner were down as compared to the same quarter last year, sales in this quarter were higher than the average of the three prior quarters.  In addition, this partner’s same quarter sales to its end users were up 39%, demonstrating a strong demand for our products.

Building Supply segment sales for the three months ended June 30, 2011 increased by $1,493,000, or 30.7%, to a quarterly record of $6,356,000, as compared to $4,863,000 for the same period of 2010.  We surpassed our previous quarterly record of $5,292,000 by $1,064,000, or 20.1%.  The increase was primarily due to a 25.0% increase in sales of REX™ Wrap housewrap and a 32.8% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the three months ended June 30, 2011 was 69% for synthetic roof underlayment and 31% for housewrap.  This compared to 68% for synthetic roof underlayment and 32% for housewrap for the three months ended June 30, 2010.

Our REX™ SynFelt synthetic roof underlayment, we believe, is perceived as an industry leader in terms of quality and that, as the market continues to evolve from felt paper to synthetic roof underlayment, we feel we are in a position to capitalize on significant growth opportunities.  REX™ Wrap housewrap, our high-quality, multi-color printed housewrap, we believe, gives us a distinct competitive advantage in the marketplace and as a result, our market share is growing even during the current weak building market and difficult economic environment.

Alpha Pro Tech, Ltd.

We plan to continue to evolve our product offering.  In the fourth quarter of 2010, we launched our new REX™ Wrap Fortis housewrap, our ICC-ES approved non-perforated breathable housewrap.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, so this new product should increase our housewrap sales and market share.  The launch of the REX™ Wrap Fortis housewrap has been slower than anticipated, but the product should start contributing more significantly to the sales line commencing in   2012.  We remain optimistic about the future of the Building Supply segment, as our distribution channel strategy continues to strengthen.

Infection Control segment sales for the three months ended June 30, 2011 decreased by $462,000, or 30.5%, to $1,051,000, compared to $1,513,000 for the same period of 2010.  Mask sales were down by 38.7%, or $424,000, to $670,000, medical bed pad and pet bed sales were down by $141,000, to $0, as this product line was sold in the first quarter of 2011, and shield sales were up by 37.1%, or $103,000, to $381,000.  The overall mask sales decrease for the second quarter of 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks as well as a decline in medical and dental mask sales.

Consolidated sales for the six months ended June 30, 2011 decreased to $19,223,000 from $22,850,000 for the six months ended June 30, 2010, representing a decrease of $3,627,000, or 15.9%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $4,151,000 and decreased sales in the Infection Control segment of $994,000, partially offset by increased sales in the Building Supply segment of $1,518,000.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2011 decreased by $4,151,000, or 41.8%, to $5,778,000, compared to $9,929,000 for the same period of 2010.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor and to a much lesser extent, reduced sales to regional distributors.  The six month decrease was partially offset by a small increase in sales to our major international supply chain partner.  The year to date increase to this partner would have been greater had it not been for the large stocking orders in the second quarter of 2010, but sales to this partner’s end users were up 60% year to date, demonstrating a strong demand for our products.

Building Supply segment sales for the six months ended June 30, 2011 increased by $1,518,000, or 15.8%, to $11,103,000, as compared to $9,585,000 for the same period of 2010.  The increase was primarily due to a 19.5% increase in sales of REX™ Wrap housewrap and a 13.1% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the six months ended June 30, 2011 was 68% for synthetic roof underlayment and 32% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the six months ended June 30, 2010.

Infection Control segment sales for the six months ended June 30, 2011 decreased by $994,000, or 29.8%, to $2,342,000, compared to $3,336,000 for the same period of 2010.  Mask sales were down by 36.5%, or $866,000, to $1,509,000, medical bed pad and pet bed sales were down by 63.8%, or $176,000, to $101,000, and shield sales were up by 7.0%, or $48,000, to $732,000, all compared to the six months ended June 30, 2010.  The overall mask sales decrease for the first six months of 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, as well as a decline in medical and, to a lesser extent, dental mask sales.

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprised of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non-inventory assets and goodwill.  The net gain on the sale of these assets was $41,000.  Both of the transactions were executed in the three months ended March 31, 2011.

Gross Profit.  Gross profit decreased by $350,000, or 8.3%, to $3,871,000 for the three months ended June 30, 2011 from $4,221,000 for the same period in 2010.  The gross profit margin was 37.7% for the three months ended June 30, 2011, compared to 37.6% for the same period of 2010.

Alpha Pro Tech, Ltd.

Gross profit decreased by $2,066,000, or 22.4%, to $7,144,000 for the six months ended June 30, 2011 from $9,210,000 for the same period in 2010.  The gross profit margin was 37.2% for the six months ended June 30, 2011, compared to 40.3% for the same period of 2010.

Gross profit margin for the first six months of 2011 was affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Building Supply segment sales comprised a record high 57.8% of total sales for the six months ended June 30, 2011, compared to 41.9% for the same period of 2010.  For the first six months of 2011, gross profit margin in the Disposable Protective Apparel segment, although similar to the average of the prior four quarters, was down, as compared to the same period of 2010, due to competitive pricing pressures from our former largest distributor.  Management expects gross margin on the Building Supply segment to increase starting in the third quarter, as a price increase went into effect in early July 2011 on Building Supply segment products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $222,000, or 6.3%, to $3,296,000 for the three months ended June 30, 2011 from $3,518,000 for the three months ended June 30, 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 32.1% for the three months ended June 30, 2011 from 31.4% for the same period in 2010.

The decrease of $222,000 in expenses was primarily due to a decrease in employee compensation of $136,000, a decrease of $32,000 in executive bonuses, decreased professional fees and public company expenses of $118,000, decreased travel expenses of $37,000, decreased factory indirect expenses of $23,000 and decreased miscellaneous expenses of $2,000, partially offset by increased commission for the Building Supply segment of $79,000 and  increased rent and utilities of $47,000.

The change in expense by segment was as follows: Disposable Protective Apparel was down $76,000, or 9.3%, Infection Control was down $122,000, or 36.7%, and Building Supply was up $140,000, or 14.5%.  The remaining change primarily consisted of a $169,000 decrease in corporate unallocated expenses, caused by a decrease in employee compensation and bonuses, professional fees and public company expenses and general office expenses.

Selling, general and administrative expenses decreased by $624,000, or 8.5%, to $6,678,000 for the six months ended June 30, 2011 from $7,302,000 for the six months ended June 30, 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 34.7% for the six months ended June 30, 2011 from 32.0% for the same period in 2010.

The decrease of $624,000 in expenses was primarily due to a decrease in employee compensation of $270,000, a decrease of $152,000 in executive bonuses, decreased professional fees and public company expenses of $159,000, decreased travel expenses of $131,000, decreased factory indirect expenses of $74,000, decreased marketing expenses of $59,000 and decreased miscellaneous expenses of $8,000, partially offset by increased rent and utilities of $152,000 and increased commission for the Building Supply segment of $77,000.

The change in expense by segment was as follows: Disposable Protective Apparel was down $299,000, or 16.5%, Infection Control was down $254,000, or 34.3%, and Building Supply was up $278,000, or 13.6%.  The remaining change primarily consisted of a $349,000 decrease in corporate unallocated expenses, caused by a decrease in employee compensation, bonuses, and professional fees and public company expenses and general office expenses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $34,000 were accrued for the three months ended June 30, 2011, as compared to $66,000 in the same period of 2010.  Bonuses of $34,000 were accrued for the six months ended June 30, 2011, as compared to $186,000 in the same period of 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $12,000, or 5.5%, to $206,000 for the three months ended June 30, 2011 from $218,000 for the same period in 2010.  The decrease for the quarter was primarily attributable to decreased depreciation related to the Building Supply segment.

Depreciation and amortization expense increased by $23,000, or 5.4%, to $449,000 for the six months ended June 30, 2011 from $426,000 for the same period in 2010.  The increase for the six months was primarily attributable to increased depreciation related to the Disposable Protective Apparel segment.

Alpha Pro Tech, Ltd.

Income from Operations.  Income from operations decreased by $116,000, or 23.9%, to $369,000 for the three months ended June 30, 2011, as compared to $485,000 for the three months ended June 30, 2010.  The decrease in income from operations was due to a decrease in gross profit of $350,000, partially offset by a decrease in selling, general and administrative expenses of $222,000 and a decrease in depreciation and amortization of $12,000.

Income from operations decreased by $1,465,000, or 98.9%, to $17,000 for the six months ended June 30, 2011, as compared to $1,482,000 for the six months ended June 30, 2010.  The decrease in income from operations was due to a decrease in gross profit of $2,066,000 and an increase in depreciation and amortization of $23,000, partially offset by a decrease in selling, general and administrative expenses of $624,000.

Equity in Income of Unconsolidated Affiliates.  For the three months ended June 30, 2011, we recorded equity in income of unconsolidated affiliates of $107,000, as compared to $99,000 for the same period of 2010.  For the six months ended June 30, 2011, we recorded equity in income of unconsolidated affiliates of $234,000, as compared to $172,000 for the same period of 2010.

Net Gain on Sales of Assets.  On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and, on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  As consideration for the acquired assets, the Company received $235,000, which was comprised of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non-inventory assets and goodwill. The net gain from these two transactions was $41,000.  In addition, the Company signed a three year non-compete agreement that covers these product lines.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended June 30, 2011 was $485,000, compared to income before provision for income taxes of $589,000 for the three months ended June 30, 2010, representing a decrease of $104,000, or 17.7%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $116,000, partially offset by an increase of $8,000 in equity in income of unconsolidated affiliates and an increase in net interest income of $4,000.

Income before provision for income taxes for the six months ended June 30, 2011 was $307,000, compared to income before provision for income taxes of $1,669,000 for the six months ended June 30, 2010, representing a decrease of $1,362,000, or 81.6%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $1,465,000, partially offset by an increase of $62,000 in equity in income of unconsolidated affiliates and a net gain on sales of assets of $41,000.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2011 was $181,000, compared to provision for income taxes of $217,000 for the same period of 2010.  The estimated effective tax  rate was 37.3% for the three months ended June 30, 2011, compared to 36.8% for the same period in 2010.

The provision for income taxes for the six months ended June 30, 2011 was $115,000, compared to provision for income taxes of $611,000 for the same period of 2010.  The estimated effective tax rate was 37.5% for the six months ended June 30, 2011, compared to 36.6% for the same period in 2010.  Management expects the effective tax rate to be in the 37% range going forward.

Net Income.  Net income for the three months ended June 30, 2011 was $304,000, compared to net income of $372,000 for the three months ended June 30, 2010, a decrease of $68,000, or 18.3%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $104,000, partially offset by a decrease in income taxes of $36,000.  Net income as a percentage of sales for the three months ended June 30, 2011 was 3.0%, and net income as a percentage of sales for the same period of 2010 was 3.3%.  Basic and diluted income per share for the three months ended June 30, 2011 was $0.01, and basic and diluted income per share for the same period of 2010 was $0.02.

Alpha Pro Tech, Ltd.

Net income for the six months ended June 30, 2011 was $192,000, compared to net income of $1,058,000 for the six months ended June 30, 2010, a decrease of $866,000, or 81.9%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,362,000, partially offset by a decrease in income taxes of $496,000.  Net income as a percentage of sales for the six months ended June 30, 2011 was 1.0%, and net income as a percentage of sales for the same period of 2010 was 4.6%.  Basic and diluted income per share for the six months ended June 30, 2011 was $0.01, and basic and diluted income per share for the same period of 2010 was $0.05.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash and cash equivalents of $6,431,000 and working capital of $30,170,000, representing an increase in working capital of 1.1%, or $341,000, since December 31, 2010.  As of June 30, 2011, our current ratio was 29:1, compared to 39:1 as of December 31, 2010.  Cash and cash equivalents increased by 21.0%, or $1,115,000, to $6,431,000 as of June 30, 2011, compared to $5,316,000 as of December 31, 2010.  The increase in cash and cash equivalents was due to cash provided by operating activities of $1,105,000 and cash provided by investing activities of $123,000, partially offset by cash used in financing activities of $113,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of June 30, 2011, the prime interest rate was 3.25%.  This credit line was renewed and expires in May 2012.  Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2011.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2011, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $1,105,000 for the six months ended June 30, 2011, compared to net cash used in operating activities of $6,326,000 for the six months ended June 30, 2010.  The net cash provided by operating activities of $1,105,000 for the six months ended June 30, 2011 was due to net income of $192,000, adjusted by the following: an increase in amortization of share-based compensation expense to $146,000, an increase of depreciation and amortization to $449,000, the gain on the sale of the pet bed and medical bed pad line of $41,000, an increase in equity in income of unconsolidated affiliates to $234,000, an increase in accounts receivable of $1,890,000, a decrease in inventory of $2,017,000, a decrease in prepaid expenses and other current assets of $160,000 and an increase in accounts payable and accrued liabilities of $306,000.

Accounts receivable increased by $1,890,000, or 49.5%, to $5,706,000 as of June 30, 2011 from $3,816,000 as of December 31, 2010.  The increase in accounts receivable was primarily related to increased sales in the second quarter of 2011, as compared to the fourth quarter of 2010, as well as strong sales in the latter part of the second quarter of 2011.  The number of days of sales outstanding as of June 30, 2011 was 51 days, compared to 33 days as of December 31, 2010.  The days of sales outstanding are the expected to be in the 50 day range going forward.

Inventory decreased by $2,198,000, or 12.7%, to $15,120,000 as of June 30, 2011 from $17,318,000 as of December 31, 2010.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,492,000, or 22.1%, to $5,267,000 as of June 30, 2011.  Inventory for the Infection Control segment decreased by $390,000, or 8.4%, to $4,246,000, primarily due to the sale of the Company’s line of medical bed pads and pet beds.  In addition, inventory for the Building Supply segment decreased by $316,000, or 5.3%, to $5,607,000 as of June 30, 2011.  From a cash flow perspective, the inventory net change of $2,017,000 is comprised of the balance sheet inventory net change of $2,198,000, less the $181,000 of inventory sold through the sale of the pet bed and medical bed pad lines.

Prepaid expenses and other current assets decreased by $160,000, or 4.3%, to $3,559,000 as of June 30, 2011 from $3,719,000 as of December 31, 2010.  The decrease was primarily due to a decrease in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of June 30, 2011 increased by $306,000, or 39.1%, to $1,089,000 from $783,000 as of December 31, 2010.  The change was primarily due to an increase in trade payables of $133,000 and an increase in accrued liabilities of $173,000.  Accrued liabilities for the six months ended June 30, 2011 increased as follows: accrued payroll expenses increased by $151,000, rebates and other increased by $6,000 and commission and bonus accrual increased by $42,000, partially offset by a decrease in accrued professional fees of $26,000.

Alpha Pro Tech, Ltd.

Net cash provided by investing activities was $123,000 for the six months ended June 30, 2011, compared to net cash used in investing activities of $389,000 for the same period of 2010.  Our investing activities for the six months ended June 30, 2011 consisted primarily of the cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, offset by the purchase of property and equipment of $109,000 and the purchase of intangible assets of $3,000, compared to the purchase of property and equipment of $462,000 and the purchase of intangible assets of $4,000 for the same period of 2010.  Also in 2010, we received a payment of dividends from our joint venture of $77,000.

Net cash used in financing activities was $113,000 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $6,000 for the same period of 2010.  Our net cash used in financing activities for the six months ended June 30, 2011 was due to $129,000 for the repurchase of common stock, partially offset by the proceeds of $16,000 from the exercise of stock options.  Our net cash provided by financing activities for the six months ended June 30, 2010 was due to the proceeds from the exercise of stock options.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of June 30, 2011, we had $2,734,000 available for additional stock purchases under our repurchase program.  We repurchased 109,763 shares of common stock during the three and six months ended June 30, 2011 at a cost of $129,000.  As of June 30, 2011, we had repurchased a total of 6,303,563 shares of common stock at a cost of $7,787,000 through our repurchase program. We retire all stock repurchases upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operations.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings nor the consolidated financial position for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We subcontract the manufacture of products in China and, to a lesser extent, in Mexico, and we have a joint venture in India.  In addition, our principal executive office, with 19 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S. dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada.  Any such exposure is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation or interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act.”)) as of June 30, 2011 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Alpha Pro Tech, Ltd.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1-30, 2011	-	-	-	$2,862,000
May 1-31, 2011	-	-	-	$2,862,000
June 1-30, 2011	109,763	$1.16	109,763	$2,734,000
Total	109,763	$1.16	109,763	$2,734,000

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

Alpha Pro Tech, Ltd.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer and Director (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer and Director (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

Date: August 5, 2011	By:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

Date: August 5, 2011	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer