Form 10-Q
period 2011-09-30
ALPHA PRO TECH LTD
filed 2011-11-10
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 7, 2011
Common Stock, $0.01 par value	21,707,188 shares

Alpha Pro Tech, Ltd.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	a)	Condensed Consolidated Balance Sheets (Unaudited)

	b)	Condensed Consolidated Income Statements (Unaudited)

	c)	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	d)	Condensed Consolidated Statements of Cash Flows (Unaudited)

	e)	Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

SIGNATURES

EXHIBITS

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) prepared the following unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

You should read the following unaudited interim condensed consolidated financial statements and the accompanying notes together with the Company’s current year filings on Form 8-K and current year filings on Form 10-Q, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  The Company’s 2010 Annual Report contains information that may be helpful in analyzing the financial information contained in this report and in comparing the Company’s results of operations for the three and nine months ended September 30, 2011 with the same periods in 2010.

Alpha Pro Tech, Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010 (1)

Assets
Current assets:
Cash and cash equivalents	$7,218,000	$5,316,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 as of September 30, 2011 and $77,000 as of December 31, 2010	4,794,000	3,816,000
Inventories	14,206,000	17,318,000
Prepaid expenses and other current assets	4,029,000	3,719,000
Deferred income tax assets	522,000	443,000
Total current assets	30,769,000	30,612,000

Property and equipment, net	3,799,000	4,162,000
Goodwill	55,000	55,000
Intangible assets, net	137,000	164,000
Equity investments in and advances to unconsolidated affiliates	2,309,000	1,941,000
Total assets	$37,069,000	$36,934,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$509,000	$487,000
Accrued liabilities	507,000	296,000
Total current liabilities	1,016,000	783,000
Deferred income tax liabilities	599,000	639,000
Total liabilities	1,615,000	1,422,000

Shareholders’ equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; 21,707,190 and 22,424,285 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	217,000	224,000
Additional paid-in capital	22,875,000	23,504,000
Retained earnings	12,362,000	11,784,000
Total shareholders’ equity	35,454,000	35,512,000
Total liabilities and shareholders’ equity	$37,069,000	$36,934,000

(1)	The condensed consolidated balance sheet as of December 31, 2010 has been prepared using information from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Income Statements (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$10,120,000	$10,325,000	$29,342,000	$33,175,000

Cost of goods sold	6,449,000	6,537,000	18,528,000	20,177,000

Gross profit	3,671,000	3,788,000	10,814,000	12,998,000

Expenses:
Selling, general and administrative	3,017,000	3,361,000	9,694,000	10,663,000
Depreciation and amortization	167,000	201,000	616,000	627,000
Total expenses	3,184,000	3,562,000	10,310,000	11,290,000

Income from operations	487,000	226,000	504,000	1,708,000

Other income:
Equity in income of unconsolidated affiliates	134,000	90,000	368,000	262,000
Net gain on sales of assets	-	-	41,000	-
Interest, net	7,000	5,000	22,000	20,000
Total other income	141,000	95,000	431,000	282,000
Income before provision for income taxes	628,000	321,000	935,000	1,990,000

Provision for income taxes	242,000	127,000	357,000	738,000

Net income	$386,000	$194,000	$578,000	$1,252,000

Earnings per common share:
Basic	$0.02	$0.01	$0.03	$0.06
Diluted	$0.02	$0.01	$0.03	$0.06
Shares used in computing earnings per share:
Basic	22,052,822	22,424,285	22,303,561	22,423,955
Diluted	22,052,822	22,424,285	22,891,309	22,724,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2010	22,424,285	$224,000	$23,504,000	$11,784,000	$35,512,000
Share-based compensation expense	-	-	218,000	-	218,000
Common stock repurchased and retired	(730,428)	(7,000)	(850,000)	-	(857,000)
Excess tax benefit related to share-based compensation	-	-	(13,000)	-	(13,000)
Stock options exercised	13,333	-	16,000	-	16,000
Net income	-	-	-	578,000	578,000
Balance as of September 30, 2011	21,707,190	$217,000	$22,875,000	$12,362,000	$35,454,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$578,000	$1,252,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	218,000	114,000
Proceeds from dividends from equity investments in unconsolidated affiliates	-	77,000
Depreciation and amortization	616,000	627,000
Deferred income taxes	(119,000)	(2,000)
Gain on sale of assets	(41,000)	-
Equity in income of unconsolidated affiliates	(368,000)	(262,000)
Changes in assets and liabilities:
Accounts receivable, net	(978,000)	3,819,000
Inventories	2,931,000	(4,563,000)
Prepaid expenses and other current assets	(310,000)	(155,000)
Accounts payable and accrued liabilities	233,000	(4,887,000)

Net cash provided by (used in) operating activities	2,760,000	(3,980,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(236,000)	(1,024,000)
Purchase of intangible assets	(3,000)	(4,000)
Proceeds from sale of assets	235,000	-

Net cash used in investing activities	(4,000)	(1,028,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(857,000)	-
Excess tax benefit related to share-based compensation	(13,000)	-
Proceeds from the exercise of stock options	16,000	6,000

Net cash (used in) provided by financing activities	(854,000)	6,000

Increase (decrease) in cash and cash equivalents	1,902,000	(5,002,000)

Cash and cash equivalents, beginning of the period	5,316,000	9,753,000
Cash and cash equivalents, end of the period	$7,218,000	$4,751,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

1.	The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments.  The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, the industrial markets and the pharmaceutical markets, a line of building supply products for the new home and re-roofing markets, and a line of infection control products for the medical and dental markets.

The Disposable Protective Apparel segment consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats.

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment.

The Infection Control segment consists of a line of face masks and eye shields.  It previously included a line of medical bed pads and pet beds which line was sold during the first quarter of 2011.

The Company’s products are sold under the "Alpha Pro Tech" brand name, and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.	Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The condensed consolidated interim financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K and Form 10-Q, as well as the consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K (the “2010 10-K”), which was filed on March 16, 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2010 was extracted from the audited consolidated balance sheet contained in the 2010 10-K and does not include all disclosures required by U.S.GAAP for annual consolidated financial statements.

3.	Share Based Compensation

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

During the first nine months of 2011, there were 60,000 stock options granted under the stock option plan and 970,000 stock options granted during the same period of 2010.  The Company recognized $218,000 and $114,000 in share-based compensation expense in its consolidated financial statements for the nine months ended September 30, 2011 and 2010, respectively, related to previously issued options.

Stock options to purchase 2,200,000 and 2,567,000 shares of common stock were outstanding as of September 30, 2011 and 2010, respectively.  There were 587,748 incremental shares included in the computation of diluted earnings per common share for the nine months ended September 30, 2011 based upon the Company’s use of the treasury stock method when calculating the number of incremental dilutive shares. There were 1,678,334 stock options excluded from the computation of the number of dilutive common shares for the nine months ended September 30, 2011 because their effect would have been anti-dilutive. There were 300,317 incremental shares included in diluted earnings per common share for the nine months ended September 30, 2010.  No stock options were excluded from the computation of the number of dilutive common shares for the nine months ended September 30, 2010 since all of the stock options had a dilutive effect.

Alpha Pro Tech, Ltd.

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

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2010	2,542,000	$1.57	3.17
Exercised	(13,000)	$1.23	-
Granted	60,000	$1.15	-
Forfeited or expired	(389,000)	$1.96	-
Options outstanding as of September 30, 2011	2,200,000	$1.50	2.88
Options exercisable as of September 30, 2011	1,488,000	$1.47	2.35

As of September 30, 2011, $446,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.40 years.

4.	New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings or the consolidated financial position for the periods presented.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings or the consolidated financial position for the periods presented.

Alpha Pro Tech, Ltd.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  Adoption of this guidance did not have a significant impact on the consolidated earnings or the consolidated financial position of the Company.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the fair value of a reporting unit is less that its carrying amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this guidance is not anticipated to have a significant impact on the consolidated earnings or the consolidated financial position of the Company.

Management periodically reviews new accounting standards that are issued.  Although some of these accounting standards may be applicable to the Company, management has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

5.	Inventories

            Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$8,253,000	$8,536,000
Work in process	1,854,000	1,797,000
Finished goods	4,099,000	6,985,000
	$14,206,000	$17,318,000

6.        Equity Investments in and Advances to Unconsolidated Affiliates

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech) entered into a joint venture with a manufacturer in India for the production of building products.  Under the terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for its equity position, and Maple Industries and Associates contributed $708,000 for is equity position.

Alpha Pro Tech, Ltd.

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

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase an existing 33,000 square foot manufacturing facility in India.  This facility includes manufacturing equipment necessary to produce coated material and to sew proprietary disposable protective apparel.  This facility was expanded by a 38,500 square foot addition in mid-2010, bringing it to a total of 71,500 square feet.  Also in 2005, Harmony built a 60,000 square foot facility in India for the manufacturing of housewrap and synthetic roof underlayment.  Two additions have been made to this building: one was a 20,000 square foot addition in late 2009 and the other was a 22,000 square foot addition in mid-2010, for a total of 102,000 square feet.  During the latter part of 2010, Harmony also added a new 16,000 square foot facility in India that sews proprietary disposable protective apparel. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliates” in the accompanying consolidated balance sheets.  The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliates” in the accompanying consolidated income statements.

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

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity  and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials is to be repaid over a six-year term that commenced in July 2006, and the balance is to be paid in the seventh year.  As of September 30, 2011, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company recorded an interest receivable of $11,000 as of September 30, 2011 related to the advance.

For the three months ended September 30, 2011 and 2010, the Company purchased $3,299,000 and $3,196,000 of inventory, respectively, from Harmony.  For the nine months ended September 30, 2011 and 2010, the Company purchased $9,201,000 and $9,703,000 of inventory, respectively, from Harmony.

For the three months ended September 30, 2011 and 2010, the Company recorded equity in income of unconsolidated affiliates of $134,000 and $90,000, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded equity in income of unconsolidated affiliates of $368,000 and $262,000, respectively.  As of September 30, 2011, the Company’s investment in Harmony was $2,309,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,461,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

Alpha Pro Tech, Ltd.

7.        Accrued Liabilities

Accrued liabilities consisted of the following:
	September 30, 2011	December 31, 2010
Payroll	$185,000	$115,000
Commission and bonus accrual	190,000	48,000
Accrued professional fees	120,000	133,000
Accrued rebates and other	12,000	-
	$507,000	$296,000

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $104,000 were accrued for the nine months ended September 30, 2011.  The Chief Executive Officer and President voluntarily declined their bonuses for 2010.  Therefore, no executive bonuses were accrued for the year ended December 31, 2010.

8.        Basic and Diluted Net Income Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (Numerator)	$386,000	$194,000	$578,000	$1,252,000
Shares (Denominator):
Basic weighted average common shares outstanding	22,052,822	22,424,285	22,303,561	22,423,955
Add: Dilutive effect of outstanding common stock options	-	-	587,748	300,317
Diluted weighted average common shares outstanding	22,052,822	22,424,285	22,891,309	22,724,272
Net income per common share:
Basic	$0.02	$0.01	$0.03	$0.06
Diluted	$0.02	$0.01	$0.03	$0.06

Alpha Pro Tech, Ltd.

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Disposable Protective Apparel	$3,262,000	$3,723,000	$9,039,000	$13,595,000
Building Supply	5,731,000	5,299,000	16,834,000	14,941,000
Infection Control	1,127,000	1,303,000	3,469,000	4,639,000

Total consolidated net sales	$10,120,000	$10,325,000	$29,342,000	$33,175,000

The following table shows the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Disposable Protective Apparel	$516,000	$272,000	$1,113,000	$2,622,000
Building Supply	953,000	782,000	2,334,000	1,974,000
Infection Control	306,000	248,000	996,000	1,088,000

Total segment income	1,775,000	1,302,000	4,443,000	5,684,000
Unallocated corporate overhead expenses	(1,147,000)	(981,000)	(3,508,000)	(3,694,000)
Provision for income taxes	(242,000)	(127,000)	(357,000)	(738,000)

Total consolidated net income	$386,000	$194,000	$578,000	$1,252,000

Alpha Pro Tech, Ltd.

The following table shows the consolidated net property and equipment, goodwill and intangible assets by segment:

	September 30, 2011	December 31, 2010
Disposable Protective Apparel	$683,000	$816,000
Building Supply	2,209,000	2,277,000
Infection Control	1,015,000	1,173,000

Total segment assets	3,907,000	4,266,000
Unallocated corporate assets	84,000	115,000
Total consolidated assets	$3,991,000	$4,381,000

Alpha Pro Tech, Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements (unaudited) and the notes to our condensed consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our Form 10-K for the year ended December 31, 2010.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. Many other factors could affect Alpha Pro Tech Ltd.’s (“Alpha Pro Tech” or the “Company”) future operating results and financial condition and could cause actual results to differ materially from expectations based on the forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S.GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

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

Revenue Recognition:  For sales transactions, we comply with the provisions of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.

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

Share Based Compensation:  Alpha Pro Tech accounts for share based awards using FASB ASC 718, Stock Compensation.  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as management currently does not expect the Company to pay dividends in the near future.  The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products.  Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

Our products are grouped into three business segments:  the Disposable Protective Apparel segment, consisting of disposable protective apparel; the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; and the Infection Control segment, consisting of face masks and eye shields and which previously included a line of medical bed pads and pet beds which line was sold during the first quarter of 2011.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.3%	36.7%	36.9%	39.2%
Selling, general and administrative expenses	29.8%	32.6%	33.0%	32.1%
Income from operations	4.8%	2.2%	1.7%	5.1%
Income before provision for income taxes	6.2%	3.1%	3.2%	6.0%
Net income	3.8%	1.9%	2.0%	3.8%

Three and Nine Months ended September 30, 2011 compared to Three and Nine Months ended September 30, 2010

Sales.  Consolidated sales for the three months ended September 30, 2011 decreased to $10,120,000 from $10,325,000 for the three months ended September 30, 2010, a decrease of $205,000, or 2.0%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $461,000 and decreased sales in the Infection Control segment of $176,000, partially offset by increased sales in the Building Supply segment of $432,000.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2011 decreased by $461,000, or 12.4%, to $3,262,000, compared to $3,723,000 for the same period of 2010.  The decrease was primarily due to a significant decline in sales to our former largest distributor, partially offset by increased sales to our current largest distributor, a major international supply chain partner from whom the Company received two awards in 2010, as well as increased sales to other national and regional distributors. Alpha Pro Tech was informed in the first quarter of 2010 that our former largest distributor had decided to launch its own competing private label line of disposable protective apparel.  Sales to this distributor have declined substantially each quarter since then and, although down from historical levels, were still significant until the beginning of the second quarter of 2011.  Sales to this distributor are expected to be minimal in the coming quarters, as sales were only approximately $50,000 for the three months ended September 30, 2011.

Building Supply segment sales for the three months ended September 30, 2011 increased by $432,000, or 8.2%, to $5,731,000, as compared to $5,299,000 for the same period of 2010.  The increase was primarily due to a 13.4% increase in sales of REX™ SynFelt synthetic roof underlayment, partially offset by a 3.4% decrease in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the three months ended September 30, 2011 was 72% for synthetic roof underlayment and 28% for housewrap.  This compared to 68% for synthetic roof underlayment and 32% for housewrap for the three months ended September 30, 2010.

We plan to continue to evolve our product offering in 2012.  The launch of our ICC-ES (ICC Evaluation Service) approved REX™ Wrap Fortis non-perforated breathable housewrap has been slower than anticipated, but the product is expected to start contributing more significantly to the sales line commencing in 2012.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, and this new product is expected to increase our housewrap sales and market share.

We remain optimistic about the future of the Building Supply segment, as our distribution channel strategy continues to strengthen.  In addition, we feel that we are in a very good position to capitalize on considerable growth opportunities for our REX™ SynFelt synthetic roof underlayment as the market continues to evolve from felt paper to synthetic roof underlayment.  Our REX™ Wrap housewrap, a high-quality, multi-color printed housewrap, we believe, gives us a distinct competitive advantage in the marketplace and as a result, our year to date revenue is growing even during the current weak building market and difficult economic environment.  Additionally, when the housing market starts to rebound, we will be in a position to benefit from the significant growth opportunities.

Alpha Pro Tech, Ltd.

Infection Control segment sales for the three months ended September 30, 2011 decreased by $176,000, or 13.5%, to $1,127,000, compared to $1,303,000 for the same period of 2010.  Mask sales were down by 5.9%, or $48,000, to $766,000, medical bed pad and pet bed sales were down by $107,000, to $0, as this product line was sold in the first quarter of 2011, and shield sales were down by 5.6%, or $21,000, to $361,000.  The overall mask sales decrease for the third quarter of 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks and a decline in medical mask sales, partially offset by an increase in dental mask sales.

Consolidated sales for the nine months ended September 30, 2011 decreased to $29,342,000 from $33,175,000 for the nine months ended September 30, 2010, a decrease of $3,833,000, or 11.6%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $4,556,000 and decreased sales in the Infection Control segment of $1,170,000, partially offset by increased sales in the Building Supply segment of $1,893,000.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2011 decreased by $4,556,000, or 33.5%, to $9,039,000, compared to $13,595,000 for the same period of 2010.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor.  The nine month decrease was partially offset by a 6.9% increase in sales to our major international supply chain partner.  The year to date increase to this partner would have been greater had it not been for the large stocking orders placed by this partner in the second quarter of 2010, but sales to this partner’s end users were up 44% year to date, demonstrating a strong demand for our products.

Building Supply segment sales for the nine months ended September 30, 2011 increased by $1,893,000, or 12.7%, to $16,834,000, as compared to $14,941,000 for the same period of 2010.  The increase was primarily due to a 11.3% increase in sales of REX™ Wrap housewrap and a 13.2% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the nine months ended September 30, 2011 and 2010 was 69% for synthetic roof underlayment and 31% for housewrap.

Infection Control segment sales for the nine months ended September 30, 2011 decreased by $1,170,000, or 25.2%, to $3,469,000, compared to $4,639,000 for the same period of 2010.  Mask sales were down by 28.7%, or $914,000, to $2,275,000, medical bed pad and pet bed sales were down by 73.9%, or $283,000, to $101,000, and shield sales were up by 2.4%, or $27,000, to $1,093,000, all compared to the nine months ended September 30, 2010.  The overall mask sales decrease for the first nine months of 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, as well as a decline in medical mask sales.

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  Both of the transactions were executed in the three months ended March 31, 2011.

Gross Profit.  Gross profit decreased by $117,000, or 3.1%, to $3,671,000 for the three months ended September 30, 2011 from $3,788,000 for the same period in 2010.  The gross profit margin was 36.3% for the three months ended September 30, 2011, compared to 36.7% for the same period of 2010.

Gross profit decreased by $2,184,000, or 16.8%, to $10,814,000 for the nine months ended September 30, 2011 from $12,998,000 for the same period in 2010.  The gross profit margin was 36.9% for the nine months ended September 30, 2011, compared to 39.2% for the same period of 2010.

Gross profit margin for the first nine months of 2011 was affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Building Supply segment sales comprised 57.4% of total sales for the nine months ended September 30, 2011, compared to 45.0% for the same period of 2010.  For the first nine months of 2011, gross profit margin in the Disposable Protective Apparel segment, although similar to the average of the prior four quarters, was down, as compared to the same period of 2010, due to competitive pricing pressures from our former largest distributor.  Management expects gross margin to be approximately 37% going forward.

Alpha Pro Tech, Ltd.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $344,000, or 10.2%, to $3,017,000 for the three months ended September 30, 2011 from $3,361,000 for the three months ended September 30, 2010.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.8% for the three months ended September 30, 2011 from 32.6% for the same period in 2010.

The decrease of $344,000 in expenses was primarily due to a decrease in professional fees and public company expenses of $113,000, decreased marketing expenses and commissions of $105,000, decreased rent and utilities of $33,000, decreased factory indirect expenses of $30,000 and decreased office and other miscellaneous expenses of $63,000.

The change in expense by segment was as follows: Disposable Protective Apparel was down $233,000, or 24.0%, Infection Control was down $144,000, or 44.7%, and Building Supply was down $134,000, or 12.3%.  The remaining change primarily consisted of a $166,000 increase in corporate unallocated expenses, caused by an increase in employee compensation and bonuses, partially offset by a decrease in professional fees.

Selling, general and administrative expenses decreased by $969,000, or 9.1%, to $9,694,000 for the nine months ended September 30, 2011 from $10,663,000 for the nine months ended September 30, 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 33.0% for the nine months ended September 30, 2011 from 32.1% for the same period in 2010.

The decrease of $969,000 in expenses was primarily due to a decrease in employee compensation of $420,000, decreased professional fees and public company expenses of $272,000, decreased travel expenses of $140,000, decreased factory indirect expenses of $103,000, decreased marketing expenses of $115,000, decreased insurance of $29,000, decreased telecommunication expenses of $25,000 and decreased miscellaneous expenses of $5,000, partially offset by increased Building Supply segment rent and utilities of $119,000 due to the lease of a larger facility and increased commissions for the Building Supply segment of $21,000.

The change in expense by segment was as follows: Disposable Protective Apparel was down $532,000, or 19.1%, Infection Control was down $398,000, or 37.4%, and Building Supply was up by $144,000, or 4.6%.  The remaining change primarily consisted of a $186,000 decrease in corporate unallocated expenses, caused principally by decreased professional fees.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $70,000 were accrued for the three months ended September 30, 2011, as compared to no bonuses in the same period of 2010.  Bonuses of $104,000 were accrued for the nine months ended September 30, 2011, as compared to no bonuses in the same period of 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $34,000, or 16.9%, to $167,000 for the three months ended September 30, 2011 from $201,000 for the same period in 2010.  Depreciation and amortization expense increased by $11,000, or 1.8%, to $616,000 for the nine months ended September 30, 2011 from $627,000 for the same period in 2010.  The decrease for the quarter and the nine months was primarily attributable to decreased depreciation related to the Building Supply segment.

Income from Operations.  Income from operations increased by $261,000, or 115.5%, to $487,000 for the three months ended September 30, 2011, as compared to $226,000 for the three months ended September 30, 2010.  The increase in income from operations was due to a decrease in selling, general and administrative expenses of $344,000 and a decrease in depreciation and amortization of $34,000, partially offset by a decrease in gross profit of $117,000.

Income from operations decreased by $1,204,000, or 70.5%, to $504,000 for the nine months ended September 30, 2011, as compared to $1,708,000 for the nine months ended September 30, 2010.  The decrease in income from operations was due to a decrease in gross profit of $2,184,000, partially offset by a decrease in selling, general and administrative expenses of $969,000 and a decrease in depreciation and amortization of $11,000.

Equity in Income of Unconsolidated Affiliates.  For the three months ended September 30, 2011, we recorded equity in income of unconsolidated affiliates of $134,000, as compared to $90,000 for the same period of 2010.  For the nine months ended September 30, 2011, we recorded equity in income of unconsolidated affiliates of $368,000, as compared to $262,000 for the same period of 2010.

Alpha Pro Tech, Ltd.

Net Gain on Sales of Assets.  On February 8, 2011, we entered into an asset purchase agreement to sell our line of pet beds and, on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell our line of medical bed pads.  As consideration for the acquired assets, we received $235,000, which was comprised of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non-inventory assets and goodwill. The net gain from these two transactions was $41,000.  In addition, we signed a three year non-compete agreement that covers these product lines.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended September 30, 2011 was $628,000, compared to income before provision for income taxes of $321,000 for the three months ended September 30, 2010, representing an increase of $307,000, or 95.6%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $261,000, an increase of $44,000 in equity in income of unconsolidated affiliates and an increase in net interest income of $2,000.

Income before provision for income taxes for the nine months ended September 30, 2011 was $935,000, compared to income before provision for income taxes of $1,990,000 for the nine months ended September 30, 2010, representing a decrease of $1,055,000, or 53.0%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $1,204,000, partially offset by an increase of $106,000 in equity in income of unconsolidated affiliates, an increase in net interest income of $2,000 and a net gain on sales of assets of $41,000.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2011 was $242,000, compared to provision for income taxes of $127,000 for the same period of 2010.  The estimated effective tax rate was 38.5% for the three months ended September 30, 2011, compared to 39.6% for the same period in 2010.

The provision for income taxes for the nine months ended September 30, 2011 was $357,000, compared to provision for income taxes of $738,000 for the same period of 2010.  The estimated effective tax rate was 38.2% for the nine months ended September 30, 2011, compared to 37.1% for the same period in 2010.

Net Income.  Net income for the three months ended September 30, 2011 was $386,000, compared to net income of $194,000 for the three months ended September 30, 2010, an increase of $192,000, or 99.0%. The net income increase was primarily due to an increase in income before provision for income taxes of $307,000, partially offset by an increase in income taxes of $115,000.  Net income as a percentage of sales for the three months ended September 30, 2011 was 3.8%, and net income as a percentage of sales for the same period of 2010 was 1.9%.  Basic and diluted income per common share for the three months ended September 30, 2011 was $0.02, and basic and diluted income per common share for the same period of 2010 was $0.01.

Net income for the nine months ended September 30, 2011 was $578,000, compared to net income of $1,252,000 for the nine months ended September 30, 2010, a decrease of $674,000, or 53.8%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,055,000, partially offset by a decrease in income taxes of $381,000.  Net income as a percentage of sales for the nine months ended September 30, 2011 was 2.0%, and net income as a percentage of sales for the same period of 2010 was 3.8%.  Basic and diluted income per common share for the nine months ended September 30, 2011 was $0.03, and basic and diluted income per common share for the same period of 2010 was $0.06.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalents of $7,218,000 and working capital of $29,753,000, representing a slight decrease in working capital of 0.3%, or $76,000, since December 31, 2010.  As of September 30, 2011, our current ratio was 30:1, compared to 39:1 as of December 31, 2010.  Cash and cash equivalents increased by 35.8%, or $1,902,000, to $7,218,000 as of September 30, 2011, compared to $5,316,000 as of December 31, 2010.  The increase in cash and cash equivalents was due to cash provided by operating activities of $2,760,000, partially offset by cash used in financing activities of $854,000 and cash used in investing activities of $4,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of September 30, 2011, the prime interest rate was 3.25%.  This credit line expires in May 2012.  Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2011.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2011, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $2,760,000 for the nine months ended September 30, 2011, compared to net cash used in operating activities of $3,980,000 for the nine months ended September 30, 2010.  The net cash provided by operating activities of $2,760,000 for the nine months ended September 30, 2011 was due to net income of $578,000, adjusted by the following: an increase in amortization of share-based compensation expense of $218,000, an increase of depreciation and amortization of $616,000, a decrease in deferred income taxes of $119,000, the gain on the sale of the pet bed and medical bed pad line of $41,000, an increase in equity in income of unconsolidated affiliates of $368,000, an increase in accounts receivable of $978,000, a decrease in inventory of $2,931,000, an increase in prepaid expenses and other current assets of $310,000 and an increase in accounts payable and accrued liabilities of $233,000.

Accounts receivable increased by $978,000, or 25.6%, to $4,794,000 as of September 30, 2011 from $3,816,000 as of December 31, 2010.  The increase in accounts receivable was primarily related to increased sales in the third quarter of 2011, as compared to the fourth quarter of 2010, as well as strong sales in the latter part of the third quarter of 2011.  The number of days of sales outstanding as of September 30, 2011 was 44 days, compared to 33 days as of December 31, 2010.

Inventory decreased by $3,112,000, or 18.0%, to $14,206,000 as of September 30, 2011 from $17,318,000 as of December 31, 2010.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $2,061,000, or 30.5%, to $4,697,000 as of September 30, 2011.  Inventory for the Infection Control segment decreased by $731,000, or 15.8%, to $3,906,000 as of September 30, 2011.  In addition, inventory for the Building Supply segment decreased by $320,000, or 5.4%, to $5,603,000 as of September 30, 2011.  From a cash flow perspective, the inventory net change of $2,931,000 is comprised of the balance sheet inventory net change of $3,112,000, less the $181,000 of inventory sold through the sale of the pet bed and medical bed pad lines.

Prepaid expenses and other current assets increased by $310,000, or 8.3%, to $4,029,000 as of September 30, 2011 from $3,719,000 as of December 31, 2010.  The increase was primarily due to an increase in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of September 30, 2011 increased by $233,000, or 29.8%, to $1,016,000 from $783,000 as of December 31, 2010.  The change was primarily due to an increase in accrued liabilities of $211,000 and an increase in trade payables of $22,000.  Accrued liabilities for the nine months ended September 30, 2011 increased as follows: accrued payroll expenses increased by $70,000, rebates and other increased by $12,000 and commission and bonus accrual increased by $142,000, partially offset by a decrease in accrued professional fees of $13,000.

Net cash used in investing activities was $4,000 for the nine months ended September 30, 2011, compared to net cash used in investing activities of $1,028,000 for the same period of 2010.  Our investing activities for the nine months ended September 30, 2011 consisted primarily of the purchase of property and equipment of $236,000 and the purchase of intangible assets of $3,000, partially offset by cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, compared to the purchase of property and equipment of $1,024,000 and the purchase of intangible assets of $4,000 for the same period of 2010.

Alpha Pro Tech, Ltd.

Net cash used in financing activities was $854,000 for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $6,000 for the same period of 2010.  Our net cash used in financing activities for the nine months ended September 30, 2011 was due to $857,000 for the repurchase of common stock and $13,000 for excess tax benefit related share-based compensation, partially offset by the proceeds of $16,000 from the exercise of stock options.  Our net cash provided by financing activities for the nine months ended September 30, 2010 was due to the proceeds from the exercise of stock options.

In February 2010, the Company announced an expansion of $2.0 million to its existing stock repurchase plan.  As of September 30, 2011, we had $2,005,000 available for additional stock purchases under our repurchase program.  For the three months ended September 30, 2011 we repurchased 620,665 shares of common stock at a cost of $728,000.  For the nine months ended September 30, 2011 we repurchased 730,428 shares of common stock at a cost of $857,000.  As of September 30, 2011, we had repurchased a total of 6,924,228 shares of common stock at a cost of $8,515,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years ending after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings or the consolidated financial position for the periods presented.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The application of ASU No. 2010-13 did not have a significant impact on the consolidated earnings or the consolidated financial position for the periods presented.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the consolidated earnings or the consolidated financial position of the Company.

Alpha Pro Tech, Ltd.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the fair value of a reporting unit is less that its carrying amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this guidance is not anticipated to have a significant impact on the consolidated earnings or the consolidated financial position of the Company.

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

We do not expect any significant effect on our consolidated results of operations from inflation, interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1-31, 2011	159,861	$1.19	159,861	$ 2,541,000
August 1-31, 2011	194,808	$1.10	194,808	$ 2,325,000
September 1-30, 2011	265,996	$1.19	265,996	$ 2,005,000
Total	620,665	$1.16	620,665	$ 2,005,000

(1) On February 8, 2010, the Company announced that the Board of Directors had authorized a $2.0 million expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $10,520,000 of its common stock.

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

ALPHA PRO TECH, LTD.

DATE:	November 10, 2011	BY: /s/Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	November 10, 2011	BY: /s/Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer