Form 10-K
period 2011-12-31
ALPHA PRO TECH LTD
filed 2012-03-15
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2011
     or

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 01-15725
_________________________

ALPHA PRO TECH, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1009183
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

60 Centurian Drive, Suite 112, Markham, Ontario, L3R 9R2
(Address of Principal Executive Offices, including zip code)

Registrant's telephone number, including area code:  905-479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                                                                                 Name of each exchange on which registered
Common Shares, Par Value $.01 Per Share                                                                                                            NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__   No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __  No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011, was $22,077,000.

As of February 28, 2012, the registrant had outstanding 21,087,188 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be held on June 5, 2012 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements

Special Note Regarding Smaller Reporting Company Status

Item 1.	Business
General
Business
Products
Markets
Distribution
Financial Information about Geographic Areas
Manufacturing
Competition
Regulatory Requirements
Patents and Trademarks
Employees
Available Information

Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV:

Item 15.	Exhibits and Financial Statement Schedules

Signatures

Exhibit Index

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company filed with the Securities and Exchange Commission (“SEC”).  All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” which reflect the current views of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. These and many other factors could affect Alpha Pro Tech, Ltd.’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2011.  As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Form 10-K.  Where information is being omitted or scaled in this Form 10-K based on our smaller reporting company status, we have made a special notation herein.

Item 1.  Business.

GENERAL

ALPHA PRO TECH, LTD. (“Alpha Pro Tech” or the “Company” or “we,” “our” or “us”) is the parent company of Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc.  The Company was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983.  Our executive offices are located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654.  Our website is located at www.alphaprotech.com.

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2011. According to the disclosure requirements for smaller reporting companies, the Company has included in the consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, shareholders’ equity and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets through our wholly owned subsidiary, Alpha Pro Tech, Inc. We also manufacture a line of building supply construction weatherization products through our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

Our products are grouped into three business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; (2) the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and (3) the Infection Control segment, consisting of face masks and eye shields ( and that previously included a line of medical bed pads and pet beds, which line was sold during the first quarter of 2011).  All financial information presented herein reflects the current segmentation.

On February 8, 2011, the Company entered into an asset purchase agreement with an Oklahoma limited liability company to sell the Company’s line of pet beds, and, on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell the Company’s line of medical bed pads.  The Company received cash proceeds for its inventory (at cost), plus additional consideration for goodwill.  In addition, the Company entered into a three year non-compete agreement.

Our principal strategy focuses on developing, producing and marketing differentiated, innovative high value products that protect people, products and environments.  Our key sales growth strategies are based on a strategy of communicating directly with end users and developing innovative products to suit individual end users’ needs.

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

PRODUCTS

Our principal products are grouped into three business segments:

Building Supply:
•    Housewrap
•    Synthetic roof underlayment

Disposable Protective Apparel:
•    Shoecovers
•    Bouffant caps
•    Gowns
•    Coveralls
•    Lab coats
•    Frocks

Infection Control:
•    Face masks
•    Eye shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products; namely, housewrap and synthetic roof underlayment.  This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these two construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as offering cost reduction.  The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the home owner, years of lower energy consumption.  REX™ Wrap and REX™ Wrap Plus are woven and coated polypropylene micro perforated weather resistant barrier, and REX™ Wrap Fortis is a highly engineered composite made up of a high-strength woven fabric, a monolithic breather film and a non-woven sheet, offering a high-strength non-perforated membrane.

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.

These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India.

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products.  The vast majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico.  Certain proprietary products are made using materials supplied by us.

Infection Control

The Infection Control segment includes face masks and eye shields.  Our face masks come in a wide variety of filtration efficiencies and styles.  Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection.  The term "blow-by" is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask.  Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.  One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch® feature is the “N-95 Particulate Respirator face mask,” which was recommended by the Center for Disease Control and Prevention (“CDC”) to combat the spread of the H1N1 Influenza A pandemic in 2009.

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

MARKETS

Our products are sold to the following markets: construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and disposable protective apparel and infection control products (masks and shields) are sold to the industrial market, cleanroom market and medical and dental markets.

Our target markets are construction building supply and roofing distributors, pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors.

DISTRIBUTION

We rely primarily on a network of independent distributors for the sale of our products.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  Appropriate levels of inventories are maintained to supply distributors on a timely basis.  From time to time, we will stockpile inventory for periods of unusual high demand. For example, we are currently carrying stockpiled inventory of our N-95 Particulate respirator face mask that was recommended by the CDC for protection against the H1N1 Influenza A pandemic in 2009.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two fiscal years.  All numbers have been rounded to the nearest thousand with the exception of share data.

	Years Ended December 31,
	2011	2010

Net sales by geographic region
United States	$36,983,000	$39,998,000
International	1,519,000	1,892,000

Consolidated total net sales	$38,502,000	$41,890,000

The following table summarizes the location of the Company’s long-lived assets by geographic region for the Company’s last two fiscal years.

	December 31,
	2011	2010
Long-lived assets by geographic region
United States	$3,122,000	$3,573,000
International	514,000	589,000

Consolidated total long-lived assets	$3,636,000	$4,162,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2011 and 2010, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated total net sales.

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. (Building Supply segment), which manufactures and distributes a line of construction weatherization products, primarily housewrap and synthetic roof underlayment, is located in a 165,400 square foot facility at 301 South Blanchard Street, Valdosta, Georgia.  The supply of the housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest, as discussed below.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state.  The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony has three facilities in India.  The first facility is a 102,000 square foot building for the manufacturing of housewrap and synthetic roof underlayment.  There is a 71,500 square foot building that manufactures coated material and sews proprietary disposable protective apparel.  There is also a 16,000 square foot facility that sews proprietary disposable protective apparel.

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

Certain proprietary products are made using materials supplied by us.  We do not anticipate any problems with respect to the sources and availability of these proprietary materials needed to produce our products.  Our business is not subject to significant seasonal considerations.  It is necessary for us to have adequate raw materials and finished inventory in stock.

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

VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products.  Our products are, however, subject to prescribed "good manufacturing practices" as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such "good manufacturing practices."  We are marketing an N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and that has been approved by the National Institute for Occupational Safety and Health (“NIOSH”).  This product is designed to help prevent the inhalation of the tuberculosis bacteria.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other foreign countries.  At present, we have 18 United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments.  We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 1 to 14 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 29, 2012, we had 110 employees, including 18 employees at our principal executive office in Markham, Ontario, Canada; 13 employees at our facemask production facility in Salt Lake City, Utah; 23 employees at our Disposable Apparel cutting, warehouse and shipping facility in Nogales, Arizona; 32 employees at our Building Supply segment facility in Valdosta, Georgia; 16 employees on our sales and marketing team, located in various areas throughout the United States; and 8 employees in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such report with the SEC.  These reports are also available on the SEC’s website (http://www.sec.gov).  The past two years of news releases also are made available on our website.  In addition, we provide electronic or paper copies of our filings free of charge upon request.

The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

Making or continuing an investment in common stock issued by the Company involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company.  Additional risks and uncertainties also could adversely affect our business and our results.  If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment.  Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Global economic conditions could adversely affect the Company’s business and financial results.

Unfavorable economic conditions, including the impact of recessions and general economic downturns in the United States and throughout the world, may negatively affect the Company’s business and financial results.  These economic conditions could negatively impact (i) demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis from certain customers and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services.  A prolonged recession could result in decreased revenue, margins and earnings.

The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.

Our operating results could be negatively affected by the loss of revenue from a few large customers.  Our customers are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time.  We are subject to the risk of losing large customers or incurring significant reductions in sales to these customers.

We rely on suppliers and contractors, and our business could be seriously harmed if these suppliers and contractors are not able to meet our requirements.

We also rely on a limited number of suppliers and contractors for our Disposable Protective Apparel and Building Supply segments.  If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term.

There are risks associated with international manufacturing that could have a significant effect on our business.

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

We expect that subcontracting the manufacture of some products in Asia will represent a significant portion of our product sales, but we cannot be certain that we will be able to maintain our subcontracting at current levels.  If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected.  International manufacturing is subject to a number of risks, including the following:

•	changes in foreign government regulations and technical standards;

•	difficulty of protecting intellectual property;

•	requirements or preferences of foreign nations for the manufacture of domestic products;

•	fluctuations in currency exchange rates relative to the U.S. dollar; and

•	political and economic instability.

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

If we do not compete successfully with respect to these or other companies, it could materially adversely affect our business, results of operations and financial condition.

The Company’s results are affected by competitive conditions and customer preferences.

Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases; and (iv) changes in customers’ preferences for our products, including the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products.

The Company’s growth objectives are largely dependent on the timing and market acceptance of its new product offerings, including its ability to continually renew its pipeline of new products and to bring those products to market.

This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection or gain market acceptance of new products.  There are no guarantees that new products will prove to be commercially successful.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers and expose the Company to liability, which could adversely impact the Company’s business and reputation.

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities.  Additionally, the Company collects and stores sensitive data, including proprietary business information.  Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events.  Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict.  Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law.  A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile.  In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

•	general economic and business conditions;
•	changing market conditions in the industries that we serve;
•	monetary and fiscal policies, laws and regulations and other activities of the government, agencies and similar organizations;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet analyst predictions and projections;
•	cost and other effects of legal and administrative proceedings, claims, settlements and judgments;
•	additions or departures of key personnel;
•	announcements of innovations or new services by us or our competitors;
•	our sales of common stock or other securities in the future; and
•	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Item 1B.  Unresolved Staff Comments.

N/A.

Item 2.  Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2.  The approximate monthly rent is $7,000 for 4,200 square feet under a lease expiring February 28, 2015.  Working out of the principal executive office are the President, Alexander W. Millar, Chief Executive Officer, Sheldon Hoffman, and Chief Financial Officer, Lloyd Hoffman.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia.  The monthly rent is $36,000 for 165,400 square feet.  The lease expires on April 30, 2020.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rent is $17,000 for 60,000 square feet.  This lease expires on December 31, 2013.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rent is $16,000 for 34,500 square feet.  This lease expires on July 31, 2013.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

Item 3.  Legal Proceedings.

There are no pending legal proceedings against the Company.

Item 4.  Mine Safety Disclosures.

N/A

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE Amex LLC (formerly the American Stock Exchange) (the “NYSE Amex”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE Amex.

		Low	High

2010	First Quarter	$2.30	$4.72
	Second Quarter	1.75	2.51
	Third Quarter	1.42	2.10
	Fourth Quarter	1.50	2.02

2011	First Quarter	$1.30	$1.87
	Second Quarter	1.10	1.41
	Third Quarter	1.01	1.29
	Fourth Quarter	0.93	1.28

2012	First Quarter	$1.21	$1.52
( Through February 28, 2012)

As of February 28, 2012, there were 238 shareholders of record, and approximately 5,900 beneficial owners.

DIVIDEND POLICY

The holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof.  The Company has never declared or paid any dividends on any of its outstanding shares of common stock.  It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company.  Consequently, the Company has no current intention to pay cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2011.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 1-31, 2011	211,400	$1.15	211,400	$ 1,760,000
November 1-30, 2011	165,049	$1.19	165,049	$ 1,562,000
December 1-31, 2011	207,901	$1.20	207,901	$ 1,310,000
Total	584,350	$1.18	584,350	$ 1,310,000

(1)
On February 8, 2010, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $10,520,000 of common stock.

UNREGISTERED SALES OF EQUITY AND SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Annual Report on Form 10-K.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors.  These and many other factors could affect Alpha Pro Tech’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, Ltd. or on its behalf.

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2011.  As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

Inventories:  Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand, if necessary.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock Based Compensation:  Alpha Pro Tech accounts for stock based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation(“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

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

Our products are grouped into three business segments:  the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and the Infection Control segment, consisting of face masks and eye shields.  All financial information presented herein reflects the current segmentation.

Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing and medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, and construction, building supply and roofing distributors.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	2011	2010
Net sales	100.0%	100.0%
Gross profit	36.5%	39.2%
Selling, general and administrative expenses	32.0%	33.0%
Income from operations	2.4%	4.2%
Income before provision for income taxes	3.8%	5.0%
Net income	2.4%	3.1%

Fiscal 2011 Compared to Fiscal 2010

Sales. Consolidated sales for the year ended December 31, 2011 decreased to $38,502,000, from $41,890,000, for the year ended December 31, 2010, representing a decrease of $3,388,000, or 8.1%.  This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $3,904,000 and decreased sales in the Infection Control segment of $1,706,000, partially offset by increased sales in the Building Supply segment of $2,222,000.

Building Supply segment sales for the year ended December 31, 2011 increased by $2,222,000, or 11.5%, to $21,598,000, as compared to $19,376,000 for the same period of 2010.  The segment increase of 11.5% was primarily due to an 11.9% increase in sales of REX™ SynFelt synthetic roof underlayment and a 10.1% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for each of the years ended December 31, 2011 and 2010 was 69% for synthetic roof underlayment and 31% for housewrap.

Our product offering will continue to evolve in 2012.  The launch of our ICC-ES (ICC Evaluation Service) approved REX™ Wrap Fortis non-perforated breathable housewrap has been slower than anticipated, but the product is expected to start contributing more significantly to the sales line during 2012.  The non-perforated breathable housewrap market accounts for the majority of the total housewrap market, and this new product is expected to increase our housewrap sales and market share.  We also expect to launch an economy version of our synthetic roof underlayment in the first quarter of 2012 to capture market share in the lower end of the synthetic roof underlayment market.

Our distribution channel strategy continues to strengthen, providing optimism about the future of the Building Supply segment.  We feel that we are in a good position to capitalize on growth opportunities for our REX™ SynFelt synthetic roof underlayment as the market continues to evolve from felt paper to synthetic roof underlayment.  In addition, our REX™ Wrap housewrap, a high-quality, multi-color printed housewrap, gives us a distinct competitive advantage in the marketplace, and, as a result, our revenue has grown year over year even during the current weak building market and difficult economic times.  We believe that, when the housing market starts to rebound, we will be in a good position to benefit from the significant growth opportunities.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2011 decreased by $3,904,000, or 23.7%, to $12,558,000, compared to $16,462,000 for the same period of 2010.  The decrease was primarily due to a decline in sales of disposable protective apparel to our former largest distributor, partially offset by a 13.6% increase in sales to our major international supply chain partner.  In addition, sales to this partner’s end users were up 34% in 2011, demonstrating a strong demand for our products.

With the decision to transition away from our former largest distributor as the sole distributor of our Critical Cover® protective apparel product line and to utilize a more diversified, broader, global distribution strategy, we believe that we will grow other channels in our market space, which will be beneficial to the Company in the long term.

Infection Control segment sales for the year ended December 31, 2011 decreased by $1,706,000, or 28.2%, to $4,346,000, compared to $6,052,000 for the same period of 2010.  Mask sales were down by 28.2%, or $1,128,000, to $2,874,000, shield sales were down by 3.1%, or $44,000, to $1,372,000, and medical bed pad and pet bed sales were down by 84.2%, or $534,000, to $100,000, compared to the year ended December 31, 2010.

The overall mask sales decrease for 2011 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, as well as a decline in medical mask sales.

On February 8, 2011, the Company entered into an asset purchase agreement to sell its line of pet beds and, on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell its line of medical bed pads.  Both of the transactions were executed in the three months ended March 31, 2011.

Gross Profit.  Gross profit decreased by $2,376,000, or 14.5%, to $14,046,000 for the year ended December 31, 2011 from $16,422,000 for the same period in 2010.  The gross profit margin was 36.5% for the year ended December 31, 2011, compared to 39.2% for the same period of 2010.

Gross profit margin for 2011 was affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Building Supply segment sales comprised 56.1% of total sales for the year ended December 31, 2011, compared to 46.3% for the same period of 2010.  For the year ended December 31, 2011, gross profit margin in the Disposable Protective Apparel segment was down as compared to the same period of 2010 due to competitive pricing pressures from our former largest distributor.  Management expects overall gross margin to be approximately 36% going forward.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $1,516,000, or 11.0%, to $12,323,000 for the year ended December 31, 2011 from $13,839,000 for the year ended December 31, 2010.  As a percentage of net sales, selling, general and administrative expenses decreased to 32.0% for the year ended December 31, 2011 from 33.0% for the same period in 2010.

The change in expense by segment was as follows: Disposable Protective Apparel was down $635,000, or 17.6%, Infection Control was down $583,000, or 41.1%, and Building Supply was up by $104,000, or 2.5%.  The remaining change primarily consisted of a $402,000 decrease in corporate unallocated expenses.

The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  The Chief Executive Officer and President voluntarily decided to forgo their bonuses for 2011 and 2010.  No executive bonuses were accrued for the years ended December 31, 2011 and 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $26,000, or 3.1%, to $818,000 for the year ended December 31, 2011 from $844,000 for the same period in 2010.

Income from Operations.  Income from operations decreased by $834,000, or 48.0%, to $905,000 for the year ended December 31, 2011, as compared to income from operations of $1,739,000 for the year ended December 31, 2010.  The decrease in income from operations was due to a decrease in gross profit of $2,376,000, partially offset by a decrease in selling, general and administrative expenses of $1,516,000 and a decrease in depreciation and amortization of $26,000.

Equity in Income of Unconsolidated Affiliates.  For the year ended December 31, 2011, we recorded equity in income of unconsolidated affiliates of $494,000, as compared to $317,000 for the same period of 2010.

Income before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2011 was $1,481,000, compared to $2,081,000 for the year ended December 31, 2010, representing a decrease of $600,000, or 28.8%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $834,000, partially offset by an increase of $177,000 in equity in income of unconsolidated affiliates, an increase in net interest income of $16,000 and a net gain on sales of assets of $41,000.

Provision for Income Taxes.  The provision for income taxes for the year ended December 31, 2011 was $548,000, compared to $780,000 for the same period of 2010.  The estimated effective tax rate was 37.0% for the year ended December 31, 2011, compared to 37.5% for the same period in 2010.  Management expects the effective tax rate to be approximately 37% going forward.

Net Income.  Net income for the year ended December 31, 2011 was $933,000, compared to net income of $1,301,000 for the year ended December 31, 2010, a decrease of $368,000, or 28.3%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $600,000, partially offset by a decrease in income taxes of $232,000.  Net income as a percentage of sales for the year ended December 31, 2011 and 2010 was 2.4% and 3.1%, respectively.  Basic earnings per common share for the years ended December 31, 2011 and 2010 was $0.04 and $0.06, respectively.  Diluted earnings per common share for the years ended December 31, 2011 and 2010 was $0.04 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalents of $7,503,000 and working capital of $29,738,000, representing a slight decrease in working capital of 0.3%, or $91,000, since December 31, 2010.  As of December 31, 2011, our current ratio was 35:1, compared to 39:1 as of December 31, 2010.  Cash and cash equivalents increased by 41.1%, or $2,187,000, to $7,503,000 as of December 31, 2011, compared to $5,316,000 as of December 31, 2010.  The increase in cash and cash equivalents was due to cash provided by operating activities of $3,766,000, partially offset by cash used in financing activities of $1,537,000 and cash used in investing activities of $42,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of December 31, 2011, the prime interest rate was 3.25%.  This credit line expires in May 2012.  Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2011.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2011, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $3,766,000 for the year ended December 31, 2011, compared to net cash used in operating activities of $3,441,000 for the year ended December 31, 2010.  The net cash provided by operating activities of $3,766,000 for the year ended December 31, 2011 was due to net income of $933,000, adjusted by the following: amortization of share-based compensation expense of $268,000, depreciation and amortization of $818,000, an increase in deferred income taxes of $55,000, the gain on the sale of the pet bed and medical bed pad line of $41,000, equity in income of unconsolidated affiliates of $494,000, an increase in accounts receivable of $909,000, a decrease in inventory of $1,571,000, a decrease in prepaid expenses of $1,476,000 and an increase in accounts payable and accrued liabilities of $89,000.

Accounts receivable increased by $909,000, or 23.8%, to $4,725,000 as of December 31, 2011 from $3,816,000 as of December 31, 2010.  The increase in accounts receivable was primarily related to increased sales in the latter part of the fourth quarter of 2011, as compared to the same period of 2010.  Also, extended payment terms were given to most Building Supply segment sales in November and December to remain competitive, as our competition offers these extended payment terms as well.  The number of days of sales outstanding as of December 31, 2011, calculated by using an average of accounts receivable outstanding for the year end dates, was 41 days, compared to 54 days as of December 31, 2010.   The decrease is largely attributable to the relatively large outstanding receivable balance as of December 31, 2009.

Inventory decreased by $1,752,000, or 10.1%, to $15,566,000 as of December 31, 2011 from $17,318,000 as of December 31, 2010.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $2,148,000, or 31.8%, to $4,610,000 as of December 31, 2011.  Inventory for the Infection Control segment decreased by $817,000, or 17.6%, to $3,820,000 as of December 31, 2011.  In addition, inventory for the Building Supply segment increased by $1,213,000, or 20.5%, to $7,136,000 as of December 31, 2011.  From a cash flow perspective, the inventory net change of $1,571,000 is comprised of the balance sheet inventory net change of $1,752,000, less the $181,000 of inventory sold through the sale of the pet bed and medical bed pad lines.

Prepaid expenses decreased by $1,476,000, or 39.7%, to $2,243,000 as of December 31, 2011 from $3,719,000 as of December 31, 2010.  The decrease was primarily due to a decrease in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of December 31, 2011 increased by $88,000, or 11.2%, to $871,000 from $783,000 as of December 31, 2010.  The change was primarily due to an increase in trade payables of $215,000, partially offset by a decrease in accrued liabilities of $127,000.

Net cash used in investing activities was $42,000 for the year ended December 31, 2011, compared to net cash used in investing activities of $1,143,000 for the same period of 2010.  Our investing activities for the year ended December 31, 2011 consisted primarily of the purchase of property and equipment of $269,000 and the purchase of intangible assets of $8,000, partially offset by cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, compared to the purchase of property and equipment of $1,134,000 and the purchase of intangible assets of $9,000 for the same period of 2010.

Net cash used in financing activities was $1,537,000 for the year ended December 31, 2011, compared to net cash provided by financing activities of $147,000 for the same period of 2010.  Our net cash used in financing activities for the year ended December 31, 2011 was due to the payment of $1,553,000 for the repurchase of common stock, partially offset by the proceeds of $16,000 from the exercise of stock options.  Our net cash provided by financing activities for the year ended December 31, 2010 was due to the proceeds of $6,000 from the exercise of stock options, income tax benefit from stock options exercised of $5,000 and the excess tax benefit related to share-based compensation of $136,000.

As of December 31, 2011, we had $1,310,000 available for additional stock purchases under our stock repurchase program.  For the year ended December 31, 2011, we repurchased 1,314,778 shares of common stock at a cost of $1,553,000.  As of December 31, 2011, we had repurchased a total of 7,508,578 shares of common stock at a cost of $9,211,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding levels of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years ended after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position for the periods presented.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The adoption of ASU No. 2010-13 did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position for the periods presented.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India.  In addition, our principal executive office, with 18 employees, is located in Canada.  We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S dollars.  In addition, all sales transactions are in U.S. dollars.  In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

 • provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2011, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.

We have audited the accompanying consolidated balance sheet of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.   Our audit also included the 2011 information included in the financial statement schedule listed in the index to the consolidated financial statements.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2011 consolidated financial statements and the 2011 information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  In addition, in our opinion, the 2011 information included in the financial statement schedule listed in the index to the consolidated financial statements, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Tanner LLC

Salt Lake City, Utah
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alpha Pro Tech, Ltd.

We have audited the accompanying consolidated balance sheet of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  Our audit also included the 2010 financial statement schedule listed in the index to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the 2010 consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and its subsidiaries as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  In addition, in our opinion, the 2010 financial statement schedule listed in the index to the consolidated financial statements, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Mayer Hoffman McCann P.C.

Salt Lake City, Utah
March 16, 2011

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,503,000	$5,316,000
Accounts receivable, net of allowance for doubtful accounts of $54,000 and $77,000 as of December 31, 2011 and 2010, respectively	4,725,000	3,816,000
Inventories	15,566,000	17,318,000
Prepaid expenses	2,243,000	3,719,000
Deferred income taxes	572,000	443,000
Total current assets	30,609,000	30,612,000

Property and equipment, net	3,636,000	4,162,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	135,000	164,000
Equity investments in and advances to unconsolidated affiliates	2,435,000	1,941,000
Total assets	$36,870,000	$36,934,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$702,000	$487,000
Accrued liabilities	169,000	296,000
Total current liabilities	871,000	783,000

Deferred income taxes	823,000	639,000
Total liabilities	1,694,000	1,422,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 21,122,840 and 22,424,285 shares outstanding as of December 31, 2011 and 2010, respectively	211,000	224,000
Additional paid-in capital	22,248,000	23,504,000
Retained earnings	12,717,000	11,784,000
Total shareholders' equity	35,176,000	35,512,000
Total liabilities and shareholders' equity	$36,870,000	$36,934,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Years Ended December 31,
	2011	2010

Net sales	$38,502,000	$41,890,000

Cost of goods sold, excluding depreciation and amortization	24,456,000	25,468,000
Gross profit	14,046,000	16,422,000

Operating expenses:
Selling, general and administrative	12,323,000	13,839,000
Depreciation and amortization	818,000	844,000
Total operating expenses	13,141,000	14,683,000

Income from operations	905,000	1,739,000

Other income:
Equity in income of unconsolidated affiliates	494,000	317,000
Net gain on sales of assets	41,000	-
Interest, net	41,000	25,000
Total other income	576,000	342,000

Income before provision for income taxes	1,481,000	2,081,000

Provision for income taxes	548,000	780,000

Net income	$933,000	$1,301,000

Basic earnings per common share	$0.04	$0.06

Diluted earnings per common share	$0.04	$0.06

Basic weighted average common shares outstanding	22,077,905	22,424,038

Diluted weighted average common shares outstanding	22,077,905	22,685,154

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance as of January 1, 2010	22,419,285	$224,000	$23,164,000	$10,483,000	$33,871,000
Options exercised	5,000	-	6,000	-	6,000
Income tax benefit from stock options exercised	-	-	5,000	-	5,000
Excess tax benefit related to share-based compensation	-	-	136,000	-	136,000
Share-based compensation expense			193,000		193,000
Net income	-	-	-	1,301,000	1,301,000

Balance as of December 31, 2010	22,424,285	224,000	23,504,000	11,784,000	35,512,000
Options exercised	13,333	-	16,000	-	16,000
Common stock repurchased and retired	(1,314,778)	(13,000)	(1,540,000)	-	(1,553,000)
Share-based compensation expense	-	-	268,000	-	268,000
Net income	-	-	-	933,000	933,000

Balance as of December 31, 2011	21,122,840	$211,000	$22,248,000	$12,717,000	$35,176,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$933,000	$1,301,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	268,000	193,000
Proceeds from dividends from equity investments in unconsolidated affiliates	-	77,000
Depreciation and amortization	818,000	844,000
Equity in income of unconsolidated affiliates	(494,000)	(317,000)
Deferred income taxes	55,000	(253,000)
Gain on sale of assets	(41,000)	-
Changes in assets and liabilities:
Accounts receivable, net	(909,000)	4,777,000
Inventories	1,571,000	(4,224,000)
Prepaid expenses	1,476,000	(927,000)
Accounts payable and accrued liabilities	89,000	(4,912,000)

Net cash provided by (used in) operating activities	3,766,000	(3,441,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(269,000)	(1,134,000)
Purchase of intangible assets	(8,000)	(9,000)
Proceeds from sale of assets	235,000	-

Net cash used in investing activities	(42,000)	(1,143,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	16,000	6,000
Repurchase of common stock	(1,553,000)	-
Income tax benefit from stock options exercised	-	5,000
Excess tax benefit related to share-based compensation	-	136,000

Net cash (used in) provided by financing activities	(1,537,000)	147,000

Changes in cash and cash equivalents	2,187,000	(4,437,000)

Cash and cash equivalents, beginning of year	5,316,000	9,753,000

Cash and cash equivalents, end of year	$7,503,000	$5,316,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$609,000	$1,365,000

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

The Infection Control segment consists of a line of face masks and eye shields.  It previously included a line of medical bed pads and pet beds, which line was sold during the first quarter of 2011.

The Company’s products are sold under the "Alpha Pro Tech" brand name, and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Alpha Pro Tech, Inc. (“APT”), as well as APT’s wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated.

Events that occurred after December 31, 2011 through the date that these consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these consolidated financial statements.

Periods Presented

All numbers have been rounded to the nearest thousand with the exception of the share data.  The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2011. According to the disclosure requirements for smaller reporting companies, the Company has included in these consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, shareholders’ equity and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about its customers’ current ability to pay.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable product and writes down the difference between the cost of the inventory and the estimated market value based upon assumptions about future sales and supplies on-hand.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and is depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

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

Goodwill and Intangible Assets

The Company accounts for goodwill and definite-lived intangible assets in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC,” “ASC” or “Codification”) 350, Intangibles – Goodwill and Other, (“ASC 350”).  ASC 350 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  As prescribed by ASC 350, goodwill is not amortized, but rather is tested annually for impairment (see Note 5).  ASC 350 also prescribes that intangible assets with finite lives be amortized over their useful lives (see Note 5).  The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset.  The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and, accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2011 and 2010.

Revenue Recognition

For sales transactions, the Company complies with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.

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

The Company accounts for stock-based awards in accordance with FASB ASC 718, Stock Compensation, (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010, there were 60,000 and 995,000 stock options granted, respectively, under the option plan.  The Company recognized $268,000 and $193,000 in share-based compensation expense in its consolidated financial statements for the years ended December 31, 2011 and 2010, respectively, related to issued options.  The Company recognized a tax benefit related to share-based compensation awards of $0 and $5,000 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”).  ASC 740 requires an asset and liability approach for accounting for income taxes.  A valuation allowance is recorded to reduce the carrying amounts of deferred income tax assets unless it is more likely than not that such assets will be realized.  The Company’s policy is to classify any interest and penalties assessed by the Internal Revenue Service as a component of the provision for income taxes.  Additionally, the Company presents taxes assessed by governmental authorities on revenue-producing activities (i.e., sales tax) on a net basis in the accompanying consolidated income statements.

The Company adopted the accounting guidance related to accounting for uncertain tax positions on January 1, 2007.  The Company recognized no additional liability or reduction in deferred income tax assets for uncertain tax benefits.  The Company has evaluated the tax contingencies in accordance with the relevant guidance.  As of December 31, 2011 and 2010, the Company did not have any uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2008.  The Company is not currently under examination in any of its jurisdictions in which it operates.

Earnings Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to common stock equivalents, and “diluted” EPS, which includes all common stock equivalents which are dilutive for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010

Net income (Numerator)	$933,000	$1,301,000

Shares (Denominator):
Basic weighted average common shares outstanding	22,077,905	22,424,038
Add: Dilutive effect of common stock options	-	261,116

Diluted weighted average common shares outstanding	22,077,905	22,685,154

Earnings per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses for the years presented and were not material for the years ended December 31, 2011 and 2010.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company does not have a material foreign currency exposure due to the fact that all purchase agreements with companies in Asia and Mexico are in U.S. dollars.  In addition, all sales transactions are in U.S. dollars.  The Company’s only foreign currency exposure is with its Canadian branch office.  The foreign currency exposure is not material due to the fact that the Company does not manufacture in Canada.  The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada.

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2011 and 2010.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were $43,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a framework for measuring fair value in   GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.

On a quarterly basis, the Company measures at fair value certain financial assets. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets as of December 31, 2011 and 2010 was determined using the following levels of inputs:

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

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market fund - 2011	$831,000	$831,000	-	-
Cash equivalents - money market fund - 2010	$1,911,000	$1,911,000	-	-

The fair value for the money market fund, classified as Level 1, was obtained from a quoted market price.

The fair values of accounts receivable and accounts payable approximate their respective book values as of December 31, 2011 and 2010.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosures About Fair Value Measurements. The amendments in ASU No. 2010-06 require separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding levels of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years ended after December 15, 2010 and for interim periods within those fiscal years. The adoption of the disclosure requirements did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position for the periods presented.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU No. 2010-13”), Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force.  The amendments in ASU No. 2010-13 address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The adoption of ASU No. 2010-13 did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position for the periods presented.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the Company’s consolidated earnings or its consolidated financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this guidance did not to have a significant impact on the Company’s consolidated earnings or its consolidated financial position.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

3.         Inventories

Inventories consisted of the following:

	December 31,
	2011	2010

Raw materials	$8,007,000	$8,536,000
Work in process	3,048,000	1,797,000
Finished goods	4,511,000	6,985,000
	$15,566,000	$17,318,000

4.         Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010

Buildings	$355,000	$355,000
Machinery and equipment	8,968,000	8,847,000
Office furniture and equipment	938,000	948,000
Leasehold improvements	441,000	477,000

	10,702,000	10,627,000
Less accumulated depreciation and amortization	(7,066,000)	(6,465,000)

	$3,636,000	$4,162,000

Depreciation and amortization of property and equipment was $791,000 and $816,000 for the years ended December 31, 2011 and 2010, respectively.

5.        Goodwill and Intangible Assets

In accordance with FASB ASC 350, Intangibles – Goodwill and Other, management evaluates goodwill impairment on an annual basis, and no impairment charge was identified during the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consisted of the following:

	December 31, 2011				December 31, 2010
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	7.0	$466,000	$(331,000)	$135,000	7.0	$470,000	$(306,000)	$164,000

Amortization of intangible assets was $27,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,
2012	$28,000
2013	21,000
2014	19,000
2015	19,000
2016	18,000
Thereafter	30,000
$135,000

6.        Investment in and Advances to Unconsolidated Affiliates

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech) entered into a joint venture with a manufacturer in India for the production of building products.  Under the terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% by Alpha ProTech Engineered Products, Inc. and 58.34% by Maple Industries and Associates.  Alpha ProTech Engineered Products, Inc. contributed $508,000 for its equity position, and Maple Industries and Associates contributed $708,000 for its equity position.

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

The capital from the initial funding, along with a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India.  Harmony currently has three facilities in India, consisting of: (1) a 102,000 square foot building for the manufacturing of housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; and (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel.  All additions have been financed by Harmony with no guarantees from the Company.

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

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials is to be repaid over a six-year term that commenced in July 2006, and any remaining balance is to be paid in the seventh year.  As of December 31, 2011, Harmony has repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company recorded interest receivable of $15,000 as of December 31, 2011 related to the advance.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010, Alpha Pro Tech purchased $13,662,000 and $12,804,000 of inventory, respectively, from Harmony.  For the years ended December 31, 2011 and 2010, the Company recorded equity income in unconsolidated affiliates of $494,000 and $317,000, respectively.  As of December 31, 2011, the Company’s investment in Harmony is $2,435,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliates of $1,587,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.        Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2012.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 as of December 31, 2011.  The credit facility bears interest at prime plus 0.5% (prime rate was 3.25% as of December 31, 2011 and 2010) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment.  Under the terms of the facility, the Company pays a 0.6% unused loan fee annually, which is paid quarterly.

As of December 31, 2011, the Company had no outstanding balance on the line of credit and no other debt.

8.        Shareholders' Equity

Repurchase Program

As of December 31, 2010, the Company had $2,863,000 available for additional purchases under its share repurchase program.  During the year ended December 31, 2011, the Company repurchased and retired 1,315,000 shares of its common stock for $1,553,000.  During the year ended December 31, 2010, the Company did not repurchase or retire any common stock.  As of December 31, 2011, the Company had $1,310,000 available to repurchase common shares under the repurchase plan.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of both incentive stock options and non-qualified stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company and its subsidiaries and affiliated companies, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an additional incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

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

Under the 2004 Plan, approximately 3,110,000 options have been granted as of December 31, 2011.  Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant.  In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the two years ended December 31, 2011 and 2010:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, January 1, 2010	1,571,670	$1.56
Granted to employees and non-employee directors	995,000	1.60
Exercised	(5,000)	1.23
Canceled/expired/forfeited	(20,000)	1.51

Options outstanding, December 31, 2010	2,541,670	1.57
Granted to employees and non-employee directors	60,000	1.15
Exercised	(13,333)	1.23
Canceled/expired/forfeited	(443,334)	1.91

Options outstanding, December 31, 2011	2,145,003	1.49
Options exercisable, December 31, 2011	1,416,670	1.47

Stock options to purchase 2,145,003 and 2,541,670 shares of common stock were outstanding as of December 31, 2011 and 2010, respectively.  All of the stock options were excluded from the computation of the number of dilutive common shares for the year ended December 31, 2011 because their effect would have been anti-dilutive.  There were 261,116 incremental shares included in diluted earnings per common share for the year ended December 31, 2010.

The Company used the Black-Scholes-Merton option-pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The fair values of the share-based payment awards were estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Years Ended December 31,
	2011	2010
Exercise price	$1.15	$1.60
Risk-free interest rate	0.96%	1.49%
Expected volatility	50.30%	52.00%
Expected life in years	4.30	4.30
Black-Scholes-Merton fair value	$0.47	$0.68

(1)	The fair value calculation was based on the stock options granted during the period.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$1.10-$1.98	2,145,000	$1.49	2.64	$0	1,417,000	$1.47	2.11	$0

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $6,000 and $15,000 respectively.

As of December 31, 2011, $389,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average remaining period of 1.95 years.  Cash received from options exercised for the year ended December 31, 2011 was $16,000, as 13,333 options were exercised.

9.        Income Taxes

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2011	2010

Current	$493,000	$1,033,000
Deferred	55,000	(253,000)

	$548,000	$780,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) were comprised of the following:

	December 31,
	2011	2010

Deferred income tax assets:
Foreign tax credits	$92,000	$105,000
Temporary differences:
Inventory reserve	103,000	158,000
Intangible assets	3,000	9,000
State income taxes	(10,000)	8,000
Accrued expenses and inventory	368,000	300,000
Gross deferred income tax assets	556,000	580,000

Deferred income tax liabilities:
Temporary differences:
Property and equipment	(778,000)	(753,000)
State income taxes	(29,000)	(23,000)

Gross deferred tax liabilities	(807,000)	(776,000)

Net deferred income tax liability	$(251,000)	$(196,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2011	2010

Income taxes based on U.S. statutory rate of 34%	$504,000	$708,000
Non-deductible meals and entertainment	4,000	6,000
Domestic manufacturer's deduction	(33,000)	(44,000)
State taxes	32,000	38,000
Other	41,000	72,000

	$548,000	$780,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

10.     Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring on various dates through April 30, 2020.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Future Minimum
Years Ending December 31,	Lease Payments

2012	$922,000
2013	840,000
2014	515,000
2015	449,000
2016	433,000
Thereafter	1,440,000
$4,599,000

Total rent expense under operating leases for the years ended December 31, 2011 and 2010 was $1,059,000 and $1,054,000, respectively.

11.      Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $34,000 and $35,000 for the years ended December 31, 2011 and 2010, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees; however, the Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  No executive bonuses were earned or accrued for the years ended December 31, 2011 and 2010.

12.      Activity of Business Segments

The Company operates through three segments:

Building Supply: consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  The Company’s equity in income of unconsolidated affiliates (Harmony) is included in the total segment income for Building Supply.

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Infection Control: consisting of a line of face masks and eye shields.  This segment previously included lines of medical bed pads and pet beds, which lines were sold during the first quarter of 2011.

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2).  Segment data excludes charges allocated to the principal executive office and the corporate sales/marketing departments and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales for each segment:

	Years Ended December 31,
	2011	2010

Building Supply	$21,598,000	$19,376,000
Disposable Protective Apparel	12,558,000	16,462,000
Infection Control	4,346,000	6,052,000

Consolidated total net sales	$38,502,000	$41,890,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2011	2010

Building Supply	$2,856,000	$2,439,000
Disposable Protective Apparel	1,650,000	2,912,000
Infection Control	1,229,000	1,398,000
Total segment income	5,735,000	6,749,000

Unallocated corporate overhead expenses	(4,254,000)	(4,668,000)
Provision for income taxes	(548,000)	(780,000)
Consolidated net income	$933,000	$1,301,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2011	2010

Net sales by geographic region
United States	$36,983,000	$39,998,000
International	1,519,000	1,892,000

Consolidated total net sales	$38,502,000	$41,890,000

	As of December 31,
Long-lived assets by geographic region
United States	$3,122,000	$3,573,000
International	514,000	589,000

Consolidated total long-lived assets	$3,636,000	$4,162,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2011 and 2010, the Company did not generate sales from any single foreign country that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2011	2010

Disposable Protective Apparel	$640,000	$816,000
Building Supply	2,142,000	2,277,000
Infection Control	971,000	1,173,000
Total segment assets	3,753,000	4,266,000

Unallocated corporate assets	73,000	115,000
Total consolidated assets	$3,826,000	$4,381,000

13.      Concentration of Risk

The Company maintains its cash and cash equivalents in accounts in a number of banks, the balances of which at times may exceed federally insured limits.  The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

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

The Company provides products to customers located primarily in the U.S.  Customers accounting for 10% or more of accounts receivable as of December 31, 2011 and 2010, and 10% or more of revenues for years ended December 31, 2011 and 2010, were as follows:

Accounts receivable:	2011	2010
Customer A	18%	13%
Customer B	16%	14%

Revenues:
Customer A	15%	12%
Customer B	17%	13%
Customer C	*	14%

* The customer accounted for less than 10% as of the date indicated.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

14.      Subsequent Events

The Company has reviewed and evaluated material subsequent events from the consolidated balance sheet date of December 31, 2011 through the consolidated financial statements filing date.  All appropriate subsequent event disclosures, have been included in these Notes to Consolidated Financial Statements.

Alpha Pro Tech, Ltd.

Schedule to Consolidated Financial Statements

Alpha Pro Tech, Ltd. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2011

Allowance for doubtful accounts	$77,000	$-	$-	$23,000	$54,000

Year Ended December 31, 2010

Allowance for doubtful accounts	$65,000	$12,000	$-	$-	$77,000

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
On October 25, 2011, the Company dismissed its independent registered public accounting firm, Mayer Hoffman McCann P.C. (“MHM”), and engaged Tanner LLC (“Tanner”) to serve as the Company’s independent registered public accounting firm.  The dismissal of MHM and the appointment of Tanner were approved by the Company’s Audit Committee.  Tanner reviewed the Company’s quarterly consolidated financial statements beginning with the fiscal quarter ended September 30, 2011 and audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2011.

The reports of MHM on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2010 and 2009 and through October 25, 2011, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused MHM to make reference thereto in its reports on the Company’s consolidated financial statements for such years.  Furthermore, no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the fiscal years ended December 31, 2010 or 2009 and through October 25, 2011.

The Company provided MHM with a copy of the foregoing disclosures and requested that MHM furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not MHM agrees with the statements made by the Company with respect to MHM set forth above, and, if not, stating the respects in which MHM does not agree.  A copy of MHM’s letter was attached as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company on October 31, 2011.

During the Company’s fiscal years ended December 31, 2010 and 2009 and through October 25, 2011, neither the Company, nor anyone on the Company’s behalf, consulted Tanner regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any other matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

As a result of being a smaller reporting company, we are not required to provide an attestation report from our independent registered public accounting firm regarding our internal control over financial reporting.  We have elected to not include such an attestation report in this Annual Report on Form 10-K, which election was approved by the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended December 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  Copies of the Code of Business Conduct and Ethics are available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2012.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2011 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans(c) (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	2,145,000 (1)	$1.49	2,629,000 (2)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2012.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:
Management’s Report on Internal Control over Financial Reporting;
Report of Independent Registered Public Accounting Firm – Tanner LLC;
Report of Independent Registered Public Accounting Firm – Mayer Hoffman McCann P.C.;
Consolidated Balance Sheets – December 31, 2011 and 2010;
Consolidated Income Statements – Years Ended December 31, 2011 and 2010;
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2011 and 2010;
Consolidated Statements of Cash Flows – Years Ended December 31, 2011 and 2010;
Notes to Consolidated Financial Statements – Years Ended December 31, 2011 and 2010;
Schedule II to Consolidated Financial Statements – Years Ended December 31, 2011 and 2010.

(a)(2)	Financial Statement Schedules.

Other than Schedule II Valuation and Qualifying Accounts, the financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable, or the required information is shown in the financial statements or notes thereto, which are incorporated by reference at subsection (a)(1) of this Item above.

(a)(3)&(b)	Exhibits.

The exhibits listed on the Exhibit Index beginning on page 42 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: March 15, 2012	By:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE: March 15, 2012	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

/s/Sheldon Hoffman
Sheldon Hoffman, Chief Executive Officer and Director
                                     (Principal Executive Officer)

/s/Alexander W. Millar
Alexander W. Millar, President and Director

/s/Lloyd Hoffman
Lloyd Hoffman, Chief Financial Officer and Senior Vice President
                               (Principal Financial and Accounting Officer)

/s/Danny Montgomery
Danny Montgomery, Senior Vice President Manufacturing and Director

/s/David B. Anderson
David B. Anderson, Director

/s/David Garcia
David Garcia, Director

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

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10 (r) to Form 10-K/A, filed on April 2 9, 2004 (File No. 001-15725).
16
Letter re: change in certifying accountant from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission dated October 25, 2011, incorporated by reference to Exhibit 16.1 to Form 8-K filed on October 31, 2011 (File No. 001-15725).

21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm-Tanner LLC
23.2	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data File
* Indicates a management contract or compensatory plan or arrangement.