Form 10-Q
period 2012-03-31
ALPHA PRO TECH LTD
filed 2012-05-08
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer___    Accelerated filer ___   Non-accelerated filer ___  Smaller reporting company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2012
Common Stock, $0.01 par value	20,971,490 shares

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Alpha Pro Tech, Ltd.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011 (1)

Assets
Current assets:
Cash and cash equivalents	$5,462,000	$7,503,000
Accounts receivable, net of allowance for doubtful accounts of $54,000 as of March 31, 2012 and December 31, 2011	6,431,000	4,725,000
Inventories	14,858,000	15,566,000
Prepaid expenses	3,260,000	2,243,000
Deferred income tax assets	572,000	572,000
Total current assets	30,583,000	30,609,000

Property and equipment, net	3,793,000	3,636,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	130,000	135,000
Equity investments in and advances to unconsolidated affiliates	2,582,000	2,435,000
Total assets	$37,143,000	$36,870,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$965,000	$702,000
Accrued liabilities	257,000	169,000
Total current liabilities	1,222,000	871,000

Deferred income tax liabilities	823,000	823,000
Total liabilities	2,045,000	1,694,000

Shareholders’ equity:
Common stock, $0.01 par value: 50,000,000 shares authorized; 20,971,490 and 21,122,840 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	210,000	211,000
Additional paid-in capital	22,101,000	22,248,000
Retained earnings	12,787,000	12,717,000
Total shareholders’ equity	35,098,000	35,176,000
Total liabilities and shareholders’ equity	$37,143,000	$36,870,000

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been prepared using information from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.
Condensed Consolidated Income Statements (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales	$9,619,000	$8,945,000

Cost of goods sold	6,194,000	5,672,000

Gross profit	3,425,000	3,273,000

Operating expenses:
Selling, general and administrative	3,250,000	3,382,000
Depreciation and amortization	216,000	243,000
Total operating expenses	3,466,000	3,625,000

Loss from operations	(41,000)	(352,000)

Other income:
Equity in income of unconsolidated affiliate	147,000	127,000
Net gain on sales of assets	-	41,000
Interest, net	6,000	6,000
Total other income	153,000	174,000
Income (loss) before provision for (benefit from) income taxes	112,000	(178,000)

Provision for (benefit from) income taxes	42,000	(66,000)

Net income (loss)	$70,000	$(112,000)

Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
Weighted average common shares outstanding:
Basic	20,988,087	22,434,655
Diluted	20,988,087	22,434,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2011	21,122,840	$211,000	$22,248,000	$12,717,000	$35,176,000
Share-based compensation expense	-	-	57,000	-	57,000
Common stock repurchased and retired	(151,350)	(1,000)	(204,000)	-	(205,000)
Net income	-	-	-	70,000	70,000
Balance as of March 31, 2012	20,971,490	$210,000	$22,101,000	$12,787,000	$35,098,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$70,000	$(112,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	57,000	75,000
Depreciation and amortization	216,000	243,000
Gain on sale of assets	-	(41,000)
Equity in income of unconsolidated affiliate	(147,000)	(127,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,706,000)	(2,176,000)
Inventories	708,000	872,000
Prepaid expenses	(1,017,000)	(1,387,000)
Accounts payable and accrued liabilities	351,000	(51,000)
Net cash used in operating activities	(1,468,000)	(2,704,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(366,000)	(45,000)
Purchase of intangible assets	(2,000)	(1,000)
Proceeds from sale of assets	-	235,000

Net cash (used in) provided by investing activities	(368,000)	189,000

Cash Flows From Financing Activities:
Repurchase of common stock	(205,000)	-
Proceeds from the exercise of stock options	-	16,000
Net cash (used in) provided by financing activities	(205,000)	16,000

Increase (decrease) in cash and cash equivalents	(2,041,000)	(2,499,000)

Cash and cash equivalents, beginning of the period	7,503,000	5,316,000
Cash and cash equivalents, end of the period	$5,462,000	$2,817,000

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

2.   Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K (the “2011 10-K”), which was filed on March 15, 2012. The results of operations for the period reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2011 was extracted from the audited consolidated balance sheet contained in the 2011 10-K and does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

3.   Share-Based Compensation

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to key employees and non-employee directors.  Stock options have been granted with exercise prices at or above the current market price of the underlying shares of common stock on the grant date.  Options vest and expire according to terms established at the grant date.

During the first three months of both 2012 and 2011, there were no stock options granted under the stock option plan.  The Company recognized $57,000 and $75,000 in share-based compensation expense in its consolidated financial statements for the three months ended March 31, 2012 and 2011, respectively, related to previously issued options.

Stock options to purchase 2,145,003 and 2,512,000 shares of common stock were outstanding as of March 31, 2012 and 2011, respectively.  All of the stock options were excluded from the computation of the number of dilutive common shares for the quarter ended March 31, 2012 and 2011 because their effect would have been anti-dilutive.

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

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2011	2,145,003	$1.49	2.64
Exercised	-	-	-
Granted	-	-	-
Forfeited or expired	-	-	-
Options outstanding as of March 31, 2012	2,145,003	$1.49	2.39
Options exercisable as of March 31, 2012	1,441,670	$1.46	1.85

As of March 31, 2012, $332,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.97 years.

4.   New Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The adoption of this guidance did not to have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

Management periodically reviews new accounting standards that are issued.  Although some of these standards may be applicable to the Company, Management has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

Alpha Pro Tech, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

5.   Inventories

As of March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$7,818,000	$8,007,000
Work in process	2,494,000	3,048,000
Finished goods	4,546,000	4,511,000
	$14,858,000	$15,566,000

6.   Equity Investments in and Advances to Unconsolidated Affiliate

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

The Company has determined that Harmony is not a VIE and is, therefore, is accounted for as an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying consolidated balance sheets.  The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated income statements.

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

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials is to be repaid over a six-year term that commenced in July 2006, and any remaining balance is to be paid in the seventh year.  As of March 31, 2012, Harmony had repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company recorded an interest receivable of $18,000 as of March 31, 2012 related to the advance.

For the three months ended March 31, 2012 and 2011, Alpha Pro Tech purchased $3,622,000 and $2,794,000 of inventory, respectively, from Harmony.  For the three months ended March 31, 2012 and 2011, the Company recorded equity income in unconsolidated affiliate of $147,000 and $127,000, respectively.  As of March 31, 2012, the Company’s investment in Harmony was $2,582,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $1,734,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.    Basic and Diluted Net Income (Loss) Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
Net income(loss) (Numerator)	$70,000	$(112,000)
Shares (Denominator):
Basic weighted average common shares outstanding	22,988,087	22,434,655
Add: Dilutive effect of outstanding common stock options	-	-
Diluted weighted average common shares outstanding	22,988,087	22,434,655
Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Alpha Pro Tech, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

8.    Activity of Business Segments

The Company operates through three segments:

Building Supply: consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for Building Supply.

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

Segment data excludes charges allocated to the principal executive office, corporate expenses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Building Supply	$5,591,000	$4,747,000
Disposable Protective Apparel	2.914,000	2,907,000
Infection Control	1,114,000	1,291,000

Total consolidated net sales	$9,619,000	$8,945,000

The following table presents the reconciliation of total segment income to total consolidated net income (loss) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Building Supply	$481,000	$287,000
Disposable Protective Apparel	368,000	295,000
Infection Control	345,000	363,000

Total segment income	1,194,000	945,000
Unallocated corporate overhead expenses	(1,082,000)	(1,123,000)
(Provision for) benefit from income taxes	(42,000)	66,000

Total consolidated net income (loss)	$70,000	$(112,000)

Alpha Pro Tech, Ltd.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and intangible assets by segment as of March 31,2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Building Supply	$2,404,000	$2,142,000
Disposable Protective Apparel	596,000	640,000
Infection Control	912,000	971,000

Total segment assets	3,912,000	3,753,000
Unallocated corporate assets	66,000	73,000
Total consolidated assets	$3,978,000	$3,826,000

Alpha Pro Tech, Ltd.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements (unaudited) and the notes to our condensed consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our Form 10-K for the year ended December 31, 2011.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors.  These and many other factors could affect Alpha Pro Tech, Ltd.’s (“Alpha Pro Tech” or the “Company”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech,  or on its behalf.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

Accounts Receivable: Accounts receivable is recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Alpha Pro Tech, Ltd.

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

Stock Based Compensation:  Alpha Pro Tech accounts for stock based awards using FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources of the U.S. Treasury yield curve in effect at the time of grant, years to maturity based on historical data and no dividend yield, as management currently does not expect the Company to pay dividends in the near future.  The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of building supply construction weatherization products, as well as a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets.  Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

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

Alpha Pro Tech, Ltd.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Gross profit	35.6%	36.6%
Selling, general and administrative expenses	33.8%	37.8%
Loss from operations	(0.4)%	(3.9)%
Income (loss) before provision for (benefit from) income taxes	1.2%	(2.0)%
Net income (loss)	0.7%	(1.3)%

Three Months ended March 31, 2012 compared to Three Months ended March 31, 2011

Sales.  Consolidated sales for the three months ended March 31, 2012 increased to $9,619,000 from $8,945,000 for the three months ended March 31, 2011, representing an increase of $674,000, or 7.5%.  This increase consisted of increased sales in the Building Supply segment of $844,000 and increased sales in the Disposable Protective Apparel segment of $7,000, partially offset by decreased sales in the Infection Control segment of $177,000.

Building Supply segment sales for the three months ended March 31, 2012 increased by $844,000, or 17.8%, to $5,591,000, as compared to $4,747,000 for the same period of 2011.  The segment increase of 17.8% was primarily due to a 22.2% increase in sales of REX™ SynFelt synthetic roof underlayment and a 6.3% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the three months ended March 31, 2012 was 69% for synthetic roof underlayment and 31% for housewrap.  This compared to 66% for synthetic roof underlayment and 34% for housewrap for the three months ended March 31, 2011.

We continue to innovate our Building Supply segment product line and in the first quarter we launched TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.  This product is expected to start contributing to the top line in the second quarter of 2012.  In addition, sales of our REX™ Wrap Fortis non-perforated breathable housewrap, introduced in 2011, have been slower than anticipated, but the product is expected to start contributing more significantly to the sales line during 2012, as this product category accounts for the majority of the housewrap market.

We continue to be optimistic about the future of the Building Supply segment as our distribution channel strategy continues to broaden, and we continue to grow year over year even during these difficult economic times and weak building market.  We feel that we are in a good position to capitalize on growth opportunities for our REX™ SynFelt synthetic roof underlayment as the market continues to evolve from felt paper to synthetic roof underlayment.  In addition, we believe that our REX™ Wrap housewrap, a high-quality, multi-color and custom printed housewrap, gives us a distinct competitive advantage in the marketplace.  When the economy and housing market recovers, we believe, that we will be in a position to benefit from the significant growth opportunities.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2012 increased slightly by $7,000, or 0.2%, to $2,914,000, compared to $2,907,000 for the same period of 2011.  The increase was primarily due to a 22.0% increase in sales of disposable protective apparel to our major international supply chain partner, partially offset by a significant decline in sales to our former largest distributor.  Sales to this distributor, who launched its own competing line of products, were significant until the beginning of the second quarter of 2011.  With management’s emphasis on developing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line, we believe that we will grow our market share and are encouraged by growth opportunities that we are pursuing.

Infection Control segment sales for the three months ended March 31, 2012 decreased by $177,000, or 13.7%, to $1,114,000, compared to $1,291,000 for the same period of 2011.  Mask sales were down by 11.0%, or $92,000, to $746,000, and medical bed pad and pet bed sales were down by $102,000, to $0, as this product line was sold in the first quarter of 2011, partially offset by an increase in shield sales of 4.8%, or $17,000, to $368,000.  The overall mask sales decrease for the first quarter of 2012 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks.

Gross Profit.  Gross profit increased by $152,000, or 4.6%, to $3,425,000 for the three months ended March 31, 2012 from $3,273,000 for the same period of 2011.  The gross profit margin was 35.6% for the three months ended March 31, 2012, compared to 36.6% for the same period of 2011.

Gross profit margin for the first quarter of 2012 was affected by the change in product mix in which Building Supply segment sales, which have lower margins, increased as a percentage of total sales.  Building Supply segment sales comprised 58.1% of total sales for the three months ended March 31, 2012, compared to 53.1% for the same period of 2011.  In addition, Building Supply segment gross profit has declined due to increased raw material costs and competitive pricing pressures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $132,000, or 3.9%, to $3,250,000 for the three months ended March 31, 2012 from $3,382,000 for the three months ended March 31, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% for the three months ended March 31, 2012 from 37.8% for the same period in 2011.

The change in expense by segment was as follows: Building Supply was down $97,000, or 8.0% and Infection Control was down $91,000, or 33.2%.  Disposable Protective Apparel was up $97,000, or 12.6%.  The remaining change primarily consisted of a $41,000 decrease in corporate unallocated expenses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $13,000 were accrued for the three months ended March 31, 2012, as compared to no bonuses in the same period of 2011.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $27,000, or 11.1%, to $216,000 for the three months ended March 31, 2012 from $243,000 for the same period in 2011.  The decrease for the quarter was primarily attributable to decreased depreciation expense related to the Building Supply segment.

Loss from Operations.  Loss from operations was reduced by $311,000, or 88.4%, to a loss from operations of $41,000 for the three months ended March 31, 2012, as compared to a loss from operations of $352,000 for the three months ended March 31, 2011.  The reduction was due to an increase in gross profit of $152,000, a decrease in selling, general and administrative expenses of $132,000 and a decrease in depreciation and amortization of $27,000.

Equity in Income of Unconsolidated Affiliate.  For the three months ended March 31, 2012, we recorded equity in income of unconsolidated affiliate of $147,000, as compared to $127,000 for the same period of 2011.

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

Alpha Pro Tech, Ltd.

Income (Loss) before Provision for (Benefit from) Income Taxes.  Income before provision for income taxes for the three months ended March 31, 2012 was $112,000, compared to a loss before benefit from income taxes of $178,000 for the three months ended March 31, 2011, representing an increase of $290,000, or 162.9%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $311,000 and an increase of $20,000 in equity in income of unconsolidated affiliate, partially offset by a decrease of $41,000 due to the net gain on sales of assets last year.

Provision for (Benefit from) Income Taxes.  The provision for income taxes for the three months ended March 31, 2012 was $42,000, compared to a benefit from income taxes of $66,000 for the same period of 2011.  The estimated effective tax rate was 37.5% for the three months ended March 31, 2012, compared to 37.0% for the same period in 2011.

Net Income (Loss).  Net income for the three months ended March 31, 2012 was $70,000, compared to a net loss of $112,000 for the three months ended March 31, 2011, an increase of $182,000, or 162.5%. The increase was primarily due to an increase in income before provision for income taxes of $290,000, partially offset by an increase in income taxes of $108,000.  Net income as a percentage of sales for the three months ended March 31, 2012 was 0.7%, and net loss as a percentage of sales for the same period of 2011 was 1.3%.  Basic and diluted net income (loss) per common share for the three months ended March 31, 2012 was $0.00, and basic and diluted loss per common share for the same period of 2011 was $(0.00).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had cash and cash equivalents of $5,462,000 and working capital of $29,361,000, representing a decrease in working capital of 1.3%, or $377,000, since December 31, 2011.  As of March 31, 2012, our current ratio was 25:1, compared to 35:1 as of December 31, 2011.  Cash and cash equivalents decreased by 27.2%, or $2,041,000, to $5,462,000 as of March 31, 2012, compared to $7,503,000 as of December 31, 2011.  The decrease in cash and cash equivalents was due to cash used in operating activities of $1,468,000, cash used in financing activities of $368,000 and cash used in investing activities of $205,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of March 31, 2012, the prime interest rate was 3.25%.  This credit line expires in May 2012 and is expected to be renewed.  Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2012.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of March 31, 2012, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $1,468,000 for the three months ended March 31, 2012, compared to net cash used in operating activities of $2,704,000 for the three months ended March 31, 2011.  The net cash used in operating activities of $1,468,000 for the three months ended March 31, 2012 was due to net income of $70,000, adjusted by the following: amortization of share-based compensation expense of $57,000, depreciation and amortization of $216,000, equity in income of unconsolidated affiliate of $147,000, an increase in accounts receivable of $1,706,000, a decrease in inventory of $708,000, an increase in prepaid expenses of $1,017,000 and an increase in accounts payable and accrued liabilities of $351,000.

Accounts receivable increased by $1,706,000, or 36.1%, to $6,431,000 as of March 31, 2012 from $4,725,000 as of December 31, 2011.  The number of days of sales outstanding as of March 31, 2012 was 53 days, compared to 41 days as of December 31, 2011.  The increase in accounts receivable, as well as the days sales outstanding, was primarily a result of increased sales in the latter part of the first quarter of 2012, as compared to the latter part of the fourth quarter of 2011.  Also, extended payment terms were given to certain Building Supply segment customers for us to remain competitive, as our competition offers these extended payment terms as well.

Inventory decreased by $708,000, or 4.5%, to $14,858,000 as of March 31, 2012 from $15,566,000 as of December 31, 2011.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $651,000, or 14.2%, to $3,959,000 as of March 31, 2012.  Inventory for the Infection Control segment decreased by $162,000, or 4.2%, to $3,657,000 as of March 31, 2012.  In addition, inventory for the Building Supply segment increased by $105,000, or 1.5%, to $7,242,000 as of March 31, 2012.

Prepaid expenses increased by $1,017,000, or 45.3%, to $3,260,000 as of March 31, 2012 from $2,243,000 as of December 31, 2011.  The increase was primarily due to an increase in prepaid deposits on inventory from Asia.

Alpha Pro Tech, Ltd.

Accounts payable and accrued liabilities as of March 31, 2012 increased by $351,000, or 40.3%, to $1,222,000 from $871,000 as of December 31, 2011.  The change was primarily due to an increase in trade payables of $263,000 and an increase in accrued liabilities of $88,000.

Net cash used in investing activities was $368,000 for the three months ended March 31, 2012, compared to net cash provided by investing activities of $189,000 for the same period of 2011.  Our investing activities for the three months ended March 31, 2012 consisted primarily of the purchase of property and equipment of $366,000 and the purchase of intangible assets of $2,000.  Our investing activities for the three months ended March 31, 2011 consisted primarily of the cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, offset by the purchase of property and equipment of $45,000 and intangible assets of $1,000.

Net cash used in financing activities was $205,000 for the three months ended March 31, 2012, compared to net cash provided by financing activities of $16,000 for the same period of 2011.  Our net cash used in financing activities for the three months ended March 31, 2012 was due to the payment of $205,000 for the repurchase of common stock, compared to the proceeds of $16,000 from the exercise of stock options for the same period of 2011.

As of March 31, 2012, we had $1,104,000 available for additional stock purchases under our stock repurchase program.  For the three months ended March 31, 2012, we repurchased 151,350 shares of common stock at a cost of $205,000.  As of March 31, 2012, we had repurchased a total of 7,659,928 shares of common stock at a cost of $9,416,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU No. 2010-28”), Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU No. 2010-28 are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As a result of the adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles – Goodwill and Other (Topic 350),Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

Management periodically reviews new accounting standards that are issued.  Although some of these accounting standards may be applicable to the Company, management has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1-31, 2012	151,350	$1.35	151,350	$1,104,000
February 1-29, 2012	-	-	-	$1,104,000
March 1-31, 2012	-	-	-	$1,104,000
Total	151,350	$1.35	151,350

(1)	On February 8, 2010, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $10,520,000 of its common stock.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer and Director (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer and Director (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended March 31, 2012.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: May 8, 2012	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE: May 8, 2012	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer