Form 10-Q
period 2012-06-30
ALPHA PRO TECH LTD
filed 2012-08-08
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes _X_  No ____

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

Large accelerated filer ___     Accelerated filer ___     Non-accelerated filer          Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2012
Common Stock, $0.01 par value	20,740,890 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$7,228,000	$7,503,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 and $54,000 as of June 30, 2012 and December 31, 2011	6,122,000	4,725,000
Inventories	14,225,000	15,566,000
Prepaid expenses	2,130,000	2,243,000
Deferred income taxes	620,000	572,000
Total current assets	30,325,000	30,609,000

Property and equipment, net	3,639,000	3,636,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	122,000	135,000
Equity investments in and advances to unconsolidated affiliate	2,753,000	2,435,000
Total assets	$36,894,000	$36,870,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$620,000	$702,000
Accrued liabilities	244,000	169,000
Total current liabilities	864,000	871,000

Deferred income taxes	824,000	823,000
Total liabilities	1,688,000	1,694,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 20,740,890 and 21,122,840 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	207,000	211,000
Additional paid-in capital	21,838,000	22,248,000
Retained earnings	13,161,000	12,717,000
Total shareholders' equity	35,206,000	35,176,000
Total liabilities and shareholders' equity	$36,894,000	$36,870,000

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been prepared using information from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$10,851,000	$10,278,000	$20,470,000	$19,223,000
Cost of goods sold, excluding depreciation and amortization	6,999,000	6,407,000	13,193,000	12,079,000
Gross profit	3,852,000	3,871,000	7,277,000	7,144,000

Operating expenses:
Selling, general and administrative	3,224,000	3,296,000	6,474,000	6,678,000
Depreciation and amortization	209,000	206,000	425,000	449,000
Total operating expenses	3,433,000	3,502,000	6,899,000	7,127,000

Income from operations	419,000	369,000	378,000	17,000
Other income:
Equity in income of unconsolidated affiliate	171,000	107,000	318,000	234,000
Net gain on sales of assets	-	-	-	41,000
Interest, net	3,000	9,000	9,000	15,000
Total other income	174,000	116,000	327,000	290,000

Income before provision for income taxes	593,000	485,000	705,000	307,000

Provision for income taxes	219,000	181,000	261,000	115,000

Net income	$374,000	$304,000	$444,000	$192,000

Basic earnings per common share	$0.02	$0.01	$0.02	$0.01

Diluted earnings per common share	$0.02	$0.01	$0.02	$0.01

Basic weighted average common shares outstanding	20,857,189	22,427,403	20,922,638	22,431,009

Diluted weighted average common shares outstanding	20,857,189	22,427,403	20,922,638	22,431,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance as of December 31, 2011	21,122,840	$211,000	$22,248,000	$12,717,000	$35,176,000
Share-based compensation expense	-	-	114,000	-	114,000
Common stock repurchased and retired	(381,950)	(4,000)	(524,000)	-	(528,000)
Net income	-	-	-	444,000	444,000

Balance as of June 30, 2012	20,740,890	$207,000	$21,838,000	$13,161,000	$35,206,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$444,000	$192,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	114,000	146,000
Depreciation and amortization	425,000	449,000
Equity in income of unconsolidated affiliate	(318,000)	(234,000)
Deferred income taxes	(47,000)
Gain on sales of assets	-	(41,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,397,000)	(1,890,000)
Inventories	1,341,000	2,017,000
Prepaid expenses	113,000	160,000
Accounts payable and accrued liabilities	(7,000)	306,000

Net cash provided by operating activities	668,000	1,105,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(413,000)	(109,000)
Purchase of intangible assets	(2,000)	(3,000)
Proceeds from sales of assets	-	235,000

Net cash ( used in) provided by investing activities	(415,000)	123,000

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	16,000
Repurchase of common stock	(528,000)	(129,000)

Net cash (used in) financing activities	(528,000)	(113,000)

Net (decrease) increase in cash and cash equivalents	(275,000)	1,115,000

Cash and cash equivalents, beginning of the period	7,503,000	5,316,000

Cash and cash equivalents, end of the period	$7,228,000	$6,431,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s products are sold under the "Alpha Pro Tech" brand name and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.          Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K (the “2011 Form 10-K”), which was filed on March 15, 2012. The results of operations for the period reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2011 was extracted from the audited consolidated balance sheet contained in the 2011 Form 10-K and does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

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

During the first six months of both 2012 and 2011, there were no stock options granted under the stock option plan.  The Company recognized $114,000 and $146,000 in share-based compensation expense in its condensed consolidated statements of income for the six months ended June 30, 2012 and 2011, respectively, related to previously issued options.

Stock options to purchase 2,145,003 and 2,511,000 shares of common stock were outstanding as of June 30, 2012 and 2011, respectively.  All of the stock options were excluded from the computation of the number of dilutive common shares for the six months ended June 30, 2012 and 2011 because their effect would have been anti-dilutive.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company used the Black-Scholes-Merton option-pricing model to value the options.  Prior to 2008, the Company used the simplified method as discussed in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, for estimating the expected life of the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2011	2,145,003	$1.49	2.64
Granted at fair value	-	-	-
Exercised	-	-	-
Canceled/expired/forfeited	-	-	-
Options outstanding as of June 30, 2012	2,145,003	$1.49	2.14
Options exercisable as of June 30, 2012	1,441,670	$1.47	1.60

As of June 30, 2012, $275,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.49 years.

4.          New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles–Goodwill and Other (Topic 350):Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

Management periodically reviews new accounting standards that are issued.  Although some of these standards may be applicable to the Company, management has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.          Inventories

As of June 30, 2012 and December 31, 2011, inventories consisted of the following:

	June 30, 2012	December 31, 2011

Raw materials	$7,073,000	$8,007,000
Work in process	2,868,000	3,048,000
Finished goods	4,284,000	4,511,000
	$14,225,000	$15,566,000

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

The Company is subject to the provisions of FASB Accounting Standard Codification 810, Consolidation (“ASC 810”), which defines the criteria by which the Company determines the proper accounting for its investments in related entities.  Specifically, ASC 810 requires the Company to assess whether or not related entities are variable interest entities (“VIEs”), as defined.  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.

The Company has determined that Harmony is not a VIE and, therefore, Harmony is accounted for as an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying condensed consolidated balance sheets.  The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income.

The Company reviews annually its investment in Harmony for impairment in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). ASC 323 requires recognition of a loss when the decline in an investment is other than temporary.  In determining whether the decline is other than temporary, the Company considers the nature of the industry in which Harmony operates, its historical performance, its performance in relation to its peers and the current economic environment.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials was to be repaid over a six-year term that commenced in July 2006, with any remaining balance to be paid in the seventh year.  As of June 30, 2012, Harmony had repaid a total of $525,000, leaving a balance of $417,000.  Interest of 3.5% is to be paid annually on this advance, and the Company recorded an interest receivable of $7,000 as of June 30, 2012 related to the advance.

For the three months ended June 30, 2012 and 2011, Alpha Pro Tech purchased $4,205,000 and $3,108,000 of inventory, respectively, from Harmony.  For the six months ended June 30, 2012 and 2011, the Company purchased $7,826,000 and $5,902,000 of inventory, respectively, from Harmony.  For the three months ended June 30, 2012 and 2011, the Company recorded equity in income of unconsolidated affiliate of $171,000 and $107,000, respectively.  As of June 30, 2012, the Company’s investment in Harmony was $2,753,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $1,905,000, less $525,000 in repayments of the advance and payment of $77,000 in dividends.

7.            Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (numerator)	$374,000	$304,000	$444,000	$192,000

Shares (denominator):
Basic weighted average common shares outstanding	20,857,189	22,427,403	20,922,638	22,431,009
Add: Dilutive effect of common stock options	-	-	-	-

Diluted weighted average common shares outstanding	20,857,189	22,427,403	20,922,638	22,431,009

Earnings per common share:
Basic	$0.02	$0.01	$0.02	$0.01
Diluted	$0.02	$0.01	$0.02	$0.01

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment data excludes charges allocated to the principal executive office, corporate expenses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Building Supply	$6,442,000	$6,356,000	$12,033,000	$11,103,000
Disposable Protective Apparel	3,492,000	2,871,000	6,406,000	5,778,000
Infection Control	917,000	1,051,000	2,031,000	2,342,000
Total consolidated net sales	$10,851,000	$10,278,000	$20,470,000	$19,223,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Building Supply	$945,000	$1,095,000	$1,426,000	$1,382,000
Disposable Protective Apparel	553,000	302,000	921,000	598,000
Infection Control	207,000	328,000	552,000	691,000
Total segment income	1,705,000	1,725,000	2,899,000	2,671,000

Unallocated corporate overhead expenses	(1,112,000)	(1,240,000)	(2,194,000)	(2,364,000)
Provision for income taxes	(219,000)	(181,000)	(261,000)	(115,000)
Consolidated net income	$374,000	$304,000	$444,000	$192,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Building Supply	$2,335,000	$2,142,000
Disposable Protective Apparel	559,000	640,000
Infection Control	864,000	971,000
Total segment assets	3,758,000	3,753,000

Unallocated corporate assets	58,000	73,000
Total consolidated assets	$3,816,000	$3,826,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock-Based Compensation:  Alpha Pro Tech accounts for stock-based awards using FASB Accounting Standards Codification 718, Stock Compensation (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

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

Alpha Pro Tech, Ltd.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5%	37.7%	35.5%	37.2%
Selling, general and administrative expenses	29.7%	32.1%	31.6%	34.7%
Income from operations	3.9%	3.6%	1.8%	0.1%
Income before provision for income taxes	5.5%	4.7%	3.4%	1.6%
Net income	3.4%	3.0%	2.2%	1.0%

Three and Six Months ended June 30, 2012 compared to Three and Six Months ended June 30, 2011

Sales.  Consolidated sales for the three months ended June 30, 2012 increased to $10,851,000 from $10,278,000 for the three months ended June 30, 2011, representing an increase of $573,000, or 5.6%.  This increase consisted of increased sales in the Disposable Protective Apparel segment of $621,000 and increased sales in the Building Supply segment of $86,000, partially offset by decreased sales in the Infection Control segment of $134,000.

Building Supply segment sales for the three months ended June 30, 2012 increased by $86,000, or 1.4%, to a record $6,442,000, as compared to $6,356,000 for the same period of 2011.  The segment increase of 1.4% was primarily due to a 6.0% increase in sales of REX™ Wrap housewrap, with sales of REX™ SynFelt synthetic roof underlayment being flat.  The sales mix of the Building Supply segment for the three months ended June 30, 2012 was 68% for synthetic roof underlayment and 32% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the three months ended June 30, 2011.

In the first quarter we launched TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.  This product started to contribute to the top line in the second quarter of 2012 and is expected to be a growth product for the Company.  In addition, sales of our REX™ Wrap Fortis non-perforated breathable housewrap, introduced in 2011, continue to be slower than anticipated, but the product is expected to start contributing more significantly to the sales line when the higher- end building market becomes more active.  We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

As the housing market recovers, we believe that we will be in a position to benefit from the significant growth opportunities.  We continue to be optimistic about the future of the Building Supply segment and continue to grow year over year even during these difficult economic times and weak building market.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2012 increased by $621,000, or 21.6%, to $3,492,000, compared to $2,871,000 for the same period of 2011.  The increase was primarily due to an increase in sales of disposable protective apparel to our major international supply chain partner.  With management’s emphasis on developing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line, we believe that we will continue to grow our market share.

Infection Control segment sales for the three months ended June 30, 2012 decreased by $134,000, or 12.7%, to $917,000, compared to $1,051,000 for the same period of 2011.  Mask sales were down by 13.9%, or $93,000, to $577,000, and shield sales were down by 10.8%, or $41,000, to $340,000.  The overall mask sales decrease for the second quarter of 2012 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks.

Alpha Pro Tech, Ltd.

Consolidated sales for the six months ended June 30, 2012 increased to $20,470,000 from $19,223,000 for the six months ended June 30, 2011, an increase of $1,247,000, or 6.5%.  This increase consisted of increased sales in the Building Supply segment of $930,000 and increased sales in the Disposable Protective Apparel segment of $628,000, partially offset by decreased sales in the Infection Control segment of $311,000.

Building Supply segment sales for the six months ended June 30, 2012 increased by $930,000, or 8.4%, to $12,033,000, as compared to $11,103,000 for the same period of 2011.  The increase was primarily due to a 6.1% increase in sales of REX™ Wrap housewrap and a 9.0% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the six months ended June 30, 2012 was 70% for synthetic roof underlayment and 30% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the six months ended June 30, 2011.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2012 increased by $628,000, or 10.9%, to $6,406,000, compared to $5,778,000 for the same period of 2011.  The year-to-date increase in sales was primarily due to increased sales to our major international supply chain partner.

Infection Control segment sales for the six months ended June 30, 2012 decreased by $311,000, or 13.3%, to $2,031,000, compared to $2,342,000 for the same period of 2011.  Mask sales were down by 12.4%, or $187,000, to $1,323,000, medical bed pad and pet bed sales were down $100,000, to $0, as this product line was sold in the first quarter of 2011, and shield sales were down by 3.3%, or $24,000, to $708,000, all compared to the six months ended June 30, 2011.  The overall mask sales decrease for the first six months of 2012 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, as well as a decline in medical mask sales.

Gross Profit.  Gross profit decreased by $19,000, or 0.5%, to $3,852,000 for the three months ended June 30, 2012 from $3,871,000 for the same period of 2011.  The gross profit margin was 35.5% for the three months ended June 30, 2012, compared to 37.7% for the same period of 2011.

Gross profit increased by $133,000, or 1.9%, to $7,277,000 for the six months ended June 30, 2012 from $7,144,000 for the same period in 2011.  The gross profit margin was 35.5% for the six months ended June 30, 2012, compared to 37.2% for the same period of 2011.

The gross profit margin for the three and six months ended June 30, 2012 was affected by the Building Supply segment margin, which has declined due to increased raw material costs and competitive pricing pressures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $72,000, or 2.2%, to $3,224,000 for the three months ended June 30, 2012 from $3,296,000 for the three months ended June 30, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 29.7% for the three months ended June 30, 2012 from 32.1% for the same period in 2011.

The change in expenses for the three months ended June 30, 2012 by segment was as follows:  Infection Control was down $16,000, or 7.7%, and corporate unallocated expenses were down by $132,000.  Building Supply was up $26,000, or 2.4%, and Disposable Protective Apparel was up $50,000, or 6.7%.

Selling, general and administrative expenses decreased by $204,000, or 3.1%, to $6,474,000 for the six months ended June 30, 2012 from $6,678,000 for the six months ended June 30, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.6% for the six months ended June 30, 2012 from 34.7% for the same period in 2011.

The change in expense by segment was as follows:  Building Supply was down by $71,000, or 3.1%, Infection Control was down $107,000, or 22.1% and corporate unallocated expenses were down by $173,000.  Disposable Protective Apparel was up $147,000, or 9.7%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $66,000 were accrued for the three months ended June 30, 2012, as compared to $34,000 in the same period of 2011.  Bonuses of $78,000 were accrued for the six months ended June 30, 2012, as compared to $34,000 in the same period of 2011.

Depreciation and Amortization.  Depreciation and amortization expense increased by $3,000, or 1.5%, to $209,000 for the three months ended June 30, 2012 from $206,000 for the same period in 2011.  The increase for the quarter was primarily attributable to an increase in depreciation expense for the Building Supply segment, partially offset by decreased depreciation expense for the Disposable Protective Apparel segment. Depreciation and amortization expense decreased by $24,000, or 5.3%, to $425,000 for the six months ended June 30, 2012 from $449,000 for the same period in 2011.  The decrease for the six months was primarily attributable to decreased depreciation for the Building Supply segment.

Alpha Pro Tech, Ltd.

Income from Operations.  Income from operations increased by $50,000, or 13.6%, to $419,000 for the three months ended June 30, 2012, as compared to income from operations of $369,000 for the three months ended June 30, 2011.  The increase was due to a decrease in selling, general and administrative expenses of $72,000, partially offset by a decrease in gross profit of $19,000 and an increase in depreciation and amortization expense of $3,000.

Income from operations increased by $361,000, to $378,000 for the six months ended June 30, 2012, as compared to $17,000 for the six months ended June 30, 2011.  The increase in income from operations was due to an increase in gross profit of $133,000, a decrease in selling, general and administrative expense of $204,000 and a decrease in depreciation and amortization expense of $24,000.

Equity in Income of Unconsolidated Affiliate.  For the three months ended June 30, 2012, we recorded equity in income of unconsolidated affiliate of $171,000, as compared to $107,000 for the same period of 2011.  For the six months ended June 30, 2012, we recorded equity in income of unconsolidated affiliate of $318,000, as compared to $234,000 for the same period of 2011.

Net Gain on Sales of Assets.  On February 8, 2011, we entered into an asset purchase agreement to sell our line of pet beds and, on March 30, 2011, entered into a second asset purchase agreement, with the same principal purchaser, to sell our line of medical bed pads.  As consideration for the acquired assets, we received $235,000, which was comprised of $181,000 of inventory sold at cost, plus an additional $54,000 in compensation for non-inventory assets and goodwill. The net gain from these two transactions was $41,000.  In addition, we signed a three-year non-compete agreement that covers these product lines.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended June 30, 2012 was $593,000, compared to income before provision for income taxes of $485,000 for the three months ended June 30, 2011, representing an increase of $108,000, or 22.3%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $50,000 and an increase of $64,000 in equity in income of unconsolidated affiliate, partially offset by a decrease of $6,000 in net interest.

Income before provision for income taxes for the six months ended June 30, 2012 was $705,000, compared to income before provision for income taxes of $307,000 for the six months ended June 30, 2011, representing an increase of $398,000, or 129.6%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $361,000 and an increase in equity in income of unconsolidated affiliate of $84,000, partially offset by a decrease in net interest income of $6,000 and a net gain on sales of assets of $41,000 in 2011 and was not recurring in the same period of 2012.

Provision for Income Taxes.  The provision for income taxes for the three months ended June 30, 2012 was $219,000, compared to the provision for income taxes of $181,000 for the same period of 2011.  The estimated effective tax rate was 36.9% for the three months ended June 30, 2012, compared to 37.3% for the same period in 2011.

The provision for income taxes for the six months ended June 30, 2012 was $261,000, compared to provision for income taxes of $150,000 for the same period of 2011.  The estimated effective tax rate was 37.0% and 37.5% for the six months ended June 30, 2012 and June 30, 2011 respectively.

Net Income.  Net income for the three months ended June 30, 2012 was $374,000, compared to net income of $304,000 for the three months ended June 30, 2011, an increase of $70,000, or 23.0%. The increase was primarily due to an increase in income before provision for income taxes of $108,000, partially offset by an increase in income taxes of $38,000.  Net income as a percentage of sales for the three months ended June 30, 2012 was 3.4%, and net income as a percentage of sales for the same period of 2011 was 3.0%.  Basic and diluted earnings per common share for the three months ended June 30, 2012 was $0.02, and basic and diluted earnings per common share for the same period of 2011 was $0.01.

Net income for the six months ended June 30, 2012 was $444,000, compared to net income of $192,000 for the six months ended June 30, 2011, an increase of $252,000, or 131.3%. The net income increase was primarily due to an increase in income before provision for income taxes of $398,000, partially offset by an increase in income taxes of $146,000.  Net income as a percentage of sales for the six months ended June 30, 2012 was 2.1%, and net income as a percentage of sales for the same period of 2011 was 1.0%.  Basic and diluted earnings per common share for the six months ended June 30, 2012 was $0.02, and basic and diluted earnings per common share for the same period of 2011 was $0.01.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had cash and cash equivalents of $7,228,000 and working capital of $29,461,000, representing a decrease in working capital of 0.9%, or $277,000, since December 31, 2011.  As of June 30, 2012, our current ratio was 35:1, which was the same current ratio as of December 31, 2011.  Cash and cash equivalents decreased by 3.7%, or $275,000, to $7,228,000 as of June 30, 2012, compared to $7,503,000 as of December 31, 2011.  The decrease in cash and cash equivalents was due to cash used in financing activities of $528,000 and cash used in investing activities of $415,000, partially offset by cash provided by operating activities of $668,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of June 30, 2012, the prime interest rate was 3.25%.  This credit line was renewed in May 2012 and expires in May 2014.  Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2012.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of June 30, 2012, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $668,000 for the six months ended June 30, 2012, compared to net cash provided by operating activities of $1,105,000 for the six months ended June 30, 2011.  The net cash provided by operating activities of $668,000 for the six months ended June 30, 2012 was due to net income of $444,000, adjusted by the following: amortization of share-based compensation expense of $114,000, depreciation and amortization of $425,000, equity in income of unconsolidated affiliate of $318,000, an increase in deferred income taxes of $47,000, an increase in accounts receivable of $1,397,000, a decrease in inventory of $1,341,000, a decrease in prepaid expenses of $113,000 and an increase in accounts payable and accrued liabilities of $7,000.

Accounts receivable increased by $1,397,000, or 29.6%, to $6,122,000 as of June 30, 2012 from $4,725,000 as of December 31, 2011.  The number of days of sales outstanding as of June 30, 2012 was 45 days, compared to 41 days as of December 31, 2011.  The increase in accounts receivable was primarily a result of increased sales in the second quarter of 2012, as compared to the fourth quarter of 2011.

Inventory decreased by $1,341,000, or 8.6%, to $14,225,000 as of June 30, 2012 from $15,566,000 as of December 31, 2011.  The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,063,000, or 23.1%, to $3,547,000 as of June 30, 2012.  Further, inventory for the Infection Control segment decreased by $164,000, or 4.3%, to $3,656,000 as of June 30, 2012 and inventory for the Building Supply segment decreased by $114,000, or 1.6%, to $7,022,000 as of June 30, 2012.

Prepaid expenses decreased by $113,000, or 5.0%, to $2,130,000 as of June 30, 2012 from $2,243,000 as of December 31, 2011.  The decrease was primarily due to a decrease in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of June 30, 2012 decreased by $7,000, or 0.8%, to $864,000 from $871,000 as of December 31, 2011.  The change was primarily due to a decrease in trade payables of $82,000 and an increase in accrued liabilities of $75,000.

Net cash used in investing activities was $415,000 for the six months ended June 30, 2012, compared to net cash provided by investing activities of $123,000 for the same period of 2011.  Our investing activities for the six months ended June 30, 2012 consisted primarily of the purchase of property and equipment of $413,000 and the purchase of intangible assets of $2,000.  Our investing activities for the six months ended June 30, 2011 consisted primarily of the cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, offset by the purchase of property and equipment of $109,000 and the purchase of intangible assets of $3,000.

Net cash used in financing activities was $528,000 for the six months ended June 30, 2012, compared to net cash used in financing activities of $113,000 for the same period of 2011.  Our net cash used in financing activities for the six months ended June 30, 2012 was due to the payment of $528,000 for the repurchase of common stock, compared to the payment of $129,000 for the repurchase of common stock, partially offset by the proceeds of $16,000 from the exercise of stock options, for the same period of 2011.

As of June 30, 2012, we had $782,000 available for additional stock purchases under our stock repurchase program.  For the three months ended June 30, 2012, we repurchased 230,600 shares of common stock at a cost of $322,000.  For the six months ended June 30, 2012, we repurchased 381,950 shares of common stock at a cost of $528,000.  As of June 30, 2012, we had repurchased a total of 7,890,528 shares of common stock at a cost of $9,738,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

Alpha Pro Tech, Ltd.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

Management periodically reviews new accounting standards that are issued.  Although some of these accounting standards may be applicable to the Company, management has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Alpha Pro Tech, Ltd.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1-30, 2012	59,500	$1.40	59,500	$1,020,000
May 1-31, 2012	108,300	1.38	08,300	869,000
June 1-30, 2012	62,800	1.36	62,800	782,000
Total	230,600	$1.38	230,600

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended June 30, 2012.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 8, 2012	BY: /s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer

DATE:	August 8, 2012	BY: /s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer