Form 10-Q
period 2012-09-30
ALPHA PRO TECH LTD
filed 2012-11-07
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ___    Accelerated filer ___   Non-accelerated filer ___  Smaller reporting company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                     Class                                                  Outstanding October 31, 2012
Common Stock, $0.01 par value                                20,565,190 shares

Alpha Pro Tech, Ltd.
Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements of Income (Unaudited)

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

SIGNATURES

EXHIBITS

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$5,891,000	$7,503,000
Accounts receivable, net of allowance for doubtful accounts of $74,000 and $54,000 as of September 30, 2012 and December 31, 2011	6,107,000	4,725,000
Inventories	16,691,000	15,566,000
Prepaid expenses	1,974,000	2,243,000
Deferred income taxes	628,000	572,000
Total current assets	31,291,000	30,609,000

Property and equipment, net	3,547,000	3,636,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	117,000	135,000
Equity investments in and advances to unconsolidated affiliate	2,420,000	2,435,000
Total assets	$37,430,000	$36,870,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$717,000	$702,000
Accrued liabilities	423,000	169,000
Total current liabilities	1,140,000	871,000

Deferred income taxes	862,000	823,000
Total liabilities	2,002,000	1,694,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 20,565,190 and 21,122,840 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	206,000	211,000
Additional paid-in capital	21,646,000	22,248,000
Retained earnings	13,576,000	12,717,000
Total shareholders' equity	35,428,000	35,176,000
Total liabilities and shareholders' equity	$37,430,000	$36,870,000

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been prepared using information from the audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$10,740,000	$10,120,000	$31,210,000	$29,342,000
Cost of goods sold, excluding depreciation and amortization	6,942,000	6,449,000	20,135,000	18,528,000
Gross profit	3,798,000	3,671,000	11,075,000	10,814,000

Operating expenses:
Selling, general and administrative	3,076,000	3,017,000	9,550,000	9,694,000
Depreciation and amortization	166,000	167,000	591,000	616,000
Total operating expenses	3,242,000	3,184,000	10,141,000	10,310,000

Income from operations	556,000	487,000	934,000	504,000
Other income (expense):
Equity in income of unconsolidated affiliate	84,000	134,000	402,000	368,000
Net gain on sales of assets	-	-	-	41,000
Interest income (expense)	(2,000)	7,000	7,000	22,000
Total other income	82,000	141,000	409,000	431,000

Income before provision for income taxes	638,000	628,000	1,343,000	935,000

Provision for income taxes	224,000	242,000	484,000	357,000

Net income	$414,000	$386,000	$859,000	$578,000

Basic earnings per common share	$0.02	$0.02	$0.04	$0.03

Diluted earnings per common share	$0.02	$0.02	$0.04	$0.03

Basic weighted average common shares outstanding	20,674,335	22,052,822	20,839,266	22,303,561

Diluted weighted average common shares outstanding	20,674,335	22,052,822	20,839,266	22,891,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance as of December 31, 2011	21,122,840	$211,000	$22,248,000	$12,717,000	$35,176,000
Share-based compensation expense	-	-	171,000	-	171,000
Common stock repurchased and retired	(557,650)	(5,000)	(773,000)	-	(778,000)
Net income	-	-	-	859,000	859,000

Balance as of September 30, 2012	20,565,190	$206,000	$21,646,000	$13,576,000	$35,428,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$859,000	$578,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	171,000	218,000
Depreciation and amortization	591,000	616,000
Equity in income of unconsolidated affiliate	(402,000)	(368,000)
Deferred income taxes	(17,000)	(119,000)
Gain on sales of assets	-	(41,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,382,000)	(978,000)
Inventories	(1,125,000)	2,931,000
Prepaid expenses	269,000	(310,000)
Accounts payable and accrued liabilities	269,000	233,000

Net cash (used in) provided by operating activities	(767,000)	2,760,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(481,000)	(236,000)
Purchase of intangible assets	(3,000)	(3,000)
Repayment of advances from unconsolidated affiliate	417,000	-
Proceeds from sales of assets	-	235,000

Net cash used in investing activities	(67,000)	(4,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	16,000
Excess tax benefit related to share-based compensation	-	(13,000)
Repurchase of common stock	(778,000)	(857,000)

Net cash used in financing activities	(778,000)	(854,000)

Net (decrease) increase in cash and cash equivalents	(1,612,000)	1,902,000

Cash and cash equivalents, beginning of the period	7,503,000	5,316,000

Cash and cash equivalents, end of the period	$5,891,000	$7,218,000

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

During the first nine months of 2012, there were no stock options granted under the stock option plan, while 60,000 stock options were granted during the same period of 2011.  The Company recognized $171,000 and $218,000 in share-based compensation expense in its condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011, respectively, related to previously issued options.

Stock options to purchase 1,796,669 and 2,200,003 shares of common stock were outstanding as of September 30, 2012 and 2011, respectively.  All of the stock options were excluded from the computation of the number of dilutive common shares for the nine months ended September 30, 2012 and 2011 because their effect would have been anti-dilutive.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes-Merton option-pricing model to value the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2011	2,145,003	$1.49	2.64
Granted at fair value	-	-	-
Exercised	-	-	-
Canceled/expired/forfeited	(348,334)	-	-
Options outstanding as of September 30, 2012	1,796,669	$1.49	2.28
Options exercisable as of September 30, 2012	1,435,002	$1.48	2.09

As of September 30, 2012, $218,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.28 years.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.              Inventories

As of September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	$8,261,000	$8,007,000
Work in process	3,230,000	3,048,000
Finished goods	5,200,000	4,511,000
	$16,691,000	$15,566,000

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials was to be repaid over a six-year term that commenced in July 2006, with any remaining balance to be paid in the seventh year.  As of September 30, 2012, Harmony has paid the advance in full, with the final $417,000 being paid during the third quarter of 2012.

For the three months ended September 30, 2012 and 2011, Alpha Pro Tech purchased $5,843,000 and $3,299,000 of inventory, respectively, from Harmony.  For the nine months ended September 30, 2012 and 2011, the Company purchased $13,669,000 and $9,201,000 of inventory, respectively, from Harmony.  For the three months ended September 30, 2012 and 2011, the Company recorded equity in income of unconsolidated affiliate of $84,000 and $134,000, respectively.  For the nine months ended September 30, 2012 and 2011, the Company recorded equity in income of unconsolidated affiliates of $402,000 and $368,000, respectively.  As of September 30, 2012, the Company’s investment in Harmony was $2,420,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $1,989,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

7.             Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (numerator)	$414,000	$386,000	$859,000	$578,000

Shares (denominator):
Basic weighted average common shares outstanding	20,674,335	22,052,822	20,839,266	22,303,561
Add: Dilutive effect of common stock options	-	-	-	587,748

Diluted weighted average common shares outstanding	20,674,335	22,052,822	20,839,266	22,891,309

Earnings per common share:
Basic	$0.02	$0.02	$0.04	$0.03
Diluted	$0.02	$0.02	$0.04	$0.03

8.             Activity of Business Segments

The Company operates through three segments:

Building Supply: consisting of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supplysegment.

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Building Supply	$5,844,000	$5,731,000	$17,877,000	$16,834,000
Disposable Protective Apparel	3,779,000	3,262,000	10,185,000	9,039,000
Infection Control	1,117,000	1,127,000	3,148,000	3,469,000
Total consolidated net sales	$10,740,000	$10,120,000	$31,210,000	$29,342,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Building Supply	$849,000	$953,000	$2,275,000	$2,334,000
Disposable Protective Apparel	550,000	516,000	1,472,000	1,113,000
Infection Control	316,000	306,000	868,000	996,000
Total segment income	1,715,000	1,775,000	4,615,000	4,443,000

Unallocated corporate overhead expenses	(1,077,000)	(1,147,000)	(3,272,000)	(3,508,000)
Provision for income taxes	(224,000)	(242,000)	(484,000)	(357,000)
Consolidated net income	$414,000	$386,000	$859,000	$578,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Building Supply	$2,318,000	$2,142,000
Disposable Protective Apparel	539,000	640,000
Infection Control	813,000	971,000
Total segment assets	3,670,000	3,753,000

Unallocated corporate assets	49,000	73,000
Total consolidated assets	$3,719,000	$3,826,000

9.             Subsequent Event

On October 17, 2012, the Company announced that the Board of Directors had authorized a $1,000,000 expansion of the Company’s existing share repurchase program.  With this authorized expansion, the Company now has approximately $1,400,000 available to repurchase shares of the Company’s common stock, $400,000 of which remains from the previous expansion announced in February of 2010.

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from the consolidated balance sheet date of September 30, 2012 through the consolidated financial statements filing date.  All appropriate subsequent event disclosures, have been made in the Notes to Condensed Consolidated Financial Statements (unaudited).

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

Stock-Based Compensation:  Alpha Pro Tech accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, Stock Compensation (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources of the U.S. Treasury yield curve in effect at the time of grant, expected life based on historical data and no dividend yield, as management currently does not expect the Company to pay dividends in the near future.  The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect their fair value.

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

 RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.4%	36.3%	35.5%	36.9%
Selling, general and administrative expenses	28.6%	29.8%	30.6%	33.0%
Income from operations	5.2%	4.8%	3.0%	1.7%
Income before provision for income taxes	5.9%	6.2%	4.3%	3.2%
Net income	3.9%	3.8%	2.8%	2.0%

Three and Nine months ended September 30, 2012 compared to Three and Nine months ended September 30, 2011

Sales.  Consolidated sales for the three months ended September 30, 2012 increased to $10,740,000 from $10,120,000 for the three months ended September 30, 2011, representing an increase of $620,000, or 6.1%.  This increase consisted of increased sales in the Disposable Protective Apparel segment of $517,000 and increased sales in the Building Supply segment of $113,000, partially offset by decreased sales in the Infection Control segment of $10,000.

Building Supply segment sales for the three months ended September 30, 2012 increased by $113,000, or 2.0%, to $5,844,000, as compared to $5,731,000 for the same period of 2011.  The overall segment increase of 2.0% consisted of a 21.3% increase in sales of REX™ Wrap housewrap and a 4.9% decrease in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the three months ended September 30, 2012 was 66% for synthetic roof underlayment and 34% for housewrap.  This compared to 72% for synthetic roof underlayment and 28% for housewrap for the three months ended September 30, 2011.

In early 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.  This product is currently contributing approximately 5% of total synthetic roof underlayment sales and is expected to be a growth product for the Company.  Sales of our REX™ Wrap Fortis non-perforated breathable housewrap continue to be lower than anticipated, although sales of this product are expected to contribute more significantly to the sales line as the higher-end building market improves.  We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2012 increased by $517,000, or 15.8%, to $3,779,000, compared to $3,262,000 for the same period of 2011.  This was our strongest quarter in this segment since the third quarter of 2010.  The increase was primarily due to an increase in sales of disposable protective apparel to our major international supply chain partner.  With management’s emphasis on developing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line, we believe that we will continue to grow our market share.

Infection Control segment sales for the three months ended September 30, 2012 decreased by $10,000, or 0.9%, to $1,117,000, compared to $1,127,000 for the same period of 2011.  Shield sales were down by 3.0%, or $11,000, to $350,000, and mask sales were up by 0.1%, or $1,000, to $767,000.

Alpha Pro Tech, Ltd.

Consolidated sales for the nine months ended September 30, 2012 increased to $31,210,000 from $29,342,000 for the nine months ended September 30, 2011, an increase of $1,868,000, or 6.4%.  This increase consisted of increased sales in the Building Supply segment of $1,043,000 and increased sales in the Disposable Protective Apparel segment of $1,146,000, partially offset by decreased sales in the Infection Control segment of $321,000.

Building Supply segment sales for the nine months ended September 30, 2012 increased by $1,043,000, or 6.2%, to $17,877,000, as compared to $16,834,000 for the same period of 2011.  The increase was primarily due to a 10.8% increase in sales of REX™ Wrap housewrap and a 4.1% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the nine months ended September 30, 2012 was 68% for synthetic roof underlayment and 32% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the nine months ended September 30, 2011.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2012 increased by $1,146,000, or 12.7%, to $10,185,000, compared to $9,039,000 for the same period of 2011.  The year-to-date increase in sales was primarily due to increased sales to our major international supply chain partner.

Infection Control segment sales for the nine months ended September 30, 2012 decreased by $321,000, or 9.3%, to $3,148,000, compared to $3,469,000 for the same period of 2011.  Mask sales were down by 8.2%, or $186,000, to $2,089,000, medical bed pad and pet bed sales were down $100,000, to $0, as this product line was sold in the first quarter of 2011, and shield sales were down by 3.1%, or $35,000, to $1,059,000, all compared to the nine months ended September 30, 2011.  The overall mask sales decrease for the first nine months of 2012 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, partially offset by an increase in medical mask sales.

Gross Profit.  Gross profit increased by $127,000, or 3.5%, to $3,798,000 for the three months ended September 30, 2012 from $3,671,000 for the same period of 2011.  The gross profit margin was 35.4% for the three months ended September 30, 2012, compared to 36.3% for the same period of 2011.

Gross profit increased by $261,000, or 2.4%, to $11,075,000 for the nine months ended September 30, 2012 from $10,814,000 for the same period in 2011.  The gross profit margin was 35.5% for the nine months ended September 30, 2012, compared to 36.9% for the same period of 2011.

The gross profit margin for the three and nine months ended September 30, 2012 was affected by the Building Supply segment margin, which has declined due to increased raw material costs and competitive pricing pressures.  Although consolidated gross profit margin is down year over year, it has been consistent at 35.6% in the first quarter, 35.5% in the second quarter and 35.4% in the third quarter of this year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $59,000, or 2.0%, to $3,076,000 for the three months ended September 30, 2012 from $3,017,000 for the three months ended September 30, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 28.6% for the three months ended September 30, 2012 from 29.8% for the same period in 2011.

The change in expenses for the three months ended September 30, 2012 by segment was as follows:  Infection Control was down $5,000, or 2.9%, and corporate unallocated expenses were down by $76,000.  Building Supply was up $44,000, or 4.5%, and Disposable Protective Apparel was up $96,000, or 13.0%.

Selling, general and administrative expenses decreased by $144,000, or 1.5%, to $9,550,000 for the nine months ended September 30, 2012 from $9,694,000 for the nine months ended September 30, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 30.6% for the nine months ended September 30, 2012 from 33.0% for the same period in 2011.

The change in expense by segment was as follows:  Building Supply was down by $27,000, or 0.8%, Infection Control was down $113,000, or 17.0%, and corporate unallocated expenses were down by $248,000.  Disposable Protective Apparel was up $244,000, or 10.8%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Bonuses of $71,000 were accrued for the three months ended September 30, 2012, as compared to $70,000 in the same period of 2011.  Bonuses of $149,000 were accrued for the nine months ended September 30, 2012, as compared to $104,000 in the same period of 2011.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $1,000, or 0.6%, to $166,000 for the three months ended September 30, 2012 from $167,000 for the same period in 2011.  Depreciation and amortization expense decreased by $25,000, or 4.1%, to $591,000 for the nine months ended September 30, 2012 from $616,000 for the same period in 2011.  The decrease for the nine months was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment.

Alpha Pro Tech, Ltd.

Income from Operations.  Income from operations increased by $69,000, or 14.2%, to $556,000 for the three months ended September 30, 2012, as compared to income from operations of $487,000 for the three months ended September 30, 2011.  The increase was due to an increase in gross profit of $127,000 and a decrease in depreciation and amortization of $1,000, partially offset by an increase in selling, general and administrative expenses of $59,000.

Income from operations increased by $430,000, or 85.3% to $934,000 for the nine months ended September 30, 2012, as compared to $504,000 for the nine months ended September 30, 2011.  The increase in income from operations was due to an increase in gross profit of $261,000, a decrease in selling, general and administrative expense of $144,000 and a decrease in depreciation and amortization expense of $25,000.

Equity in Income of Unconsolidated Affiliate.  For the three months ended September 30, 2012, we recorded equity in income of unconsolidated affiliate of $84,000, as compared to $134,000 for the same period of 2011.  For the nine months ended September 30, 2012, we recorded equity in income of unconsolidated affiliate of $402,000, as compared to $368,000 for the same period of 2011.

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

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended September 30, 2012 was $638,000, compared to income before provision for income taxes of $628,000 for the three months ended September 30, 2011, representing an increase of $10,000, or 1.6%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $69,000, partially offset by a decrease of $50,000 in equity in income of unconsolidated affiliate and by a decrease of $9,000 in net interest.

Income before provision for income taxes for the nine months ended September 30, 2012 was $1,343,000, compared to income before provision for income taxes of $935,000 for the nine months ended September 30, 2011, representing an increase of $408,000, or 43.6%.  The increase in income before provision for income taxes was due primarily to an increase in income from operations of $430,000 and an increase in equity in income of unconsolidated affiliate of $34,000, partially offset by a decrease in net interest income of $15,000 and a net gain on sales of assets of $41,000 in 2011 which did not recur in the same period of 2012.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2012 was $224,000, compared to the provision for income taxes of $242,000 for the same period of 2011.  The estimated effective tax rate was 35.1% for the three months ended September 30, 2012, compared to 38.5% for the same period in 2011.

The provision for income taxes for the nine months ended September 30, 2012 was $484,000, compared to provision for income taxes of $357,000 for the same period of 2011.  The estimated effective tax rate was 36.0% and 38.2% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Net Income.  Net income for the three months ended September 30, 2012 was $414,000, compared to net income of $386,000 for the three months ended September 30, 2011, an increase of $28,000, or 7.3%.  The increase was primarily due to an increase in income before provision for income taxes of $10,000 and a decrease in income taxes of $18,000.  Net income as a percentage of sales for the three months ended September 30, 2012 was 3.9%, and net income as a percentage of sales for the same period of 2011 was 3.8%.  Basic and diluted earnings per common share for the three months ended September 30, 2012 was $0.02, and basic and diluted earnings per common share for the same period of 2011 was $0.02.

Net income for the nine months ended September 30, 2012 was $859,000, compared to net income of $578,000 for the nine months ended September 30, 2011, an increase of $281,000, or 48.6%.  The net income increase was primarily due to an increase in income before provision for income taxes of $408,000, partially offset by an increase in income taxes of $127,000.  Net income as a percentage of sales for the nine months ended September 30, 2012 was 2.8%, and net income as a percentage of sales for the same period of 2011 was 2.0%.  Basic and diluted earnings per common share for the nine months ended September 30, 2012 was $0.04, and basic and diluted earnings per common share for the same period of 2011 was $0.03.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had cash and cash equivalents of $5,891,000 and working capital of $30,151,000, representing an increase in working capital of 1.4%, or $413,000, since December 31, 2011 and an increase of 2.3%, or $690,000, since June 30, 2012.  As of September 30, 2012, our current ratio was 27:1, compared to a 35:1 ratio as of December 31, 2011.  Cash and cash equivalents decreased by 21.5%, or $1,612,000, to $5,891,000 as of September 30, 2012, compared to $7,503,000 as of December 31, 2011.  The decrease in cash and cash equivalents was due to cash used in financing activities of $778,000, cash used in investing activities of $67,000 and cash used in operating activities of $767,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of September 30, 2012, the prime interest rate was 3.25%.  This credit line was renewed in May 2012 and expires in May 2014.  Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2012.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of September 30, 2012, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $767,000 for the nine months ended September 30, 2012, compared to net cash provided by operating activities of $2,760,000 for the nine months ended September 30, 2011.  The net change in operating activities for the two periods ending September 30 was $3,527,000, which resulted primarily from an increase in inventory for the nine months ended September 30, 2012 of $1,125,000 as compared to a decrease of inventory of $2,931,000 for the same period of 2011, for a net difference of $4,056,000.  Excluding this increase in inventory, cash flow from operating activities would have been higher in the first nine months of 2012 as compared to the same period of 2011.

The net cash used in operating activities of $767,000 for the nine months ended September 30, 2012 was due to net income of $859,000, adjusted by the following: amortization of share-based compensation expense of $171,000, depreciation and amortization of $591,000, equity in income of unconsolidated affiliate of $402,000, an increase in deferred income taxes of $17,000, an increase in accounts receivable of $1,382,000, an increase in inventory of $1,125,000, a decrease in prepaid expenses of $269,000 and an increase in accounts payable and accrued liabilities of $269,000.

Accounts receivable increased by $1,382,000, or 29.2%, to $6,107,000 as of September 30, 2012 from $4,725,000 as of December 31, 2011.  The number of days of sales outstanding as of September 30, 2012 was 46 days, compared to 41 days as of December 31, 2011.  The increase in accounts receivable was primarily a result of increased sales in the third quarter of 2012, as compared to the fourth quarter of 2011.

Inventory increased by $1,125,000, or 7.2%, to $16,691,000 as of September 30, 2012 from $15,566,000 as of December 31, 2011.  The increase was primarily due to an increase for the Building Supply segment of $1,344,000, or 18.8%, to $8,480,000 as of September 30, 2012, although inventory for the Disposable Protective Apparel segment decreased by $116,000, or 2.5%, to $4,494,000 as of September 30, 2012, and inventory for the Infection Control segment decreased by $103,000, or 2.7%, to $3,717,000 as of September 30, 2012.

Prepaid expenses decreased by $269,000, or 12.0%, to $1,974,000 as of September 30, 2012 from $2,243,000 as of December 31, 2011.  The decrease was primarily due to a decrease in prepaid deposits on inventory from Asia.

Accounts payable and accrued liabilities as of September 30, 2012 increased by $269,000, or 30.9%, to $1,140,000 from $871,000 as of December 31, 2011.  The change was primarily due to an increase in accrued liabilities of $254,000 and an increase in trade payables of $15,000.  The increase in accrued liabilities was primarily due to an increase in sales commissions, executive bonuses and accrued payroll.

Net cash used in investing activities was $67,000 for the nine months ended September 30, 2012, compared to net cash used in investing activities of $4,000 for the same period of 2011.  Our investing activities for the nine months ended September 30, 2012 consisted primarily of the purchase of property and equipment of $481,000 and the purchase of intangible assets of $3,000, partially offset by repayment of advances from our unconsolidated affiliate (Harmony) of $417,000.  Our investing activities for the nine months ended September 30, 2011 consisted primarily of the cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000, offset by the purchase of property and equipment of $236,000 and the purchase of intangible assets of $3,000.

Alpha Pro Tech, Ltd.

Net cash used in financing activities was $778,000 for the nine months ended September 30, 2012, compared to net cash used in financing activities of $854,000 for the same period of 2011.  Our net cash used in financing activities for the nine months ended September 30, 2012 was due to the payment of $778,000 for the repurchase of common stock, compared to the payment of $857,000 for the repurchase of common stock and excess tax benefit related to shared-based compensation of $13,000, partially offset by the proceeds of $16,000 from the exercise of stock options, for the same period of 2011.

As of September 30, 2012, we had $531,000 available for additional stock purchases under our stock repurchase program.  For the three months ended September 30, 2012, we repurchased 175,700 shares of common stock at a cost of $251,000.  For the nine months ended September 30, 2012, we repurchased 557,650 shares of common stock at a cost of $778,000.  As of September 30, 2012, we had repurchased a total of 8,066,228 shares of common stock at a cost of $9,989,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2011, FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value amount, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

Alpha Pro Tech, Ltd.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1-31, 2012	12,000	$1.39	12,000	$765,000
August 1-31, 2012	99,012	1.40	99,012	624,000
September 1-30, 2012	64,688	1.41	64,688	531,000
	175,700	$1.40	175,700

(1) On October 17, 2012, the Company announced that the Board of Directors had authorized a $1,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $11,520,000 of its common stock.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).
101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended September 30, 2012.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 7, 2012	BY: /s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	November 7, 2012	BY: /s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer