Form 10-K
period 2012-12-31
ALPHA PRO TECH LTD
filed 2013-03-06
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
{ X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
or

{   }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 01-15725

ALPHA PRO TECH, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1009183
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

60 Centurian Drive, Suite 112, Markham, Ontario, L3R 9R2
(Address of Principal Executive Offices, including zip code)

Registrant's telephone number, including area code:  905-479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Shares, Par Value $.01 Per Share	NYSE MKT

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __  No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012, was $23,751,000.

As of February 28, 2013, the registrant had outstanding 20,079,456 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be held on June 4, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Signatures

Exhibit Index

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company ( as defined below)  filed with the Securities and Exchange Commission (“SEC”).  All statements, other than statements of historical facts, that address the Company’s expectations of sources of capital or that express the Company’s expectation for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” which reflect the current views of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

Any expectations based on these forward-looking statements are subject to risks and uncertainties. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2012.  As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Form 10-K.  Where information is being omitted or reduced in this Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2012. According to the disclosure requirements for smaller reporting companies, the Company has included in the consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.

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

Our products are grouped into three business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; (2) the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and (3) the Infection Control segment, consisting of face masks and eye shields (and  previously included a line of medical bed pads and pet beds, which line was sold during the first quarter of 2011).  All financial information presented herein reflects the current segmentation.

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

The usage of these two construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as offering cost reduction.  The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption.  REX™ Wrap and REX™ Wrap Plus are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis is a highly engineered composite made up of a high-strength woven fabric, a monolithic breather film and a non-woven sheet, offering a high-strength non-perforated membrane.

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.  In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.

These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing”.

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products.  The vast majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico as described in more detail below under “Manufacturing”.  Certain proprietary products are made using materials supplied by us.

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

As described in more detail below under “Manufacturing,” the face masks are primarily manufactured in our facility in Salt Lake City, Utah.  The shields are produced in our facility in Nogales, Arizona and assembled by a subcontractor in Mexico.

Financial information in relation to the three segments can be found in Activity of Business Segments (Note 12) of the Notes to Consolidated Financial Statements.

MARKETS

Our products are sold to the following markets: construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and disposable protective apparel and infection control products (masks and shields) are sold to the industrial market, cleanroom market and medical and dental markets.

Our target markets are construction building supply and roofing distributors, pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), and medical and dental distributors.

DISTRIBUTION

We rely primarily on a network of independent distributors for the sale of our products.

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days.  Appropriate levels of inventories are maintained to supply distributors on a timely basis.  From time to time, we will stockpile inventory for periods of unusualyl high demand. For example, we are currently carrying stockpiled inventory of our N-95 Particulate Respirator face mask that was recommended by the CDC for protection against the H1N1 Influenza A pandemic in 2009.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two fiscal years.  All amounts have been rounded to the nearest thousand.

	Years Ended December 31,
	2012	2011

Net sales by geographic region
United States	$39,463,000	$36,983,000
International	1,595,000	1,519,000

Consolidated net sales	$41,058,000	$38,502,000

The following table summarizes the locations of the Company’s long-lived assets by geographic region for the Company’s last two fiscal years.

	As of December 31,
Long-lived assets by geographic region
United States	$2,956,000	$3,122,000
International	463,000	514,000

Consolidated total long-lived assets	$3,419,000	$3,636,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2012 and 2011, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated total net sales.

MANUFACTURING

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc. (Building Supply segment), which manufactures and distributes a line of construction weatherization products, primarily housewrap and synthetic roof underlayment, is located in a 165,400 square foot facility at 301 South Blanchard Street, Valdosta, Georgia.  The housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state.  The name of the joint venture is Harmony Plastics Private Limited (“Harmony”).  Harmony has three facilities in India.  One facility is a 102,000 square foot building for the manufacturing of housewrap and synthetic roof underlayment.  There is a 71,500 square foot building that manufactures coated material and sews proprietary disposable protective apparel.  There is also a 16,000 square foot facility that sews proprietary disposable protective apparel.

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries.  At present, we have 18 United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments.  We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 1 to 13 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech.   We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 28, 2013, we had 111 employees, including 17 employees at our principal executive office in Markham, Ontario, Canada; 12 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Apparel cutting, warehouse and shipping facility in Nogales, Arizona; 33 employees at our Building Supply segment facility in Valdosta, Georgia; 14 employees on our sales and marketing team, located in various areas throughout the United States; and 8 employees in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the SEC.  These reports are also available on the SEC’s website (http://www.sec.gov).  The past two years of news releases also are made available on our website.  In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

We rely on a limited number of suppliers and contractors for our Disposable Protective Apparel and Building Supply segments.  If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term.

There are risks associated with international manufacturing that could have a significant effect on our business.

We subcontract the manufacturing of some of our goods to Asia.  These goods are manufactured pursuant to our specifications and quality assurance guidelines.  Certain proprietary products are being made in Asia using materials supplied by us.

We expect that a significant portion of our product sales will be derived from the sale of products for which we subcontract the manufacture to Asia, but we cannot be certain that we will be able to maintain such subcontracting at current levels.  If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected.  International manufacturing is subject to a number of risks, including the following:

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

The success and competitiveness of our products depend in part upon our ability to protect our current and future technology, manufacturing processes and brand names, including Alpha Pro Tech, through a combination of patent, trademark, trade secret and unfair competition laws.

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

Policing unauthorized use of intellectual property is difficult. The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Litigation may result in substantial costs and diversion of resources, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases; and (iv) changes in customers’ preferences for our products, including the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for the Company’s products.

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

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information.  Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events.  Any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

From time to time, the Company is subject to certain legal and regulatory proceedings in the ordinary course of business.  The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict.  Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law.  A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2.  The approximate monthly rent is $7,000 for 4,200 square feet under a lease expiring February 28, 2015.  Working out of the principal executive office are the President, Alexander W. Millar, the Chief Executive Officer, Sheldon Hoffman, and the Chief Financial Officer, Lloyd Hoffman.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia.  The monthly rent is $36,000 for 165,400 square feet.  This lease expires on April 30, 2020.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The monthly rent is $17,000 for 60,000 square feet.  This lease expires on December 31, 2013.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah.  The monthly rent is $18,000 for 34,500 square feet.  This lease expires on July 31, 2016.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

N/A

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) (the “NYSE MKT”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE MKT.

		Low	High

2011	First Quarter	$1.30	$1.87
	Second Quarter	1.10	1.41
	Third Quarter	1.01	1.29
	Fourth Quarter	0.93	1.28

2012	First Quarter	$1.21	$1.58
	Second Quarter	1.20	1.56
	Third Quarter	1.30	1.52
	Fourth Quarter	1.36	1.69

2013	First Quarter	$1.42	$1.94
(Through February 28, 2013)

As of February 28, 2013, the Company’s common stock was held by 228 shareholders of record and approximately 4,700 beneficial owners.

DIVIDEND POLICY

The holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof.  The Company has never declared or paid any dividends on any of its outstanding shares of common stock.  It is the current policy of the Board of Directors to retain any earnings to provide for the development and growth of the Company.  Consequently, the Company has no current plans to pay cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2012.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 1-31, 2012	184,400	$1.53	184,400	$1,246,000
November 1-30, 2012	202,900	1.55	202,900	931,000
December 1-31, 2012	140,100	1.43	140,100	729,000
Total	527,400	1.51	527,400	729,000

(1)
Pursuant to the Company’s share repurchase program, on February 1, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.Under the share repurchase program, the Company is authorized to repurchase up to a total of $13,520,000 of common stock.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties.  These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2012.  As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances.  The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information.  Our critical accounting polices include the following:

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

Stock-Based Compensation:  Alpha Pro Tech accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes-Merton option pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the near future.  The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  In addition, the option valuation model requires the input of highly subjective assumptions, including expected stock price volatility.  Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2012	2011
Net sales	100.0%	100.0%
Gross profit	35.2%	36.5%
Selling, general and administrative expenses	31.4%	32.0%
Income from operations	2.0%	2.4%
Income before provision for income taxes	3.2%	3.8%
Net income	2.4%	2.4%

Fiscal 2012 Compared to Fiscal 2011

Sales. Consolidated sales for the year ended December 31, 2012 increased to $41,058,000, from $38,502,000 for the year ended December 31, 2011, representing an increase of $2,556,000, or 6.6%. This increase consisted of increased sales in the Building Supply segment of $2,151,000 and increased sales in the Disposable Protective Apparel segment of $630,000, partially offset by decreased sales in the Infection Control segment of $225,000.

Building Supply segment sales for the year ended December 31, 2012 increased by $2,151,000, or 10.0%, to $23,749,000, as compared to $21,598,000 for 2011.  The increase was primarily due to a 16.2% increase in sales of REX™ Wrap housewrap and a 7.3% increase in sales of REX™ SynFelt synthetic roof underlayment.  The sales mix of the Building Supply segment for the year ended December 31, 2012 was 67% for synthetic roof underlayment and 33% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the year ended December 31, 2011.

In early 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.  This product contributed approximately 6% of total synthetic roof underlayment sales for 2012, was approximately 14% in the most recent quarter, and is expected to be a growth product for the Company.  Sales of our REX™ Wrap Fortis non-perforated breathable housewrap continue to be lower than anticipated, although sales of this product are expected to contribute more significantly to the sales line in 2013.  We have seen recent increases in sales of REX™ Wrap Fortis in the fourth quarter of 2012 accounting for almost half the sales in 2012, and new distribution is expected in the coming year.  We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2012 increased by $630,000, or 5.0%, to $13,188,000, compared to $12,558,000 for the same period of 2011.  The increase was primarily due to an increase in sales of disposable protective apparel to our major international supply chain partner, partially offset by a decrease in other industrial distributors.   Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line; we believe that we will continue to grow our market share.

Infection Control segment sales for the year ended December 31, 2012 decreased by $225,000, or 5.2%, to $4,121,000, compared to $4,346,000 for 2011.  Mask sales were down by 4.2%, or $122,000, to $2,752,000, medical bed pad and pet bed sales were down $100,000, to $0, as this product line was sold in the first quarter of 2011, and shield sales were down by 0.2%, or $3,000, to $1,369,000, all compared to the year ended December 31, 2011.  The overall mask sales decrease for 2012 was primarily due to a decline in industrial mask sales as a result of our previous largest industrial distributor launching its own line of masks, partially offset by an increase in medical mask sales.

Gross Profit.  Gross profit increased by $414,000, or 2.9%, to $14,460,000 for the year ended December 31, 2012 from $14,046,000 for  2011.  The gross profit margin was 35.2% for the year ended December 31, 2012, compared to 36.5% for 2011.  The gross profit margin for the year ended December 31, 2012 was affected by the Building Supply segment margin, which has declined due to increased raw material costs and competitive pricing pressures.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $556,000, or 4.5%, to $12,879,000 for the year ended December 31, 2012 from $12,323,000 for the year ended December 31, 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 31.4% for the year ended December 31, 2012 from 32.0% for 2011.

The change in expense by segment was as follows:  Disposable Protective Apparel was up $379,000, or 12.7%, Building Supply was up $92,000, or 2.2% and corporate unallocated expenses were up $187,000 or 4.4%, partially offset by Infection Control which was down $102,000, or 12.2%.  Disposable Protective Apparel was up primarily due to increased sales and marketing costs and corporate unallocated expenses primarily because of an increased accrual for executive bonuses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $145,000 were accrued for the year ended December 31, 2012, as compared to $0 for 2011.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $54,000, or 6.6%, to $764,000 for the year ended December 31, 2012 from $818,000 for 2011.  The decrease for the year was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment.

Income from Operations.  Income from operations decreased by $88,000, or 9.7%, to $817,000 for the year ended December 31, 2012, compared to income from operations of $905,000 for the year ended December 31, 2011.  The decrease was due to an increase in selling, general and administrative expenses of $556,000, partially offset by an increase in gross profit of $414,000 and a decrease in depreciation and amortization of $54,000.

Equity in Income of Unconsolidated Affiliate.  For the year ended December 31, 2012, we recorded equity in income of unconsolidated affiliate of $480,000, compared to $494,000 for 2011.

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

Income before Provision for Income Taxes.  Income before provision for income taxes for the year ended December 31, 2012 was $1,307,000, compared to income before provision for income taxes of $1,481,000 for the year ended December 31, 2011, representing a decrease of $174,000, or 11.7%.  The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $88,000, a decrease in equity in income of unconsolidated affiliate of $14,000, a decrease in net interest income of $31,000 and a net gain on sales of assets of $41,000 in 2011 which did not recur in 2012.

Provision for Income Taxes.  The provision for income taxes for the year ended December 31, 2012 was $330,000, compared to the provision for income taxes of $548,000 for 2011.  The estimated effective tax rate was 25.2% for the year ended December 31, 2012, compared to 37.0% for 2011.  The change in the effective tax rate is primarily due to changes in the treatment of the Company’s joint venture in India for U.S. income tax reporting purposes.

Net Income.  Net income for the year ended December 31, 2012 was $977,000, compared to net income of $933,000 for the year ended December 31, 2011, an increase of $44,000, or 4.7%.  The net income increase was primarily due to a decrease in income taxes of $218,000, partially offset by a decrease in income before provision for income taxes of $174,000.  Net income as a percentage of sales for the year ended December 31, 2012 was 2.4%, and net income as a percentage of sales for 2011 was 2.4%.  Basic and diluted earnings per common share for the year ended December 31, 2012 was $0.05, and basic and diluted earnings per common share for 2011 was $0.04.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had cash and cash equivalents of $4,554,000 and working capital of $29,588,000, representing a decrease in working capital of 0.5%, or $150,000, from December 31, 2011.  As of December 31, 2012, our current ratio was 19:1, compared to a 35:1 ratio as of December 31, 2011.  Cash and cash equivalents decreased by 39.3%, or $2,949,000, to $4,554,000 as of December 31, 2012, compared to $7,503,000 as of December 31, 2011.  The decrease in cash and cash equivalents was due to cash used in financing activities of $1,572,000, cash used in investing activities of $ 363,000 and cash used in operating activities of $1,014,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of December 31, 2012, the prime interest rate was 3.25%.  This credit line was renewed in May 2012 and expires in May 2014.  Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2012.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  As of December 31, 2012, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $1,014,000 for the year ended December 31, 2012, compared to net cash provided by operating activities of $3,766,000 for the year ended December 31, 2011.  The net change in cash flows from operating activities for the two years ended December 31, 2012 was $4,780,000, which resulted primarily from an increase in inventory for the year ended December 31, 2012 of $1,598,000 as compared to a decrease of inventory of $1,571,000 for 2011, for a net difference of $3,169,000.  Prepaid expenses increased by $56,000 for the year ended December 31, 2012 as compared to a decrease of $1,476,000 for 2011, for a net difference of $1,532,000 and accounts receivable increased by $1,625,000 for the year ended December 31, 2012 as compared to an increase of $909,000 for 2011, for a net difference of $716,000.  All of this was partially offset by a net increase in accounts payable and accrued liabilities of $782,000.

The net cash used in operating activities of $1,014,000 for the year ended December 31, 2012 was due to net income of $977,000, adjusted by the following: amortization of share-based compensation expense of $228,000, depreciation and amortization of $764,000, equity in income of unconsolidated affiliate of $480,000, a decrease in deferred income taxes of $6,000, an increase in accounts receivable of $1,625,000, an increase in inventory of $1,598,000, an increase in prepaid expenses of $56,000 and an increase in accounts payable and accrued liabilities of $782,000.

Accounts receivable increased by $1,625,000, or 34.4%, to $6,350,000 as of December 31, 2012 from $4,725,000 as of December 31, 2011.  The increase in accounts receivable was primarily related to increased Building Supply segment sales in the latter part of the fourth quarter of 2012, compared to 2011.  Also, extended payment terms were provided on most Building Supply segment sales in the fourth quarter to remain competitive, as our competition offers these extended payment terms as well.  We started this extended payment terms program a little earlier in 2012 as compared to 2011.  The number of days sales outstanding as of December 31, 2012, calculated by using an average of accounts receivable outstanding for the year end dates, was 49 days, compared to 41 days as of December 31, 2011.

Inventory increased by $1,598,000, or 10.3%, to $17,164,000 as of December 31, 2012 from $15,566,000 as of December 31, 2011.  The increase was primarily due to an increase in inventory for the Building Supply segment of $845,000, or 11.8%, to $7,981,000, and an increase in inventory for the Disposable Protective Apparel segment of $940,000, or 20.4%, to $5,550,000 and a decrease in inventory for the Infection Control segment inventory of $187,000, or 4.9%, to $3,633,000.  As of December 31, 2012, Disposable Protective Apparel inventory was higher than historical levels as we purchased more inventory this year to account for the anticipated temporary shutdown of manufacturing during the Chinese New Year holidays.

Prepaid expenses increased by $56,000, or 2.5%, to $2,299,000 as of December 31, 2012 from $2,243,000 as of December 31, 2011.  The increase was primarily due to an increase in prepaid tax, partially offset by a decrease in prepayments to Asia for the purchase of inventory.

Accounts payable and accrued liabilities as of December 31, 2012 increased by $782,000, or 89.8%, to $1,653,000 from $871,000 as of December 31, 2011.  The change was primarily due to an increase in accrued liabilities of $624,000 and an increase in trade payables of $158,000.  The increase in accrued liabilities was primarily due to an increase in sales commissions, accrued bonuses, accrued tax and accrued payroll.

Net cash used in investing activities was $363,000 for the year ended December 31, 2012, compared to net cash used in investing activities of $42,000 for 2011.  Our investing activities for the year ended December 31, 2012 consisted primarily of the purchase of property and equipment of $519,000, the purchase of marketable securities of $255,000 and the purchase of intangible assets of $6,000, partially offset by repayment of advances from our unconsolidated affiliate (Harmony) of $417,000.  Our investing activities for the year ended December 31, 2011 consisted primarily of the purchase of property and equipment of $269,000 and the purchase of intangible assets of $8,000, partially offset by cash proceeds from the sale of the pet bed and medical bed pad lines of $235,000.

Net cash used in financing activities was $1,572,000 for the year ended December 31, 2012, compared to net cash used in financing activities of $1,537,000 for 2011.  Our net cash used in financing activities for the year ended December 31, 2012 was due to the payment of $1,581,000 for the repurchase of common stock, partially offset by the proceeds of $9,000 from the exercise of stock options.   Our net cash used in financing activities for the year ended December 31, 2011 was due to the payment of $1,553,000 for the repurchase of common stock, partially offset by the proceeds of $16,000 from the exercise of stock options.

As of December 31, 2012, we had $729,000 available for additional stock purchases under our stock repurchase program.  For the year ended December 31, 2012, we repurchased 1,085,050 shares of common stock at a cost of $1,581,000.  As of December 31, 2012, we had repurchased a total of 8,593,628 shares of common stock at a cost of $10,792,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles–Goodwill and Other (Topic 350):Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or its consolidated financial position.

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

Alpha Pro Tech, Ltd.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2012, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Alpha Pro Tech, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd:

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.    These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah
March 6, 2013

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,554,000	$7,503,000
Marketable securities	293,000	-
Accounts receivable, net of allowance for doubtful accounts of $74,000 and $54,000 as of December 31, 2012 and 2011, respectively	6,350,000	4,725,000
Inventories	17,164,000	15,566,000
Prepaid expenses	2,299,000	2,243,000
Deferred income tax assets	554,000	572,000
Total current assets	31,214,000	30,609,000

Property and equipment, net	3,419,000	3,636,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	113,000	135,000
Equity investments in and advances to unconsolidated affiliate	2,498,000	2,435,000
Total assets	$37,299,000	$36,870,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$860,000	$702,000
Accrued liabilities	793,000	169,000
Total current liabilities	1,653,000	871,000

Deferred income tax liabilities	813,000	823,000
Total liabilities	2,466,000	1,694,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 20,044,457 and 21,122,840 shares outstanding as of December 31, 2012 and 2011, respectively	200,000	211,000
Additional paid-in capital	20,915,000	22,248,000
Accumulated other comprehensive income	24,000	-
Retained earnings	13,694,000	12,717,000
Total shareholders' equity	34,833,000	35,176,000
Total liabilities and shareholders' equity	$37,299,000	$36,870,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Income Statements

	Years Ended December 31,
	2012	2011

Net sales	$41,058,000	$38,502,000

Cost of goods sold, excluding depreciation and amortization	26,598,000	24,456,000
Gross profit	14,460,000	14,046,000

Operating expenses:
Selling, general and administrative	12,879,000	12,323,000
Depreciation and amortization	764,000	818,000
Total operating expenses	13,643,000	13,141,000

Income from operations	817,000	905,000

Other income:
Equity in income of unconsolidated affiliate	480,000	494,000
Net gain on sales of assets	-	41,000
Interest, net	10,000	41,000
Total other income	490,000	576,000

Income before provision for income taxes	1,307,000	1,481,000

Provision for income taxes	330,000	548,000

Net income	$977,000	$933,000

Basic earnings per common share	$0.05	$0.04

Diluted earnings per common share	$0.05	$0.04

Basic weighted average common shares outstanding	20,703,296	22,077,905

Diluted weighted average common shares outstanding	20,703,296	22,077,905

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Comprehensive Income Statements

	Years Ended December 31,
	2012	2011

Net income	$977,000	$933,000

Unrealized gain on investments, net of tax	24,000	-
Comprehensive income	$1,001,000	$933,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of January 1, 2011	22,424,285	$224,000	$23,504,000	$11,784,000	$-	$35,512,000
Options exercised	13,333	-	16,000	-	-	16,000
Common stock repurchased and retired	(1,314,778)	(13,000)	(1,540,000)	-	-	(1,553,000)
Share-based compensation expense	-	-	268,000	-	-	268,000
Net income	-	-	-	933,000	-	933,000

Balance as of December 31, 2011	21,122,840	211,000	22,248,000	12,717,000	-	35,176,000
Options exercised	6,667	-	9,000	-	-	9,000
Common stock repurchased and retired	(1,085,050)	(11,000)	(1,570,000)	-	-	(1,581,000)
Share-based compensation expense	-	-	228,000	-	-	228,000
Net income	-	-	-	977,000	-	977,000
Other comprehensive income	-	-	-	-	24,000	24,000

Balance as of December 31, 2012	20,044,457	$200,000	$20,915,000	$13,694,000	$24,000	$34,833,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$977,000	$933,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	228,000	268,000
Depreciation and amortization	764,000	818,000
Equity in income of unconsolidated affiliate	(480,000)	(494,000)
Deferred income taxes	(6,000)	55,000
Gain on sale of assets	-	(41,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,625,000)	(909,000)
Inventories	(1,598,000)	1,571,000
Prepaid expenses	(56,000)	1,476,000
Accounts payable and accrued liabilities	782,000	89,000

Net cash (used in) provided by operating activities	(1,014,000)	3,766,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(519,000)	(269,000)
Purchase of intangible assets	(6,000)	(8,000)
Repayment of advances by unconsolidated affilitate	417,000	-
Purchase of marketable securities	(255,000)	-
Proceeds from sale of assets	-	235,000

Net cash used in investing activities	(363,000)	(42,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	9,000	16,000
Repurchase of common stock	(1,581,000)	(1,553,000)

Net cash used in financing activities	(1,572,000)	(1,537,000)

Changes in cash and cash equivalents	(2,949,000)	2,187,000

Cash and cash equivalents, beginning of the year	7,503,000	5,316,000

Cash and cash equivalents, end of the year	$4,554,000	$7,503,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$310,000	$609,000

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

2.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated.

Events that occurred after December 31, 2012 through the date that these consolidated financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these consolidated financial statements.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data.  The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2012. According to the disclosure requirements for smaller reporting companies, in these consolidated financial statements the Company has included consolidated balance sheets as of the end of the two most recent years and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable debt securities. These investments are classified as available-for-sale in accordance with US generally accepted accounting principles (“US GAAP”). The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about its customers’ current ability to pay.  Account balances are charged against the allowance when management determines that the probability for recovery is remote.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market.  Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventory and the estimated market value based upon assumptions about future sales and supplies on-hand.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings		25		years
Machinery and equipment	5	-	15	years
Office furniture and equipment	2	-	7	years
Leasehold improvements	4	-	5	years

Expenditures for renewals and betterments are capitalized, whereas costs of maintenance and repairs are charged to operations in the period incurred.

Goodwill and Intangible Assets

The Company accounts for goodwill and definite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC,” “ASC” or “Codification”) 350, Intangibles – Goodwill and Other (“ASC 350”).  As prescribed by ASC 350, goodwill is not amortized, but rather is tested annually for impairment.   Intangible assets with finite lives are amortized over their useful lives (see Note 5).  The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset.  The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values, and, accordingly, the Company has not recognized any impairment losses during the years ended December 31, 2012 and 2011.

Revenue Recognition

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product, and revenues are recognized accordingly.

Sales are reduced for any anticipated sales returns, rebates and allowances based on historical data.

Shipping and Handling Costs

The costs of shipping products to distributors are classified in cost of goods sold.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

The Company accounts for stock-based awards in accordance with FASB ASC 718, Stock Compensation (“ASC 718”).  ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

For the years ended December 31, 2012 and 2011, there were zero and 60,000 stock options granted, respectively, under the option plan.  The Company recognized $228,000 and $268,000 in share-based compensation expense for the years ended December 31, 2012 and 2011, respectively, related to issued options.

Income Taxes

The Company accounts for income taxes using the asset and liability approach.  A valuation allowance is recorded to reduce the carrying amounts of deferred income tax assets unless it is more likely than not that such assets will be realized.  The Company’s policy is to classify any interest and penalties assessed by the Internal Revenue Service as a component of the provision for income taxes.  Additionally, the Company presents taxes assessed by governmental authorities on revenue-producing activities (i.e., sales tax) on a net basis in the accompanying consolidated income statements. The Company provides allowances for uncertain income tax positions when it is more likely than not that the position will not be sustained upon examination by the tax authority.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, income tax examination by tax authorities for years before 2007 and the year 2008.  The Company is not currently under examination in any of its jurisdictions in which it operates.

Earnings Per Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to common stock equivalents, and “diluted” EPS, which includes all common stock equivalents which are dilutive for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011

Net income (numerator)	$977,000	$933,000

Shares (denominator):
Basic weighted average common shares outstanding	20,703,296	22,077,905
Add: Dilutive effect of common stock options	-	-

Diluted weighted average common shares outstanding	20,703,296	22,077,905

Earnings per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date.  Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date.  Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2012 and 2011.

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

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.  Such costs were not material for the years ended December 31, 2012 and 2011.

Advertising

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses.  Such costs were $64,000 and $43,000 for the years ended December 31, 2012 and 2011, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a framework for measuring fair value in   accordance with US GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  On a quarterly basis, the Company measures at fair value certain financial assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets as of December 31, 2012 and 2011 was determined using the following levels of inputs:

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

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market fund - 2012	$664,000	$664,000	-	-
Marketable securities - 2012	293,000	293,000	-	-

Cash equivalents - money market fund - 2011	831,000	831,000	-	-

The fair values for the money market fund and marketable securities, classified as Level 1, were obtained from quoted market prices.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), Intangibles–Goodwill and Other (Topic 350):Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  This update requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  This update impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

3.        Marketable Securities
The following provides information regarding the Company’s available-for-sale marketable securities as of December 31, 2012:

Cost basis	$255,000
Gains included in accumulated other comprehensive income	38,000
Fair value	$293,000

No marketable securities were sold during the year ended December 31, 2012.  The unrealized gains of $38,000 are presented net of tax of $14,000 in the 2012 consolidated comprehensive income statement.

4.        Inventories

Inventories consisted of the following:

	December 31,
	2012	2011

Raw materials	$8,212,000	$8,007,000
Work in process	3,056,000	3,048,000
Finished goods	5,896,000	4,511,000
	$17,164,000	$15,566,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.        Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011

Buildings	$355,000	$355,000
Machinery and equipment	9,462,000	8,968,000
Office furniture and equipment	962,000	938,000
Leasehold improvements	441,000	441,000

	11,220,000	10,702,000
Less accumulated depreciation and amortization	(7,801,000)	(7,066,000)

	$3,419,000	$3,636,000

Depreciation and amortization of property and equipment was $735,000 and $791,000 for the years ended December 31, 2012 and 2011, respectively.

6.        Goodwill and Intangible Assets

Management evaluates goodwill impairment on an annual basis and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives.  Intangible assets consisted of the following:

	December 31, 2012				December 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	6.0	$473,000	$(360,000)	$113,000	7.0	$466,000	$(331,000)	$135,000

Amortization of intangible assets was $29,000 and $27,000 for the years ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,
2013	$22,000
2014	19,000
2015	19,000
2016	19,000
2017	11,000
Thereafter	23,000
$113,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

7.        Investment in and Advances to Unconsolidated Affiliate

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India.  Harmony currently has three facilities in India, consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; and (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel.  All additions have been financed by Harmony with no guarantees from the Company.

In accordance with FASB ASC 810, Consolidation (“ASC 810”), the Company assesses whether or not related entities are variable interest entities (“VIEs”).  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE.  The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying consolidated balance sheets.  The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated income statements.  The Company reviews annually its investment in Harmony for impairment.  Management has determined that no impairment was required as of December 31, 2012 and 2011.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Fifty percent of the $942,000 long-term advance for materials was to be repaid over a six-year term that commenced in July 2006, and any remaining balance was to be paid in the seventh year.   Harmony has repaid the advance in full, with the final $417,000 payments made in the third quarter of 2012.

For the years ended December 31, 2012 and 2011, Alpha Pro Tech purchased $17,011,000 and $13,662,000 of inventory, respectively, from Harmony.  For the years ended December 31, 2012 and 2011, the Company recorded equity in income of unconsolidated affiliate of $480,000 and $494,000, respectively.  As of December 31, 2012, the Company’s investment in Harmony is $2,498,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,067,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

8.        Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2012	2011

Payroll expenses	$126,000	$105,000
Bonuses payable	325,000	64,000
Uncertain tax position	342,000	-
	$793,000	$169,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

9.        Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2014.  Pursuant to the terms of the credit facility, the Company has a line of credit for up to $3,500,000 based on eligible accounts receivable and inventories.  The Company’s borrowing capacity on the line of credit was $3,500,000 as of December 31, 2012.  The credit facility bears interest at prime plus 0.5% (prime rate was 3.25% as of December 31, 2012 and 2011) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment.  Under the terms of the facility, the Company pays a 0.6% unused loan fee, which is paid quarterly.

As of December 31, 2012, the Company had no outstanding balance on the line of credit and no other debt.

10.      Shareholders' Equity

Repurchase Program

As of December 31, 2011, the Company had $1,310,000 available for purchases under its share repurchase program.  During the year ended December 31, 2012, the Company repurchased and retired 1,085,050 shares of its common stock for $1,581,000.  During the year ended December 31, 2011, the Company repurchased and retired 1,314,778 shares of its common stock for $1,553,000.  As of December 31, 2012, the Company had $729,000 available to repurchase common shares under the repurchase program.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of both incentive stock options and non-qualified stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company and its subsidiaries, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an additional incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

Under the 2004 Plan, 2,500,000 shares were initially available for grant.  In light of the Company’s continued growth, the Board of Directors recommended to the shareholders at the 2010 Annual Meeting of Shareholders, and the shareholders approved, an amendment to the 2004 Plan to increase the number of shares available for issuance by an additional 2,500,000 shares of common stock.  The 2004 Plan now provides for a total of 5,000,000 common shares eligible for issuance.

Under the 2004 Plan, approximately 3,110,000 options have been granted as of December 31, 2012.  Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant.  In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant.  The exercise price of the options is determined based on the fair value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Exercise Price Per Option

Options outstanding, January 1, 2011	2,541,670	$1.57
Granted to employees and non-employee directors	60,000	1.15
Exercised	(13,333)	1.23
Canceled/expired/forfeited	(443,334)	1.91

Options outstanding, December 31, 2011	2,145,003	1.49
Granted to employees and non-employee directors	-	-
Exercised	(6,667)	1.23
Canceled/expired/forfeited	(348,334)	1.50

Options outstanding, December 31, 2012	1,790,002	1.49
Options exercisable, December 31, 2012	1,428,335	1.48

Stock options to purchase 1,790,002 and 2,145,003 shares of common stock were outstanding as of December 31, 2012 and 2011, respectively.  All of the stock options were excluded from the computation of the number of dilutive common shares for the years ended December 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

The Company used the Black-Scholes-Merton option-pricing model to value the options.  The Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years.  The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The fair values of the share-based payment awards were estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted average fair values:

	Stock Options (1) For the Years Ended December 31,
	2012	2011
Exercise price	N/A	$1.15
Risk-free interest rate	N/A	0.96%
Expected volatility	N/A	50.30%
Expected life in years	N/A	4.30
Dividend rate	N/A	-
Black-Scholes-Merton fair value	N/A	$0.47

(1)	The fair value calculation was based on the stock options granted during the year.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2012:
			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$1.10	-	$1.98	1,790,002	$1.49	2.03	$0	1,428,335	$1.48	1.84	$0

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $2,000 and $6,000, respectively.

As of December 31, 2012, $161,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average remaining period of 0.81 years.  Cash received from 6,667 options exercised for the year ended December 31, 2012 was $9,000.

11.     Income Taxes

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2012	2011

Current	$336,000	$493,000
Deferred	(6,000)	55,000

	$330,000	$548,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2012	2011

Current deferred income taxes:
Foreign tax credits	$67,000	$92,000
Temporary differences:
Inventory reserve	121,000	103,000
Intangible assets	-	3,000
State income taxes	(13,000)	(10,000)
Accrued expenses and inventory	379,000	368,000
Current deferred income tax assets, net	554,000	556,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	(760,000)	(778,000)
Other	(14,000)	-
State income taxes	(39,000)	(29,000)

Non-current deferred tax liabilities	(813,000)	(807,000)

Net deferred income tax liability	$(259,000)	$(251,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2012	2011
Income taxes based on U.S. statutory rate of 34%	$444,000	$504,000
Non-deductible meals and entertainment	4,000	4,000
Domestic manufacturer's deduction	(21,000)	(33,000)
Foreign taxes	(172,000)	-
State taxes	42,000	32,000
Other	33,000	41,000

	$330,000	$548,000

In 2012, the Company modified its tax reporting for Harmony, which lowered the Company’s effective tax rate for the year ended December 31, 2012.  The Company has recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012, which is included in accrued liabilities in the accompanying 2012 consolidated balance sheet.

Unrecognized tax benefits during the year ended December 31, 2012 were the following:

Balance as of January 1, 2012	$-
Gross increase from tax positions taken during 2012	28,000
Gross increase from tax positions taken during prior periods	314,000
Reductions to unrecognized tax benefits	-
Balance as of December 31, 2012	$342,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

12.     Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring on various dates through April 30, 2020.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Years Ending December 31,	Future Minimum Lease Payments

2013	$935,000
2014	734,000
2015	673,000
2016	566,000
2017	432,000
Thereafter	1,008,000
$4,348,000

Total rent expense under operating leases for the years ended December 31, 2012 and 2011 was $1,028,000 and $1,059,000, respectively.

13.     Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan.  Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings.  The Company contributions become fully vested after five years.  The amounts contributed to the plan by the Company were $38,000 and $34,000 for the years ended December 31, 2012 and 2011, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees.  The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $145,000 and $0 were accrued for the years ended December 31, 2012 and 2011, respectively.

14.    Activity of Business Segments

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

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2).  Segment data excludes charges allocated to the principal executive office and other corporate unallocated expenses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales for each segment:

	Years Ended December 31,
	2012	2011

Building Supply	$23,749,000	$21,598,000
Disposable Protective Apparel	13,188,000	12,558,000
Infection Control	4,121,000	4,346,000

Consolidated net sales	$41,058,000	$38,502,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2012	2011

Building Supply	$3,031,000	$2,856,000
Disposable Protective Apparel	1,624,000	1,650,000
Infection Control	1,118,000	1,229,000
Total segment income	5,773,000	5,735,000

Unallocated corporate overhead expenses	(4,466,000)	(4,254,000)
Provision for income taxes	(330,000)	(548,000)
Consolidated net income	$977,000	$933,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2012	2011

Net sales by geographic region
United States	$39,463,000	$36,983,000
International	1,595,000	1,519,000

Consolidated net sales	$41,058,000	$38,502,000

	As of December 31,
Long-lived assets by geographic region
United States	$2,956,000	$3,122,000
International	463,000	514,000

Consolidated total long-lived assets	$3,419,000	$3,636,000

Net sales by geographic region are based on the countries in which the customers are located.  For the years ended December 31, 2012 and 2011, the Company did not generate sales from any country, except the United States, that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2012	2011

Disposable Protective Apparel	$528,000	$640,000
Building Supply	2,252,000	2,142,000
Infection Control	763,000	971,000
Total segment assets	3,543,000	3,753,000

Unallocated corporate assets	44,000	73,000
Total consolidated assets	$3,587,000	$3,826,000

15.      Concentration of Risk

The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits.  The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

Management believes that adequate provision has been made for risk of loss on all credit transactions.

The Company buys a significant amount of its disposable protective apparel products from a limited number of subcontractors located in Asia and, to a much lesser extent, a subcontractor in Mexico. Management believes that other suppliers could provide similar products at comparable terms.  A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

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

The Company provides products to customers located primarily in the U.S.  Customers accounting for 10% or more of accounts receivable as of December 31, 2012 and 2011, and 10% or more of net sales for the years ended December 31, 2012 and 2011, were as follows:

Accounts receivable:	2012	2011
Customer A	13%	18%
Customer B	12%	16%

Net Sales:
Customer A	12%	15%
Customer B	21%	17%

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

16.     Subsequent Events

On February 1, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.  As of February 1, 2013, the Company had approximately $2,200,000 available to repurchase shares of the Company’s common stock, $200,000 of which remains from the previous expansion announced in October 2012.

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from the consolidated balance sheet date of December 31, 2012 through the filing date of the Company’s Form 10-K.  All appropriate subsequent event disclosures have been made in the Notes to Consolidated Financial Statements.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Attestation Report of the Independent Registered Public Accounting Firm

As a result of being a smaller reporting company, we are not required to provide an attestation report from our independent registered public accounting firm regarding our internal control over financial reporting.  We have elected not to include such an attestation report in this Annual Report on Form 10-K, which election was approved by the Audit Committee of the Company’s Board of Directors.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

 Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  A copy of the Code of Business Conduct and Ethics are available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2013.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2012 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by shareholders	1,790,002	(1)	$1.49	2,977,000	(2)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2013.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.  The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)           Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:
Management’s Report on Internal Control over Financial Reporting;
Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets – December 31, 2012 and 2011;
Consolidated Income Statements – Years Ended December 31, 2012 and 2011;
Consolidated Comprehensive Income Statements – Years Ended December 31, 2012 and 2011;
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2012 and 2011;
Consolidated Statements of Cash Flows – Years Ended December 31, 2012 and 2011;
Notes to Consolidated Financial Statements

(a)(2)          Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 6, 2013	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 6, 2013	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2013.

/s/ Sheldon Hoffman
Sheldon Hoffman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alexander W. Millar
Alexander W. Millar, President and Director

/s/ Sheldon Hoffman
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

10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*

10.2	Non-Qualified Stock Option Agreement of David Anderson, incorporated by reference to Exhibit 4.2 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.3	Non-Qualified Stock Option Agreement of Robert Isaly, incorporated by reference to Exhibit 4.3 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.4	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.5	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.6	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.7	Incentive Stock Option Agreement of Sheldon Hoffman, incorporated by reference to Exhibit 4.7 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.8	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.9	Employment Agreement between the Company and Al Millar, dated June, 1989, incorporated by reference to Form 10 Registration Statement, filed on February 25, 1992 (File No. 000-19893).*

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10 (r) to Form 10-K/A, filed on April 2 9, 2004 (File No. 001-15725).

21	Subsidiaries of Alpha Pro Tech, Ltd.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data File

* Indicates a management contract or compensatory plan or arrangement.