Form 10-Q
period 2013-03-31
ALPHA PRO TECH LTD
filed 2013-05-07
CIK 884269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer___    Accelerated filer ___   Non-accelerated filer       Smaller reporting company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ___   No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2013
Common Stock, $0.01 par value	19,537,523 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$3,331,000	$4,554,000
Marketable securities	368,000	293,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $74,000 as of March 31, 2013 and December 31, 2012	7,497,000	6,350,000
Inventories	16,299,000	17,164,000
Prepaid expenses	2,516,000	2,299,000
Deferred income tax assets	554,000	554,000
Total current assets	30,565,000	31,214,000

Property and equipment, net	3,316,000	3,419,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	106,000	113,000
Equity investments in and advances to unconsolidated affiliate	2,531,000	2,498,000
Total assets	$36,573,000	$37,299,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$511,000	$860,000
Accrued liabilities	1,101,000	793,000
Total current liabilities	1,612,000	1,653,000

Deferred income tax liabilities	841,000	813,000
Total liabilities	2,453,000	2,466,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 19,525,858 and 20,044,457 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	195,000	200,000
Additional paid-in capital	20,145,000	20,915,000
Accumulated other comprehensive income	71,000	24,000
Retained earnings	13,709,000	13,694,000
Total shareholders' equity	34,120,000	34,833,000
Total liabilities and shareholders' equity	$36,573,000	$37,299,000

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net sales	$9,450,000	$9,619,000
Cost of goods sold, excluding depreciation and amortization	5,787,000	6,194,000
Gross profit	3,663,000	3,425,000

Operating expenses:
Selling, general and administrative	3,512,000	3,250,000
Depreciation and amortization	181,000	216,000
Total operating expenses	3,693,000	3,466,000

Loss from operations	(30,000)	(41,000)
Other income:
Equity in income of unconsolidated affiliate	33,000	147,000
Interest income	1,000	6,000
Total other income	34,000	153,000

Income before provision for income taxes	4,000	112,000

Provision (benefit) for income taxes	(11,000)	42,000

Net income	$15,000	$70,000

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share	$0.00	$0.00

Basic weighted average common shares outstanding	19,715,775	20,988,087

Diluted weighted average common shares outstanding	19,749,157	20,988,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$15,000	$70,000

Unrealized gain on investments, net of tax	47,000	-
Comprehensive income	$62,000	$70,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2012	20,044,457	$200,000	$20,915,000	$13,694,000	$24,000	$34,833,000
Options exercised	35,001	-	42,000	-	-	42,000
Share-based compensation expense	-	-	55,000	-	-	55,000
Common stock repurchased and retired	(553,600)	(5,000)	(867,000)	-	-	(872,000)
Net income	-	-	-	15,000	-	15,000
Other comprehensive income	-	-	-	-	47,000	47,000

Balance as of March 31, 2013	19,525,858	$195,000	$20,145,000	$13,709,000	$71,000	$34,120,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$15,000	$70,000
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	55,000	57,000
Depreciation and amortization	181,000	216,000
Equity in income of unconsolidated affiliate	(33,000)	(147,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,147,000)	(1,706,000)
Inventories	865,000	708,000
Prepaid expenses	(217,000)	(1,017,000)
Accounts payable and accrued liabilities	(41,000)	351,000

Net cash used in operating activities	(322,000)	(1,468,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(71,000)	(366,000)
Purchase of intangible assets	-	(2,000)

Net cash used in investing activities	(71,000)	(368,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	42,000	-
Repurchase of common stock	(872,000)	(205,000)

Net cash used in financing activities	(830,000)	(205,000)

Net decrease in cash and cash equivalents	(1,223,000)	(2,041,000)

Cash and cash equivalents, beginning of the period	4,554,000	7,503,000

Cash and cash equivalents, end of the period	$3,331,000	$5,462,000

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

The Building Supply segment consists of a line of construction weatherization products, such as housewrap and synthetic roof underlayment.

The Disposable Protective Apparel segment consists of a complete line of shoecovers, bouffant caps, coveralls, frocks, lab coats, gowns and hoods.

The Infection Control segment consists of a line of face masks and eye shields.

The Company’s products are sold under the "Alpha Pro Tech" brand name and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.             Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K (the “2012 Form 10-K”), which was filed on March 6, 2013. The results of operations for the period reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2012 was extracted from the audited consolidated balance sheet contained in the 2012 Form 10-K and does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

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

During the three months ended March 31, 2013 and 2012, there were no stock options granted under the stock option plan.  The Company recognized $55,000 and $57,000 in share-based compensation expense in its condensed consolidated statements of income for the three months ended March 31, 2013 and 2012, respectively, related to previously issued options.

Stock options to purchase 1,705,001 and 2,145,003 shares of common stock were outstanding as of March 31, 2013 and 2012, respectively.  As of March 31, 2013, 33,382 incremental shares were included in the computation of diluted earnings per common share because the exercise prices of these stock options were less than the average share price of the Company’s common stock for the quarter, and, therefore, the effect was dilutive.   The remaining 1,671,619 were not included in the computation of diluted earnings per common share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock for the three months ended March 31, 2013, and, therefore, there was no dilutive effect.  All of the stock options were excluded from the computation of the number of dilutive common shares for the three months ended March 31, 2012 because their effect would have been anti-dilutive.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes-Merton option-pricing model to value the options.  For options granted during a quarter or fiscal period, the Company uses historical data to estimate the life of the options.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility.  The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2012	1,790,002	$1.49	2.64
Granted at fair value	-	-	-
Exercised	(35,001)	$1.19	-
Canceled/expired/forfeited	(50,000)	$1.60	-
Options outstanding as of March 31, 2013	1,705,001	$1.50	1.79
Options exercisable as of March 31, 2013	1,360,001	$1.48	1.60

As of March 31, 2013, $96,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.56 years.

4.            Marketable Securities

The following provides information regarding the Company’s available-for-sale marketable securities as of March 31, 2013:

Cost basis	$255,000
Unrealized gains included in accumulated other comprehensive income	113,000
Fair value	$368,000

No marketable securities were sold during the three months ended March 31, 2013. The unrealized gains for the three months ended March 31, 2013 of $75,000 are presented net of tax of $28,000 for a net total of $47,000 as shown in the 2013 condensed consolidated statements of comprehensive income.

5.             New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

6.             Inventories

As of March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials	$6,920,000	$8,212,000
Work in process	2,896,000	3,056,000
Finished goods	6,483,000	5,896,000
	$16,299,000	$17,164,000

7.             Equity Investments in and Advances to Unconsolidated Affiliate

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for the Building Supply segment.  In addition, the joint venture also supplies some products for the Disposable Protective Apparel segment.

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India.  Harmony currently has three facilities in India, consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; and (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel.  All facility additions have been financed by Harmony with no guarantees from the Company.

In accordance with FASB ASC 810, Consolidation (“ASC 810”), the Company assesses whether or not related entities are variable interest entities (“VIEs”).  For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE and, if so, to consolidate the VIE.  The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying condensed consolidated balance sheets.  The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income.  The Company continuously reviews its investment in Harmony for impairment.  Management has determined that no impairment was required as of March 31, 2013 and December 31, 2012.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials.  Harmony has repaid the advance in full.

For the three months ended March 31, 2013 and 2012, Alpha Pro Tech purchased $2,709,000 and $3,622,000 of inventory, respectively, from Harmony.  For the three months ended March 31, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $33,000 and $147,000, respectively.  As of March 31, 2013, the Company’s investment in Harmony was $2,531,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,100,000, less $942,000 in repayments of the advance and dividends of $77,000.

8.             Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012

Payroll expenses	$356,000	$126,000
Bonuses payable	375,000	325,000
Rebates and other	28,000	-
Uncertain tax position	342,000	342,000
	$1,101,000	$793,000

9.             Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012

Net income (numerator)	$15,000	$70,000

Shares (denominator):
Basic weighted average common shares outstanding	19,715,775	20,988,087
Add: Dilutive effect of common stock options	33,382	-

Diluted weighted average common shares outstanding	19,749,157	20,988,087

Earnings per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.          Activity of Business Segments

The Company operates through three segments:

Building Supply consists of a line of construction supply weatherization products.  The construction supply weatherization products consist of housewrap and synthetic roof underlayment.  The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the Building Supply segment.

Disposable Protective Apparel consists of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Infection Control consists of a line of face masks and eye shields.

Segment data excludes charges allocated to the principal executive office, corporate expenses and income taxes.  The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Building Supply	$5,164,000	$5,591,000
Disposable Protective Apparel	3,220,000	2,914,000
Infection Control	1,066,000	1,114,000
Total consolidated net sales	$9,450,000	$9,619,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Building Supply	$637,000	$481,000
Disposable Protective Apparel	364,000	368,000
Infection Control	307,000	345,000
Total segment income	1,308,000	1,194,000

Unallocated corporate overhead expenses	(1,304,000)	(1,082,000)
(Provision) benefit for income taxes	11,000	(42,000)
Consolidated net income	$15,000	$70,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Building Supply	$2,211,000	$2,252,000
Disposable Protective Apparel	509,000	528,000
Infection Control	723,000	763,000
Total segment assets	3,443,000	3,543,000

Unallocated corporate assets	34,000	44,000
Total consolidated assets	$3,477,000	$3,587,000

11.          Subsequent Events

The Company has reviewed and evaluated whether any material subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2013 through the filing date of this Form 10-Q.  All appropriate subsequent event disclosures have been made in the Notes to Condensed Consolidated Financial Statements (unaudited).

Alpha Pro Tech, Ltd.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements (unaudited) and the notes to our condensed consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our Form 10-K for the year ended December 31, 2012.

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

Marketable Securities: The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying condensed consolidated balance sheets.

Alpha Pro Tech, Ltd.

Accounts Receivable: Accounts receivable is recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when management determines that the potential for recovery is remote.

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

Our products are grouped into three business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment; (2) the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps,  coveralls, frocks, lab coats, gowns, hoods and other miscellaneous products; and (3) the Infection Control segment, consisting of face masks and eye shields.  All financial information presented herein reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Gross profit	38.8%	35.6%
Selling, general and administrative expenses	37.2%	33.8%
Loss from operations	-0.3%	-0.4%
Income before provision for income taxes	0.0%	1.2%
Net income	0.2%	0.7%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Sales.  Consolidated sales for the three months ended March 31, 2013 decreased to $9,450,000, from $9,619,000 for the three months ended March 31, 2012, representing a decrease of $169,000, or 1.8%. This decrease consisted of decreased sales in the Building Supply segment of $427,000 and decreased sales in the Infection Control segment of $48,000, partially offset by increased sales in the Disposable Protective Apparel segment of $306,000.

Building Supply segment sales for the three months ended March 31, 2013 decreased by $427,000, or 7.6%, to $5,164,000, as compared to $5,591,000 for the same period of 2012.  The decrease was primarily due to a 23.3% decrease in sales of REX™ SynFelt synthetic roof underlayment, as a result of a harsh winter, partially offset by a 22.5% increase in sales of REX™ Wrap housewrap.  The sales mix of the Building Supply segment for the three months ended March 31, 2013 was 58% for synthetic roof underlayment and 42% for housewrap.  This compared to 69% for synthetic roof underlayment and 31% for housewrap for the three months ended March 31, 2012.

In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.  In the first quarter of 2013, TECHNOply™ had 18 times the sales of the same period in 2012 and contributed approximately 10% of total synthetic roof underlayment sales for the quarter, as compared to 6% for all of 2012.  TECHNOply™ is expected to be a growth product for the Company.  Sales of our newest housewrap, REX™ Wrap Fortis non-perforated breathable housewrap, are starting to gain traction.  In the first quarter of 2013, REX™ Wrap Fortis sales increased six-fold over that of the first quarter in 2012 and comprised 9% of total housewrap sales.  Sales of REX™ Wrap Fortis are expected to increase significantly in 2013.  We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2013 increased by $306,000, or 10.5%, to $3,220,000, compared to $2,914,000 for the same period of 2012.  The increase was primarily due to an increase in sales of disposable protective apparel to regional and national distributors. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line; we believe that we will continue to grow our market share.

Alpha Pro Tech, Ltd.

Infection Control segment sales for the three months ended March 31, 2013 decreased by $48,000, or 5.2%, to $1,066,000, compared to $1,114,000 for the same period of 2012.  Mask sales were basically flat, down by 0.1%, or $1,000, to $745,000 and shield sales were down by 12.8%, or $47,000, to $321,000.

Gross Profit.  Gross profit increased by $238,000, or 6.9%, to $3,663,000 for the three months ended March 31, 2013 from $3,425,000 for the same period of 2012.  The gross profit margin was 38.8% for the three months ended March 31, 2013, compared to 35.6% for the same period of 2012.  The gross profit margin was positively affected by an increase in the Building Supply segment margin, as material costs have been reduced.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $262,000, or 8.1%, to $3,512,000 for the three months ended March 31, 2013 from $3,250,000 for the three months ended March 31, 2012.  As a percentage of net sales, selling, general and administrative expenses increased to 37.2% for the three months ended March 31, 2013 from 33.8% for the same period of 2012.

The change in expense by segment was as follows:  Disposable Protective Apparel was up $14,000, or 1.6%, Building Supply was up $39,000, or 3.5%, and corporate unallocated expenses were up $219,000, partially offset by Infection Control, which was down $10,000, or 5.4%.  Corporate unallocated expenses were up primarily due to a severance payment accrual for manufacturing personnel that will not be replaced, as we have restructured some job functions.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense.  Executive bonuses of $1,000 were accrued for the three months ended March 31, 2013, as compared to $13,000 for the same period of 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $35,000, or 16.2%, to $181,000 for the three months ended March 31, 2013 from $216,000 for the same period of 2012.  The decrease for the first quarter was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment.

Loss from Operations.  Loss from operations decreased by $11,000, or 26.8%, to $30,000 for the three months ended March 31, 2013, compared to $41,000 for the three months ended March 31, 2012.  The decreased loss from operations was due to an increase in gross profit of $238,000 and a decrease in depreciation and amortization of $35,000, partially offset by an increase in selling, general and administrative expenses of $262,000.

Equity in Income of Unconsolidated Affiliate.  For the three months ended March 31, 2013, we recorded equity in income of unconsolidated affiliate of $33,000, compared to $147,000 for the same period of 2012.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended March 31, 2013 was $4,000, compared to income before provision for income taxes of $112,000 for the three months ended March 31, 2012, representing a decrease of $108,000, or 96.4%.  The decrease in income before provision for income taxes was due primarily to a decrease in equity in income of unconsolidated affiliate of $114,000 and a decrease in net interest income of $5,000, partially offset by a decrease in loss from operations of $11,000.

Provision (benefit) for Income Taxes.  The benefit for income taxes for the three months ended March 31, 2013 was $11,000, compared to the provision for income taxes of $42,000 for the same period of 2012.  The change in the effective tax rate was primarily due to changes in the treatment of the Company’s joint venture in India for U.S. income tax reporting purposes.  The Company no longer accrues tax on the equity in income of unconsolidated affiliate as a result of the Company modifying its tax reporting for Harmony.

Net Income.  Net income for the three months ended March 31, 2013 was $15,000, compared to net income of $70,000 for the three months ended March 31, 2012, a decrease of $55,000, or 78.6%.  The net income decrease was primarily due to a decrease in income before provision for income taxes of $108,000, partially offset by a decrease in income taxes of $53,000.  Net income as a percentage of net sales for the three months ended March 31, 2013 was 0.2%, and net income as a percentage of net sales for the same period of 2012 was 0.7%.  Basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 was $0.00.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash and cash equivalents of $3,331,000 and working capital of $28,953,000, representing a decrease in working capital of 2.1%, or $608,000, from December 31, 2012.  As of March 31, 2013and December 31, 2012, our current ratio was 19:1.  Cash and cash equivalents decreased by 26.9%, or $1,223,000, to $3,331,000 as of March 31, 2013, compared to $4,554,000 as of December 31, 2012.  The decrease in cash and cash equivalents was due to cash used in financing activities of $830,000, cash used in investing activities of $71,000 and cash used in operating activities of $322,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%.  As of March 31, 2013, the prime interest rate was 3.25%.  This credit line was renewed in May 2012 and expires in May 2014.  The available line of credit is based on a formula of eligible accounts receivable and inventories.  Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2013.  As of March 31, 2013, we did not have any borrowings under this credit facility.

Net cash used in operating activities of $322,000 for the three months ended March 31, 2013 was due to net income of $15,000, adjusted by the following: amortization of share-based compensation expense of $55,000, depreciation and amortization of $181,000, equity in income of unconsolidated affiliate of $33,000, an increase in accounts receivable of $1,147,000, a decrease in inventory of $865,000, an increase in prepaid expenses of $217,000 and a decrease in accounts payable and accrued liabilities of $40,000.

Accounts receivable increased by $1,147,000, or 18.1%, to $7,497,000 as of March 31, 2013 from $6,350,000 as of December 31, 2012.  The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through February 2013 to remain competitive, as our competition offers these extended payment terms as well.  We started this program in October 2012, and the majority of the receivables are due to be collected in April and May, which should improve our cash position in the second quarter of 2013.  The number of day that sales remain outstanding as of March 31, 2013, calculated by using an average of accounts receivable outstanding was 66 days, compared to 49 days as of December 31, 2012.

Inventory decreased by $865,000, or 5.0%, to $16,299,000 as of March 31, 2013 from $17,164,000 as of December 31, 2012.  The decrease was primarily due to a decrease in inventory for the Building Supply segment of $783,000, or 9.8%, to $7,198,000, a decrease in inventory for the Disposable Protective Apparel segment of $14,000, or 0.3%, to $5,536,000 and a decrease in inventory for the Infection Control segment of $68,000, or 1.9%, to $3,565,000.

Prepaid expenses increased by $217,000, or 9.4%, to $2,516,000 as of March 31, 2013 from $2,299,000 as of December 31, 2012.  The increase was primarily due to an increase in prepaid insurance for our Building Supply segment.

Accounts payable and accrued liabilities as of March 31, 2013 decreased by $41,000, or 2.5%, to $1,612,000 from $1,653,000 as of December 31, 2012.  The change was primarily due to a decrease in trade payables of $349,000, partially offset by an increase in accrued liabilities of $308,000.  The increase in accrued liabilities was primarily due to an increase in sales commissions, accrued severance payments and accrued payroll.

Net cash used in investing activities was $71,000 for the three months ended March 31, 2013, compared to net cash used in investing activities of $368,000 for the same period of 2012.  Our investing activities for the three months ended March 31, 2013 consisted of the purchase of property and equipment.  Our investing activities for the three months ended March 31, 2012 consisted of the purchase of property and equipment of $366,000 and the purchase of intangible assets of $2,000.

Net cash used in financing activities was $830,000 for the three months ended March 31, 2013, compared to net cash used in financing activities of $205,000 for the same period of 2012.  The increase in net cash used in financing activities for the three months ended March 31, 2013 was due to the payment of $872,000 for the repurchase of common stock, partially offset by the proceeds of $42,000 from the exercise of stock options.   Our net cash used in financing activities for the three months ended March 31, 2012 was due to the payment of $205,000 for the repurchase of common stock.

Alpha Pro Tech, Ltd.

As of March 31, 2013, we had $1,858,000 available for additional stock purchases under our stock repurchase program.  For the three months ended March 31, 2013, we repurchased 553,600 shares of common stock at a cost of $872,000.  As of March 31, 2013, we had repurchased a total of 9,147,228 shares of common stock at a cost of $11,664,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment.  The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.  If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required.  This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

Alpha Pro Tech, Ltd.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1-31, 2013	350,830	$1.58	350,830	$172,000
February 1-28, 2013	92,100	1.56	92,100	2,027,000
March 1-31, 2013	110,670	1.52	110,670	1,858,000
	553,600	$1.56	553,600

(1) On February 1, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).
101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended March 31, 2013.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 7, 2013	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	May 7, 2013	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer