Form 10-Q
period 2013-06-30
ALPHA PRO TECH LTD
filed 2013-08-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 1, 2013
Common Stock, $0.01 par value	19,110,923 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012 (1)
Assets
Current assets:
Cash and cash equivalents	$6,129,000	$4,554,000
Marketable securities	404,000	293,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $74,000 as of June 30, 2013 and December 31, 2012, respectively	5,849,000	6,350,000
Inventories	14,283,000	17,164,000
Prepaid expenses	3,165,000	2,299,000
Deferred income tax assets	554,000	554,000
Total current assets	30,384,000	31,214,000

Property and equipment, net	3,224,000	3,419,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	102,000	113,000
Equity investments in and advances to unconsolidated affiliate	2,569,000	2,498,000
Total assets	$36,334,000	$37,299,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$737,000	$860,000
Accrued liabilities	740,000	793,000
Total current liabilities	1,477,000	1,653,000

Deferred income tax liabilities	854,000	813,000
Total liabilities	2,331,000	2,466,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 19,110,925 and 20,044,457 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	191,000	200,000
Additional paid-in capital	19,535,000	20,915,000
Accumulated other comprehensive income	93,000	24,000
Retained earnings	14,184,000	13,694,000
Total shareholders' equity	34,003,000	34,833,000
Total liabilities and shareholders' equity	$36,334,000	$37,299,000

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$11,156,000	$10,851,000	$20,606,000	$20,470,000
Cost of goods sold, excluding depreciation and amortization	7,099,000	6,999,000	12,886,000	13,193,000
Gross profit	4,057,000	3,852,000	7,720,000	7,277,000

Operating expenses:
Selling, general and administrative	3,183,000	3,224,000	6,695,000	6,474,000
Depreciation and amortization	175,000	209,000	356,000	425,000
Total operating expenses	3,358,000	3,433,000	7,051,000	6,899,000

Income from operations	699,000	419,000	669,000	378,000
Other income:
Equity in income of unconsolidated affiliate	38,000	171,000	71,000	318,000
Interest income	1,000	3,000	2,000	9,000
Total other income	39,000	174,000	73,000	327,000

Income before provision for income taxes	738,000	593,000	742,000	705,000

Provision for income taxes	264,000	219,000	252,000	261,000

Net income	$474,000	$374,000	$490,000	$444,000

Basic earnings per common share	$0.02	$0.02	$0.03	$0.02

Diluted earnings per common share	$0.02	$0.02	$0.03	$0.02

Basic weighted average common shares outstanding	19,262,807	20,857,189	19,488,040	20,922,638

Diluted weighted average common shares outstanding	19,362,620	20,857,189	19,550,244	20,922,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$474,000	$374,000	$490,000	$444,000

Unrealized gain on investments, net of tax	22,000	-	69,000	-
Comprehensive income	$496,000	$374,000	$559,000	$444,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2012	20,044,457	$200,000	$20,915,000	$13,694,000	$24,000	$34,833,000
Options exercised	46,668	1,000	55,000	-	-	56,000
Share-based compensation expense	-	-	108,000	-	-	108,000
Common stock repurchased and retired	(980,200)	(10,000)	(1,543,000)	-	-	(1,553,000)
Net income	-	-	-	490,000	-	490,000
Other comprehensive income	-	-	-	-	69,000	69,000

Balance as of June 30, 2013	19,110,925	$191,000	$19,535,000	$14,184,000	$93,000	$34,003,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$490,000	$444,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	108,000	114,000
Depreciation and amortization	356,000	425,000
Equity in income of unconsolidated affiliate	(71,000)	(318,000)
Deferred income taxes	-	(47,000)
Changes in assets and liabilities:
Accounts receivable, net	501,000	(1,397,000)
Inventories	2,881,000	1,341,000
Prepaid expenses	(866,000)	113,000
Accounts payable and accrued liabilities	(177,000)	(7,000)

Net cash provided by operating activities	3,222,000	668,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(149,000)	(413,000)
Purchase of intangible assets	(1,000)	(2,000)

Net cash used in investing activities	(150,000)	(415,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	56,000	-
Repurchase of common stock	(1,553,000)	(528,000)

Net cash used in financing activities	(1,497,000)	(528,000)

Net increase (decrease) in cash and cash equivalents	1,575,000	(275,000)

Cash and cash equivalents, beginning of the period	4,554,000	7,503,000

Cash and cash equivalents, end of the period	$6,129,000	$7,228,000

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

2.             Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K (the “2012 Form 10-K”), which was filed on March 6, 2013. The results of operations for the period reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2012 was extracted from the audited consolidated balance sheet contained in the 2012 Form 10-K and does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

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

During the first six months of both 2013 and 2012, there were no stock options granted under the stock option plan. The Company recognized $108,000 and $114,000 in share-based compensation expense in its condensed consolidated statements of income for the six months ended June 30, 2013 and 2012, respectively, related to previously issued options.

Stock options to purchase 1,693,334 and 2,145,003 shares of common stock were outstanding as of June 30, 2013 and 2012, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2012	1,790,002	$1.49	2.64
Granted at fair value	-	-	-
Exercised	(46,668)	$1.20	-
Canceled/expired/forfeited	(50,000)	$1.60	-
Options outstanding as of June 30, 2013	1,693,334	$1.50	1.55
Options exercisable as of June 30, 2013	1,348,334	$1.49	1.37

As of June 30, 2013, $43,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 0.38 years.

4.             Marketable Securities

The following provides information regarding the Company’s available-for-sale marketable securities as of June 30, 2013:

Cost basis	$255,000
Unrealized gains included in accumulated other comprehensive income	149,000
Fair value	$404,000

No marketable securities were sold during the three months ended June 30, 2013. The unrealized gains for the three months ended June 30, 2013 of $35,000 are presented net of tax of $13,000 for a net total of $22,000, as shown in the 2013 condensed consolidated statements of comprehensive income. The unrealized gains for the six months ended June 30, 2013 of $149,000 are presented net of tax of $80,000 for a net total of $69,000 as shown in the 2013 condensed consolidated statements of comprehensive income.

5.             New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in ASU No. 2011-08 provide guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the carrying amount of a reporting unit is less than its fair value, the two-step goodwill impairment test is not required. This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This update impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.             Inventories

As of June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$6,206,000	$8,212,000
Work in process	2,250,000	3,056,000
Finished goods	5,827,000	5,896,000
	$14,283,000	$17,164,000

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

In accordance with FASB Accounting Standards Codification 810, Consolidation (“ASC 810”), the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company continuously reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2013 and December 31, 2012.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials. Harmony has repaid the advance in full.

For the three months ended June 30, 2013 and 2012, Alpha Pro Tech purchased $2,283,000 and $4,205,000 of inventory, respectively, from Harmony. For the six months ended June 30, 2013 and 2012, the Company purchased $4,992,000 and $7,826,000 of inventory, respectively, from Harmony. For the three months ended June 30, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $38,000 and $171,000, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $71,000 and $318,000, respectively. As of June 30, 2013, the Company’s investment in Harmony was $2,569,000, consisting of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,138,000, less $942,000 in repayments of the advance and dividends of $77,000.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.             Accrued Liabilities

As of June 30, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012

Payroll expenses	$214,000	$126,000
Bonuses payable	184,000	325,000
Uncertain tax position	342,000	342,000
	$740,000	$793,000

9.             Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (numerator)	$474,000	$374,000	$490,000	$444,000

Shares (denominator):
Basic weighted average common shares outstanding	19,262,807	20,857,189	19,488,040	20,922,638
Add: Dilutive effect of common stock options	99,813	-	62,204	-

Diluted weighted average common shares outstanding	19,362,620	20,857,189	19,550,244	20,922,638

Earnings per common share:
Basic	$0.02	$0.02	$0.03	$0.02
Diluted	$0.02	$0.02	$0.03	$0.02

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Building Supply	$7,057,000	$6,442,000	$12,221,000	$12,033,000
Disposable Protective Apparel	3,054,000	3,492,000	6,274,000	6,406,000
Infection Control	1,045,000	917,000	2,111,000	2,031,000
Total consolidated net sales	$11,156,000	$10,851,000	$20,606,000	$20,470,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Building Supply	$1,363,000	$945,000	$2,001,000	$1,426,000
Disposable Protective Apparel	196,000	553,000	561,000	921,000
Infection Control	341,000	207,000	648,000	552,000
Total segment income	1,900,000	1,705,000	3,210,000	2,899,000

Unallocated corporate overhead expenses	(1,162,000)	(1,112,000)	(2,468,000)	(2,194,000)
Provision for income taxes	(264,000)	(219,000)	(252,000)	(261,000)
Consolidated net income	$474,000	$374,000	$490,000	$444,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Building Supply	$2,181,000	$2,252,000
Disposable Protective Apparel	494,000	528,000
Infection Control	671,000	763,000
Total segment assets	3,346,000	3,543,000

Unallocated corporate assets	35,000	44,000
Total consolidated assets	$3,381,000	$3,587,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.           Subsequent Events

The Company has reviewed and evaluated whether any material subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2013 through the filing date of this Form 10-Q.  All appropriate subsequent event disclosures have been made in the Notes to Condensed Consolidated Financial Statements (unaudited).

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. These and many other factors could affect Alpha Pro Tech, Ltd.’s (“Alpha Pro Tech” or the “Company”, or “we,” “our” or “us”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

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

Alpha Pro Tech, Ltd.

Accounts Receivable: Accounts receivable are recorded at the invoice amounts and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when management determines that the potential for recovery is remote.

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

Revenue Recognition: For sales transactions, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product.

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

Stock-Based Compensation: Alpha Pro Tech records compensation expense for the fair value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.4%	35.5%	37.5%	35.5%
Selling, general and administrative expenses	28.5%	29.7%	32.5%	31.6%
Income from operations	6.3%	3.9%	3.2%	1.8%
Income before provision for income taxes	6.6%	5.5%	3.6%	3.4%
Net income	4.2%	3.4%	2.4%	2.2%

Three and six months ended June 30, 2013 compared to three and six months ended June 30, 2012

Sales. Consolidated sales for the three months ended June 30, 2013 increased to $11,156,000, from $10,851,000 for the three months ended June 30, 2012, representing an increase of $305,000, or 2.9%. This increase consisted of increased sales in the Building Supply segment of $615,000 and increased sales in the Infection Control segment of $128,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $438,000.

Building Supply segment sales for the three months ended June 30, 2013 increased by $615,000, or 9.6%, to a record $7,057,000, as compared to $6,442,000 for the same period of 2012. The increase was primarily due to a 15.5% increase in sales of REX™ Wrap housewrap and a 0.5% increase in sales of REX™ SynFelt synthetic roof underlayment. Synthetic roof underlayment sales were adversely affected by an extended and harsher than normal winter that affected construction activity in many of the markets where our products are used, but sales are expected to be stronger in the coming quarter. The sales mix of the Building Supply segment for the three months ended June 30, 2013 was 65% for synthetic roof underlayment and 35% for housewrap. This compared to 68% for synthetic roof underlayment and 32% for housewrap for the three months ended June 30, 2012. We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2013 decreased by $438,000, or 12.6%, to $3,054,000, compared to $3,492,000 for the same period of 2012. The decrease was primarily due to a decrease in sales of disposable protective apparel to our major international supply chain partner. This partner’s sales to its end users for three months ended June 30, 2013 were consistent with the same period of 2012.

Infection Control segment sales for the three months ended June 30, 2013 increased by $128,000, or 14.0%, to $1,045,000, compared to $917,000 for the same period of 2012. Mask sales were up by 30.0%, or $173,000, to $750,000, and shield sales were down by 13.3%, or $45,000, to $295,000.

Consolidated sales for the six months ended June 30, 2013 increased to $20,606,000, from $20,470,000 for the six months ended June 30, 2012, representing an increase of $136,000, or 0.7%. This increase consisted of increased sales in the Building Supply segment of $188,000 and increased sales in the Infection Control segment of $80,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $132,000.

Alpha Pro Tech, Ltd.

Building Supply segment sales for the six months ended June 30, 2013 increased by $188,000, or 1.6%, to $12,221,000, as compared to $12,033,000 for the same period of 2012. The increase was primarily due to an 18.6% increase in sales of REX™ Wrap housewrap, partially offset by a 10.6% decrease in sales of REX™ SynFelt synthetic roof underlayment, resulting from the harsh winter. The sales mix of the Building Supply segment for the six months ended June 30, 2013 was 62% for synthetic roof underlayment and 38% for housewrap. This compared to 68% for synthetic roof underlayment and 32% for housewrap for the six months ended June 30, 2012.

In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market. For the first six months of 2013, TECHNOply™ had three times the sales of the same period in 2012 and contributed approximately 9% of total synthetic roof underlayment sales, as compared to 3% for all of 2012. TECHNOply™ is expected to be a growth product for the Company. Sales of our newest housewrap, REX™ Wrap Fortis non-perforated breathable housewrap, are starting to gain traction. For the first six months of 2013, REX™ Wrap Fortis sales increased seven-fold over the same period of 2012 and comprised 9% of total housewrap sales. Sales of REX™ Wrap Fortis are expected to increase significantly in 2013. We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2013 decreased by $132,000, or 2.1%, to $6,274,000, compared to $6,406,000 for the same period of 2012. The decrease was primarily due decreased sales to our major international supply chain partner, partially offset by an increase in sales of disposable protective apparel to regional and national distributors. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line; we believe that we will continue to grow our market share. In addition, our international supply chain partner’s year to date sales to its end users was up 6%, demonstrating demand for our products.

Infection Control segment sales for the six months ended June 30, 2013 increased by $80,000, or 4.0%, to $2,111,000, compared to $2,031,000 for the same period of 2012. Mask sales were up by 13.0%, or $172,000, to $1,495,000, and shield sales were down by 13.0%, or $92,000, to $616,000.

Gross Profit. Gross profit increased by $205,000, or 5.4%, to $4,057,000 for the three months ended June 30, 2013 from $3,852,000 for the same period of 2012. The gross profit margin was 36.4% for the three months ended June 30, 2013, compared to 35.5% for the same period of 2012.

Gross profit increased by $443,000, or 6.1%, to $7,720,000 for the six months ended June 30, 2013 from $7,277,000 for the same period of 2012. The gross profit margin was 37.5% for the six months ended June 30, 2013, compared to 35.6% for the same period of 2012. The gross profit margin for the three and six months ended June 30, 2013 was positively affected by an increase in the Building Supply segment margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $41,000, or 1.3%, to $3,183,000 for the three months ended June 30, 2013 from $3,224,000 for the three months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 28.6% for the three months ended June 30, 2013 from 29.8% for the same period of 2012.

The change in expenses for the second quarter by segment was as follows: Building Supply was down $72,000, or 6.4%, and Infection Control was down $69,000, or 35.8%, partially offset by Disposable Protective Apparel, which was up $54,000, or 6.8%, and corporate unallocated expenses, which were up $46,000.

Selling, general and administrative expenses increased by $221,000, or 3.5%, to $6,695,000 for the six months ended June 30, 2013 from $6,474,000 for the six months ended June 30, 2012. As a percentage of net sales, selling, general and administrative expenses increased to 32.5% for the six months ended June 30, 2013 from 31.7% for the same period of 2012.

The change in expenses by segment for the six months was as follows: Disposable Protective Apparel was up $67,000, or 4.1%, and corporate unallocated expenses were up $265,000. This was partially offset by Building Supply, which was down $32,000, or 1.4%, and Infection Control, which was down $79,000, or 21.0%. The increase in corporate unallocated expenses was primarily due to a severance accrual for manufacturing personnel that will not be replaced, as we have restructured some job functions.

Alpha Pro Tech, Ltd.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $81,000 were accrued for the three months ended June 30, 2013, as compared to $66,000 for the same period of 2012. Executive bonuses of $82,000 were accrued for the six months ended June 30, 2013, as compared to $78,000 for the same period of 2012.

Depreciation and Amortization. Depreciation and amortization expense decreased by $34,000, or 16.3%, to $175,000 for the three months ended June 30, 2013 from $209,000 for the same period of 2012. The decrease for the second quarter was primarily attributable to decreased depreciation for the Disposable Protective Apparel and Building Supply segments.

Depreciation and amortization expense decreased by $69,000, or 16.3%, to $356,000 for the six months ended June 30, 2013 from $425,000 for the same period of 2012. The decrease for the six months was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment and, to a lesser extent, the Building Supply segment.

Income from Operations. Income from operations increased by $280,000, or 66.9%, to $699,000 for the three months ended June 30, 2013, compared to $419,000 for the three months ended June 30, 2012. The increased income from operations was due to an increase in gross profit of $205,000, a decrease in depreciation and amortization of $34,000 and a decrease in selling, general and administrative expenses of $41,000.

Income from operations increased by $291,000, or 77.0%, to $669,000 for the six months ended June 30, 2013, compared to $378,000 for the six months ended June 30, 2012. The increased income from operations was due to an increase in gross profit of $443,000 and a decrease in depreciation and amortization of $69,000, partially offset by an increase in selling, general and administrative expenses of $221,000.

Equity in Income of Unconsolidated Affiliate. For the three months ended June 30, 2013, we recorded equity in income of unconsolidated affiliate of $38,000, compared to $171,000 for the same period of 2012. For the six months ended June 30, 2013, we recorded equity in income of unconsolidated affiliate of $71,000, compared to $318,000 for the same period of 2012.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2013 was $738,000, compared to income before provision for income taxes of $593,000 for the three months ended June 30, 2012, representing an increase of $145,000, or 24.5%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $280,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $133,000 and a decrease in net interest income of $2,000.

Income before provision for income taxes for the six months ended June 30, 2013 was $742,000, compared to income before provision for income taxes of $705,000 for the six months ended June 30, 2012, representing an increase of $37,000, or 5.3%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $291,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $247,000 and a decrease in net interest income of $7,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2013 was $264,000, compared to the provision for income taxes of $219,000 for the same period of 2012. The provision for income taxes for the six months ended June 30, 2013 was $252,000, compared to the provision for income taxes of $261,000 for the same period of 2012.

The change in the effective tax rate was primarily due to changes in the treatment of the Company’s joint venture in India for U.S. income tax reporting purposes. The Company no longer accrues tax on equity in income of unconsolidated affiliate as a result of the Company modifying its tax reporting for Harmony.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended June 30, 2013 was $474,000, compared to net income of $374,000 for the three months ended June 30, 2012, an increase of $100,000, or 26.7%. The net income increase was primarily due to an increase in income before provision for income taxes of $145,000, partially offset by an increase in income taxes of $45,000. Net income as a percentage of net sales for the three months ended June 30, 2013 was 4.2%, and net income as a percentage of net sales for the same period of 2012 was 3.4%. Basic and diluted earnings per common share for the three months ended June 30, 2013 and 2012 were both $0.02.

Net income for the six months ended June 30, 2013 was $490,000, compared to net income of $444,000 for the six months ended June 30, 2012, an increase of $46,000, or 10.4%. The net income increase was primarily due to an increase in income before provision for income taxes of $37,000 and a decrease in income taxes of $9,000. Net income as a percentage of net sales for the six months ended June 30, 2013 was 2.4%, and net income as a percentage of net sales for the same period of 2012 was 2.2%. Basic and diluted earnings per common share for the six months ended June 30, 2013 was $0.03. Basic and diluted earnings per common share for the six months ended June 30, 2012 was $0.02.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash and cash equivalents of $6,129,000 and working capital of $28,907,000, representing a decrease in working capital of 2.3%, or $654,000, from December 31, 2012. As of June 30, 2013 our current ratio was 21:1, compared to a 19:1 ratio as of December 31, 2012. Cash and cash equivalents increased by 34.6%, or $1,575,000, to $6,129,000 as of June 30, 2013, compared to $4,554,000 as of December 31, 2012. The increase in cash and cash equivalents was due to cash provided by operating activities of $3,222,000, partially offset by cash used in investing activities of $150,000 and cash used in financing activities of $1,497,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2013, the prime interest rate was 3.25%. This credit line was renewed in May 2012 and expires in May 2014. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2013. As of June 30, 2013, we did not have any borrowings under this credit facility.

Net cash provided by operating activities of $3,222,000 for the six months ended June 30, 2013 was due to net income of $490,000, adjusted by the following: amortization of share-based compensation expense of $108,000, depreciation and amortization of $356,000, equity in income of unconsolidated affiliate of $71,000, a decrease in accounts receivable of $501,000, a decrease in inventory of $2,881,000, an increase in prepaid expenses of $866,000 and a decrease in accounts payable and accrued liabilities of $177,000.

Accounts receivable decreased by $501,000, or 7.9%, to $5,849,000 as of June 30, 2013 from $6,350,000 as of December 31, 2012. The decrease in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through February 2013 to remain competitive, as our competition offers these extended payment terms as well. The number of days that sales remain outstanding as of June 30, 2013, calculated by using an average of accounts receivable outstanding, was 50 days, compared to 49 days as of December 31, 2012.

Inventory decreased by $2,881,000, or 16.8%, to $14,283,000 as of June 30, 2013 from $17,164,000 as of December 31, 2012. The decrease was primarily due to a decrease in inventory for the Building Supply segment of $2,766,000, or 34.7%, to $5,214,000, a decrease in inventory for the Disposable Protective Apparel segment of $65,000, or 1.2%, to $5,486,000 and a decrease in inventory for the Infection Control segment of $50,000, or 1.4%, to $3,583,000.

Prepaid expenses increased by $866,000, or 37.7%, to $3,165,000 as of June 30, 2013 from $2,299,000 as of December 31, 2012. The increase was primarily due to an increase in prepaid inventory.

Accounts payable and accrued liabilities as of June 30, 2013 decreased by $176,000, or 10.7%, to $1,477,000 from $1,653,000 as of December 31, 2012. The change was primarily due to a decrease in trade payables of $123,000 and a decrease in accrued liabilities of $53,000. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $141,000, partially offset by an increase in payroll accrual of $88,000.

Alpha Pro Tech, Ltd.

Net cash used in investing activities was $150,000 for the six months ended June 30, 2013, compared to net cash used in investing activities of $415,000 for the same period of 2012. Our investing activities for the six months ended June 30, 2013 and 2012 primarily consisted of the purchase of property and equipment.

Net cash used in financing activities was $1,497,000 for the six months ended June 30, 2013, compared to net cash used in financing activities of $528,000 for the same period of 2012. The increase in net cash used in financing activities for the six months ended June 30, 2013 was due to the payment of $1,553,000 for the repurchase of common stock, partially offset by the proceeds of $56,000 from the exercise of stock options. Our net cash used in financing activities for the six months ended June 30, 2012 was due to the payment of $528,000 for the repurchase of common stock.

As of June 30, 2013, we had $1,176,000 available for additional stock purchases under our stock repurchase program. For the six months ended June 30, 2013, we repurchased 980,200 shares of common stock at a cost of $1,553,000. As of June 30, 2013, we had repurchased a total of 9,573,828 shares of common stock at a cost of $12,345,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This update impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1 - 30, 2013	198,200	$1.58	198,200	$1,543,000
May 1 - 31, 2013	196,620	1.59	196,620	1,228,000
June 1 - 30, 2013	31,780	1.60	31,780	1,176,000
	426,600	$1.56	426,600

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended June 30, 2013.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 7, 2013	BY: /s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	August 7, 2013	BY: /s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer