Form 10-Q
period 2013-09-30
ALPHA PRO TECH LTD
filed 2013-11-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 29, 2013
Common Stock, $0.01 par value	18,921,209 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$7,709,000	$4,554,000
Marketable securities	867,000	293,000
Accounts receivable, net of allowance for doubtful accounts of $112,000 and $74,000 as of September 30, 2013 and December 31, 2012, respectively	5,935,000	6,350,000
Inventories	13,641,000	17,164,000
Prepaid expenses	2,349,000	2,299,000
Deferred income tax assets	575,000	554,000
Total current assets	31,076,000	31,214,000

Property and equipment, net	3,186,000	3,419,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	97,000	113,000
Equity investments in and advances to unconsolidated affiliate	2,670,000	2,498,000
Total assets	$37,084,000	$37,299,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$326,000	$860,000
Accrued liabilities	905,000	793,000
Total current liabilities	1,231,000	1,653,000

Deferred income tax liabilities	1,035,000	813,000
Total liabilities	2,266,000	2,466,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,921,209 and 20,044,457 shares outstanding as of September 30, 2013and December 31, 2012, respectively	189,000	200,000
Additional paid-in capital	19,158,000	20,915,000
Accumulated other comprehensive income	382,000	24,000
Retained earnings	15,089,000	13,694,000
Total shareholders' equity	34,818,000	34,833,000
Total liabilities and shareholders' equity	$37,084,000	$37,299,000

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$12,692,000	$10,740,000	$33,298,000	$31,210,000
Cost of goods sold, excluding depreciation and amortization	8,113,000	6,942,000	20,999,000	20,135,000
Gross profit	4,579,000	3,798,000	12,299,000	11,075,000

Operating expenses:
Selling, general and administrative	3,190,000	3,076,000	9,885,000	9,550,000
Depreciation and amortization	178,000	166,000	534,000	591,000
Total operating expenses	3,368,000	3,242,000	10,419,000	10,141,000

Income from operations	1,211,000	556,000	1,880,000	934,000
Other income (expense):
Equity in income of unconsolidated affiliate	101,000	84,000	172,000	402,000
Interest income (expense)	1,000	(2,000)	3,000	7,000
Total other income	102,000	82,000	175,000	409,000

Income before provision for income taxes	1,313,000	638,000	2,055,000	1,343,000

Provision for income taxes	408,000	224,000	660,000	484,000

Net income	$905,000	$414,000	$1,395,000	$859,000

Basic earnings per common share	$0.05	$0.02	$0.07	$0.04

Diluted earnings per common share	$0.05	$0.02	$0.07	$0.04

Basic weighted average common shares outstanding	19,008,660	20,674,335	19,326,491	20,839,266

Diluted weighted average common shares outstanding	19,009,656	20,674,335	19,326,491	20,839,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$905,000	$414,000	$1,395,000	$859,000

Unrealized gain on investments, net of tax	289,000	-	358,000	-

Comprehensive income	$1,194,000	$414,000	$1,753,000	$859,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2012	20,044,457	$200,000	$20,915,000	$13,694,000	$24,000	$34,833,000
Options exercised	420,002	4,000	510,000	-	-	514,000
Income tax expense from stock options exercised			(1,000)			(1,000)
Share-based compensation expense	-	-	141,000	-	-	141,000
Common stock repurchased and retired	(1,543,250)	(15,000)	(2,407,000)	-	-	(2,422,000)
Net income	-	-	-	1,395,000	-	1,395,000
Other comprehensive income	-	-	-	-	358,000	358,000

Balance as of September 30, 2013	18,921,209	$189,000	$19,158,000	$15,089,000	$382,000	$34,818,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$1,395,000	$859,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	141,000	171,000
Depreciation and amortization	534,000	591,000
Equity in income of unconsolidated affiliate	(172,000)	(402,000)
Deferred income taxes	(14,000)	(17,000)
Changes in assets and liabilities:
Accounts receivable, net	415,000	(1,382,000)
Inventories	3,523,000	(1,125,000)
Prepaid expenses	(50,000)	269,000
Accounts payable and accrued liabilities	(423,000)	269,000

Net cash provided by (used in) operating activities	5,349,000	(767,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(284,000)	(481,000)
Purchase of intangible assets	(1,000)	(3,000)
Repayment of advances from unconsolidated affiliate	-	417,000

Net cash used in investing activities	(285,000)	(67,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	514,000	-
Repurchase of common stock	(2,422,000)	(778,000)
Income tax expense on stock options exercised	(1,000)	-

Net cash used in financing activities	(1,909,000)	(778,000)

Net increase (decrease) in cash and cash equivalents	3,155,000	(1,612,000)

Cash and cash equivalents, beginning of the period	4,554,000	7,503,000

Cash and cash equivalents, end of the period	$7,709,000	$5,891,000

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

The Building Supply segment consists of a line of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material.

The Disposable Protective Apparel segment consists of a complete line of shoecovers, bouffant caps, coveralls, frocks, lab coats, gowns, hoods and other miscellaneous products.

The Infection Control segment consists of a line of face masks and eye shields.

The Company’s products are sold under the "Alpha Pro Tech" brand name and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.             Basis of Presentation

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K (the “2012 Form 10-K”), which was filed on March 6, 2013. The results of operations for the three and nine months ended September 30, 2013 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2012 was extracted from the audited consolidated balance sheet contained in the 2012 Form 10-K and does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

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

During the first nine months of 2013, there were 120,000 stock options granted under the stock option plan, compared to no stock options granted for the same period of 2012. The Company recognized $141,000 and $171,000 in share-based compensation expense in its condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2013 and 2012, respectively, related to previously issued options.

Stock options to purchase 1,415,000 and 1,796,669 shares of common stock were outstanding as of September 30, 2013 and 2012, respectively.

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

Alpha Pro Tech, Ltd.

Condensed Consolidated Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2012	1,790,002	$1.49	2.64
Granted at fair value	120,000	1.51	-
Exercised	(420,002)	1.22	-
Canceled/expired/forfeited	(75,000)	1.48	-
Options outstanding as of September 30, 2013	1,415,000	1.58	2.00
Options exercisable as of September 30, 2013	1,266,667	1.59	1.70

 As of September 30, 2013, $80,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.7 years.

4.             Marketable Securities

The following provides information regarding the Company’s available-for-sale marketable securities as of September 30, 2013:

Cost basis	$255,000
Unrealized gains included in accumulated other comprehensive income	612,000
Fair value	$867,000

No marketable securities were sold during the three months ended September 30, 2013. The unrealized gains for the three months ended September 30, 2013 of $463,000 are presented net of tax of $174,000 for a net total of $289,000, as shown in the 2013 condensed consolidated statement of comprehensive income. The unrealized gains for the nine months ended September 30, 2013 of $574,000 are presented net of tax of $216,000 for a net total of $358,000, as shown in the 2013 condensed consolidated statement of comprehensive income.

5.             New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income. This update requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This update impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require a company to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.             Inventories

As of September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$5,590,000	$8,212,000
Work in process	2,628,000	3,056,000
Finished goods	5,423,000	5,896,000
	$13,641,000	$17,164,000

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

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income and comprehensive income. The Company continuously reviews its investment in Harmony for impairment. Management has determined that no impairment was required either as of September 30, 2013 or December 31, 2012.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials. Harmony has repaid the advance in full.

For the three months ended September 30, 2013 and 2012, Alpha Pro Tech purchased $4,140,000 and $5,843,000 of inventory, respectively, from Harmony. For the nine months ended September 30, 2013 and 2012, the Company purchased $9,132,000 and $13,669,000 of inventory, respectively, from Harmony. For the three months ended September 30, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $101,000 and $84,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $172,000 and $402,000, respectively. As of September 30, 2013, the Company’s investment in Harmony was $2,670,000, consisting of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,239,000, less $942,000 in repayments of the advance and dividends of $77,000.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.             Accrued Liabilities

As of September 30, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012

Payroll expenses	$282,000	$126,000
Bonuses payable	430,000	325,000
Uncertain tax position	193,000	342,000
	$905,000	$793,000

9.             Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (numerator)	$905,000	$414,000	$1,395,000	$859,000

Shares (denominator):
Basic weighted average common shares outstanding	19,008,660	20,674,335	19,326,491	20,839,266
Add: Dilutive effect of common stock options	996	-	-	-
Diluted weighted average common shares outstanding	19,009,656	20,674,335	19,326,491	20,839,266

Earnings per common share:
Basic	$0.05	$0.02	$0.07	$0.04
Diluted	$0.05	$0.02	$0.07	$0.04

10.           Activity of Business Segments

The Company operates through three business segments:

Building Supply consists of a line of construction supply weatherization products as well as other woven material. The construction supply weatherization product consists of housewrap and synthetic roof underlayment. The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the Building Supply segment.

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Building Supply	$8,238,000	$5,844,000	$20,460,000	$17,877,000
Disposable Protective Apparel	3,336,000	3,779,000	9,610,000	10,185,000
Infection Control	1,118,000	1,117,000	3,228,000	3,148,000
Total consolidated net sales	$12,692,000	$10,740,000	$33,298,000	$31,210,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Building Supply	$1,668,000	$849,000	$3,668,000	$2,275,000
Disposable Protective Apparel	389,000	550,000	950,000	1,472,000
Infection Control	403,000	316,000	1,052,000	868,000
Total segment income	2,460,000	1,715,000	5,670,000	4,615,000

Unallocated corporate overhead expenses	(1,147,000)	(1,077,000)	(3,615,000)	(3,272,000)
Provision for income taxes	(408,000)	(224,000)	(660,000)	(484,000)
Consolidated net income	$905,000	$414,000	$1,395,000	$859,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Building Supply	$2,199,000	$2,252,000
Disposable Protective Apparel	496,000	528,000
Infection Control	619,000	763,000
Total segment assets	3,314,000	3,543,000

Unallocated corporate assets	24,000	44,000
Total consolidated assets	$3,338,000	$3,587,000

11.           Subsequent Events

The Company has reviewed and evaluated whether any subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2013 through the filing date of this Form 10-Q that would require accounting or disclosure.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements (unaudited) and the notes to our condensed consolidated financial statements (unaudited), which are included elsewhere in this report, and our audited financial statements and the notes thereto, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012.

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All forward-looking statements, whether written or oral and whether made by us or on our behalf, also are expressly qualified by this special note.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors. These and many other factors could affect Alpha Pro Tech, Ltd.’s (“Alpha Pro Tech” or the “Company” or “we,” “our” or “us”) future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Alpha Pro Tech, or on its behalf.

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

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

Sales Returns, Rebates and Allowances: Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience. Since our return policy is 90 days, and our products are not generally susceptible to external factors, such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors. Our rebates are based on actual sales and are accrued monthly.

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

Our products are grouped into three business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; (2) the Disposable Protective Apparel segment, consisting of disposable protective apparel, such as shoecovers, bouffant caps, coveralls, frocks, lab coats, gowns, hoods and other miscellaneous products; and (3) the Infection Control segment, consisting of face masks and eye shields. All financial information presented herein reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.1%	35.4%	36.9%	35.5%
Selling, general and administrative expenses	25.1%	28.6%	29.7%	30.6%
Income from operations	9.5%	5.2%	5.6%	3.0%
Income before provision for income taxes	10.3%	5.9%	6.2%	4.3%
Net income	7.1%	3.9%	4.2%	2.8%

Three and nine months ended September 30, 2013 compared to three and nine months ended September 30, 2012

Sales. Consolidated sales for the three months ended September 30, 2013 increased to $12,692,000, from $10,740,000 for the three months ended September 30, 2012, representing an increase of $1,952,000, or 18.2%. This increase consisted of increased sales in the Building Supply segment of $2,394,000 and increased sales in the Infection Control segment of $1,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $443,000.

Building Supply segment sales for the three months ended September 30, 2013 increased by $2,394,000, or 41.0%, to a record $8,238,000, as compared to $5,844,000 for the same period of 2012. The increase was primarily due to a 40.7% increase in sales of REX™ SynFelt synthetic roof underlayment, a 24.6% increase in sales of REX™ Wrap housewrap and an increase in other woven material sales. The other woven material sales have been insignificant in the past and should continue but will be a small percentage of the total segment sales. The Synthetic roof underlayment sales were positively affected by pent up demand in relation to an extended and harsher than normal winter that affected construction activity in many of the markets where our products are used through the second quarter of 2013. The sales mix of the Building Supply segment for the three months ended September 30, 2013 was 66% for synthetic roof underlayment, 30% for housewrap and 4% for other woven material. This compared to 66% for synthetic roof underlayment and 34% for housewrap for the three months ended September 30, 2012. We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2013 decreased by $443,000, or 11.7%, to $3,336,000, compared to $3,779,000 for the same period of 2012. The decrease was primarily due to a decrease in sales of disposable protective apparel to our major international supply chain partner.

Alpha Pro Tech, Ltd.

Infection Control segment sales for the three months ended September 30, 2013 increased slightly by $1,000, or 0.1%, to $1,118,000, compared to $1,117,000 for the same period of 2012. Mask sales were up by 0.8%, or $6,000, to $773,000, and shield sales were down by 1.4%, or $5,000, to $345,000.

Consolidated sales for the nine months ended September 30, 2013 increased to $33,298,000, from $31,210,000 for the nine months ended September 30, 2012, representing an increase of $2,088,000, or 6.7%. This increase consisted of increased sales in the Building Supply segment of $2,583,000 and increased sales in the Infection Control segment of $80,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $575,000.

Building Supply segment sales for the nine months ended September 30, 2013 increased by $2,583,000, or 14.4%, to $20,460,000, as compared to $17,877,000 for the same period of 2012. The increase was primarily due to a 20.7% increase in sales of REX™ Wrap housewrap, a 5.9% increase in sales of REX™ SynFelt synthetic roof underlayment and an increase in other woven material sales. The sales mix of the Building Supply segment for the nine months ended September 30, 2013 was 62% for synthetic roof underlayment, 34% for housewrap and 4% for woven material sales. This compared to 68% for synthetic roof underlayment and 32% for housewrap for the nine months ended September 30, 2012.

In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market. For the first nine months of 2013, TECHNOply™ had over three times the sales of the same period in 2012 and contributed approximately 10% of total synthetic roof underlayment sales, as compared to 3% for all of 2012. TECHNOply™ is expected to be a growth product for the Company. Sales of our newest housewrap, REX™ Wrap Fortis non-perforated breathable housewrap, are starting to gain traction. For the first nine months of 2013, REX™ Wrap Fortis sales increased five-fold over the same period of 2012 and comprised 8% of total housewrap sales. Sales of REX™ Wrap Fortis are expected to increase significantly in 2013. We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2013 decreased by $575,000, or 5.6%, to $9,610,000, compared to $10,185,000 for the same period of 2012. The decrease was primarily due to decreased sales to our major international supply chain partner, partially offset by an increase in sales of disposable protective apparel to regional and national distributors. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line.

Infection Control segment sales for the nine months ended September 30, 2013 increased by $80,000, or 2.5%, to $3,228,000, compared to $3,148,000 for the same period of 2012. Mask sales were up by 8.5%, or $178,000, to $2,267,000, and shield sales were down by 9.3%, or $98,000, to $961,000.

Gross Profit. Gross profit increased by $781,000, or 20.6%, to $4,579,000 for the three months ended September 30, 2013 from $3,798,000 for the same period of 2012. The gross profit margin was 36.1% for the three months ended September 30, 2013, compared to 35.4% for the same period of 2012.

Gross profit increased by $1,224,000, or 11.1%, to $12,299,000 for the nine months ended September 30, 2013 from $11,075,000 for the same period of 2012. The gross profit margin was 36.9% for the nine months ended September 30, 2013, compared to 35.5% for the same period of 2012. The gross profit margin for the three and nine months ended September 30, 2013 was positively affected by an increase in the Building Supply segment margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $114,000, or 3.7%, to $3,190,000 for the three months ended September 30, 2013 from $3,076,000 for the three months ended September 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 25.1% for the three months ended September 30, 2013 from 28.6% for the same period of 2012.

The change in expenses for the third quarter by segment was as follows: Building Supply was up $129,000, or 12.9%, and corporate unallocated expenses, were up $71,000, or 6.7%; partially offset by Disposable Protective Apparel, which was down $34,000, or 4.1%, and Infection Control which was down $52,000, or 30.0%.

Alpha Pro Tech, Ltd.

Selling, general and administrative expenses increased by $335,000, or 3.5%, to $9,885,000 for the nine months ended September 30, 2013 from $9,550,000 for the nine months ended September 30, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 29.7% for the nine months ended September 30, 2013 from 30.6% for the same period of 2012.

The change in expenses by segment for the nine months ended September 30, 2013was as follows: Building Supply was up $97,000, or 3.0%, Disposable Protective Apparel was up $33,000, or 1.3%, and corporate unallocated expenses were up $336,000, or 10.4%; partially offset by Infection Control, which was down $131,000, or 23.8%. The increase in corporate unallocated expenses was primarily due to a severance accrual for manufacturing personnel that will not be replaced, as we have restructured some job functions, and executive and management bonuses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $146,000 were accrued for the three months ended September 30, 2013, as compared to $71,000 for the same period of 2012. Executive bonuses of $228,000 were accrued for the nine months ended September 30, 2013, as compared to $149,000 for the same period of 2012.

Depreciation and Amortization. Depreciation and amortization expense increased by $12,000, or 7.2%, to $178,000 for the three months ended September 30, 2013 from $166,000 for the same period of 2012. The increase for the third quarter was primarily attributable to increased depreciation for the Building Supply segment.

Depreciation and amortization expense decreased by $57,000, or 9.6%, to $534,000 for the nine months ended September 30, 2013 from $591,000 for the same period of 2012. The decrease for the nine months was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment and, to a lesser extent, the Infection Control segment.

Income from Operations. Income from operations increased by $655,000, or 117.8%, to $1,211,000 for the three months ended September 30, 2013, compared to $556,000 for the three months ended September 30, 2012. The increased income from operations was due to an increase in gross profit of $781,000, partially offset by an increase in depreciation and amortization expense of $12,000 and an increase in selling, general and administrative expenses of $114,000.

Income from operations increased by $946,000, or 101.3%, to $1,880,000 for the nine months ended September 30, 2013, compared to $934,000 for the nine months ended September 30, 2012. The increased income from operations was due to an increase in gross profit of $1,224,000 and a decrease in depreciation and amortization expense of $57,000, partially offset by an increase in selling, general and administrative expenses of $335,000.

Equity in Income of Unconsolidated Affiliate. For the three months ended September 30, 2013, we recorded equity in income of unconsolidated affiliate of $101,000, compared to $84,000 for the same period of 2012. For the nine months ended September 30, 2013, we recorded equity in income of unconsolidated affiliate of $172,000, compared to $402,000 for the same period of 2012.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2013 was $1,313,000, compared to income before provision for income taxes of $638,000 for the three months ended September 30, 2012, representing an increase of $675,000, or 105.8%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $655,000, an increase in equity in income of unconsolidated affiliate of $17,000 and an increase in net interest income of $3,000.

Income before provision for income taxes for the nine months ended September 30, 2013 was $2,055,000, compared to income before provision for income taxes of $1,343,000 for the nine months ended September 30, 2012, representing an increase of $712,000, or 53.0%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $946,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $230,000 and a decrease in net interest income of $4,000.

Alpha Pro Tech, Ltd.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2013 was $408,000, compared to the provision for income taxes of $224,000 for the same period of 2012. The estimated effective tax rate was 31.1% for the three months ended September 30, 2013, compared to 35.1% for the same period in 2012.

The provision for income taxes for the nine months ended September 30, 2013 was $660,000, compared to the provision for income taxes of $484,000 for the same period of 2012. The estimated effective tax rate was 32.1% for the nine months ended September 30, 2013, compared to 36.0% for the same period in 2012. The change in the effective tax rate was primarily due to changes in the treatment of the Company’s joint venture in India for U.S. income tax reporting purposes. The Company no longer accrues tax on equity in income of unconsolidated affiliate as a result of the Company modifying its tax reporting for Harmony.

Net Income. Net income for the three months ended September 30, 2013 was $905,000, compared to net income of $414,000 for the three months ended September 30, 2012, an increase of $491,000, or 118.6%. The net income increase was primarily due to an increase in income before provision for income taxes of $675,000, partially offset by an increase in income taxes of $184,000. Net income as a percentage of net sales for the three months ended September 30, 2013 was 7.1%, and net income as a percentage of net sales for the same period of 2012 was 3.9%. Basic and diluted earnings per common share for the three months ended September 30, 2013 and 2012 were $0.05 and $0.02, respectively.

Net income for the nine months ended September 30, 2013 was $1,395,000, compared to net income of $859,000 for the nine months ended September 30, 2012, an increase of $536,000, or 62.4%. The net income increase was primarily due to an increase in income before provision for income taxes of $712,000, partially offset by an increase in income taxes of $176,000. Net income as a percentage of net sales for the nine months ended September 30, 2013 was 4.2%, and net income as a percentage of net sales for the same period of 2012 was 2.8%. Basic and diluted earnings per common share for the nine months ended September 30, 2013 were $0.07. Basic and diluted earnings per common share for the nine months ended September 30, 2012 were $0.04.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash and cash equivalents of $7,709,000 and working capital of $29,845,000, representing a decrease in working capital of 1.0%, or $284,000, from December 31, 2012. As of September 30, 2013 our current ratio was 25:1, compared to a 19:1 ratio as of December 31, 2012. Cash and cash equivalents increased by 69.3%, or $3,155,000, to $7,709,000 as of September 30, 2013, compared to $4,554,000 as of December 31, 2012. The increase in cash and cash equivalents was due to cash provided by operating activities of $5,349,000, partially offset by cash used in investing activities of $285,000 and cash used in financing activities of $1,909,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2013, the prime interest rate was 3.25%. This credit line was renewed in May 2012 and expires in May 2014. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2013. As of September 30, 2013, we did not have any borrowings under this credit facility.

Net cash provided by operating activities of $5,349,000 for the nine months ended September 30, 2013 was due to net income of $1,395,000, adjusted primarily by the following: amortization of share-based compensation expense of $141,000, depreciation and amortization of $534,000, equity in income of unconsolidated affiliate of $172,000, a decrease in accounts receivable of $415,000, a decrease in inventory of $3,523,000, an increase in prepaid expenses of $50,000 and a decrease in accounts payable and accrued liabilities of $423,000.

Accounts receivable decreased by $415,000, or 6.5%, to $5,935,000 as of September 30, 2013 from $6,350,000 as of December 31, 2012. The decrease in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales from October 2012 through February 2013 to remain competitive, as our competition offers these extended payment terms as well. The number of days that sales remain outstanding as of September 30, 2013, calculated by using an average of accounts receivable outstanding, was 45 days, compared to 49 days as of December 31, 2012.

Alpha Pro Tech, Ltd.

Inventory decreased by $3,523,000, or 20.5%, to $13,641,000 as of September 30, 2013 from $17,164,000 as of December 31, 2012. The decrease was primarily due to a decrease in inventory for the Building Supply segment of $2,976,000, or 37.3%, to $5,006,000, a decrease in inventory for the Disposable Protective Apparel segment of $470,000, or 8.5%, to $5,080,000 and a decrease in inventory for the Infection Control segment of $77,000, or 2.1%, to $3,555,000.

Prepaid expenses increased by $50,000, or 2.2%, to $2,349,000 as of September 30, 2013 from $2,299,000 as of December 31, 2012. The increase was primarily due to an increase in prepaid inventory.

Accounts payable and accrued liabilities as of September 30, 2013 decreased by $422,000, or 25.5%, to $1,231,000 from $1,653,000 as of December 31, 2012. The change was primarily due to a decrease in trade payables of $534,000 and an increase in accrued liabilities of $112,000. The increase in accrued liabilities was primarily due to an increase in accrued bonuses of $105,000, an increase in payroll accrual of $156,000 and a decrease in the uncertain tax position liabilities of $149,000.

Net cash used in investing activities was $285,000 for the nine months ended September 30, 2013, compared to net cash used in investing activities of $67,000 for the same period of 2012. Our investing activities for the nine months ended September 30, 2013 and 2012 primarily consisted of the purchase of property and equipment and the repayment of advances from our unconsolidated affiliate in 2012.

Net cash used in financing activities was $1,909,000 for the nine months ended September 30, 2013, compared to net cash used in financing activities of $778,000 for the same period of 2012. The net cash used in financing activities for the nine months ended September 30, 2013 was primarily due to the payment of $2,422,000 for the repurchase of common stock, partially offset by the proceeds of $514,000 from the exercise of stock options. Our net cash used in financing activities for the nine months ended September 30, 2012 was due to the payment of $778,000 for the repurchase of common stock.

As of September 30, 2013, we had $2,306,000 available for additional stock purchases under our stock repurchase program. For the nine months ended September 30, 2013, we repurchased 1,543,250 shares of common stock at a cost of $2,422,000. As of September 30, 2013, we had repurchased a total of 10,136,878 shares of common stock at a cost of $13,214,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income. This update requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This update impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require a company to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this amended guidance on January 1, 2013 did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1 - 31, 2013	93,627	$1.58	93,627	$1,029,000
August 1 - 31, 2013	120,373	1.58	120,373	837,000
September 1 - 30, 2013	349,050	1.51	349,050	2,306,000
	563,050	$1.56	563,050

(1) On September 27, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

SECURITIES SOLD

We did not sell any unregistered equity securities during the period covered by this report.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended September 30, 2013.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 6, 2013	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	November 6, 2013	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer