Form 10-K
period 2013-12-31
ALPHA PRO TECH LTD
filed 2014-03-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

{ X }	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

or

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-15725

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, was $25,760,000.

As of February 28, 2014, the registrant had outstanding 18,908,107 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on June 3, 2014 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business	3
	General	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information about Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	6
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	39

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accountant Fees and Services	40

PART IV:

Item 15.	Exhibits and Financial Statement Schedules	41

Signatures		42

Exhibit Index		43

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). All statements, other than statements of historical facts, that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies, can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2013. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Form 10-K. Where information is being omitted or reduced in this Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2013. According to the disclosure requirements for smaller reporting companies, the Company has included in the consolidated financial statements a consolidated balance sheet as of the end of the two most recent fiscal years and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two fiscal years preceding the date of the most recent balance sheet.

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

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites. Our products are distributed principally in the United States of America (“United States” or “US”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives and our own sales and marketing force.

PRODUCTS

Our principal products are grouped into three business segments:

Building Supply:

●     Housewrap

●     Synthetic roof underlayment

●     Other woven material

Disposable Protective Apparel:

●     Shoecovers

●     Bouffant caps

●     Gowns

●     Coveralls

●     Lab coats

●     Frocks

Infection Control:

●     Face masks

●     Eye shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap and synthetic roof underlayment as well as other woven material. This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as reducing costs. The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption. REX™ Wrap and REX™ Wrap Plus are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis is a highly engineered composite made up of a high-strength woven fabric, a monolithic breather film and a non-woven sheet, offering a high-strength non-perforated membrane.

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.

These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.”

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products. The vast majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico, as described in more detail below under “Manufacturing.”

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

Financial information related to the three segments can be found in Activity of Business Segments (Note 12) of the Notes to Consolidated Financial Statements.

MARKETS

Our products are sold to the following markets: construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and disposable protective apparel and infection control products (masks and shields) are sold to the industrial, cleanroom, medical and dental markets.

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

We do not generally have backlog orders, as orders are usually placed for shipment and shipped within 30 days. Appropriate levels of inventories are maintained to supply distributors on a timely basis. From time to time, we will stockpile inventory for periods of unusually high demand. For example, we are currently carrying stockpiled inventory of our N-95 Particulate Respirator face mask that was recommended by the CDC for protection against the H1N1 Influenza A pandemic in 2009.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two years. All amounts have been rounded to the nearest thousand.

	Years Ended December 31,
	2013	2012

Net sales by geographic region
United States	$41,644,000	$39,463,000
International	2,162,000	1,595,000

Consolidated net sales	$43,806,000	$41,058,000

The following table summarizes the locations of the Company’s long-lived assets by geographic region for the Company’s last two years.

	December 31,
	2013	2012

Long-lived assets by geographic region
United States	$2,668,000	$2,956,000
International	400,000	463,000

Total	$3,068,000	$3,419,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2013 and 2012, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated total net sales.

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. (Building Supply segment), which manufactures and distributes a line of construction weatherization products, primarily housewrap and synthetic roof underlayment, is located in a 165,400 square foot facility located at 301 South Blanchard Street, Valdosta, Georgia. The housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One facility is a 102,000 square foot building for the manufacturing of housewrap and synthetic roof underlayment. There is a 71,500 square foot building that manufactures coated material and sews proprietary disposable protective apparel. There is also a 16,000 square foot facility that sews proprietary disposable protective apparel. The rented building is a 12,000 square foot facility that coats material. We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona. The majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

Our mask production facility is located in a 34,500 square foot building located at 236 North 2200 West, Salt Lake City, Utah.

Certain proprietary products are made using materials supplied by us. We do not anticipate any problems with respect to the sources and availability of these proprietary materials needed to produce our products. Our business is not subject to significant seasonal considerations. It is necessary for us to have adequate raw materials and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitor in the medical and dental markets is Kimberly-Clark Corporation of Fort Worth, Texas. Other large competitors include 3M Company, Johnson & Johnson, White Knight Engineered Products (Precept Medical Products, Inc.), Cardinal Health, Inc. and Medline Industries Inc. Our major competitors in the industrial and cleanroom market are our former largest distributor, VWR International, LLC, Kimberly-Clark Corporation, 3M Company, Kappler, Inc., DuPont and Allegiance Healthcare Corporation. Our major competitors in the construction supply weatherization market are DuPont for housewrap and Interwrap Inc. for synthetic roof underlayment.

VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products. Our products are, however, subject to prescribed "good manufacturing practices" as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such "good manufacturing practices." We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and has been approved by the National Institute for Occupational Safety and Health (“NIOSH”). This product is designed to help prevent the inhalation of the tuberculosis bacteria.

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

The various United States patents issued have remaining durations of approximately 1 to 12 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 28, 2014, we had 121 employees, including 17 employees at our principal executive office in Markham, Ontario, Canada; 13 employees at our face mask production facility in Salt Lake City, Utah; 29 employees at our Disposable Apparel cutting, warehouse and shipping facility in Nogales, Arizona; 39 employees at our Building Supply segment facility in Valdosta, Georgia; 16 employees on our sales and marketing team, located in various areas throughout the United States; and 7 employees in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the SEC. These reports are also available on the SEC’s website (http://www.sec.gov). You may read and copy reports that we file with the SEC at its public reference room, located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room may be obtained by calling the Sec at 1-800-SEC-0330. The past two years of news releases also are made available on the Company’s website. In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

We expect that a significant portion of our product sales will be derived from the sale of products for which we subcontract the manufacture to Asia, but we cannot be certain that we will be able to maintain such subcontracting at current levels. If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected. International manufacturing is subject to a number of risks, including the following:

●	changes in foreign government regulations and technical standards;

●	difficulty of protecting intellectual property;

●	requirements or preferences of foreign nations for the manufacture of domestic products;

●	fluctuations in currency exchange rates relative to the U.S. dollar; and

●	political and economic instability.

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

Demand for the Company’s products, which impacts revenue and profit margins, is affected by (i) the development and timing of the introduction of competitive products; (ii) the Company’s response to downward pricing to stay competitive; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases; and (iv) changes in customers’ preferences for our products, including the success of products offered by our competitors and changes in customer designs for our competitors’ products that can affect the demand for the Company’s products.

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

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;
●	changing market conditions in the industries that we serve;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by us or our competitors;
●	our sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Our investment in a publicly traded entity with a common stock price is volatile, which could result in substantial losses for the Company.

The market price of the entities common stock has been volatile, and we expect that it will continue to be volatile as it is a publicly traded stock. In particular, the entity’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;
●	changing market conditions in the industries that it serves;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;

Due to these factors, we may not be able to sell the investment in the publicly traded entity at or above the price we paid for it, which could result in substantial losses.

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

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rent is $20,000 for 60,000 square feet. This lease expires on December 31, 2014.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) (the “NYSE MKT”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE MKT.

		Low	High

2012	First Quarter	$1.21	$1.58
	Second Quarter	1.20	1.56
	Third Quarter	1.30	1.52
	Fourth Quarter	1.36	1.69

2013	First Quarter	$1.42	$1.94
	Second Quarter	1.47	1.79
	Third Quarter	1.44	1.63
	Fourth Quarter	1.48	2.35

2014	First Quarter	$1.99	$2.60
(Through February 28, 2014)

As of February 28, 2014, the Company’s common stock was held by 211 shareholders of record and approximately 4,260 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2013	154,800	$1.52	154,800	$2,068,000
November 1 - 30, 2013	33,300	1.54	33,300	2,016,000
December 1 - 31, 2013	200,000	2.10	200,000	1,595,000
	388,100	$1.56	388,100

(1)

Pursuant to the Company’s share repurchase program, on September 27, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $15,520,000 of common stock.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2013. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

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

Accounts Receivable: Accounts receivable is recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote.

Revenue Recognition: For sales transactions, we comply with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when all of the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product, and sales are recognized accordingly.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, years to maturity based on historical data and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2013	2012
Net sales	100.0%	100.0%
Gross profit	37.1%	35.2%
Selling, general and administrative expenses	29.9%	31.4%
Income from operations	5.5%	2.0%
Income before provision for income taxes	6.8%	3.2%
Net income	4.7%	2.4%

Fiscal 2013 Compared to Fiscal 2012

Sales. Consolidated net sales for the year ended December 31, 2013 increased to $43,806,000, from $41,058,000 for the year ended December 31, 2012, representing an increase of $2,748,000, or 6.7%. This increase consisted of increased sales in the Building Supply segment of $2,624,000, increased sales in the Disposable Protective Apparel segment of $3,000 and increased sales in the Infection Control segment of $121,000.

Building Supply segment sales for the year ended December 31, 2013 increased by $2,624,000, or 11.0%, to $26,373,000, as compared to $23,749,000 for 2012. The increase was primarily due to a 20.4% increase in sales of REX™ Wrap housewrap and a 1.3% increase in sales of REX™ SynFelt synthetic roof underlayment. The sales mix of the Building Supply segment for the year ended December 31, 2013 was 61% for synthetic roof underlayment, 35% for housewrap and 4% for other woven material. This compared to 67% for synthetic roof underlayment and 33% for housewrap for the year ended December 31, 2012.

In 2012, we introduced TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market. In 2013, sales of TECHNOply™ almost doubled compared to 2012 and contributed 11% of total synthetic roof underlayment sales, as compared to 6% for 2012. TECHNOply™ is expected to be a growth product for the Company. Sales of our newest housewrap, REX™ Wrap Fortis non-perforated breathable housewrap, are starting to gain traction. For 2013, REX™ Wrap Fortis sales increased three-fold over 2012 and comprised 7% of total housewrap sales as compared to 3% for 2012. Sales of REX™ Wrap Fortis are expected to increase significantly in 2014. We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

We believe that the outlook for the Building Supply segment is promising and that we are in a good position to take advantage of significant growth prospects as the housing market continues to recover.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2013 increased by $3,000, to $13,191,000, compared to $13,188,000 for 2012. The slight increase was primarily due to an increase in sales of disposable protective apparel to regional and national distributors, partially offset by a decrease to our major international supply chain partner. Although sales to our major international partner were down, sales to its end users were not and our sales to this distributor are expected to increase next year. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line and we believe that we will continue to grow our market share.

Infection Control segment sales for the year ended December 31, 2013 increased by $121,000, or 2.9%, to $4,242,000, compared to $4,121,000 for 2012. Mask sales were up by 8.5%, or $234,000, to $2,986,000 and shield sales were down by 8.3%, or $113,000, to $1,256,000, all compared to the year ended December 31, 2012. The overall mask sales increase for 2013 was primarily due to an increase in medical, dental and industrial mask sales.

Gross Profit. Gross profit increased by $1,772,000, or 12.3%, to $16,232,000 for the year ended December 31, 2013 from $14,460,000 for 2012. The gross profit margin was 37.1% for the year ended December 31, 2013, compared to 35.2% for 2012. The gross profit margin for the year ended December 31, 2013 was positively impacted by an increase in the Building Supply segment margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $236,000, or 1.8%, to $13,115,000 for the year ended December 31, 2013 from $12,879,000 for the year ended December 31, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 29.9% for the year ended December 31, 2013 from 31.4% for 2012.

The change in expense by segment was as follows: Building Supply was up $99,000, or 2.3%, Disposable Protective Apparel was up $17,000, or 0.5%, and corporate unallocated expenses were up $302,000 or 6.8%, partially offset by Infection Control which was down $182,000, or 24.9%. The increase in corporate unallocated expenses was primarily due to a severance accrual for manufacturing personnel that will not be replaced, as we have restructured some job functions, and executive and management bonuses. The decrease in Infection Control was primarily due to job restructuring.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $329,000 were accrued during the year ended December 31, 2013, as compared to $145,000 for 2012.

Depreciation and Amortization. Depreciation and amortization expense decreased by $42,000, or 5.5%, to $722,000 for the year ended December 31, 2013 from $764,000 for 2012. The decrease for the year was primarily attributable to decreased depreciation for the Disposable Protective Apparel segment.

Income from Operations. Income from operations increased by $1,578,000, or 193.1%, to $2,395,000 for the year ended December 31, 2013, compared to income from operations of $817,000 for the year ended December 31, 2012. The increase was due to an increase in gross profit of $1,772,000 and a decrease in depreciation and amortization expense of $42,000, partially offset by an increase in selling, general and administrative expense of $236,000.

Other Income. Other income increased to $569,000 for the year ended December 31, 2013 from $490,000 for 2012. Other income consists of equity in income of unconsolidated affiliate, gains on investment in common stock warrants and interest income. Other income consisted of equity in income of unconsolidated affiliate of $210,000, a gain on investment in common stock warrants of $350,000 and interest income of $9,000 for the year ended December 31, 2013. Other income consisted of equity in income of unconsolidated affiliate of $480,000 and interest income of $10,000 for the year ended December 31, 2012.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2013 was $2,964,000, compared to income before provision for income taxes of $1,307,000 for the year ended December 31, 2012, representing an increase of $1,657,000, or 126.8%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $1,578,000 and gain on investment in common stock warrants of $350,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $270,000 and a decrease in net interest income of $1,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2013 was $885,000, compared to the provision for income taxes of $330,000 for 2012. The estimated effective tax rate was 29.9% for the year ended December 31, 2013, compared to 25.2% for 2012. The lower than historical effective tax rates for 2013 and 2012 are primarily due to changes in the treatment of the Company’s joint venture in India for U.S. income tax reporting purposes. Management expects the effective tax rate to be in the mid-30% range going forward.

Net Income. Net income for the year ended December 31, 2013 was $2,079,000, compared to net income of $977,000 for the year ended December 31, 2012, an increase of $1,102,000, or 112.8%. The net income increase was primarily due to an increase in income before provision for income taxes of $1,657,000 partially offset by an increase in income taxes of $555,000. Net income as a percentage of sales for the year ended December 31, 2013 was 4.7%, and net income as a percentage of sales for 2012 was 2.4%. Basic and diluted earnings per common share for the year ended December 31, 2013 were $0.11, and basic and diluted earnings per common share for 2012 were $0.05.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents of $8,215,000 and working capital of $30,915,000, representing an increase in working capital of 4.6%, or $1,354,000, from December 31, 2012. As of December 31, 2013 and 2012, our current ratio was 19:1. Cash and cash equivalents increased by 80.4%, or $3,661,000, to $8,215,000 as of December 31, 2013, compared to $4,554,000 as of December 31, 2012. The increase in cash and cash equivalents was due to cash provided by operating activities of $6,093,000, partially offset by cash used in financing activities of $2,082,000 and cash used in investing activities of $350,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2013, the prime interest rate was 3.25%. This credit line was renewed in May 2012 and expires in May 2014. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2013. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of December 31, 2013, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $6,093,000 for the year ended December 31, 2013, compared to net cash used in operating activities of $1,014,000 for the year ended December 31, 2012. The net cash provided by operating activities for the year ended December 31, 2013 was due to net income of $2,079,000, adjusted by the following: amortization of share-based compensation expense of $150,000, depreciation and amortization of $722,000, equity in income of unconsolidated affiliate of $210,000, a gain on investment in common stock warrants of $350,000, a decrease in deferred income taxes of $3,000, a decrease in accounts receivable of $1,279,000, a decrease in inventories of $3,024,000, an increase in prepaid expenses of $669,000 and an increase in accounts payable and accrued liabilities of $71,000.

The net cash used in operating activities of $1,014,000 for the year ended December 31, 2012 was due to net income of $977,000, adjusted by the following: amortization of share-based compensation expense of $228,000, depreciation and amortization of $764,000, equity in income of unconsolidated affiliate of $480,000, a decrease in deferred income taxes of $6,000, an increase in accounts receivable of $1,625,000, an increase in inventories of $1,598,000, an increase in prepaid expenses of $56,000 and an increase in accounts payable and accrued liabilities of $782,000.

Accounts receivable decreased by $1,279,000, or 20.1%, to $5,071,000 as of December 31, 2013 from $6,350,000 as of December 31, 2012. The decrease in accounts receivable was primarily related to the commencement of extended Building Supply segment payment terms in the fourth quarter to remain competitive, as our competition offers these extended payment terms as well. We started this extended payment terms program a little later in 2013 as compared to 2012 which caused the 2013 accounts receivable balance to be lower. The number of days sales outstanding as of December 31, 2013, calculated by using an average of accounts receivable outstanding for the year end dates, was 47 days, compared to 49 days as of December 31, 2012.

Inventories decreased by $3,024,000, or 17.6%, to $14,140,000 as of December 31, 2013 from $17,164,000 as of December 31, 2012. The decrease was primarily due to a decrease in inventories for the Building Supply segment of $2,195,000, or 27.5%, to $5,786,000, a decrease in inventories for the Disposable Protective Apparel segment of $444,000, or 8.0%, to $5,106,000 and a decrease in inventories for the Infection Control segment of $385,000, or 10.6%, to $3,248,000.

Prepaid expenses increased by $669,000, or 29.1%, to $2,968,000 as of December 31, 2013 from $2,299,000 as of December 31, 2012. The increase was primarily due an increase in prepayments to Asia for the purchase of inventories, the prepayment on machinery and equipment for the Building Supply segment, partially offset by a decrease in prepaid tax.

Accounts payable and accrued liabilities as of December 31, 2013 increased by $72,000, or 4.4%, to $1,725,000 from $1,653,000 as of December 31, 2012. The change was primarily due to an increase in accrued liabilities of $243,000 and a decrease in accounts payable of $171,000. The increase in accrued liabilities was primarily due to an increase in sales commissions, accrued bonuses and accrued payroll, partially offset by a decrease in accrued tax.

Net cash used in investing activities was $350,000 for the year ended December 31, 2013, compared to net cash used in investing activities of $363,000 for 2012. Our investing activities for the year ended December 31, 2013 consisted primarily of the purchase of property and equipment of $349,000 and the purchase of intangible assets of $1,000. Our investing activities for the year ended December 31, 2012 consisted primarily of the purchase of property and equipment of $519,000, the purchase of marketable securities of $255,000 and the purchase of intangible assets of $6,000, partially offset by repayment of advances from our unconsolidated affiliate (Harmony) of $417,000.

Net cash used in financing activities was $2,082,000 for the year ended December 31, 2013, compared to net cash used in financing activities of $1,572,000 for 2012. Our net cash used in financing activities for the year ended December 31, 2013 was due to the payment of $3,134,000 for the repurchase of common stock, partially offset by the proceeds of $1,052,000 from the exercise of stock options. Our net cash used in financing activities for the year ended December 31, 2012 was due to the payment of $1,581,000 for the repurchase of common stock, partially offset by the proceeds of $9,000 from the exercise of stock options.

As of December 31, 2013, we had $1,595,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2013, we repurchased 1,931,350 shares of common stock at a cost of $3,134,000. As of December 31, 2013, we had repurchased a total of 10,524,978 shares of common stock at a cost of $13,926,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Management reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, management has not identified any new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacture of products in China and, to a lesser extent in Mexico, and have a joint venture in India. In addition, our principal executive office, with 17 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation, interest or currency rate fluctuations. We do not hedge our interest rate or foreign exchange risks.

Alpha Pro Tech, Ltd.

Item 8.      Financial Statements and Supplementary Data.

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

During the process of preparing the Company’s consolidated financial statements for the year ended December 31, 2013, it was determined that the Company had not marked to market a non trading unexercised common stock warrant (derivative) related to a publicly traded entity. This oversight did not impact income from operations but had a material impact on the third quarter condensed consolidated financial statements by understating other income and current assets by $201,000 and understating net income and shareholders’ equity by $133,000. This amount has been corrected in the annual financial statements for the year ended December 31, 2013.

In light of this error, management has concluded that, as of September 30, 2013 and December 31, 2013, a material weakness in the Company’s internal control over financial reporting existed related to accounting for this unexercised warrant. The system in place to review the financial instrument (derivative) was insufficient to detect the error.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. Management has subsequently rectified this weakness, and appropriate systems are in place.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd:

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.    These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 6, 2014

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,215,000	$4,554,000
Investments	1,606,000	293,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $74,000 as of December 31, 2013 and 2012, respectively	5,071,000	6,350,000
Inventories	14,140,000	17,164,000
Prepaid expenses	2,968,000	2,299,000
Deferred income tax assets	640,000	554,000
Total current assets	32,640,000	31,214,000

Property and equipment, net	3,068,000	3,419,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	92,000	113,000
Equity investments in and advances to unconsolidated affiliate	2,708,000	2,498,000
Total assets	$38,563,000	$37,299,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$689,000	$860,000
Accrued liabilities	1,036,000	793,000
Total current liabilities	1,725,000	1,653,000

Deferred income tax liabilities	1,257,000	813,000
Total liabilities	2,982,000	2,466,000

Commitments (Notes 9 and 12)
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,878,109 and 20,044,457 shares outstanding as of December 31, 2013 and 2012, respectively	189,000	200,000
Additional paid-in capital	18,994,000	20,915,000
Accumulated other comprehensive income	625,000	24,000
Retained earnings	15,773,000	13,694,000
Total shareholders' equity	35,581,000	34,833,000
Total liabilities and shareholders' equity	$38,563,000	$37,299,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2013	2012

Net sales	$43,806,000	$41,058,000

Cost of goods sold, excluding depreciation and amortization	27,574,000	26,598,000
Gross profit	16,232,000	14,460,000

Operating expenses:
Selling, general and administrative	13,115,000	12,879,000
Depreciation and amortization	722,000	764,000
Total operating expenses	13,837,000	13,643,000

Income from operations	2,395,000	817,000

Other income:
Equity in income of unconsolidated affiliate	210,000	480,000
Gain on investment in common stock warrants	350,000	-
Interest, net	9,000	10,000
Total other income	569,000	490,000

Income before provision for income taxes	2,964,000	1,307,000

Provision for income taxes	885,000	330,000

Net income	$2,079,000	$977,000

Basic earnings per common share	$0.11	$0.05

Diluted earnings per common share	$0.11	$0.05

Basic weighted average common shares outstanding	19,203,406	20,703,296

Diluted weighted average common shares outstanding	19,227,867	20,703,296

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012

Net income	$2,079,000	$977,000

Unrealized gain on investments, net of taxes of $376,000 and $14,000 for 2013 and 2012, respectively	601,000	24,000
Comprehensive income	$2,680,000	$1,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount				Total
Balance as of December 31, 2011	21,122,840	$211,000	$22,248,000	$12,717,000	$-	$35,176,000
Options exercised	6,667	-	9,000	-	-	9,000
Common stock repurchased and retired	(1,085,050)	(11,000)	(1,570,000)	-	-	(1,581,000)
Share-based compensation expense	-	-	228,000	-	-	228,000
Net income	-	-	-	977,000	-	977,000
Other comprehensive income	-	-	-	-	24,000	24,000
Balance as of December 31, 2012	20,044,457	200,000	20,915,000	13,694,000	24,000	34,833,000
Options exercised	765,002	8,000	1,044,000	-	-	1,052,000
Common stock repurchased and retired	(1,931,350)	(19,000)	(3,115,000)	-	-	(3,134,000)
Share-based compensation expense	-	-	150,000	-	-	150,000
Net income	-	-	-	2,079,000	-	2,079,000
Other comprehensive income	-	-	-	-	601,000	601,000
Balance as of December 31, 2013	18,878,109	$189,000	$18,994,000	$15,773,000	$625,000	$35,581,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,079,000	$977,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	150,000	228,000
Depreciation and amortization	722,000	764,000
Equity in income of unconsolidated affiliate	(210,000)	(480,000)
Gain on investment in common stock warrants	(350,000)	-
Deferred income taxes	(3,000)	(6,000)
Changes in assets and liabilities:
Accounts receivable, net	1,279,000	(1,625,000)
Inventories	3,024,000	(1,598,000)
Prepaid expenses	(669,000)	(56,000)
Accounts payable and accrued liabilities	71,000	782,000

Net cash provided by (used in) operating activities	6,093,000	(1,014,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(349,000)	(519,000)
Purchase of intangible assets	(1,000)	(6,000)
Repayment of advances by unconsolidated affilitate	-	417,000
Purchase of marketable securities	-	(255,000)

Net cash used in investing activities	(350,000)	(363,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,052,000	9,000
Repurchase of common stock	(3,134,000)	(1,581,000)

Net cash used in financing activities	(2,082,000)	(1,572,000)

Changes in cash and cash equivalents	3,661,000	(2,949,000)

Cash and cash equivalents, beginning of the year	4,554,000	7,503,000

Cash and cash equivalents, end of the year	$8,215,000	$4,554,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$798,000	$310,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.      The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of disposable protective apparel for the cleanroom, the industrial markets and the pharmaceutical markets; a line of building supply products for the new home and re-roofing markets; and a line of infection control products for the medical and dental markets.

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material.

The Disposable Protective Apparel segment consists of a complete line of shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats.

The Infection Control segment consists of a line of face masks and eye shields.

The Company’s products are sold under the "Alpha Pro Tech" brand name, and under private label, and are predominantly sold in the United States of America (“US”).

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated.

Events that occurred after December 31, 2013 through the date that these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2013. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable debt and equity securities. These investments are classified as available-for-sale in accordance with US generally accepted accounting principles (“US GAAP”). The Company does not have any investments in securities that are classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair values using quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in net income. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying balance sheets.

The Company has an investment in non-trading warrants to purchase common stock in a publicly traded entity. These warrants are derivatives that are carried at fair value in the accompanying balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in the accompanying statements of income in the period in which they occur.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about its customers’ current ability to pay.  Account balances are charged against the allowance when management determines that the probability for collection is remote.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates average cost) or market. Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated market values based upon assumptions about future sales and supplies on-hand.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings (years)		25
Machinery and equipment (years)	5	-	15
Office furniture and equipment (years)	2	-	7
Leasehold improvements (year)	4	-	5

Expenditures for renewals and betterments are capitalized, whereas costs of maintenance and repairs are charged to operations in the period incurred.

Goodwill and Intangible Assets

The Company accounts for goodwill and definite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 350, Intangibles – Goodwill and Other (“ASC 350”). Goodwill is not amortized, but rather is tested annually for impairment. Intangible assets with finite lives are amortized over their useful lives (see Note 6). The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined based on relevant market information and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities and non- trading common stock warrants.

The Company’s marketable securities are classified as available-for-sale and are carried at fair market value based on quoted market prices.

The Company holds non trading warrants to purchase common stock in a publicly traded entity to purchase 167,500 shares of the entity. The warrants expire in September 2014. The common stock warrants are derivatives and are carried at fair value in the accompanying balance sheets. The fair value of these warrants is determined using a Black-Scholes pricing model.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2013 and 2012.

Revenue Recognition

Sales are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product.

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

The Company accounts for stock-based awards in accordance with ASC 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based awards, including employee stock options.

For the years ended December 31, 2013 and 2012, there were 120,000 and zero stock options granted, respectively, under the Company’s option plan. The Company recognized $150,000 and $228,000 in share-based compensation expense for the years ended December 31, 2013 and 2012, respectively, related to issued options.

Income Taxes

The Company accounts for income taxes using the asset and liability method. A valuation allowance is recorded to reduce the carrying amounts of deferred income tax assets unless it is more likely than not that such assets will be realized. The Company’s policy is to classify any interest and penalties assessed by the Internal Revenue Service as a component of the provision for income taxes. The Company presents taxes assessed by governmental authorities on revenue-producing activities (i.e., sales tax) on a net basis in the accompanying statements of income. The Company provides allowances for uncertain income tax positions when it is more likely than not that the position will not be sustained upon examination by the tax authority.

The Company and its subsidiaries file income tax returns in the US federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to US federal, state and local, income tax examination by tax authorities for years before 2010.  The Company is not currently under examination in any of the jurisdictions in which it operates.

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to common stock equivalents, and “diluted” EPS, which includes all common stock equivalents which are dilutive for the years ended December 31, 2013 and 2012.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2013	2012

Net income (numerator)	$2,079,000	$977,000

Shares (denominator):
Basic weighted average common shares outstanding	19,203,406	20,703,296
Add: Dilutive effect of common stock options	24,461	-

Diluted weighted average common shares outstanding	19,227,867	20,703,296

Earnings per common share:
Basic	$0.11	$0.05
Diluted	$0.11	$0.05

Translation of Foreign Currencies

Transactions in foreign currencies are translated into US dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2013 and 2012.

The Company does not have a material foreign currency exposure due to the fact that all purchase agreements with companies in Asia and Mexico are in US dollars. In addition, all sales transactions are in US dollars. The Company’s only foreign currency exposure is with its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2013 and 2012.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $49,000 and $64,000 for the years ended December 31, 2013 and 2012, respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in accordance with US GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. On a quarterly basis, the Company measures at fair value certain financial assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company's financial assets as of December 31, 2013 and 2012 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities - 2013	$1,256,000	$1,256,000	$-	$-
Investment in common stock warrants - 2013	350,000	-	350,000	-
Marketable securities - 2012	293,000	293,000	-	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices. The fair value of the instrument in non trading common stock warrants was calculated using the Black-Scholes pricing model. The significant assumptions as of December 31, 2013 were as follows: risk-free rate of 0.13%, term 0.75 years, volatility of 48% and dividend yield of 0.0%.

New Accounting Standards

Management reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, management has not identified any new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

3.      Investments

The investments consist of available-for-sale marketable securities and non trading common stock warrants. As of December 31, 2013, investments totaled $1,606,000 which consisted of marketable securities of $1,256,000 and common stock warrants of $350,000. As of December 31, 2012, marketable securities totaled $293,000 which consisted of only available-for-sale marketable securities.

The following provides information regarding the Company’s marketable securities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Cost basis	$255,000	$255,000
Gains included in accumulated other comprehensive income	1,001,000	38,000
Fair value	$1,256,000	$293,000

No marketable securities were sold during the years ended December 31, 2013 and 2012. The unrealized gains of $601,000 and $24,000 on the statements of comprehensive income are presented net of tax. Taxes were $376,000 and $14,000, respectively in 2013 and 2012.

The Company holds warrants to purchase common stock in an entity that are exercisable up to 167,500 shares of the entity that expire in September 2014. The following provides information regarding the Company’s investment in common stock warrants as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Beginning Balance	$-	$-
Fair value change in common stock warrants (1)	350,000	-
Ending Balance	$350,000	$-

(1)	Amounts are recognized in other income on the accompanying consolidated statements of income

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.      Inventories

Inventories consisted of the following:

	December 31,
	2013	2012

Raw materials	$5,876,000	$8,212,000
Work in process	2,178,000	3,056,000
Finished goods	6,086,000	5,896,000
	$14,140,000	$17,164,000

5.      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012

Buildings	$355,000	$355,000
Machinery and equipment	9,706,000	9,462,000
Office furniture and equipment	1,005,000	962,000
Leasehold improvements	454,000	441,000

	11,520,000	11,220,000
Less accumulated depreciation and amortization	(8,452,000)	(7,801,000)

	$3,068,000	$3,419,000

Depreciation and amortization expense for property and equipment was $700,000 and $735,000 for the years ended December 31, 2013 and 2012, respectively.

6.      Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis, and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2013				December 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	6.0	$474,000	$(382,000)	$92,000	6.0	$473,000	$(360,000)	$113,000

Amortization expense for intangible assets was $22,000 and $29,000 for the years ended December 31, 2013 and 2012, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,
2014	$20,000
2015	20,000
2016	19,000
2017	11,000
2018	12,000
Thereafter	10,000
$92,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; and (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 12,000 square foot rented facility that coats material. All additions have been financed by Harmony with no guarantees from the Company.

In accordance with ASC 810, Consolidation, the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2013 and 2012.

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

For the years ended December 31, 2013 and 2012, Alpha Pro Tech purchased $12,772,000 and $17,011,000 of inventories, respectively, from Harmony. For the years ended December 31, 2013 and 2012, the Company recorded equity in income of unconsolidated affiliate of $210,000 and $480,000, respectively. As of December 31, 2013, the Company’s investment in Harmony is $2,708,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,277,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.     Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2013	2012

Payroll expenses	$178,000	$126,000
Bonuses payable	664,000	325,000
Uncertain tax position liability	194,000	342,000
	$1,036,000	$793,000

9.     Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2014. Pursuant to the terms of the credit facility, the Company has borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The Company had no borrowings on the line of credit as of December 31, 2013. The credit facility bears interest at prime plus 0.5% (prime rate was 3.25% as of December 31, 2013 and 2012) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.6% unused loan fee, on a quarterly basis.

As of December 31, 2013, the Company had no outstanding borrowings on its line of credit and no other debt.

10.   Shareholders' Equity

Repurchase Program

During the year ended December 31, 2013, the Company repurchased and retired 1,931,350 shares of its common stock for $3,134,000. During the year ended December 31, 2012, the Company repurchased and retired 1,085,050 shares of its common stock for $1,581,000. As of December 31, 2013, the Company had $1,595,000 available to repurchase common shares under the repurchase program.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of both incentive stock options and non-qualified stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company and its subsidiaries, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

The 2004 Plan provides for a total of 5,000,000 common shares eligible for issuance.

Under the 2004 Plan, approximately 3,230,000 options have been granted as of December 31, 2013. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price Per Option

Options outstanding, December 31, 2011	2,145,003	$1.49
Granted to employees and non-employee directors	-	-
Exercised	(6,667)	1.23
Canceled/expired/forfeited	(348,334)	1.50
Options outstanding, December 31, 2012	1,790,002	1.49
Granted to employees and non-employee directors	120,000	1.51
Exercised	(765,002)	1.38
Canceled/expired/forfeited	(75,000)	1.48
Options outstanding, December 31, 2013	1,070,000	1.58
Options exercisable, December 31, 2013	921,667	1.60

Stock options to purchase 1,070,000 and 1,790,002 shares of common stock were outstanding as of December 31, 2013 and 2012, respectively.  All except 30,000 of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2013. All of the stock options were excluded from the computation of the weighted-average number of dilutive common shares for the year ended December 31, 2012, because their effect would have been anti-dilutive.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Years Ended December 31,
	2013	2012
Exercise price	$1.51	N/A
Risk-free interest rate	1.39%	N/A	%
Expected volatility	46.80%	N/A	%
Expected life in years	4.25	N/A
Dividend rate	-	N/A
Black-Scholes fair value	$0.59	N/A

(1)	The fair value calculation was based on the stock options granted during the year.

The Company used the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of the expected life in years. The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

 The following table summarizes information about stock options as of December 31, 2013:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value
$1.12	-	1.98	1,070,000	$1.58	1.97	$607,000	921,667	$1.60	1.6	$506,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $297,000 and $2,000, respectively.

As of December 31, 2013, $72,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average remaining period of 2.51 years. Cash received from 765,002 options exercised for the year ended December 31, 2013 was $1,052,000.

11.   Income Taxes

   The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2013	2012

Current	$888,000	$336,000
Deferred	(3,000)	(6,000)

	$885,000	$330,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements.

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2013	2012

Current deferred income taxes:
Foreign tax credits	$51,000	$67,000
Temporary differences:
Inventory reserve	204,000	121,000
State income taxes	-	(13,000)
Accrued expenses and inventory	385,000	379,000
Current deferred income tax assets, net	$640,000	$554,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	$(696,000)	$(760,000)
Intangible assets	(3,000)	-
Other	(374,000)	(14,000)
Fair value adjustment - common stock warrants	(119,000)	-
Foreign exchange	(21,000)	-
State income taxes	(44,000)	(39,000)

Non-current deferred tax liabilities	(1,257,000)	(813,000)

Net deferred income tax liability	$(617,000)	$(259,000)

The provision for income taxes differs from the amount that would be obtained by applying the US statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2013	2012
Income taxes based on US statutory rate of 34%	$1,008,000	$444,000
Non-deductible meals and entertainment	5,000	4,000
Domestic manufacturer's deduction	(53,000)	(21,000)
Foreign taxes	(71,000)	(172,000)
State taxes	70,000	42,000
Other	(74,000)	33,000

	$885,000	$330,000

In 2012, the Company modified its tax reporting for Harmony, which lowered the Company’s effective tax rate for the year ended December 31, 2013. The Company recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012, which is included in accrued liabilities in the accompanying 2012 balance sheet. The uncertain tax position liability was reduced during 2013 after it was determined that certain tax returns could not be amended.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Unrecognized tax benefits during the years ended December 31, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2013	2012
Balance as of January 1	$342,000	$-
Gross increase from tax positions taken during the year	-	28,000
Gross increase from tax positions taken during prior periods	-	314,000
Reductions to unrecognized tax benefits	(148,000)	-
Balance as of December 31	$194,000	$342,000

12.   Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring on various dates through April 30, 2020.

The following summarizes future minimum lease payments required under non-cancelable operating leases:

Years Ending December 31,	Future Minimum Lease Payments

2014	$984,000
2015	673,000
2016	568,000
2017	432,000
2018	432,000
Thereafter	576,000
$3,665,000

 Total rent expense under operating leases for the years ended December 31, 2013 and 2012 was $1,001,000 and $1,028,000, respectively.

13.   Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan. Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $37,000 and $38,000 for the years ended December 31, 2013 and 2012, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $294,000 and $145,000 were accrued as of December 31, 2013 and 2012, respectively.

14.   Activity of Business Segments

The Company operates through three segments:

Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment as well as other woven material. The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for Building Supply.

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and  hoods for the pharmaceutical, cleanroom, industrial and medical markets.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

 Infection Control: consisting of a line of face masks and eye shields.

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2). Segment data excludes charges allocated to the principal executive office and other corporate unallocated expenses and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents net sales for each segment:

	Years Ended December 31,
	2013	2012

Building Supply	$26,373,000	$23,749,000
Disposable Protective Apparel	13,191,000	13,188,000
Infection Control	4,242,000	4,121,000

Consolidated net sales	$43,806,000	$41,058,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2013	2012

Building Supply	$4,709,000	$3,031,000
Disposable Protective Apparel	1,534,000	1,624,000
Infection Control	1,144,000	1,118,000
Total segment income	7,387,000	5,773,000

Unallocated corporate overhead expenses	(4,423,000)	(4,466,000)
Provision for income taxes	(885,000)	(330,000)
Consolidated net income	$2,079,000	$977,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2013	2012

Net sales by geographic region
United States	$41,644,000	$39,463,000
International	2,162,000	1,595,000

Consolidated net sales	$43,806,000	$41,058,000

	As of December 31,
	2013	2012
Long-lived assets by geographic region
United States	$2,668,000	$2,956,000
International	400,000	463,000

Consolidated total long-lived assets	$3,068,000	$3,419,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2013 and 2012, the Company did not generate sales from any country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2013	2012

Disposable Protective Apparel	$483,000	$528,000
Building Supply	2,144,000	2,252,000
Infection Control	568,000	763,000
Total segment assets	3,195,000	3,543,000

Unallocated corporate assets	20,000	44,000

Total consolidated assets	$3,215,000	$3,587,000

15. Concentration of Risk

The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities and common stock warrants are all invested in one publicly traded entity. The Company has recognized gain on investment in common stock warrants and unrealized gain in comprehensive income. The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the US. Customers accounting for 10% or more of accounts receivable as of December 31, 2013 and 2012, and 10% or more of net sales for the years ended December 31, 2013 and 2012, were as follows:

Accounts receivable:	2013	2012
Customer A	11%	13%
Customer B	21%	12%

Net Sales:
Customer A	14%	12%
Customer B	18%	21%

16.     Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2013 through the filing date of the Company’s Form 10-K.  All appropriate subsequent event disclosures have been made in the notes to consolidated financial statements.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the process of preparing the Company’s consolidated financial statements for the year ended December 31, 2013, it was determined that the Company had not marked to market a non trading unexercised common stock warrant (derivative) related to a publicly traded entity. This oversight did not impact income from operations but had a material impact on the third quarter condensed consolidated financial statements by understating other income and current assets by $201,000 and understating net income and shareholders’ equity by $133,000. This amount has been corrected in the annual financial statements for the year ended December 31, 2013.

In light of this error, management has concluded that, as of September 30, 2013 and December 31, 2013, a material weakness in the Company’s internal control over financial reporting existed related to accounting for this unexercised warrant. The system in place to review the financial instrument (derivative) was insufficient to detect the error.

Based on the evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has subsequently rectified this weakness, and appropriate systems are in place.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2014.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2013 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	1,070,000 (1)	$1.58	2,932,000 (2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2014.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2013 and 2012;

Consolidated Statements of Income – Years Ended December 31, 2013 and 2012;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2013 and 2012;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2013 and 2012;

Consolidated Statements of Cash Flows – Years Ended December 31, 2013 and 2012;

Notes to Consolidated Financial Statements;

(a)(2)          Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 6, 2014	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 6, 2014	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Fiancial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2014.

/s/ Sheldon Hoffman
Sheldon Hoffman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alexander W. Millar
Alexander W. Millar, President and Director

/s/ Lloyd Hoffman
Lloyd Hoffman, Chief Financial Officer and Senior Vice President
(Principal Fiancial and Accounting Officer)

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