Form 10-Q
period 2014-03-31
ALPHA PRO TECH LTD
filed 2014-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ___        Accelerated filer ___        Non-accelerated filer ___        Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2014
Common Stock, $0.01 par value	18,638,907 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$4,864,000	$8,215,000
Investments	2,231,000	1,606,000
Accounts receivable, net of allowance for doubtful accounts of $99,000 and $85,000 as of March 31, 2014 and December 31, 2013, respectively	7,135,000	5,071,000
Inventories	14,482,000	14,140,000
Prepaid expenses	3,259,000	2,968,000
Deferred income tax assets	640,000	640,000
Total current assets	32,611,000	32,640,000

Property and equipment, net	2,938,000	3,068,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	87,000	92,000
Equity investments in unconsolidated affiliate	2,818,000	2,708,000
Total assets	$38,509,000	$38,563,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$847,000	$689,000
Accrued liabilities	583,000	1,036,000
Total current liabilities	1,430,000	1,725,000

Deferred income tax liabilities	1,412,000	1,257,000
Total liabilities	2,842,000	2,982,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,638,909 and 18,878,109 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	186,000	189,000
Additional paid-in capital	18,476,000	18,994,000
Accumulated other comprehensive income	963,000	625,000
Retained earnings	16,042,000	15,773,000
Total shareholders' equity	35,667,000	35,581,000
Total liabilities and shareholders' equity	$38,509,000	$38,563,000

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net sales	$9,956,000	$9,450,000
Cost of goods sold, excluding depreciation and amortization	6,346,000	5,787,000
Gross profit	3,610,000	3,663,000

Operating expenses:
Selling, general and administrative	3,371,000	3,512,000
Depreciation and amortization	188,000	181,000
Total operating expenses	3,559,000	3,693,000

Income (loss) from operations	51,000	(30,000)

Other income :
Equity in income of unconsolidated affiliate	110,000	33,000
Gain on investments in common stock and common stock warrants	191,000	-
Interest income	3,000	1,000
Total other income	304,000	34,000

Income before provision (benefit) for income taxes	355,000	4,000

Provision (benefit) for income taxes	86,000	(11,000)

Net income	$269,000	$15,000

Basic earnings per common share	$0.01	$0.00

Diluted earnings per common share	$0.01	$0.00

Basic weighted average common shares outstanding	18,859,834	19,715,775

Diluted weighted average common shares outstanding	19,163,050	19,749,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net income	$269,000	$15,000
Change in unrealized gain on marketable securities	442,000	47,000
Reclassification adjustment for gains included in net income,net of tax of $57,000	(104,000)	-
Other comprehensive income	338,000	47,000
Comprehensive income	$607,000	$62,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2013	18,878,109	$189,000	$18,994,000	$15,773,000	$625,000	$35,581,000
Options exercised	30,000	-	48,000	-	-	48,000
Share-based compensation expense	-	-	8,000	-	-	8,000
Common stock repurchased and retired	(269,200)	(3,000)	(574,000)	-	-	(577,000)
Net income	-	-	-	269,000	-	269,000
Other comprehensive income	-	-	-	-	338,000	338,000

Balance as of March 31, 2014	18,638,909	$186,000	$18,476,000	$16,042,000	$963,000	$35,667,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$269,000	$15,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	8,000	55,000
Depreciation and amortization	188,000	181,000
Equity in income of unconsolidated affiliate	(110,000)	(33,000)
Gain on investment in common stock warrants	(30,000)	-
Changes in assets and liabilities:
Accounts receivable, net	(2,064,000)	(1,147,000)
Inventories	(342,000)	865,000
Prepaid expenses	(291,000)	(217,000)
Accounts payable and accrued liabilities	(295,000)	(41,000)

Net cash used in operating activities	(2,667,000)	(322,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(21,000)	(71,000)
Purchase of marketable securities	(134,000)	-

Net cash used in investing activities	(155,000)	(71,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	48,000	42,000
Repurchase of common stock	(577,000)	(872,000)

Net cash used in financing activities	(529,000)	(830,000)

Net decrease in cash and cash equivalents	(3,351,000)	(1,223,000)

Cash and cash equivalents, beginning of the period	8,215,000	4,554,000

Cash and cash equivalents, end of the period	$4,864,000	$3,331,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of building supply products for the new home and re-roofing markets; a line of disposable protective apparel for the cleanroom, the industrial markets and the pharmaceutical markets; and a line of infection control products for the medical and dental markets.

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment, as well as other woven material.

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”), which was filed on March 6, 2014. The results of operations for the three months ended March 31, 2014 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2013 was prepared using information from the audited consolidated balance sheet contained in the 2013 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

3.	Stock-Based Compensation

The Company maintains a stock option plan under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based awards in accordance with FASB ASC 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based awards, including employee stock options.

For the three months ended March 31, 2014 and 2013, there were no stock options granted under the Company’s option plan. The Company recognized $8,000 and $55,000 in stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively, related to issued options.

Stock options to purchase 1,040,000 and 1,705,001 shares of common stock were outstanding as of March 31, 2014 and 2013, respectively.

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the life of the options. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2013	1,070,000	$1.58	1.97
Granted	-	-	-
Exercised	30,000	1.60	-
Canceled/expired/forfeited	-	-	-
Options outstanding as of March 31, 2014	1,040,000	1.58	1.74
Options exercisable as of March 31, 2014	900,000	1.60	1.35

As of March 31, 2014, $64,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.5 years.

4.	Investments

The investments consist of available-for-sale marketable securities and non-trading common stock warrants. As of December 31, 2013, investments totaled $1,606,000, which consisted of marketable securities of $1,256,000 and common stock warrants of $350,000. As of March 31, 2014, investments totaled $2,231,000, which consisted of only available-for-sale marketable securities.

The following provides information regarding the Company’s marketable securities as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Cost basis	$358,000	$255,000
Unrealized gains included in accumulated other comprehensive income	1,493,000	1,001,000
Realized gains previously recognized as warrants	380,000	-
Fair value	$2,231,000	$1,256,000

Certain marketable securities were sold in the first quarter of 2014, and no marketable securities were sold during the year ended December 31, 2013. Realized gains recognized during the first quarter of 2014 were $161,000 ($104,000 net of tax, which is the amount reclassified out of accumulated other comprehensive income). Unrealized gains of $338,000 and $47,000 on the statements of comprehensive income are presented net of tax. Taxes on the unrealized gains were $155,000 and $28,000, for the three months ended March 31, 2014 and 2013, respectively.

Prior to the first quarter of 2014, the Company held warrants to purchase up to 167,500 shares of common stock of an entity which were set to expire in September 2014; the Company exercised all of the warrants in the first quarter of 2014. Prior to the exercise, the Company recognized $30,000 in income during the three months ended March 31, 2014 based upon the appreciation in the fair value of the underlying common stock.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	New Accounting Standards

Management periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, management has not identified any new standards that it believes merit further discussion at this time, and the Company expects that none would have a significant impact on its condensed consolidated financial statements.

6.	Inventories

As of March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$6,180,000	$5,876,000
Work in process	2,245,000	2,178,000
Finished goods	6,057,000	6,086,000
	$14,482,000	$14,140,000

7.	Equity Investments in Unconsolidated Affiliate

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

In accordance with FASB ASC 810, Consolidation, the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2014.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials. Fifty percent of the $942,000 long-term advance for materials was to be repaid over a six-year term that commenced in July 2006, and any remaining balance was to be paid in the seventh year. Harmony has repaid the advance in full, with the final $417,000 payment made in the third quarter of 2012.

For the three months ended March 31, 2014 and 2013, Alpha Pro Tech purchased $4,258,000 and $2,709,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $110,000 and $33,000, respectively. As of March 31, 2014, the Company’s investment in Harmony was $2,818,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,387,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2014 and December 31, 2013, accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
Payroll expenses	$226,000	$178,000
Bonuses payable	163,000	664,000
Uncertain tax position	194,000	194,000
	$583,000	$1,036,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31,
	2014	2013
Net income (numerator)	$269,000	$15,000

Shares (denominator):
Basic weighted average common shares outstanding	18,859,834	19,715,775
Add: Dilutive effect of common stock options	303,216	33,382

Diluted weighted average common shares outstanding	19,163,050	19,749,157

Earnings per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

The Company operates through three business segments:

Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment, as well as other woven material. The Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

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

The following table presents consolidated net sales for each segment for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Building Supply	$5,521,000	$5,164,000
Disposable Protective Apparel	3,364,000	3,220,000
Infection Control	1,071,000	1,066,000
Total consolidated net sales	$9,956,000	$9,450,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Building Supply	$750,000	$637,000
Disposable Protective Apparel	240,000	364,000
Infection Control	321,000	307,000
Total consolidated segment income	1,311,000	1,308,000

Unallocated corporate overhead expenses	956,000	1,304,000
Provision (benefit) for income taxes	86,000	(11,000)
Consolidated net income	$269,000	$15,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Building Supply	$2,086,000	$2,144,000
Disposable Protective Apparel	467,000	483,000
Infection Control	519,000	568,000
Total segment assets	3,072,000	3,195,000

Unallocated corporate assets	8,000	20,000
Total consolidated assets	$3,080,000	$3,215,000

11.          Subsequent Events

The Company has reviewed and evaluated whether any subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2014 through the filing date of this Form 10-Q that would require accounting or disclosure and has concluded that there are no suck subsequent events that require disclosure..

Alpha Pro Tech, Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements, which appear elsewhere in this report.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this report as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our most recent second fiscal quarter. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

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

Marketable Securities: The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with US GAAP. The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying condensed consolidated balance sheets.

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

Sales Returns, Rebates and Allowances: Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience. Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user, product-specific and sales volume rebates to select distributors. Our rebates are based on actual sales and are accrued monthly.

Stock-Based Compensation: Alpha Pro Tech accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected life based on historical data and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value building supply construction weatherization products. We also manufacture a line of disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

Alpha Pro Tech, Ltd.

Our products are grouped into three business segments: the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment, as well as other woven material; the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and the Infection Control segment, consisting of face masks and eye shields. All financial information presented herein reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Gross profit	36.3%	38.8%
Selling, general and administrative expenses	33.9%	37.2%
Income from operations	0.5%	-0.3%
Income before provision for income taxes	3.6%	0.0%
Net income	2.7%	0.2%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Sales. Consolidated sales for the three months ended March 31, 2014 increased to $9,956,000, from $9,450,000 for the three months ended March 31, 2013, representing an increase of $506,000, or 5.4%. This increase consisted of increased sales in the Building Supply segment of $357,000, increased sales in the Disposable Protective Apparel segment of $144,000 and increased sales in the Infection Control segment of $5,000.

Building Supply segment sales for the three months ended March 31, 2014 increased by $357,000, or 6.9%, to $5,521,000, as compared to $5,164,000 for the same period of 2013. The increase was primarily due to an 18.9% increase in sales of REX™ SynFelt synthetic roof underlayment and an increase in other woven material sales, partially offset by an 8.7% decrease in sales of REX™ Wrap housewrap. Sales of both synthetic roof underlayment and housewrap were negatively affected by extended and harsher than normal winter conditions that affected construction activity in many of the markets where our products are used. The sales mix of the Building Supply segment for the three months ended March 31, 2014 was 62% for synthetic roof underlayment, 34% for housewrap and 4% for other woven material. This compared to 57% for synthetic roof underlayment, 40% for housewrap and 3% for other woven material for the three months ended March 31, 2013.

For the first three months of 2014, TECHNOply™, our economy version of our synthetic roof underlayment, which was introduced in 2012, had approximately two and a half times the sales of the same period in 2013. TECHNOply™ is expected to be a growth product for the Company. REX™ SynFelt synthetic roof underlayment, our premium synthetic roof underlayment, also grew by 5.4% in the first quarter of 2014 as compared to the same quarter of 2013. Sales of REX™ Wrap housewrap products (REX™ Wrap non-breathable and the REX™ Fortis breathable housewrap) were down by 8.7% due to unusually harsh winter conditions but are expected to improve in the second quarter as a result of pent up demand due to the inclement weather in the first quarter. Sales of REX™ Wrap Fortis (breathable housewrap) are expected to increase significantly in 2014. We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

Alpha Pro Tech, Ltd.

We believe that the outlook for the Building Supply segment is encouraging and that we are positioned to take advantage of growth prospects as the housing market continues its recovery.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2014 increased by $144,000, or 4.5%, to $3,364,000, compared to $3,220,000 for the same period of 2013. The increase was primarily due to an increase in sales of disposable protective apparel to national and regional distributors, partially offset by a decrease in sales to our major international supply chain partner. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line.

Infection Control segment sales for the three months ended March 31, 2014 increased slightly by $5,000, or 0.5%, to $1,071,000, compared to $1,066,000 for the same period of 2013. Shield sales were up by 12.7%, or $41,000, to $362,000, and mask sales were down by 4.8%, or $36,000, to $709,000.

Gross Profit. Gross profit decreased by $53,000, or 1.4%, to $3,610,000 for the three months ended March 31, 2014 from $3,663,000 for the same period of 2013. The gross profit margin was 36.3% for the three months ended March 31, 2014, compared to 38.8% for the same period of 2013.

The gross profit margin for the first quarter of 2014 was negatively affected by a decrease in the Disposable Protective Apparel segment margin, due to competitive pricing pressure in the marketplace. Management expects gross margin to be in the 35% - 36% range for 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $141,000, or 4.0%, to $3,371,000 for the three months ended March 31, 2014 from $3,512,000 for the three months ended March 31, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 33.9% for the three months ended March 31, 2014 from 37.2% for the same period of 2013.

The change in expenses for the first quarter by segment was as follows: Building Supply was up $18,000, or 1.5%, and Disposable Protective Apparel was up $38,000, or 4.3%, partially offset by corporate unallocated expenses which were down $155,000, or 12.0%, and Infection Control which was down $40,000, or 22.9%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $40,000 were accrued for the three months ended March 31, 2014, as compared to $1,000 for the same period of 2013.

Depreciation and Amortization. Depreciation and amortization expense increased by $7,000, or 3.9%, to $188,000 for the three months ended March 31, 2014 from $181,000 for the same period of 2013. The increase for the first quarter was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations. Income from operations increased by $81,000, to $51,000 for the three months ended March 31, 2014, compared to a loss from operations of $30,000 for the three months ended March 31, 2013. The increased income from operations was due to a decrease in selling, general and administrative expenses of $141,000, partially offset by a decrease in gross profit of $53,000 and an increase in depreciation and amortization expense of $7,000.

Other Income. Other income increased to $304,000 for the three months ended March 31, 2014 from $34,000 for the same period of 2013. Other income consists of equity in income of unconsolidated affiliate, gains on investments in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $110,000, a gain on investment in common stock of $161,000, a gain on investment in common stock warrants of $30,000 and interest income of $3,000 for the three months ended March 31, 2014. Other income consisted of equity in income of unconsolidated affiliate of $33,000 and interest income of $1,000 for the three months ended March 31, 2013.

Alpha Pro Tech, Ltd.

Income before Provision (Benefit) for Income Taxes. Income before provision (benefit) for income taxes for the three months ended March 31, 2014 was $355,000, compared to income before provision (benefit) for income taxes of $4,000 for the three months ended March 31, 2013, representing an increase of $351,000. The increase in income before provision (benefit) for income taxes was due primarily to an increase in income from operations of $81,000 and an increase in other income of $270,000.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes for the three months ended March 31, 2014 was $86,000, compared to the benefit from income taxes of $11,000 for the same period of 2013. The estimated effective tax rate was 24.2% for the three months ended March 31, 2014.

The Company does not accrue tax on equity in income of unconsolidated affiliate. For the three months ended March 31, 2014, the effective tax rate would have been 35.4% if the equity in income of unconsolidated affiliate were included.

Net Income. Net income for the three months ended March 31, 2014 was $269,000, compared to net income of $15,000 for the three months ended March 31, 2013, an increase of $254,000 during the same period in 2013. The net income increase was primarily due to an increase in income before provision for income taxes of $351,000, partially offset by an increase in income taxes of $97,000. Net income as a percentage of net sales for the three months ended March 31, 2014 was 2.7%, and net income as a percentage of net sales for the same period of 2013 was 0.1%. Basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 were $0.01 and $0.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $4,864,000 and working capital of $31,181,000, representing an increase in working capital of 0.9%, or $266,000, from December 31, 2013. As of March 31, 2014 our current ratio (current assets/current liabilities) was 23:1, compared to a 19:1 ratio as of December 31, 2013. Cash and cash equivalents decreased by 40.8%, or $3,351,000, to $4,864,000 as of March 31, 2014, compared to $8,215,000 as of December 31, 2013. The decrease in cash and cash equivalents was due to cash used in operating activities of $2,667,000, cash used in investing activities of $155,000 and cash used in financing activities of $529,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2014, the prime interest rate was 3.25%. This credit line expires in May 2014 and is expected to be renewed. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2014. As of March 31, 2014, we did not have any borrowings under this credit facility.

Net cash used in operating activities of $2,667,000 for the three months ended March 31, 2014 was due to net income of $269,000, adjusted primarily by the following: amortization of stock-based compensation expense of $8,000, depreciation and amortization of $188,000, equity in income of unconsolidated affiliate of $110,000, a gain on investment in common stock warrants of $30,000, an increase in accounts receivable of $2,064,000, an increase in inventory of $342,000, an increase in prepaid expenses of $291,000 and a decrease in accounts payable and accrued liabilities of $295,000.

Accounts receivable increased by $2,064,000, or 40.7%, to $7,135,000 as of March 31, 2014 from $5,071,000 as of December 31, 2013. The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through February 2013 to remain competitive, as our competition offers these extended payment terms as well. We started this program in November 2013, and the majority of the receivables are due to be collected in the second quarter of this year, which should improve our cash position in the second quarter of 2014. The number of days that sales remain outstanding as of March 31, 2014, calculated by using an average of accounts receivable outstanding, was 55 days, compared to 47 days as of December 31, 2013.

Inventory increased by $342,000, or 2.4%, to $14,482,000 as of March 31, 2014 from $14,140,000 as of December 31, 2013. The increase was primarily due to an increase in inventory for the Building Supply segment of $826,000, or 14.3%, to $6,613,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $446,000, or 8.7%, to $4,659,000 and a decrease in inventory for the Infection Control segment of $38,000, or 1.2%, to $3,210,000.

Alpha Pro Tech, Ltd.

Prepaid expenses increased by $291,000, or 9.8%, to $3,259,000 as of March 31, 2014 from $2,968,000 as of December 31, 2013. The increase was primarily due to an increase in prepaid inventory.

Accounts payable and accrued liabilities as of March 31, 2014 decreased by $295,000, or 17.1%, to $1,430,000 from $1,725,000 as of December 31, 2013. The change was primarily due to a decrease in accrued liabilities of $453,000 and an increase in trade payables of $158,000. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $501,000 and an increase in payroll accrual of $48,000.

Net cash used in investing activities was $155,000 for the three months ended March 31, 2014, compared to net cash used in investing activities of $71,000 for the same period of 2013. Our investing activities for the three months ended March 31, 2014 consisted of the purchase of property and equipment of $21,000 and the purchase of marketable securities of $134,000. The investing activities for the three months ended March 31, 2013 consisted of the purchase of property and equipment of $71,000.

Net cash used in financing activities was $529,000 for the three months ended March 31, 2014, compared to net cash used in financing activities of $830,000 for the same period of 2013. The net cash used in financing activities for the three months ended March 31, 2014 was primarily due to the payment of $577,000 for the repurchase of our common stock, partially offset by the proceeds of $48,000 from the exercise of stock options. Our net cash used in financing activities for the three months ended March 31, 2013 was primarily due to the payment of $872,000 for the repurchase of our common stock, partially offset by the proceeds of $42,000 from the exercise of stock options.

As of March 31, 2014, we had $1,018,000 available for additional stock purchases under our stock repurchase program. For the three months ended March 31, 2014, we repurchased 269,200 shares of common stock at a cost of $577,000. As of March 31, 2014, we had repurchased a total of 10,794,178 shares of common stock at a cost of $14,503,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Management periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, management has not identified any new standards that it believes merit further discussion at this time, and the Company expects that none would have a significant impact on its condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
January 1 - 31, 2014	-	$-	-	$1,595,000
February 1 - 28, 2014	-	-	-	1,595,000
March 1 - 31, 2014	269,200	2.13	269,200	1,018,000
	269,200	$1.56	269,200

(1) On September 27, 2013, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

SECURITIES SOLD

We did not sell unregistered equity securities during the period covered by this report.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended March 31, 2014.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: May 7, 2014	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer

DATE: May 7, 2014	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer