Form 10-Q
period 2014-06-30
ALPHA PRO TECH LTD
filed 2014-08-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

 Commission File No. 01-15725

Alpha Pro Tech, Ltd.

(exact name of registrant as specified in its charter)

Delaware, U.S.A.	63-1009183
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

60 Centurian Drive, Suite 112
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

Large accelerated filer___	Accelerated filer ___	Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 1, 2014
Common Stock, $0.01 par value	18,158,109 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$5,271,000	$8,215,000
Investments	2,856,000	1,606,000
Accounts receivable, net of allowance for doubtful accounts of $82,000 and $85,000 as of June 30, 2014 and December 31, 2013, respectively	6,913,000	5,071,000
Inventories	14,013,000	14,140,000
Prepaid expenses	2,484,000	2,968,000
Deferred income tax assets	640,000	640,000
Total current assets	32,177,000	32,640,000

Property and equipment, net	3,538,000	3,068,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	80,000	92,000
Equity investments in unconsolidated affiliate	2,903,000	2,708,000
Total assets	$38,753,000	$38,563,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$540,000	$689,000
Accrued liabilities	642,000	1,036,000
Total current liabilities	1,182,000	1,725,000

Deferred income tax liabilities	1,644,000	1,257,000
Total liabilities	2,826,000	2,982,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,158,109 and 18,878,109 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	182,000	189,000
Additional paid-in capital	17,423,000	18,994,000
Accumulated other comprehensive income	1,385,000	625,000
Retained earnings	16,937,000	15,773,000
Total shareholders' equity	35,927,000	35,581,000
Total liabilities and shareholders' equity	$38,753,000	$38,563,000

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$12,252,000	$11,156,000	$22,208,000	$20,606,000
Cost of goods sold, excluding depreciation and amortization	7,744,000	7,099,000	14,090,000	12,886,000
Gross profit	4,508,000	4,057,000	8,118,000	7,720,000

Operating expenses:
Selling, general and administrative	3,298,000	3,183,000	6,670,000	6,695,000
Depreciation and amortization	176,000	175,000	364,000	356,000
Total operating expenses	3,474,000	3,358,000	7,034,000	7,051,000

Income from operations	1,034,000	699,000	1,084,000	669,000

Other income:
Equity in income of unconsolidated affiliate	84,000	38,000	195,000	71,000
Gain on investments in common stock and common stock warrants	218,000	-	409,000	-
Interest income	6,000	1,000	9,000	2,000
Total other income	308,000	39,000	613,000	73,000

Income before provision for income taxes	1,342,000	738,000	1,697,000	742,000

Provision for income taxes	447,000	264,000	533,000	252,000

Net income	$895,000	$474,000	$1,164,000	$490,000

Basic earnings per common share	$0.05	$0.02	$0.06	$0.03

Diluted earnings per common share	$0.05	$0.02	$0.06	$0.03

Basic weighted average common shares outstanding	18,321,432	19,262,807	18,594,118	19,488,040

Diluted weighted average common shares outstanding	18,597,466	19,362,620	18,842,018	19,550,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$895,000	$474,000	$1,164,000	$490,000
Other Comprehensive Income:
Change in unrealized gain on marketable securities, net of tax	563,000	22,000	1,005,000	69,000
Reclassification adjustment for gains included in net income	(141,000)	-	(245,000)	-
Total other comprehensive income	422,000	22,000	760,000	69,000
Comprehensive income	$1,317,000	$496,000	$1,924,000	$559,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2014
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2013	18,878,109	$189,000	$18,994,000	$15,773,000	$625,000	$35,581,000
Options exercised	95,200	1,000	150,000	-	-	151,000
Stock-based compensation expense	-	-	16,000	-	-	16,000
Common stock repurchased and retired	(815,200)	(8,000)	(1,737,000)	-	-	(1,745,000)
Net income	-	-	-	1,164,000	-	1,164,000
Other comprehensive income	-	-	-	-	760,000	760,000

Balance as of June 30, 2014	18,158,109	$182,000	$17,423,000	$16,937,000	$1,385,000	$35,927,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$1,164,000	$490,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,000	108,000
Depreciation and amortization	364,000	356,000
Equity in income of unconsolidated affiliate	(195,000)	(71,000)
Gain on investment in common stock warrants	(30,000)	-
Gain on sale of marketable securities	(379,000)	-
Changes in assets and liabilities:
Accounts receivable, net	(1,842,000)	501,000
Inventories	127,000	2,881,000
Prepaid expenses	484,000	(866,000)
Accounts payable and accrued liabilities	(543,000)	(177,000)

Net cash provided by (used in) operating activities	(834,000)	3,222,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(822,000)	(149,000)
Purchase of intangible assets	-	(1,000)
Purchase of marketable securities	(134,000)	-
Proceeds from sale of marketable securities	440,000	-

Net cash used in investing activities	(516,000)	(150,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	151,000	56,000
Repurchase of common stock	(1,745,000)	(1,553,000)

Net cash used in financing activities	(1,594,000)	(1,497,000)

Net (decrease) increase in cash and cash equivalents	(2,944,000)	1,575,000

Cash and cash equivalents, beginning of the period	8,215,000	4,554,000

Cash and cash equivalents, end of the period	$5,271,000	$6,129,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of building supply products for the new home and re-roofing markets; a line of disposable protective apparel for the cleanroom, industrial and pharmaceutical markets; and a line of infection control products for the medical and dental markets.

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”), which was filed on March 6, 2014. The results of operations for the three and six months ended June 30, 2014 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2013 was prepared using information from the audited consolidated balance sheet contained in the 2013 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options.

For the three and six months ended June 30, 2014 and 2013, there were no stock options granted under the Company’s option plan. The Company recognized $16,000 and $108,000 in stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively, related to the vesting of previously issued options.

Stock options to purchase 974,800 and 1,693,334 shares of common stock were outstanding as of June 30, 2014 and 2013, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the life of the options. The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2013	1,070,000	$1.58	1.97
Granted	-	-	-
Exercised	95,200	1.59	-
Canceled/expired/forfeited	-	-	-
Options outstanding as of June 30, 2014	974,800	1.58	1.58
Options exercisable as of June 30, 2014	834,800	1.60	1.18

As of June 30, 2014, $55,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.2 years.

4.	Investments

As of December 31, 2013, investments totaled $1,606,000, which consisted of available-for-sale marketable securities of $1,256,000 and non-trading common stock warrants of $350,000. As of June 30, 2014, investments totaled $2,856,000, all of which were available-for-sale marketable securities.

The following provides information regarding the Company’s marketable securities as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Cost basis	$328,000	$255,000
Unrealized gains included in accumulated other comprehensive income	2,148,000	1,001,000
Realized gains previously recognized as warrants	380,000	-
Fair value	$2,856,000	$1,256,000

Certain marketable securities were sold during the six months ended June 30, 2014. No marketable securities were sold during the year ended December 31, 2013. Realized gains recognized from the sale of marketable securities during the six months ended June 30, 2014 were $379,000 ($245,000 net of tax, which is the amount reclassified out of accumulated other comprehensive income). For the six months ended June 30, 2014 and 2013, unrealized gains on marketable securities of $1,147,000 and $110,000, respectively, are presented net of taxes of $387,000 and $41,000, resulting in after tax gains of $760,000 and $69,000. For the three months ended June 30, 2014 and 2013, unrealized gains on marketable securities of $655,000 and $35,000, respectively, are presented net of taxes of $233,000 and $13,000, resulting in after tax gains of $422,000 and $22,000.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to the first quarter of 2014, the Company held warrants to purchase up to 167,500 shares of common stock of an entity which were set to expire in September 2014. The Company exercised all of the warrants in the first quarter of 2014. Prior to the exercise, the Company recognized a $30,000 gain during the first quarter of 2014 based upon the appreciation in the fair value of the underlying common stock.

5.	New Accounting Standard

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion, and the Company expects that no other standards will have a significant impact on its financial statements.

6.	Inventories

As of June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30,	December 31,
	2014	2013

Raw materials	$6,287,000	$5,876,000
Work in process	2,713,000	2,178,000
Finished goods	5,013,000	6,086,000
	$14,013,000	$14,140,000

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, the Company determines whether or not it is the primary beneficiary of the VIE, and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2014.

Alpha ProTech Engineered Products, Inc. initially invested $1,450,000 in the joint venture: $508,000 as equity and $942,000 as a long-term advance for materials. Harmony has repaid the advance in full.

For the three months ended June 30, 2014 and 2013, Alpha Pro Tech purchased $4,210,000 and $2,283,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2014 and 2013, Alpha Pro Tech purchased $8,468,000 and $4,992,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $84,000 and $38,000, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $195,000 and $71,000, respectively.

As of June 30, 2014, the Company’s investment in Harmony was $2,903,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,472,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2014 and December 31, 2013, accrued liabilities consisted of the following:

	June 30,	December 31,
	2014	2013

Payroll expenses	$133,000	$178,000
Bonuses payable	315,000	664,000
Uncertain tax position	194,000	194,000
	$642,000	$1,036,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (numerator)	$895,000	$474,000	$1,164,000	$490,000

Shares (denominator):
Basic weighted average common shares outstanding	18,321,432	19,262,807	18,594,118	19,488,040
Add: Dilutive effect of common stock options	276,034	99,813	247,900	62,204

Diluted weighted average common shares outstanding	18,597,466	19,362,620	18,842,018	19,550,244

Earnings per common share:
Basic	$0.05	$0.02	$0.06	$0.03
Diluted	$0.05	$0.02	$0.06	$0.03

10.	Activity of Business Segments

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Building Supply	$7,414,000	$7,057,000	$12,935,000	$12,221,000
Disposable Protective Apparel	3,792,000	3,054,000	7,156,000	6,274,000
Infection Control	1,046,000	1,045,000	2,117,000	2,111,000
Total consolidated net sales	$12,252,000	$11,156,000	$22,208,000	$20,606,000

The following table presents the reconciliation of total segment income to total consolidated net income for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Building Supply	$1,394,000	$1,363,000	$2,144,000	$2,001,000
Disposable Protective Apparel	524,000	196,000	$766,000	$561,000
Infection Control	335,000	341,000	655,000	648,000
Total consolidated segment income	2,253,000	1,900,000	3,565,000	3,210,000

Gain on marketable securities	218,000	-	409,000	-
Unallocated corporate overhead expenses	1,129,000	1,162,000	2,277,000	2,468,000
Provision for income taxes	447,000	264,000	533,000	252,000
Consolidated net income	$895,000	$474,000	$1,164,000	$490,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Building Supply	$2,739,000	$2,144,000
Disposable Protective Apparel	462,000	483,000
Infection Control	467,000	568,000
Total segment assets	3,668,000	3,195,000

Unallocated corporate assets	5,000	20,000
Total consolidated assets	$3,673,000	$3,215,000

11. Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2014 through the filing date of this Form 10-Q that would require accounting or disclosure and has concluded that there are none.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to our condensed consolidated financial statements, which appear elsewhere in this report.

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to potential acquisitions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

Critical Accounting Policies

The preparation of our financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our critical accounting polices include the following:

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

Stock-Based Compensation: Alpha Pro Tech records compensation expense for the fair value of stock-based payments determined on the date of grant, including employee stock options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.8%	36.4%	36.6%	37.5%
Selling, general and administrative expenses	26.9%	28.5%	30.0%	32.5%
Income from operations	8.4%	6.3%	4.9%	3.2%
Income before provision for income taxes	11.0%	6.6%	7.6%	3.6%
Net income	7.3%	4.2%	5.2%	2.4%

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Sales. Consolidated sales for the three months ended June 30, 2014 increased to $12,252,000, from $11,156,000 for the three months ended June 30, 2013, representing an increase of $1,096,000, or 9.8%. This increase consisted of increased sales in the Building Supply segment of $357,000, increased sales in the Disposable Protective Apparel segment of $738,000 and increased sales in the Infection Control segment of $1,000.

Building Supply segment sales for the three months ended June 30, 2014 increased by $357,000, or 5.1%, to $7,414,000, as compared to $7,057,000 for the same period of 2013. The increase was primarily due to a 6.5% increase in sales of synthetic roof underlayment, a 0.9% increase in sales of housewrap and an increase in other woven material sales. The sales mix of the Building Supply segment for the three months ended June 30, 2014 was 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material. This compared to 62% for synthetic roof underlayment, 34% for housewrap and 4% for other woven material for the three months ended June 30, 2013.

For the second quarter of 2014, TECHNOply™, our economy version of our synthetic roof underlayment, which was introduced in 2012, had approximately four times the sales of the same period in 2013, partially offset by a 19.6% decline in sales of REX™ SynFelt synthetic roof underlayment, our premium synthetic roof underlayment. Synthetic roof underlayment is expected to be a growth product line for the Company. Sales of REX™ Wrap housewrap products (REX™ Wrap non-breathable and the REX™ Fortis breathable housewrap) were up by 0.9% in the second quarter of 2014. Sales of REX™ Wrap Fortis (breathable housewrap) have been slower than anticipated but are expected to improve next year. We will continue to introduce new products in our Building Supply segment as we see opportunities arise.

Alpha Pro Tech, Ltd.

We believe that the outlook for the Building Supply segment is encouraging and that we are positioned to take advantage of growth prospects as the housing market continues its recovery.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2014 increased by $738,000, or 24.2%, to $3,792,000, compared to $3,054,000 for the same period of 2013. The increase was primarily due to an increase in sales of disposable protective apparel to national and regional distributors, partially offset by a decrease in sales to our major international supply chain partner. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line.

Infection Control segment sales for the three months ended June 30, 2014 increased slightly by $1,000, or 0.1%, to $1,046,000, compared to $1,045,000 for the same period of 2013. Shield sales were up by 6.6%, or $19,000, to $315,000, and mask sales were down by 2.5%, or $18,000, to $731,000.

Consolidated sales for the six months ended June 30, 2014 increased to $22,208,000, from $20,606,000 for the six months ended June 30, 2013, representing an increase of $1,602,000, or 7.8%. This increase consisted of increased sales in the Building Supply segment of $714,000, increased sales in the Disposable Protective Apparel segment of $882,000 and increased sales in the Infection Control segment of $6,000.

Building Supply segment sales for the six months ended June 30, 2014 increased by $714,000, or 5.8%, to $12,935,000, compared to $12,221,000 for the same period of 2013. The increase was primarily due to an 11.4% increase in sales of synthetic roof underlayment and an increase in other woven material sales, partially offset by a 3.6% decrease in sales of housewrap. Sales of both synthetic roof underlayment and housewrap were negatively affected by extended and harsher than normal winter conditions during the first four months of 2014 that affected construction activity in many of the markets where our products are used. The sales mix of the Building Supply segment for the six months ended June 30, 2014 was 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material. This compared to 60% for synthetic roof underlayment, 37% for housewrap and 3% for other woven material for the six months ended June 30, 2013.

For the six months ended June 30, 2014, TECHNOply™, our economy version of our synthetic roof underlayment, which had approximately three times the sales of the same period in 2013, partially offset by a 9.6% decline in sales of REX™ SynFelt synthetic roof underlayment, our premium synthetic roof underlayment. Sales of REX™ Wrap housewrap products (REX™ Wrap non-breathable and the REX™ Fortis breathable housewrap) were down by 3.6% for the first six months of 2014 but should be higher for the 2014 fiscal year as compared to 2013.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2014 increased by $882,000, or 14.1%, to $7,156,000, compared to $6,274,000 for the same period of 2013. The increase was primarily due to an increase in sales of disposable protective apparel to national and regional distributors, partially offset by a decrease in sales to our major international supply chain partner.

Infection Control segment sales for the six months ended June 30, 2014 increased slightly by $6,000, or 0.3%, to $2,117,000, compared to $2,111,000 for the same period of 2013. Shield sales were up by 9.8%, or $60,000, to $676,000, and mask sales were down by 3.6%, or $54,000, to $1,441,000.

Gross Profit. Gross profit increased by $451,000, or 11.1%, to $4,508,000 for the three months ended June 30, 2014 from $4,057,000 for the same period of 2013. The gross profit margin was 36.8% for the three months ended June 30, 2014, compared to 36.4% for the same period of 2013.

Gross profit increased by $398,000, or 5.2%, to $8,118,000 for the six months ended June 30, 2014 from $7,720,000 for the same period of 2013. The gross profit margin was 36.6% for the six months ended June 30, 2014, compared to 37.5% for the same period of 2013.

The gross profit margin has been negatively affected by a small decrease in both the Disposable Protective Apparel and Building Supply segment margins, due to competitive pricing pressure in the marketplace. Management expects gross margin to be in the 35% - 37% range for 2014.

Alpha Pro Tech, Ltd.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $115,000, or 3.6%, to $3,298,000 for the three months ended June 30, 2014 from $3,183,000 for the three months ended June 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 26.9% for the three months ended June 30, 2014 from 28.5% for the same period of 2013.

The change in expenses for the second quarter by segment was as follows: Building Supply was up $81,000, or 7.7%, and Disposable Protective Apparel was up $64,000, or 7.3% and Infection Control was flat, partially offset by corporate unallocated expenses which were down $30,000, or 2.6%.

Selling, general and administrative expenses decreased by $25,000, or 0.4%, to $6,670,000 for the six months ended June 30, 2014 from $6,695,000 for the six months ended June 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 30.0% for the six months ended June 30, 2014 from 32.5% for the same period of 2013.

The change in expenses for the six months by segment was as follows: Building Supply was up $99,000, or 4.4%, and Disposable Protective Apparel was up $101,000, or 5.9%, partially offset by corporate unallocated expenses which were down $185,000, or 7.6%, and Infection Control was down $40,000, or 13.4%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $148,000 were accrued for the three months ended June 30, 2014, as compared to $81,000 for the same period of 2013. Executive bonuses of $188,000 were accrued for the six months ended June 30, 2014, as compared to $82,000 for the same period of 2013.

Depreciation and Amortization. Depreciation and amortization expense increased slightly by $1,000, or 0.6%, to $176,000 for the three months ended June 30, 2014 from $175,000 for the same period of 2013. Depreciation and amortization expense increased by $8,000, or 2.2%, to $364,000 for the six months ended June 30, 2014 from $356,000 for the same period of 2013. The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations. Income from operations increased by $335,000, or 47.9%, to $1,034,000 for the three months ended June 30, 2014, compared to $699,000 for the three months ended June 30, 2013. The increased income from operations was primarily due to an increase in gross profit of $451,000, partially offset by an increase in selling, general and administrative expenses of $115,000.

Income from operations increased by $415,000, or 62.0%, to $1,084,000 for the six months ended June 30, 2014, compared to $669,000 for the same period of 2013. The increased income from operations was due to an increase in gross profit of $398,000 and a decrease in selling, general and administrative expenses of $25,000, partially offset by an increase in depreciation and amortization expense of $8,000.

Other Income. Other income increased to $308,000 for the three months ended June 30, 2014 from $39,000 for the same period of 2013. Other income consists of equity in income of unconsolidated affiliate, gains on investments in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $84,000, a gain on investment in common stock of $218,000 and interest income of $6,000 for the three months ended June 30, 2014. Other income consisted of equity in income of unconsolidated affiliate of $38,000 and interest income of $1,000 for the three months ended June 30, 2013.

Other income increased to $613,000 for the six months ended June 30, 2014 from $73,000 for the same period of 2013. Other income consisted of equity in income of unconsolidated affiliate of $195,000, a gain on investment in common stock of $379,000, a gain on investment in common stock warrants of $30,000 and interest income of $9,000 for the six months ended June 30, 2014. Other income consisted of equity in income of unconsolidated affiliate of $71,000 and interest income of $2,000 for the six months ended June 30, 2013.

Alpha Pro Tech, Ltd.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2014 was $1,342,000, compared to income before provision for income taxes of $738,000 for the three months ended June 30, 2013, representing an increase of $604,000, or 81.8%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $335,000 and an increase in other income of $269,000.

Income before provision for income taxes for the six months ended June 30, 2014 was $1,697,000, compared to income before provision for income taxes of $742,000 for the six months ended June 30, 2013, representing an increase of $955,000, or 128.7%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $415,000 and an increase in other income of $540,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2014 was $447,000, compared to $264,000 for the same period of 2013. The estimated effective tax rate was 33.3% for the three months ended June 30, 2014, compared to 35.8% for the same period of 2013.

The provision for income taxes for the six months ended June 30, 2014 was $533,000, compared to $252,000 for the same period of 2013. The estimated effective tax rate was 31.4% for the six months ended June 30, 2014, compared to 34.0% for the same period of 2013.

The Company does not accrue tax on equity in income of unconsolidated affiliate. For the three and six months ended June 30, 2014, the estimated effective tax rate would have been 35.5% if the equity in income of unconsolidated affiliate were included.

Net Income. Net income for the three months ended June 30, 2014 was $895,000, compared to net income of $474,000 for the three months ended June 30, 2013, an increase of $421,000. The net income increase was primarily due to an increase in income before provision for income taxes of $604,000, partially offset by an increase in income taxes of $183,000. Net income as a percentage of net sales for the three months ended June 30, 2014 was 7.3%, and net income as a percentage of net sales for the same period of 2013 was 4.2%. Basic and diluted earnings per common share for the three months ended June 30, 2014 and 2013 were $0.05 and $0.02, respectively.

Net income for the six months ended June 30, 2014 was $1,164,000, compared to net income of $490,000 for the six months ended June 30, 2013, an increase of $674,000, or 137.6%. The net income increase was primarily due to an increase in income before provision for income taxes of $955,000, partially offset by an increase in income taxes of $281,000. Net income as a percentage of net sales for the six months ended June 30, 2014 was 5.2%, and net income as a percentage of net sales for the same period of 2013 was 2.4%. Basic and diluted earnings per common share for the six months ended June 30, 2014 and 2013 were $0.06 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had cash and cash equivalents of $5,271,000 and working capital of $30,995,000, representing an increase in working capital of 0.3%, or $80,000, from December 31, 2013. As of June 30, 2014 our current ratio (current assets/current liabilities) was 27:1, compared to a 19:1 ratio as of December 31, 2013. Cash and cash equivalents decreased by 35.8%, or $2,944,000, to $5,271,000 as of June 30, 2014, compared to $8,215,000 as of December 31, 2013. The decrease in cash and cash equivalents was due to cash used in operating activities of $834,000, cash used in investing activities of $516,000 and cash used in financing activities of $1,594,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2014, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2014. As of June 30, 2014, we did not have any borrowings under this credit facility.

Net cash used in operating activities of $834,000 for the six months ended June 30, 2014 was due to net income of $1,164,000, adjusted primarily by the following: amortization of stock-based compensation expense of $16,000, depreciation and amortization of $364,000, gain on sale of marketable securities of $379,000 equity in income of unconsolidated affiliate of $195,000, a gain on investment in common stock warrants of $30,000, an increase in accounts receivable of $1,842,000, a decrease in inventory of $127,000, a decrease in prepaid expenses of $484,000 and a decrease in accounts payable and accrued liabilities of $543,000.

Alpha Pro Tech, Ltd.

Accounts receivable increased by $1,842,000, or 36.3%, to $6,913,000 as of June 30, 2014 from $5,071,000 as of December 31, 2013. The increase in accounts receivable was primarily related to increased revenue in the latter part of the second quarter of 2014 as compared to the same period of the fourth quarter of 2013. The number of days that sales remain outstanding as of June 30, 2014, calculated by using an average of accounts receivable outstanding, was 45 days, compared to 47 days as of December 31, 2013.

Inventory decreased by $127,000, or 0.9%, to $14,013,000 as of June 30, 2014 from $14,140,000 as of December 31, 2013. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,001,000, or 19.6%, to $4,105,000 and a decrease in inventory for the Infection Control segment of $146,000, or 4.5%, to $3,102,000, partially offset by an increase in inventory for the Building Supply segment of $1,020,000, or 17.6%, to $6,806,000.

Prepaid expenses decreased by $484,000, or 16.3%, to $2,484,000 as of June 30, 2014 from $2,968,000 as of December 31, 2013. The decrease was primarily due to a decrease in prepaid tax.

Accounts payable and accrued liabilities as of June 30, 2014 decreased by $543,000, or 31.5%, to $1,182,000 from $1,725,000 as of December 31, 2013. The change was primarily due to a decrease in accrued liabilities of $394,000 and an increase in trade payables of $149,000. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $319,000 and a decrease in payroll accrual of $45,000.

Net cash used in investing activities was $516,000 for the six months ended June 30, 2014, compared to net cash used in investing activities of $150,000 for the same period of 2013. Our investing activities for the six months ended June 30, 2014 consisted of the purchase of property and equipment of $822,000 and the purchase of marketable securities of $134,000, partially offset by the sale of marketable securities of $440,000. The investing activities for the six months ended June 30, 2013 consisted primarily of the purchase of property and equipment of $149,000.

Net cash used in financing activities was $1,594,000 for the six months ended June 30, 2014, compared to net cash used in financing activities of $1,497,000 for the same period of 2013. The net cash used in financing activities for the six months ended June 30, 2014 was primarily due to the payment of $1,745,000 for the repurchase of our common stock, partially offset by the proceeds of $151,000 from the exercise of stock options. Our net cash used in financing activities for the six months ended June 30, 2013 was primarily due to the payment of $1,553,000 for the repurchase of our common stock, partially offset by the proceeds of $56,000 from the exercise of stock options.

As of June 30, 2014, we had $1,850,000 available for additional stock purchases under our stock repurchase program. For the six months ended June 30, 2014, we repurchased 815,200 shares of common stock at a cost of $1,745,000. As of June 30, 2014, we had repurchased a total of 11,340,178 shares of common stock at a cost of $15,671,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standard

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Alpha Pro Tech, Ltd.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion. The Company expects that no other standard will have a significant impact on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Alpha Pro Tech, Ltd.

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act;

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
April 1 - 30, 2014	218,700	$2.13	218,700	$550,000
May 1 - 31, 2014	258,500	2.10	258,500	2,004,000
June 1 - 30, 2014	68,800	2.22	68,800	1,850,000
	546,000	$1.56	546,000

(1) On May 27, 2014, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech’s Form 10-Q for the period ended June 30, 2014.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 6, 2014	By:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	August 6, 2014	By:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer