Form 10-Q
period 2014-09-30
ALPHA PRO TECH LTD
filed 2014-10-24
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer        Accelerated filer        Non-accelerated filer        Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassClass	Outstanding October 17, 2014
Common Stock, $0.01 par value	18,298,009 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$7,053,000	$8,215,000
Investments	2,426,000	1,606,000
Accounts receivable, net of allowance for doubtful accounts of $82,000 and $85,000 as of September 30, 2014 and December 31, 2013, respectively	6,148,000	5,071,000
Inventories	13,671,000	14,140,000
Prepaid expenses	4,115,000	2,968,000
Deferred income tax assets	577,000	640,000
Total current assets	33,990,000	32,640,000

Property and equipment, net	3,415,000	3,068,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	75,000	92,000
Equity investment in unconsolidated affiliate	2,924,000	2,708,000
Total assets	$40,459,000	$38,563,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,250,000	$689,000
Accrued liabilities	915,000	1,036,000
Total current liabilities	2,165,000	1,725,000

Deferred income tax liabilities	1,624,000	1,257,000
Total liabilities	3,789,000	2,982,000

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,213,009 and 18,878,109 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	182,000	189,000
Additional paid-in capital	17,477,000	18,994,000
Accumulated other comprehensive income	1,108,000	625,000
Retained earnings	17,903,000	15,773,000
Total shareholders' equity	36,670,000	35,581,000
Total liabilities and shareholders' equity	$40,459,000	$38,563,000

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$13,213,000	$12,692,000	$35,421,000	$33,298,000
Cost of goods sold, excluding depreciation and amortization	8,327,000	8,113,000	22,416,000	20,999,000
Gross profit	4,886,000	4,579,000	13,005,000	12,299,000

Operating expenses:
Selling, general and administrative	3,288,000	3,190,000	9,958,000	9,885,000
Depreciation and amortization	198,000	178,000	562,000	534,000
Total operating expenses	3,486,000	3,368,000	10,520,000	10,419,000

Income from operations	1,400,000	1,211,000	2,485,000	1,880,000

Other income:
Equity in income of unconsolidated affiliate	22,000	101,000	216,000	172,000
Gain on investments in common stock and common stock warrants	-	-	409,000	-
Interest income	4,000	1,000	13,000	3,000
Total other income	26,000	102,000	638,000	175,000

Income before provision for income taxes	1,426,000	1,313,000	3,123,000	2,055,000

Provision for income taxes	460,000	408,000	993,000	660,000

Net income	$966,000	$905,000	$2,130,000	$1,395,000

Basic earnings per common share	$0.05	$0.05	$0.12	$0.07

Diluted earnings per common share	$0.05	$0.05	$0.11	$0.07

Basic weighted average common shares outstanding	18,107,073	19,008,660	18,429,985	19,326,491

Diluted weighted average common shares outstanding	18,387,422	19,009,656	18,689,274	19,326,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$966,000	$905,000	$2,130,000	$1,395,000
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities, net of tax	(278,000)	289,000	728,000	358,000
Reclassification adjustment for gains included in net income	-	-	(245,000)	-
Total other comprehensive income (loss)	(278,000)	289,000	483,000	358,000
Comprehensive income	$688,000	$1,194,000	$2,613,000	$1,753,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2014

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2013	18,878,109	$189,000	$18,994,000	$15,773,000	$625,000	$35,581,000
Options exercised	285,000	3,000	447,000	-	-	450,000
Stock-based compensation expense	-	-	25,000	-	-	25,000
Common stock repurchased and retired	(950,100)	(10,000)	(2,024,000)	-	-	(2,034,000)
Excess tax benefit from stock options exercised	-	-	35,000	-	-	35,000
Net income	-	-	-	2,130,000	-	2,130,000
Other comprehensive income	-	-	-	-	483,000	483,000

Balance as of September 30, 2014	18,213,009	$182,000	$17,477,000	$17,903,000	$1,108,000	$36,670,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$2,130,000	$1,395,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	25,000	141,000
Depreciation and amortization	562,000	534,000
Equity in income of unconsolidated affiliate	(216,000)	(172,000)
Gain on investment in common stock warrants	(30,000)	-
Gain on sale of marketable securities	(379,000)	-
Deferred income taxes	196,000	(14,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,077,000)	415,000
Inventories	469,000	3,523,000
Prepaid expenses	(1,147,000)	(50,000)
Accounts payable and accrued liabilities	440,000	(423,000)

Net cash provided by operating activities	973,000	5,349,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(892,000)	(284,000)
Purchase of intangible assets	-	(1,000)
Purchase of marketable securities	(134,000)	-
Proceeds from sale of marketable securities	440,000	-

Net cash used in investing activities	(586,000)	(285,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	450,000	514,000
Repurchase of common stock	(2,034,000)	(2,422,000)
Excess tax benefit (expense) on stock options exercised	35,000	(1,000)

Net cash used in financing activities	(1,549,000)	(1,909,000)

Net (decrease) increase in cash and cash equivalents	(1,162,000)	3,155,000

Cash and cash equivalents, beginning of the period	8,215,000	4,554,000

Cash and cash equivalents, end of the period	$7,053,000	$7,709,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”), which was filed on March 6, 2014. The results of operations for the three and nine months ended September 30, 2014 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2013 was prepared using information from the audited consolidated balance sheet contained in the 2013 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the three and nine months ended September 30, 2014 and 2013, there were no stock options granted under the Company’s option plan. The Company recognized $25,000 and $141,000 in stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively, related to the vesting of previously issued options.

Stock options to purchase 785,000 and 1,415,000 shares of common stock were outstanding as of September 30, 2014 and 2013, respectively.

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

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2013	1,070,000	$1.58	1.97
Granted	-	-	-
Exercised	(285,000)	1.58	-
Canceled/expired/forfeited	-	-	-
Options outstanding as of September 30, 2014	785,000	1.58	1.41
Options exercisable as of September 30, 2014	770,000	1.59	1.01

As of September 30, 2014, $47,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.9 years.

4.	Investments

As of December 31, 2013, investments totaled $1,606,000, which consisted of available-for-sale marketable securities of $1,256,000 and non-trading common stock warrants of $350,000. As of September 30, 2014, investments totaled $2,426,000, all of which were available-for-sale marketable securities.

The following provides information regarding the Company’s marketable securities as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Cost basis	$328,000	$255,000
Unrealized gains included in accumulated other comprehensive income	1,718,000	1,001,000
Realized gains previously recognized as warrants	380,000	-
Fair value	$2,426,000	$1,256,000

Certain marketable securities were sold during the nine months ended September 30, 2014. No marketable securities were sold during the year ended December 31, 2013. Realized gains recognized from the sale of marketable securities during the nine months ended September 30, 2014 were $379,000 ($245,000 net of tax, which is the amount reclassified out of accumulated other comprehensive income). For the nine months ended September 30, 2014 and 2013, unrealized gains on marketable securities of $717,000 and $574,000, respectively, are presented net of taxes of $234,000 and $216,000, resulting in after tax gains of $483,000 and $358,000. For the three months ended September 30, 2014 and 2013, unrealized losses of $430,000 and unrealized gains of $463,000 on marketable securities, respectively, are presented net of taxes of ($152,000) and $174,000, resulting in an after tax loss of $278,000 and an after tax gain of $289,000.

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

Recent Accounting Pronouncement – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

6.	Inventories

As of September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30,	December 31,
	2014	2013

Raw materials	$5,546,000	$5,876,000
Work in process	3,811,000	2,178,000
Finished goods	4,314,000	6,086,000
	$13,671,000	$14,140,000

7.	Equity Investment in Unconsolidated Affiliate

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for housewrap and synthetic roof underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics. In addition, the joint venture supplies products for the Disposable Protective Apparel segment.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 12,000 square foot rented facility for coating material. All additions have been financed by Harmony with no guarantees from the Company.

The Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, the Company determines whether or not it is the primary beneficiary of the VIE, and, if so, the Company will consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2014.

For the three months ended September 30, 2014 and 2013, Alpha Pro Tech purchased $5,019,000 and $4,140,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2014 and 2013, Alpha Pro Tech purchased $13,486,000 and $9,132,000 of inventories, respectively, from Harmony.

For the three months ended September 30, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $22,000 and $101,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $216,000 and $172,000, respectively.

As of September 30, 2014, the Company’s investment in Harmony was $2,924,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,494,000, less $942,000 in repayments of the advance and payment of $77,000 in dividends.

8.	Accrued Liabilities

As of September 30, 2014 and December 31, 2013, accrued liabilities consisted of the following:

	September 30,	December 31,
	2014	2013

Payroll expenses	$248,000	$178,000
Bonuses payable	473,000	664,000
Uncertain tax position	194,000	194,000
	$915,000	$1,036,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2014 and 2013.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (numerator)	$966,000	$905,000	$2,130,000	$1,395,000

Shares (denominator):
Basic weighted average common shares outstanding	18,107,073	19,008,660	18,429,985	19,326,491
Add: Dilutive effect of common stock options	280,349	996	259,289	-

Diluted weighted average common shares outstanding	18,387,422	19,009,656	18,689,274	19,326,491

Earnings per common share:
Basic	$0.05	$0.05	$0.12	$0.07
Diluted	$0.05	$0.05	$0.11	$0.07

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Building Supply	$8,546,000	$8,238,000	$21,482,000	$20,460,000
Disposable Protective Apparel	3,456,000	3,336,000	10,612,000	9,610,000
Infection Control	1,211,000	1,118,000	3,327,000	3,228,000
Total net sales	$13,213,000	$12,692,000	$35,421,000	$33,298,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Building Supply	$1,749,000	$1,668,000	$3,893,000	$3,668,000
Disposable Protective Apparel	395,000	389,000	1,161,000	950,000
Infection Control	392,000	403,000	1,047,000	1,052,000
Total Consolidated segment income	2,536,000	2,460,000	6,101,000	5,670,000

Gain on marketable securities	-	-	409,000	-
Unallocated corporate overhead expenses	1,110,000	1,147,000	3,387,000	3,615,000
Provision for income taxes	460,000	408,000	993,000	660,000
Consolidated net income	$966,000	$905,000	$2,130,000	$1,395,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Building Supply	$2,668,000	$2,144,000
Disposable Protective Apparel	449,000	483,000
Infection Control	420,000	568,000
Consolidated segment assets	3,537,000	3,195,000

Unallocated corporate assets	8,000	20,000
Total Consolidated assets	$3,545,000	$3,215,000

11.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2014 through the filing date of this Form 10-Q that would require accounting or disclosure and has concluded that there are none.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this report as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

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

Alpha Pro Tech, Ltd.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost (computed on a standard cost basis, which approximates actual cost) or market. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock-Based Compensation: We record compensation expense for the fair value of stock-based payments determined on the date of grant, including employee stock options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.0%	36.1%	36.7%	36.9%
Selling, general and administrative expenses	24.9%	25.1%	28.1%	29.7%
Income from operations	10.6%	9.5%	7.0%	5.6%
Income before provision for income taxes	10.8%	10.3%	8.8%	6.2%
Net income	7.3%	7.1%	6.0%	4.2%

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Sales. Consolidated sales for the three months ended September 30, 2014 increased to $13,213,000, from $12,692,000 for the three months ended September 30, 2013, representing an increase of $521,000, or 4.1%. This increase consisted of increased sales in the Building Supply segment of $308,000, increased sales in the Disposable Protective Apparel segment of $120,000 and increased sales in the Infection Control segment of $93,000.

Building Supply segment sales for the three months ended September 30, 2014 increased by $308,000, or 3.7%, to a record $8,546,000, as compared to $8,238,000 for the same period of 2013. The increase was primarily due to a 7.6% increase in sales of housewrap, a 1.7% increase in sales of synthetic roof underlayment and an increase in other woven material sales. The sales mix of the Building Supply segment for the three months ended September 30, 2014 was 65% for synthetic roof underlayment, 31% for housewrap and 4% for other woven material. This compared to 66% for synthetic roof underlayment, 30% for housewrap and 4% for other woven material for the three months ended September 30, 2013.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2014 increased by $120,000, or 3.6%, to $3,456,000, compared to $3,336,000 for the same period of 2013. The increase was primarily due to an increase in sales of disposable protective apparel to national and regional distributors, partially offset by a decrease in sales to our major international supply chain partner. Management continues to emphasize a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line.

Alpha Pro Tech, Ltd.

Infection Control segment sales for the three months ended September 30, 2014 increased by $93,000, or 8.3%, to $1,211,000, compared to $1,118,000 for the same period of 2013. Shield sales were up by 16.6%, or $57,000, to $403,000, and mask sales were up by 4.6%, or $36,000, to $808,000.

Our Infection Control and Disposable Protective Apparel segments offer personal protective equipment that the Centers for Disease Control and Prevention recommend for healthcare workers in relation to the Ebola virus. We offer a complete line of masks, including a N95 particulate respirator, as well as a line of face shields, gowns, coveralls and other disposable apparel. We have recently donated products to World Vision, a relief effort organization, in response to the Ebola crisis in West Africa in the fight against the spread of Ebola.”

Consolidated sales for the nine months ended September 30, 2014 increased to $35,421,000, from $33,298,000 for the nine months ended September 30, 2013, representing an increase of $2,123,000, or 6.4%. This increase consisted of increased sales in the Building Supply segment of $1,022,000, increased sales in the Disposable Protective Apparel segment of $1,002,000 and increased sales in the Infection Control segment of $99,000.

Building Supply segment sales for the nine months ended September 30, 2014 increased by $1,022,000, or 5.0%, to $21,482,000, compared to $20,460,000 for the same period of 2013. The increase was primarily due to a 7.3% increase in sales of synthetic roof underlayment, a 0.4% increase in sales of housewrap and an increase in other woven material sales. The sales mix of the Building Supply segment for the nine months ended September 30, 2014 was 64% for synthetic roof underlayment, 32% for housewrap and 4% for other woven material. This compared to 62% for synthetic roof underlayment, 34% for housewrap and 4% for other woven material for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, TECHNOply™, our economy version of our synthetic roof underlayment, which was introduced in 2012, has continued to gain traction with approximately three and a half times the sales of the same period in 2013. Sales of another relatively new product, REX™ Wrap Fortis (breathable housewrap), continue to be slower than anticipated but are expected to improve next year. As we continue to be innovative in our Building Supply segment, we expect to see our market share broaden.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2014 increased by $1,002,000, or 10.4%, to $10,612,000, compared to $9,610,000 for the same period of 2013. The increase was primarily due to an increase in sales of disposable protective apparel to national and regional distributors, partially offset by a decrease in sales to our major international supply chain partner.

Infection Control segment sales for the nine months ended September 30, 2014 increased by $99,000, or 3.1%, to $3,327,000, compared to $3,228,000 for the same period of 2013. Shield sales were up by 12.3%, or $117,000, to $1,079,000, and mask sales were down by 0.8%, or $18,000, to $2,248,000.

Gross Profit. Gross profit increased by $307,000, or 6.7%, to $4,886,000 for the three months ended September 30, 2014 from $4,579,000 for the same period of 2013. The gross profit margin was 37.0% for the three months ended September 30, 2014, compared to 36.1% for the same period of 2013.

Gross profit increased by $706,000, or 5.7%, to $13,005,000 for the nine months ended September 30, 2014 from $12,299,000 for the same period of 2013. The gross profit margin was 36.7% for the nine months ended September 30, 2014, compared to 36.9% for the same period of 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $98,000, or 3.1%, to $3,288,000 for the three months ended September 30, 2014 from $3,190,000 for the three months ended September 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 24.9% for the three months ended September 30, 2014 from 25.1% for the same period of 2013.

The change in expenses for the third quarter by segment was as follows: Building Supply was up $63,000, or 5.5%, Disposable Protective Apparel was up $52,000, or 6.5%, and Infection Control was up $12,000, or 10.3%, partially offset by corporate unallocated expenses, which were down $29,000, or 2.6%.

Alpha Pro Tech, Ltd.

Selling, general and administrative expenses increased by $73,000, or 0.7%, to $9,958,000 for the nine months ended September 30, 2014 from $9,885,000 for the nine months ended September 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% for the nine months ended September 30, 2014 from 29.7% for the same period of 2013.

The change in expenses for the nine months ended September 30, 2014 by segment was as follows: Building Supply was up $161,000, or 4.8%, and Disposable Protective Apparel was up $153,000, or 6.1%, partially offset by corporate unallocated expenses, which were down $214,000, or 6.0%, and Infection Control, which was down $27,000, or 6.5%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $157,000 were accrued for the three months ended September 30, 2014, as compared to $146,000 for the same period of 2013. Executive bonuses of $346,000 were accrued for the nine months ended September 30, 2014, as compared to $228,000 for the same period of 2013.

Depreciation and Amortization. Depreciation and amortization expense increased by $20,000, or 11.2%, to $198,000 for the three months ended September 30, 2014 from $178,000 for the same period of 2013. Depreciation and amortization expense increased by $28,000, or 5.2%, to $562,000 for the nine months ended September 30, 2014 from $534,000 for the same period of 2013. The increase was primarily attributable to increased depreciation for the Building Supply segment.

Income from Operations. Income from operations increased by $189,000, or 15.6%, to $1,400,000 for the three months ended September 30, 2014, compared to $1,211,000 for the three months ended September 30, 2013. The increased income from operations was primarily due to an increase in gross profit of $307,000, partially offset by an increase in selling, general and administrative expenses of $98,000 and an increase in depreciation and amortization expense of $20,000.

Income from operations increased by $605,000, or 32.2%, to $2,485,000 for the nine months ended September 30, 2014, compared to $1,880,000 for the same period of 2013. The increased income from operations was due to an increase in gross profit of $706,000, partially offset by an increase in selling, general and administrative expenses of $73,000 and an increase in depreciation and amortization expense of $28,000.

Other Income. Other income decreased to $26,000 for the three months ended September 30, 2014 from $102,000 for the same period of 2013. Other income consists of equity in income of unconsolidated affiliate, gains on investments in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $22,000 and interest income of $4,000 for the three months ended September 30, 2014. Other income consisted of equity in income of unconsolidated affiliate of $101,000 and interest income of $1,000 for the three months ended September 30, 2013.

Other income increased to $638,000 for the nine months ended September 30, 2014 from $175,000 for the same period of 2013. Other income consisted of equity in income of unconsolidated affiliate of $216,000, a gain on investment in common stock of $379,000, a gain on investment in common stock warrants of $30,000 and interest income of $13,000 for the nine months ended September 30, 2014. Other income consisted of equity in income of unconsolidated affiliate of $172,000 and interest income of $3,000 for the nine months ended September 30, 2013.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2014 was $1,426,000, compared to income before provision for income taxes of $1,313,000 for the three months ended September 30, 2013, representing an increase of $113,000, or 8.6%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $189,000, partially offset by a decrease in other income of $76,000.

Income before provision for income taxes for the nine months ended September 30, 2014 was $3,123,000, compared to income before provision for income taxes of $2,055,000 for the nine months ended September 30, 2013, representing an increase of $1,068,000, or 52.0%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $605,000 and an increase in other income of $463,000.

Alpha Pro Tech, Ltd.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2014 was $460,000, compared to $408,000 for the same period of 2013. The estimated effective tax rate was 32.3% for the three months ended September 30, 2014, compared to 31.1% for the same period of 2013.

The provision for income taxes for the nine months ended September 30, 2014 was $993,000, compared to $660,000 for the same period of 2013. The estimated effective tax rate was 31.8% for the nine months ended September 30, 2014, compared to 32.1% for the same period of 2013.

The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three and nine months ended September 30, 2014, the estimated effective tax rate would have been 35.5% if the equity in income of unconsolidated affiliate were included.

Net Income. Net income for the three months ended September 30, 2014 was $966,000, compared to net income of $905,000 for the three months ended September 30, 2013, an increase of $61,000. The net income increase was primarily due to an increase in income before provision for income taxes of $113,000, partially offset by an increase in income taxes of $52,000. Net income as a percentage of net sales for the three months ended September 30, 2014 was 7.3%, and net income as a percentage of net sales for the same period of 2013 was 7.1%. Basic and diluted earnings per common share for each of the three months ended September 30, 2014 and 2013 was $0.05.

Net income for the nine months ended September 30, 2014 was $2,130,000, compared to net income of $1,395,000 for the nine months ended September 30, 2013, an increase of $735,000, or 52.7%. The net income increase was primarily due to an increase in income before provision for income taxes of $1,068,000, partially offset by an increase in income taxes of $333,000. Net income as a percentage of net sales for the nine months ended September 30, 2014 was 6.0%, and net income as a percentage of net sales for the same period of 2013 was 4.2%. Basic earnings per common share for the nine months ended September 30, 2014 and 2013 were $0.12 and $0.07, respectively. Diluted earnings per common share for the nine months ended September 30, 2014 and 2013 were $0.11 and $0.07, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash and cash equivalents of $7,053,000 and working capital of $31,825,000, representing an increase in working capital of 2.9%, or $910,000, from December 31, 2013. As of September 30, 2014, our current ratio (current assets/current liabilities) was 16:1, compared to a 19:1 ratio as of December 31, 2013. Cash and cash equivalents decreased by 14.1%, or $1,162,000, to $7,053,000 as of September 30, 2014, compared to $8,215,000 as of December 31, 2013. The decrease in cash and cash equivalents was due to cash used in investing activities of $586,000 and cash used in financing activities of $1,549,000, partially offset by an increase in cash provided by operating activities of $973,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2014, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2014. As of September 30, 2014, we did not have any borrowings under this credit facility.

Net cash provided by operating activities of $973,000 for the nine months ended September 30, 2014 was due to net income of $2,130,000, adjusted primarily by the following: amortization of stock-based compensation expense of $25,000, depreciation and amortization of $562,000, a gain on sale of marketable securities of $379,000, equity in income of unconsolidated affiliate of $216,000, gain on investment in common stock warrants of $30,000, deferred income tax of $196,000, increase in accounts receivable of $1,077,000, decrease in inventory of $469,000, increase in prepaid expenses of $1,147,000 and an increase in accounts payable and accrued liabilities of $440,000.

Alpha Pro Tech, Ltd.

Accounts receivable increased by $1,077,000, or 21.2%, to $6,148,000 as of September 30, 2014 from $5,071,000 as of December 31, 2013. The increase in accounts receivable was primarily related to increased revenue in the latter part of the third quarter of 2014 as compared to the same period of the fourth quarter of 2013. The number of days that sales remain outstanding as of September 30, 2014, calculated by using an average of accounts receivable outstanding, was 38 days, compared to 47 days as of December 31, 2013.

Inventory decreased by $469,000, or 3.3%, to $13,671,000 as of September 30, 2014 from $14,140,000 as of December 31, 2013. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,206,000, or 23.6%, to $3,900,000 and a decrease in inventory for the Infection Control segment of $318,000, or 9.8%, to $2,930,000, partially offset by an increase in inventory for the Building Supply segment of $1,055,000, or 18.2%, to $6,841,000.

Prepaid expenses increased by $1,147,000, or 38.6%, to $4,115,000 as of September 30, 2014 from $2,968,000 as of December 31, 2013. The increase was primarily due to an increase in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of September 30, 2014 increased by $440,000, or 25.5%, to $2,165,000 from $1,725,000 as of December 31, 2013. The change was primarily due to an increase in trade payables of $561,000, partially offset by a decrease in accrued liabilities of $121,000. The increase in trade payables was primarily due to an increase in obligations to purchase inventory. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $191,000, partially offset by an increase in the payroll accrual of $70,000.

Net cash used in investing activities was $586,000 for the nine months ended September 30, 2014, compared to net cash used in investing activities of $285,000 for the same period of 2013. Our investing activities for the nine months ended September 30, 2014 consisted of the purchase of property and equipment of $892,000 and the purchase of marketable securities of $134,000, partially offset by the sale of marketable securities of $440,000. Our investing activities for the nine months ended September 30, 2013 consisted primarily of the purchase of property and equipment of $284,000.

Net cash used in financing activities was $1,549,000 for the nine months ended September 30, 2014, compared to net cash used in financing activities of $1,909,000 for the same period of 2013. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to the payment of $2,034,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $450,000 from the exercise of stock options and the excess tax benefit from stock options exercised of $35,000 Our net cash used in financing activities for the nine months ended September 30, 2013 was primarily due to the payment of $2,422,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $514,000 from the exercise of stock options.

As of September 30, 2014, we had $1,560,000 available for additional stock purchases under our stock repurchase program. For the nine months ended September 30, 2014, we repurchased 950,100 shares of common stock at a cost of $2,034,000. As of September 30, 2014, we had repurchased a total of 11,475,078 shares of common stock at a cost of $15,960,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2014, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Alpha Pro Tech, Ltd.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
July 1 - 31, 2014	82,900	$2.10	82,900	$1,673,000
August 1 - 31, 2014	52,000	2.14	52,000	1,561,000
September 1 - 30, 2014	-	-	-	1,560,000
	134,900	$2.11	134,900

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2014.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	October 24, 2014	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman
Chief Executive Officer

DATE:	October 24, 2014	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Financial Officer