Form 10-K
period 2014-12-31
ALPHA PRO TECH LTD
filed 2015-03-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was $32,284,000.

As of February 27, 2015, the registrant had outstanding 18,348,554 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on June 02, 2015 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business
	General	3
	Business	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information about Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	7
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	39

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accountant Fees and Services	41

PART IV:

Item 15.	Exhibits and Financial Statement Schedules	41

Signatures		42

Exhibit Index		43

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2014. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

Item 1.      Business.

GENERAL

ALPHA PRO TECH, LTD. (“Alpha Pro Tech,” “Company,” “we,” “our” or “us”) is the parent company of Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. The Company was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983. Our executive offices are located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2014. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2014 and 2013 and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2014.

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

Our principal strategy focuses on developing, producing and marketing differentiated, innovative high value products that protect people, products and environments. Our key sales growth strategies are based on communicating directly with end users and developing innovative products to suit individual end users’ needs.

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as building and re-roofing sites. Our products are distributed principally in the United States of America (“United States” or “U.S.”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives, and our own sales and marketing force.

PRODUCTS

Our principal products are grouped into three business segments:

Building Supply:

●     Housewrap

●     Synthetic roof underlayment

●     Other woven material

Disposable Protective Apparel:

●     Shoecovers

●     Bouffant caps

●     Gowns

●     Coveralls

●     Lab coats

●     Frocks

Infection Control:

●     Face masks

●     Eye shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap and synthetic roof underlayment, as well as other woven material. This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

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

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. We also manufacture and distribute TECHNOply™, an economy version of our synthetic roof underlayment, to capture market share in the lower end of the market.

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

All eye shields are made from an optical-grade polyester film and have a permanent anti-fog feature. This provides the wearer with extremely lightweight, distortion-free protection that can be worn for hours, and the eye shields will not fog up from humidity and/or perspiration. An important feature of all face masks and eye and face shields is that they are disposable, which eliminates the possibility of cross infection between patients and saves users, such as hospitals, the expense of sterilization after every use.

This segment could see increased demand during outbreaks of infectious disease such as the H1N1 in 2009 and the Ebola crisis in 2014.

As described in more detail below under “Manufacturing,” the face masks are primarily manufactured in our facility in Salt Lake City, Utah. The shields are produced in our facility in Nogales, Arizona and assembled by a subcontractor in Mexico.

Financial information related to the three segments can be found in Activity of Business Segments (Note 14) of the Notes to Consolidated Financial Statements.

MARKETS

Our products are sold to the following markets: construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and disposable protective apparel and infection control products are sold to the industrial, cleanroom, medical and dental markets.

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

Payment terms are normally net 30 days from the date of shipment. All pricing and payment for our products are in U.S. dollars. Authorized returns must be unopened, in good condition and in the original carton and may be returned within 90 days of the original date of shipment. All authorized returns are subject to a restocking fee of 20% of the original invoice.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two years. All amounts have been rounded to the nearest thousand.

	Years Ended December 31,
	2014	2013

Net sales by geographic region
United States	$45,714,000	$41,644,000
International	1,935,000	2,162,000

Consolidated net sales	$47,649,000	$43,806,000

The following table summarizes the locations of the Company’s long-lived assets by geographic region for the Company’s last two years.

	As of December 31,
	2014	2013
Long-lived assets by geographic region
United States	$2,944,000	$2,668,000
International	371,000	400,000

Consolidated total long-lived assets	$3,315,000	$3,068,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2014 and 2013, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated total net sales.

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. which manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment, is located in a 165,400 square foot facility located at 301 South Blanchard Street, Valdosta, Georgia. The housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One facility is a 102,000 square foot building for use in the manufacturing of housewrap and synthetic roof underlayment. There is a 71,500 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 12,000 square foot facility for use in the coating of material. We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona. The majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

The various United States patents issued have remaining durations of approximately 1 to 11 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 28, 2015, we had 125 employees, including 17 employees at our principal executive office in Markham, Ontario, Canada; 11 employees at our face mask production facility in Salt Lake City, Utah; 34 employees at our Disposable Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 38 employees at our Building Supply segment facility in Valdosta, Georgia; 18 employees on our sales and marketing team, located in various areas throughout the United States; and 7 employees in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the SEC. These reports are also available on the SEC’s website (http://www.sec.gov). You may read and copy reports that we file with the SEC at its public reference room, located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The past three years of news releases also are made available on the Company’s website. In addition, we provide electronic or paper copies of our filings free of charge upon request.

The Company is not including the information contained on or available through its website as a part of, or incorporating such information into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Making or continuing an investment in common stock issued by the Company involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

We expect that a significant portion of our product sales will be derived from the sale of products for which we subcontract the manufacturing to Asia, but we cannot be certain that we will be able to maintain such subcontracting at current levels. If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected. International manufacturing is subject to a number of risks, including the following:

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

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

From time to time, the Company is subject to certain legal and regulatory proceedings in the ordinary course of business. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, settlement, regulatory development or change in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

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

We invest in a publicly traded entity with a common stock price that is volatile, which could result in substantial losses for the Company.

The market price of the entity’s common stock has been volatile, and we expect that it will continue to be volatile as it is a publicly traded stock. In particular, the entity’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.      Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $6,100 for 4,200 square feet under a lease expiring February 28, 2018. Working out of the principal executive office are the President, Alexander W. Millar, the Chief Executive Officer, Sheldon Hoffman, and the Chief Financial Officer, Lloyd Hoffman.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $36,800 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rent is $23,000 for 60,000 square feet. This lease expires on December 31, 2015.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) (the “NYSE MKT”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE MKT.

	Low	High
2013
First Quarter	$1.42	$1.94
Second Quarter	1.47	1.79
Third Quarter	1.44	1.63
Fourth Quarter	1.48	2.35

2014
First Quarter	$1.99	$2.60
Second Quarter	1.92	2.30
Third Quarter	2.01	3.42
Fourth Quarter	2.42	10.73

2015
First Quarter	$2.48	$2.90
(Through February 27, 2015)

As of March 2, 2015, the Company’s common stock was held by 171 shareholders of record and approximately 4,100 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2014	0	$0.00	0	$1,562,000
November 1 - 30, 2014	0	0.00	0	1,562,000
December 1 - 31, 2014	69,453	2.47	69,453	1,389,000
	69,453	$2.47	69,453

(1)

Pursuant to the Company’s share repurchase program, on May 27, 2014, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company is authorized to repurchase up to a total of $17,520,000 of common stock.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float (the aggregate market value of our common equity held by non-affiliates of the Company) was below the required threshold as of the last business day of our second fiscal quarter of 2014. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our critical accounting policies include the following:

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Stock-Based Compensation: The Company accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”). ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

Our products are grouped into three business segments: the Building Supply segment, consisting of construction weatherization products such as housewrap and synthetic roof underlayment as well as other woven material; the Disposable Protective Apparel segment, consisting of disposable protective apparel such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and the Infection Control segment, consisting of face masks and eye shields. All financial information presented herein reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2014	2013
Net sales	100.0%	100.0%
Gross profit	36.6%	37.1%
Selling, general and administrative expenses	28.4%	29.9%
Income from operations	6.8%	5.5%
Income before provision for income taxes	8.3%	6.8%
Net income	5.8%	4.7%

Fiscal 2014 Compared to Fiscal 2013

Sales. Consolidated net sales for the year ended December 31, 2014 increased to $47,649,000, from $43,806,000 for the year ended December 31, 2013, representing an increase of $3,843,000, or 8.8%. This increase consisted of increased sales in the Building Supply segment of $1,176,000, increased sales in the Disposable Protective Apparel segment of $1,479,000 and increased sales in the Infection Control segment of $1,188,000.

Building Supply segment sales for the year ended December 31, 2014 increased by $1,176,000, or 4.5%, to $27,549,000, as compared to $26,373,000 for 2013. The increase was primarily due to an 8.6% increase in sales of synthetic roof underlayment (REX™ SynFelt and TECHNOply™) partially offset by a 1.5% decrease in sales of REX™ Wrap housewrap. The sales mix of the Building Supply segment for the year ended December 31, 2014 was 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material. This compared to 61% for synthetic roof underlayment, 35% for housewrap and 4% for other woven material for the year ended December 31, 2013.

For the year ended December 31, 2014, TECHNOply™, our economy version of our synthetic roof underlayment, which was introduced in 2012, has continued to gain traction with greater than three and a half times the sales of the same period in 2013. Sales of another relatively new product, REX™ Wrap Fortis (breathable housewrap), continue to be slower than anticipated but are expected to improve in 2015. As we continue to be innovative in our Building Supply segment, we expect to see our market share broaden.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2014 increased by $1,479,000, or 11.2%, to $14,670,000, compared to $13,191,000 for 2013. The increase was primarily due to a significant increase in sales of disposable protective apparel to regional and national distributors, partially offset by a decrease to our major international supply chain partner. Sales to our major international supply chain partner were flat in 2014 if you take into account an end user that closed its doors in late 2013. Management is emphasizing a more diversified and broader distribution strategy for our Critical Cover® protective apparel product line and we believe that we will continue to grow our market share.

Infection Control segment sales for the year ended December 31, 2014 increased by $1,188,000, or 28.0%, to $5,430,000, compared to $4,242,000 for 2013. Mask sales were up by 8.6%, or $254,000, to $3,241,000 and shield sales were up by 73.4%, or $934,000, to $2,189,000, all compared to the year ended December 31, 2013. The overall increase in this segment was primarily due to increased sales in the fourth quarter of 2014 as a result of the Ebola outbreak.

Gross Profit. Gross profit increased by $1,220,000, or 7.5%, to $17,452,000 for the year ended December 31, 2014 from $16,232,000 for 2013. The gross profit margin was 36.6% for the year ended December 31, 2014, compared to 37.1% for 2013. The gross profit margin for the year ended December 31, 2014 was impacted by some pricing pressures in the marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $398,000, or 3.0%, to $13,513,000 for the year ended December 31, 2014 from $13,115,000 for the year ended December 31, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 28.4% for the year ended December 31, 2014 from 29.9% for 2013.

The change in expense by segment was as follows: Building Supply was up $152,000, or 3.4%, Disposable Protective Apparel was up $243,000, or 7.2%, and corporate unallocated expenses were up $19,000 or 0.4%, partially offset by Infection Control which was down $16,000, or 2.8%. The increase in Building Supply and Disposable Protective Apparel expenses was primarily due to increased sales and marketing expenses.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $438,000 were accrued during the year ended December 31, 2014, as compared to $329,000 for 2013.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1,000, or 0.1%, to $721,000 for the year ended December 31, 2014 from $722,000 for 2013.

Income from Operations. Income from operations increased by $823,000, or 34.4%, to $3,218,000 for the year ended December 31, 2014, compared to income from operations of $2,395,000 for the year ended December 31, 2013. The increase was due to an increase in gross profit of $1,220,000 and a decrease in depreciation and amortization expense of $1,000, partially offset by an increase in selling, general and administrative expenses of $398,000.

Other Income. Other income increased to $725,000 for the year ended December 31, 2014 from $569,000 for 2013. Other income consists of equity in income of unconsolidated affiliate, gain on investment in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $300,000, a gain on investment in common stock of $379,000, a gain on investment in common stock warrants of $30,000 and interest income of $16,000 for the year ended December 31, 2014. Other income consisted of equity in income of unconsolidated affiliate of $210,000, a gain on investment in common stock warrants of $350,000 and interest income of $9,000 for the year ended December 31, 2013.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2014 was $3,943,000, compared to income before provision for income taxes of $2,964,000 for the year ended December 31, 2013, representing an increase of $979,000, or 33.0%. The increase in income before provision for income taxes was due primarily to an increase in income from operations of $823,000 and an increase in other income of $156,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2014 was $1,201,000, compared to the provision for income taxes of $885,000 for 2013. The estimated effective tax rate was 30.5% for the year ended December 31, 2014, compared to 29.9% for 2013. Management expects the effective tax rate to be in the low to mid-30% range going forward.

Net Income. Net income for the year ended December 31, 2014 was $2,742,000, compared to net income of $2,079,000 for the year ended December 31, 2013, an increase of $663,000, or 31.9%. The net income increase was primarily due to an increase in income before provision for income taxes of $979,000 partially offset by an increase in income taxes of $316,000. Net income as a percentage of sales for the year ended December 31, 2014 was 5.8%, and net income as a percentage of sales for 2013 was 4.7%. Basic and diluted earnings per common share for each of the years ended December 31, 2014 and 2013 were $0.15 and $0.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had cash of $5,495,000 and working capital of $33,209,000, representing an increase in working capital of 7.4%, or $2,294,000, from December 31, 2013. As of December 31, 2014 our current ratio was 15:1, compared to a 19:1 ratio as of December 31, 2013. Cash decreased by 33.1%, or $2,720,000, to $5,495,000 as of December 31, 2014, compared to $8,215,000 as of December 31, 2013. The decrease in cash was due to cash used in operating activities of $879,000, cash used in investing activities of $641,000 and cash used in financing activities of $1,200,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2014, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2014. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of December 31, 2014, we did not have any borrowings under this credit facility.

Net cash used in operating activities was $879,000 for the year ended December 31, 2014, compared to net cash provided by operating activities of $6,093,000 for the year ended December 31, 2013. The net cash used in operating activities for the year ended December 31, 2014 was due to net income of $2,742,000, adjusted by the following: amortization of share-based compensation expense of $33,000, depreciation and amortization of $721,000, equity in income of unconsolidated affiliate of $300,000, a gain on sales of marketable securities of $379,000, a gain on investment in common stock warrants of $30,000, an increase in deferred income taxes of $267,000, an increase in accounts receivable of $595,000, an increase in inventories of $2,404,000, an increase in prepaid expenses of $1,504,000 and an increase in accounts payable and accrued liabilities of $570,000.

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

Accounts receivable increased by $595,000, or 11.7%, to $5,666,000 as of December 31, 2014 from $5,071,000 as of December 31, 2013. The increase in accounts receivable was primarily related to increased sales in the latter part of the fourth quarter of 2014 as compared to 2013. The number of days sales outstanding as of December 31, 2014, calculated by using an average of accounts receivable outstanding for the year end dates, was 40 days, compared to 47 days as of December 31, 2013.

Inventories increased by $2,404,000, or 17.0%, to $16,544,000 as of December 31, 2014 from $14,140,000 as of December 31, 2013. The increase was primarily due to an increase in inventories for the Building Supply segment of $2,893,000, or 50.0%, to $8,679,000 and an increase in inventories for the Infection Control segment of $58,000, or 1.8%, to $3,306,000, partially offset by a decrease in inventories for the Disposable Protective Apparel segment of $547,000, or 10.7%, to $4,559,000.

Prepaid expenses increased by $1,504,000, or 50.7%, to $4,472,000 as of December 31, 2014 from $2,968,000 as of December 31, 2013. The increase was primarily due an increase in prepayments to suppliers in Asia for the purchase of inventories and an increase in prepaid taxes.

Accounts payable and accrued liabilities as of December 31, 2014 increased by $569,000, or 33.0%, to $2,294,000 from $1,725,000 as of December 31, 2013. The change was primarily due to an increase in accounts payable of $410,000 and an increase in accrued liabilities of $159,000. The increase in accrued liabilities was primarily due to an increase in sales commissions and accrued bonuses.

Net cash used in investing activities was $641,000 for the year ended December 31, 2014, compared to net cash used in investing activities of $350,000 for 2013. Investing activities for the year ended December 31, 2014 consisted primarily of the purchase of property and equipment of $947,000 and the purchase of marketable securities of $134,000, partially offset by the sales of marketable securities of $440,000. Our investing activities for the year ended December 31, 2013 consisted primarily of the purchase of property and equipment of $349,000 and the purchase of intangible assets of $1,000.

Net cash used in financing activities was $1,200,000 for the year ended December 31, 2014, compared to net cash used in financing activities of $2,082,000 for 2013. Our net cash used in financing activities for the year ended December 31, 2014 was due to the payment of $2,206,000 for the repurchase of common stock, partially offset by the proceeds of $775,000 from the exercise of stock options and the excess tax benefit from stock options exercised of $231,000. Our net cash used in financing activities for the year ended December 31, 2013 was due to the payment of $3,134,000 for the repurchase of common stock, partially offset by the proceeds of $1,052,000 from the exercise of stock options.

As of December 31, 2014, we had $1,389,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2014, we repurchased 1,019,553 shares of common stock at a cost of $2,206,000. As of December 31, 2014, we had repurchased a total of 11,544,531 shares of common stock at a cost of $16,132,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2017. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in China and, to a lesser extent in Mexico, and have a joint venture in India. In addition, our principal executive office, with 17 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

We do not expect any significant effect on our consolidated results of operations from inflation, interest or currency rate fluctuations. We do not hedge interest rates or foreign exchange risks.

Alpha Pro Tech, Ltd.

Item 8.      Financial Statements and Supplementary Data.

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Alpha Pro Tech, Ltd.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions;

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1994 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.:

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.    These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 6, 2015

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash	$5,495,000	$8,215,000
Investments	2,840,000	1,606,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $85,000 as of December 31, 2014 and 2013, respectively	5,333,000	4,815,000
Accounts receivable, related party	333,000	256,000
Inventories	16,544,000	14,140,000
Prepaid expenses	4,472,000	2,968,000
Deferred income tax assets	486,000	640,000
Total current assets	35,503,000	32,640,000

Property and equipment, net	3,315,000	3,068,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	71,000	92,000
Equity investments in and advances to unconsolidated affiliate	3,008,000	2,708,000
Total assets	$41,952,000	$38,563,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,099,000	$689,000
Accrued liabilities	1,195,000	1,036,000
Total current liabilities	2,294,000	1,725,000

Deferred income tax liabilities	1,752,000	1,257,000
Total liabilities	4,046,000	2,982,000

Commitments (Notes 9 and 12)
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,348,556 and 18,878,109 shares outstanding as of December 31, 2014 and 2013, respectively	183,000	189,000
Additional paid-in capital	17,833,000	18,994,000
Accumulated other comprehensive income	1,375,000	625,000
Retained earnings	18,515,000	15,773,000
Total shareholders' equity	37,906,000	35,581,000
Total liabilities and shareholders' equity	$41,952,000	$38,563,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013

Net sales	$47,649,000	$43,806,000

Cost of goods sold, excluding depreciation and amortization	30,197,000	27,574,000
Gross profit	17,452,000	16,232,000

Operating expenses:
Selling, general and administrative	13,513,000	13,115,000
Depreciation and amortization	721,000	722,000
Total operating expenses	14,234,000	13,837,000

Income from operations	3,218,000	2,395,000

Other income:
Equity in income of unconsolidated affiliate	300,000	210,000
Gain on sale of marketable securities and investment in common stock warrants	409,000	350,000
Interest, net	16,000	9,000
Total other income	725,000	569,000

Income before provision for income taxes	3,943,000	2,964,000

Provision for income taxes	1,201,000	885,000

Net income	$2,742,000	$2,079,000

Basic earnings per common share	$0.15	$0.11

Diluted earnings per common share	$0.15	$0.11

Basic weighted average common shares outstanding	18,414,775	19,203,406

Diluted weighted average common shares outstanding	18,724,185	19,227,867

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013

Net income	$2,742,000	$2,079,000
Other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	995,000	601,000
Reclassification adjustment for gains included in net income	(245,000)	-
Total other comprehensive income	750,000	601,000
Comprehensive income	$3,492,000	$2,680,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2012	20,044,457	$200,000	$20,915,000	$13,694,000	$24,000	$34,833,000
Options exercised	765,002	8,000	1,044,000	-	-	1,052,000
Common stock repurchased and retired	(1,931,350)	(19,000)	(3,115,000)	-	-	(3,134,000)
Share-based compensation expense	-	-	150,000	-	-	150,000
Net income	-	-	-	2,079,000	-	2,079,000
Other comprehensive income	-	-	-	-	601,000	601,000
Balance as of December 31, 2013	18,878,109	189,000	18,994,000	15,773,000	625,000	35,581,000
Options exercised	490,000	5,000	770,000	-	-	775,000
Common stock repurchased and retired	(1,019,553)	(11,000)	(2,195,000)	-	-	(2,206,000)
Excess tax benefit from stock options exercised	-	-	231,000	-	-	231,000
Share-based compensation expense	-	-	33,000	-	-	33,000
Net income	-	-	-	2,742,000	-	2,742,000
Other comprehensive income	-	-	-	-	750,000	750,000
Balance as of December 31, 2014	18,348,556	$183,000	$17,833,000	$18,515,000	$1,375,000	$37,906,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$2,742,000	$2,079,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	33,000	150,000
Depreciation and amortization	721,000	722,000
Equity in income of unconsolidated affiliate	(300,000)	(210,000)
Gain on investment in common stock warrants	(30,000)	(350,000)
Gain on sale of marketable securities	(379,000)	-
Deferred income taxes	267,000	(3,000)
Changes in assets and liabilities:
Accounts receivable, net	(518,000)	660,000
Accounts receivable, related party	(77,000)	619,000
Inventories	(2,404,000)	3,024,000
Prepaid expenses	(1,504,000)	(669,000)
Accounts payable and accrued liabilities	570,000	71,000

Net cash (used in) provided by operating activities	(879,000)	6,093,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(947,000)	(349,000)
Purchase of intangible assets	-	(1,000)
Purchase of investments	(134,000)	-
Proceeds from sale of investments	440,000	-

Net cash used in investing activities	(641,000)	(350,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	775,000	1,052,000
Repurchase of common stock	(2,206,000)	(3,134,000)
Excess tax benefit on stock options exercised	231,000	-

Net cash used in financing activities	(1,200,000)	(2,082,000)

Increase (decrease) in cash	(2,720,000)	3,661,000

Cash, beginning of the year	8,215,000	4,554,000

Cash, end of the year	$5,495,000	$8,215,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$968,000	$798,000

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

Events that occurred after December 31, 2014 through the date that these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2014. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

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

The Company had an investment in non-trading warrants to purchase common stock in a publicly traded entity. These warrants were derivatives that were carried at fair value in the accompanying balance sheets. Gains or losses from changes in the fair value of the warrants are recognized in the accompanying statements of income in the period in which they occurred.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market. Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated market values based upon assumptions about future sales and supplies on-hand.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and definite-lived intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Goodwill is not amortized, but rather is tested annually for impairment. Intangible assets with finite lives are amortized over their useful lives (see Note 6). The Company’s patents and trademarks are recorded at cost and are amortized using the straight-line method over their estimated useful lives of 5-17 years.

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined based on relevant market information and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, marketable securities and non-trading common stock warrants.

The Company’s marketable securities are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2014 and 2013.

Revenue Recognition

Sales are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2014 and 2013, there were zero and 120,000 stock options granted, respectively, under the Company’s option plan. The Company recognized $33,000 and $150,000 in share-based compensation expense for the years ended December 31, 2014 and 2013, respectively, related to issued options.

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

The Company and its subsidiaries file income tax returns in the US federal jurisdiction, and in various states and foreign jurisdictions.  The Company is no longer subject to US federal, state or local income tax examination by tax authorities for years before 2011.  The Company is not currently under examination in any of the jurisdictions in which it operates.

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computations of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to common stock equivalents, and “diluted” EPS, which includes all common stock equivalents which are dilutive for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013

Net income (numerator)	$2,742,000	$2,079,000

Shares (denominator):
Basic weighted average common shares outstanding	18,414,775	19,203,406
Add: Dilutive effect of common stock options	309,410	24,461

Diluted weighted average common shares outstanding	18,724,185	19,227,867

Earnings per common share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Translation of Foreign Currencies

Transactions in foreign currencies are translated into US dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2014 and 2013.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2014 and 2013.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $38,000 and $49,000 for the years ended December 31, 2014 and 2013, respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in accordance with US GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. On a quarterly basis, the Company measures at fair value certain financial assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company's financial assets as of December 31, 2014 and 2013 were determined using the following levels of inputs:

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities - 2014	$2,840,000	$2,840,000	$-	$-
Marketable securities - 2013	1,256,000	1,256,000	-	-
Investment in common stock warrants - 2013	350,000	-	350,000	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices. The fair value of the instrument in non-trading common stock warrants was calculated using the Black-Scholes pricing model. The significant assumptions as of December 31, 2013 were as follows: risk-free rate of 0.13%, term 0.75 years, volatility of 48% and a dividend yield of 0.0%. The significant assumptions prior to the exercise of these warrants in March 2014 were as follows: risk-free rate of 0.13%, term .58 years, volatility of 50% and a dividend yield of 0.0%.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2017. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

3.      Investments

As of December 31, 2014, investments totaled $2,840,000 which consisted of marketable securities. As of December 31, 2013, investments totaled $1,606,000 which consisted of marketable securities of $1,256,000 and common stock warrants of $350,000.

The following provides information regarding the Company’s marketable securities as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Cost basis	$327,000	$255,000
Gains previously recognized on warrants	380,000	-
Gains included in accumulated other comprehensive income	2,133,000	1,001,000
Fair value	$2,840,000	$1,256,000

Marketable securities were sold during the year ended December 31, 2014, which resulted in $440,000 of proceeds and realized gains included in earnings of $379,000, $245,000 net of tax compared to no marketable securities being sold for the year ended December 31, 2013. The change in unrealized gains of $995,000 and $601,000 in the statements of comprehensive income are presented net of tax. Taxes on the unrealized gains were $536,000 and $361,000, respectively, in 2014 and 2013.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company held warrants to purchase common stock in an entity that were exercisable up to 167,500 shares of the entity. During 2014, all warrants were exercised. The following provides information regarding the Company’s investment in common stock warrants during the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Beginning balance	$350,000	$-
Fair value change in common stock warrants	30,000	350,000
Fair value of warrants exercised	(380,000)	-
Ending balance	$-	$350,000

4.      Inventories

Inventories consisted of the following:

	December 31,
	2014	2013

Raw materials	$6,436,000	$5,876,000
Work in process	4,834,000	2,178,000
Finished goods	5,274,000	6,086,000
	$16,544,000	$14,140,000

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2014	2013

Buildings	$355,000	$355,000
Machinery and equipment	10,622,000	9,706,000
Office furniture and equipment	1,027,000	1,005,000
Leasehold improvements	463,000	454,000

	12,467,000	11,520,000
Less accumulated depreciation and amortization	(9,152,000)	(8,452,000)

	$3,315,000	$3,068,000

Depreciation and amortization expense for property and equipment was $701,000 and $700,000 for the years ended December 31, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2014				December 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	5.0	$474,000	$(403,000)	$71,000	6.0	$474,000	$(382,000)	$92,000

Amortization expense for intangible assets was $20,000 and $22,000 for the years ended December 31, 2014 and 2013, respectively.

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,
2015	$20,000
2016	18,000
2017	11,000
2018	6,000
2019	4,000
Thereafter	12,000
$71,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 12,000 square foot rented facility that coats material. All additions have been financed by Harmony with no guarantees from the Company and its subsidiaries.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company records its investment in Harmony as “equity investments in and advances to unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment existed as of December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, the Company purchased $19,040,000 and $12,772,000 of inventories, respectively, from Harmony. For the years ended December 31, 2014 and 2013, the Company recorded equity in income of unconsolidated affiliate of $300,000 and $210,000, respectively.

As of December 31, 2014, the Company’s investment in Harmony is $3,008,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,577,000, less $942,000 in repayments of the advance and payments of $77,000 in dividends.

8.     Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2014	2013

Payroll expenses	$192,000	$178,000
Bonuses payable	809,000	664,000
Uncertain tax position liability (Note 11)	194,000	194,000
	$1,195,000	$1,036,000

9.     Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2016. Pursuant to the terms of the credit facility, the Company has borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The Company had no borrowings on the line of credit as of December 31, 2014. The credit facility bears interest at prime plus 0.5% (prime rate was 3.25% as of December 31, 2014 and 2013) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.6% unused loan fee, on a quarterly basis.

As of December 31, 2014, the Company had no outstanding borrowings on its line of credit and no other debt.

10.   Shareholders' Equity

Repurchase Program

During the year ended December 31, 2014, the Company repurchased and retired 1,019,553 shares of its common stock for $2,206,000. During the year ended December 31, 2013, the Company repurchased and retired 1,931,350 shares of its common stock for $3,134,000. As of December 31, 2014, the Company had $1,389,000 available to repurchase common shares under the repurchase program.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Under the 2004 Plan, approximately 3,230,000 options had been granted as of December 31, 2014. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the years ended December 31, 2014 and 2013:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2012	1,790,002	$1.49
Granted to employees and non-employee directors	120,000	1.51
Exercised	(765,002)	1.38
Canceled/expired/forfeited	(75,000)	1.48
Options outstanding, December 31, 2013	1,070,000	1.58
Granted to employees and non-employee directors	-	-
Exercised	(490,000)	1.58
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2014	580,000	1.58
Options exercisable, December 31, 2014	480,000	1.60

Stock options to purchase 580,000 and 1,070,000 shares of common stock were outstanding as of December 31, 2014 and 2013, respectively.  All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2014. All except 30,000 of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2013.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options (1)
	For the Years Ended December 31,
	2014	2013
Exercise price	-	$1.51
Risk-free interest rate	-	1.39%
Expected volatility	-	46.80%
Expected life in years	-	4.25
Dividend rate	-	-
Black-Scholes fair value	-	$0.59

(1)	The fair value calculation was based on the stock options granted during the year.

The Company used the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the contractual life of the award is based on the US Treasury rates in effect at the time of grant. The expected volatility is based on historical volatility. The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2014:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value
$1.15	-	$1.98	580,000	$1.58	1.21	$573,000	480,000	$1.60	0.7	$467,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014 and 2013 was $1,057,000 and $297,000, respectively.

As of December 31, 2014, $70,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average remaining period of 1.75 years. Cash received from 490,000 options exercised for the year ended December 31, 2014 was $775,000.

11.	Income Taxes

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2014	2013

Current	$934,000	$888,000
Deferred	267,000	(3,000)

	$1,201,000	$885,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2014	2013

Current deferred income taxes:
Foreign tax credits	$16,000	$51,000
Temporary differences:
Inventory reserve	158,000	204,000
Accrued expenses and inventory	312,000	385,000
Current deferred income tax assets, net	$486,000	$640,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	$(755,000)	$(696,000)
Intangible assets	(3,000)	(3,000)
Marketable securities	(758,000)	(374,000)
Basis difference in investments	(129,000)	(119,000)
Foreign exchange	(35,000)	(21,000)
State income taxes	(72,000)	(44,000)

Non-current deferred tax liabilities	(1,752,000)	(1,257,000)

Net deferred income tax liability	$(1,266,000)	$(617,000)

The provision for income taxes differs from the amount that would be obtained by applying the US statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2014	2013
Income taxes based on US statutory rate of 34%	$1,340,000	$1,008,000
Non-deductible meals and entertainment	5,000	5,000
Domestic manufacturer's deduction	(41,000)	(53,000)
Foreign taxes	(102,000)	(71,000)
State taxes	88,000	70,000
Other	(89,000)	(74,000)

	$1,201,000	$885,000

In 2012, the Company modified its tax reporting for Harmony, which lowered the Company’s effective tax rate for the year ended December 31, 2013. The Company recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012. The uncertain tax position liability was reduced during 2013 after it was determined that certain tax returns could not be amended.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Unrecognized tax benefits during the years ended December 31, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2014	2013
Balance as of January 1	$194,000	$342,000
Gross increase from tax positions taken during the year	-	-
Gross increase from tax positions taken during prior periods	-	-
Reductions to unrecognized tax benefits	-	(148,000)
Balance as of December 31	$194,000	$194,000

12.	Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.

The following summarizes future minimum lease payments required under non-cancelable operating lease agreements:

Future Minimum
Years Ending December 31,	Lease Payments

2015	$1,009,000
2016	639,000
2017	505,000
2018	444,000
2019	450,000
Thereafter	1,838,000
$4,885,000

Total rent expense under operating leases for the years ended December 31, 2014 and 2013 was $1,018,000 and $1,001,000, respectively.

13.	Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan. Under the plan, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes an additional 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $38,000 and $37,000 for the years ended December 31, 2014 and 2013, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. The Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $438,000 and $329,000 were accrued as of December 31, 2014 and 2013, respectively.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2014	2013

Building Supply	$27,549,000	$26,373,000
Disposable Protective Apparel	14,670,000	13,191,000
Infection Control	5,430,000	4,242,000

Consolidated net sales	$47,649,000	$43,806,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2014	2013

Building Supply	$4,750,000	$4,709,000
Disposable Protective Apparel	1,601,000	1,534,000
Infection Control	1,953,000	1,144,000
Total segment income	8,304,000	7,387,000

Gain on sale of marketable securities and investment in common stock warrants	409,000	350,000
Unallocated corporate overhead expenses	4,770,000	4,773,000
Provision for income taxes	1,201,000	885,000
Consolidated net income	$2,742,000	$2,079,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2014	2013

Net sales by geographic region
United States	$45,714,000	$41,644,000
International	1,935,000	2,162,000

Consolidated net sales	$47,649,000	$43,806,000

	As of December 31,
	2014	2013
Long-lived assets by geographic region
United States	$2,944,000	$2,668,000
International	371,000	400,000

Consolidated total long-lived assets	$3,315,000	$3,068,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2014 and 2013, the Company did not generate sales from any country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2014	2013

Disposable Protective Apparel	$450,000	$483,000
Building Supply	2,613,000	2,144,000
Infection Control	368,000	568,000
Total segment assets	3,431,000	3,195,000

Unallocated corporate assets	10,000	20,000
Total consolidated assets	$3,441,000	$3,215,000

15.    Concentration of Risk

          The Company maintains its cash in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities and common stock warrants are in one publicly traded entity. The Company has recognized gain on investment in common stock warrants and unrealized gain in comprehensive income. The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the US. Customers accounting for 10% or more of accounts receivable as of December 31, 2014 and 2013, and 10% or more of net sales for the years ended December 31, 2014 and 2013, were as follows:

Accounts receivable:	2014	2013
Customer A	*	11%
Customer B	17%	21%
Customer C	17%	*

Net Sales:
Customer A	*	14%
Customer B	15%	18%
Customer C	*	*

* Customer’s balances were below the 10% threshold for accounts receivable or net sales for 2014 or 2013, as applicable.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

16.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2014 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2015.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2014 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	580,000 (1)	$1.58	2,932,000 (2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2015.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2014 and 2013;

Consolidated Statements of Income – Years Ended December 31, 2014 and 2013;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2014 and 2013;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2014 and 2013;

Consolidated Statements of Cash Flows – Years Ended December 31, 2014 and 2013;

Notes to Consolidated Financial Statements.

(a)(2)          Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 43 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2015

ALPHA PRO TECH, LTD.

DATE:	March 6, 2015	BY:	/s/ Sheldon Hoffman
Sheldon Hoffman
Chief Executive Officer and Director

DATE:	March 6, 2015	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2015.

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

10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*

10.2	Non-Qualified Stock Option Agreement of David Anderson, incorporated by reference to Exhibit 4.2 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.3	Non-Qualified Stock Option Agreement of Robert Isaly, incorporated by reference to Exhibit 4.3 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.4	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.5	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.6	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.7	Incentive Stock Option Agreement of Sheldon Hoffman, incorporated by reference to Exhibit 4.7 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.8	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*

10.9	Employment Agreement between the Company and Al Millar, dated June, 1989, incorporated by reference to Form 10 Registration Statement, filed on February 25, 1992 (File No. 000-19893).*

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).

21	Subsidiaries of Alpha Pro Tech, Ltd.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data File

* Indicates a management contract or compensatory plan or arrangement.