Form 10-Q
period 2015-03-31
ALPHA PRO TECH LTD
filed 2015-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer___ Accelerated filer ___ Non-accelerated filer      Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2015
Common Stock, $0.01 par value	18,219,454 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014 (1)
Assets
Current assets:
Cash	$1,105,000	$5,495,000
Investments	2,307,000	2,840,000
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $60,000 as of March 31, 2015 and December 31, 2014, respectively	7,792,000	5,333,000
Accounts receivable, related party	417,000	333,000
Inventories	19,117,000	16,544,000
Prepaid expenses	4,528,000	4,472,000
Deferred income tax assets	486,000	486,000
Total current assets	35,752,000	35,503,000

Property and equipment, net	3,208,000	3,315,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	65,000	71,000
Equity investments in unconsolidated affiliate	3,106,000	3,008,000
Total assets	$42,186,000	$41,952,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,679,000	$1,099,000
Accrued liabilities	540,000	1,195,000
Total current liabilities	3,219,000	2,294,000

Deferred income tax liabilities	1,546,000	1,752,000
Total liabilities	4,765,000	4,046,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,219,456 and 18,348,556 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	182,000	183,000
Additional paid-in capital	17,529,000	17,833,000
Accumulated other comprehensive income	1,047,000	1,375,000
Retained earnings	18,663,000	18,515,000
Total shareholders' equity	37,421,000	37,906,000
Total liabilities and shareholders' equity	$42,186,000	$41,952,000

(1)	The condensed consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net sales	$10,654,000	$9,956,000

Cost of goods sold, excluding depreciation and amortization	6,829,000	6,346,000
Gross profit	3,825,000	3,610,000

Operating expenses:
Selling, general and administrative	3,577,000	3,371,000
Depreciation and amortization	171,000	188,000
Total operating expenses	3,748,000	3,559,000

Income from operations	77,000	51,000

Other income:
Equity in income of unconsolidated affiliate	98,000	110,000
Gain on sale of marketable securities and investment in common stock warrants	-	191,000
Interest, net	1,000	3,000
Total other income	99,000	304,000

Income before provision for income taxes	176,000	355,000

Provision for income taxes	28,000	86,000

Net income	$148,000	$269,000

Basic earnings per common share	$0.01	$0.01

Diluted earnings per common share	$0.01	$0.01

Basic weighted average common shares outstanding	18,299,933	18,859,834

Diluted weighted average common shares outstanding	18,499,572	19,163,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net income	$148,000	$269,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax of ($205,000) and $155,000	(328,000)	442,000
Reclassification adjustment for gains included in net income, net of tax of $57,000	-	(104,000)
Total other comprehensive income (loss)	(328,000)	338,000
Comprehensive income (loss)	$(180,000)	$607,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2015

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2014	18,348,556	$183,000	$17,833,000	$18,515,000	$1,375,000	$37,906,000
Common stock repurchased and retired	(129,100)	(1,000)	(310,000)	-	-	(311,000)
Stock-based compensation expense	-	-	6,000	-	-	6,000
Net income	-	-	-	148,000	-	148,000
Other comprehensive loss	-	-	-	-	(328,000)	(328,000)
Balance as of March 31, 2015	18,219,456	$182,000	$17,529,000	$18,663,000	$1,047,000	$37,421,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$148,000	$269,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	6,000	8,000
Depreciation and amortization	171,000	188,000
Equity in income of unconsolidated affiliate	(98,000)	(110,000)
Gain on investment in common stock warrants	-	(30,000)
Changes in assets and liabilities:
Accounts receivable, net	(2,459,000)	(2,064,000)
Accounts receivable, related party	(84,000)	-
Inventories	(2,573,000)	(342,000)
Prepaid expenses	(56,000)	(291,000)
Accounts payable and accrued liabilities	924,000	(295,000)

Net cash used in operating activities	(4,021,000)	(2,667,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(58,000)	(21,000)
Purchase of investments	-	(134,000)

Net cash used in investing activities	(58,000)	(155,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(311,000)	(577,000)
Proceeds from exercise of stock options	-	48,000

Net cash used in financing activities	(311,000)	(529,000)

Decrease in cash	(4,390,000)	(3,351,000)

Cash, beginning of the period	5,495,000	8,215,000

Cash, end of the period	$1,105,000	$4,864,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K (the “2014 Form 10-K”), which was filed on March 6, 2015. The results of operations for the three months ended March 31, 2015 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2014 was prepared using information from the audited consolidated balance sheet contained in the 2014 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the three months ended March 31, 2015 and 2014, there were no stock options granted under the Company’s option plan. The Company recognized $6,000 and $8,000 in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, related to the vesting of previously issued options.

Stock options to purchase 580,000 shares of common stock were outstanding as of March 31, 2015 and December 31, 2014.

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

The following table summarizes stock option activity for the three months ended March 31, 2015:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2014	580,000	$1.58
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2015	580,000	1.58
Options exercisable, March 31, 2015	500,000	1.59

As of March 31, 2015, $35,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.5 years.

4.	Investments

As of March 31, 2015 and December 31, 2014, investments totaled $2,307,000 and $2,840,000 respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Cost basis	$327,000	$327,000
Gains previously recognized on warrants	380,000	380,000
Gains included in accumulated other comprehensive income	1,600,000	2,133,000
Fair value	$2,307,000	$2,840,000

No marketable securities were sold during the quarter ended March 31, 2015. Marketable securities were sold during the year ended December 31, 2014, which resulted in $440,000 of proceeds and realized gains included in earnings of $379,000, $245,000 net of tax. The change in unrealized loss of $328,000 and unrealized gains of $442,000 in the statements of comprehensive income (loss) are presented net of tax. The tax benefit on the unrealized loss was $205,000 and the tax expense on unrealized gains was $155,000 for the quarters ended March 31, 2015 and 2014, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company held warrants to purchase common stock in an entity that were exercisable for up to 167,500 shares of the entity. During 2014, all warrants were exercised. The following provides information regarding the Company’s investment in common stock warrants for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Beginning balance	$-	$350,000
Fair value change in common stock warrants	-	30,000
Fair value of warrants exercised	-	(380,000)
Ending balance	$-	$-

5.	New Accounting Standard

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

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31,	December 31,
	2015	2014

Raw materials	$7,424,000	$6,436,000
Work in process	5,299,000	4,834,000
Finished goods	6,394,000	5,274,000
	$19,117,000	$16,544,000

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing housewrap and synthetic roof underlayment; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 12,000 square foot rented facility for coating material. All additions have been financed by Harmony with no guarantees from the Company or its subsidiaries.

The Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, the Company determines whether or not it is the primary beneficiary of the VIE, and, if so, the Company will consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2015.

For the three months ended March 31, 2015 and 2014, the Company purchased $3,058,000 and $4,258,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2015 and 2014, the Company recorded equity in income of unconsolidated affiliate of $98,000 and $110,000, respectively.

As of March 31, 2015, the Company’s investment in Harmony was $3,106,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,675,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	March 31,	December 31,
	2015	2014

Payroll expenses	$277,000	$192,000
Bonuses payable	69,000	809,000
Uncertain tax position liability	194,000	194,000
	$540,000	$1,195,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
	2015	2014
Net income (numerator)	$148,000	$269,000

Shares (denominator):
Basic weighted average common shares outstanding	18,299,933	18,859,834
Add: dilutive effect of common stock options	199,639	303,216

Diluted weighted average common shares outstanding	18,499,572	19,163,050

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

10.	Activity of Business Segments

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

Segment data excludes charges allocated to the principal executive office and other unallocated expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Building Supply	$5,811,000	$5,521,000
Disposable Protective Apparel	3,648,000	3,364,000
Infection Control	1,195,000	1,071,000

Consolidated net sales	$10,654,000	$9,956,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Building Supply	$653,000	$750,000
Disposable Protective Apparel	331,000	240,000
Infection Control	387,000	321,000
Total segment income	1,371,000	1,311,000

Unallocated corporate overhead expenses	1,195,000	1,147,000
Provision for income taxes	28,000	86,000
Gain on sale of marketable securities and investment in common stock warrants	-	191,000
Consolidated net income	$148,000	$269,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Building Supply	$2,567,000	$2,613,000
Disposable Protective Apparel	434,000	450,000
Infection Control	317,000	368,000
Total segment assets	3,318,000	3,431,000

Unallocated corporate assets	10,000	10,000
Total consolidated assets	$3,328,000	$3,441,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2015 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are none.

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

Where to find more information about us. We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such reports with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

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

Alpha Pro Tech, Ltd.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay. Account balances are charged against the allowance when management determines the potential for recovery is remote.

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

Alpha Pro Tech, Ltd.

Our target markets include pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), medical and dental distributors, and construction, building supply and roofing distributors.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Gross profit	35.9%	36.3%
Selling, general and administrative expenses	33.6%	33.9%
Income from operations	0.7%	0.5%
Income before provision for income taxes	1.7%	3.6%
Net income	1.4%	2.7%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Sales. Consolidated sales for the three months ended March 31, 2015 increased to $10,654,000, from $9,956,000 for the three months ended March 31, 2014, representing an increase of $698,000, or 7.0%. This increase consisted of increased sales in the Building Supply segment of $290,000, increased sales in the Disposable Protective Apparel segment of $284,000 and increased sales in the Infection Control segment of $124,000.

Building Supply segment sales for the three months ended March 31, 2015 increased by $290,000, or 5.3%, to $5,811,000, as compared to $5,521,000 for the same period of 2014. Sales were not as strong as anticipated due to severe weather that hampered the construction industry and crippled certain sectors of the construction market during the quarter. There is currently some pent up demand for building products which we expect to lead to sales growth in the coming quarters.

The Building Supply segment increase was primarily due to a 3.6% increase in sales of housewrap, a 4.7% increase in sales of synthetic roof underlayment and a 49.4% increase in sales of other woven material sales. The sales mix of the Building Supply segment for the three months ended March 31, 2015 was 61% for synthetic roof underlayment, 34% for housewrap and 5% for other woven material. This compared to 62% for synthetic roof underlayment, 34% for housewrap and 4% for other woven material for the three months ended March 31, 2014.

For the three months ended March 31, 2015, TECHNOply™, the economy version of our synthetic roof underlayment, has continued to show strong growth by more than doubling the sales of the same period in 2014. Sales of another somewhat new product, REX™ Wrap Fortis (breathable housewrap), continue to be slower than anticipated but are up 9.5% in the first quarter of 2015 as compared to the same period of 2014.

Alpha Pro Tech, Ltd.

Our Building Supply segment strategy is to broaden our market share through existing products as well as innovation, and later this year we will be introducing a new product, which will give the Company a third synthetic roof underlayment positioned between REX™ and TECHNOply™.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2015 increased by $284,000, or 8.4%, to $3,648,000, compared to $3,364,000 for the same period of 2014. The increase was primarily due to an increase in sales to our major international supply chain partner, as well as national distributors, partially offset by a decrease in sales to regional distributors. Management expects growth in the international, national and regional distribution channels in coming quarters for our Critical Cover® protective apparel product line.

Infection Control segment sales for the three months ended March 31, 2015 increased by $124,000, or 11.6%, to $1,195,000, compared to $1,071,000 for the same period of 2014. Mask sales were up by 29.0%, or $206,000, to $916,000, and shield sales were down by 22.8%, or $82,000, to $279,000.

Gross Profit. Gross profit increased by $215,000, or 6.0%, to $3,825,000 for the three months ended March 31, 2015 from $3,610,000 for the same period of 2014. The gross profit margin was 35.9% for the three months ended March 31, 2015, compared to 36.3% for the same period of 2014. Gross margin was down slightly primarily due to competitive pricing pressures in the Building Supply segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $206,000, or 6.1%, to $3,577,000 for the three months ended March 31, 2015 from $3,371,000 for the three months ended March 31, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 33.6% for the three months ended March 31, 2015 from 33.9% for the same period of 2014.

The change in expenses for the first quarter by segment was primarily as follows: Building Supply was up $49,000, or 4.2%, Disposable Protective Apparel was up $88,000, or 9.6%, Infection Control was up $11,000, or 8.3%, and corporate unallocated expenses were up $56,000, or 4.9%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $20,000 were accrued for the three months ended March 31, 2015, as compared to $40,000 for the same period of 2014.

Depreciation and Amortization. Depreciation and amortization expense decreased by $17,000, or 9.0%, to $171,000 for the three months ended March 31, 2015 from $188,000 for the same period of 2014. The decrease was primarily attributable to decreased depreciation for computer equipment.

Income from Operations. Income from operations increased by $26,000, or 51.0%, to $77,000 for the three months ended March 31, 2015, compared to $51,000 for the three months ended March 31, 2014. The increased income from operations was primarily due to an increase in gross profit of $215,000 and a decrease in depreciation and amortization expense of $17,000, partially offset by an increase in selling, general and administrative expenses of $206,000.

Other Income. Other income decreased by $205,000 to $99,000 for the three months ended March 31, 2015 from $304,000 for the same period of 2014. Other income consists of equity in income of unconsolidated affiliate, gains on investments in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $98,000 and interest income of $1,000 for the three months ended March 31, 2015. Other income consisted of equity in income of unconsolidated affiliate of $110,000, a gain on investment in common stock of $161,000, a gain on investment in common stock warrants of $30,000 and interest income of $3,000 for the three months ended March 31, 2014. The $205,000 decrease was primarily due to the $191,000 of gains on investments in the first quarter of 2014, of which there were none in the first quarter of 2015.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2015 was $176,000, compared to income before provision for income taxes of $355,000 for the three months ended March 31, 2014, representing a decrease of $179,000, or 50.4%. The decrease in income before provision for income taxes was due primarily to a decrease in other income of $205,000, which was mostly due to the $191,000 in gains on investments in the first quarter of 2014, partially offset by an increase in income from operations of $26,000.

Alpha Pro Tech, Ltd.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2015 was $28,000, compared to $86,000 for the same period of 2014. The estimated effective tax rate was 15.9% for the three months ended March 31, 2015, compared to 24.2% for the same period of 2014. The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three months ended March 31, 2015, the estimated effective tax rate would have been 35.9% if the equity in income of unconsolidated affiliate had been included. Going forward, management expects the effective tax rate to be in the mid-30% range, excluding equity in income of unconsolidated affiliate.

Net Income. Net income for the three months ended March 31, 2015 was $148,000, compared to net income of $269,000 for the three months ended March 31, 2014, a decrease of $121,000, or 45.0%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $179,000, partially offset by a decrease in income taxes of $58,000. The decrease in income before provision for incomes taxes of $179,000 was primarily due to the $191,000 gains on investments in the first quarter of 2014 of which there were none in the first quarter of 2015. Net income as a percentage of net sales for the three months ended March 31, 2015 was 1.4%, and net income as a percentage of net sales for the same period of 2014 was 2.7%. Basic and diluted earnings per common share for each of the three months ended March 31, 2015 and 2014 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had cash and cash equivalents of $1,105,000 and working capital of $32,533,000, representing a decrease in working capital of 2.0%, or $676,000, from December 31, 2014. As of March 31, 2015, our current ratio (current assets/current liabilities) was 11:1, compared to a 15:1 current ratio as of December 31, 2014. Cash and cash equivalents decreased by 79.9%, or $4,390,000, to $1,105,000 as of March 31, 2015, compared to $5,495,000 as of December 31, 2014. The decrease in cash and cash equivalents was due to cash used in operating activities of $4,021,000, cash used in investing activities of $58,000 and cash used in financing activities of $311,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2015, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2015. As of March 31, 2015, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash used in operating activities of $4,021,000 for the three months ended March 31, 2015 was due to net income of $148,000, adjusted primarily by the following: amortization of stock-based compensation expense of $6,000, depreciation and amortization of $171,000, equity in income of unconsolidated affiliate of $98,000, an increase in accounts receivable of $2,543,000, an increase in inventory of $2,573,000, an increase in prepaid expenses of $56,000 and an increase in accounts payable and accrued liabilities of $925,000.

Accounts receivable increased by $2,543,000, or 44.9%, to $8,209,000 as of March 31, 2015 from $5,666,000 as of December 31, 2014. The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through the end of the first quarter of 2015 to remain competitive, as our competition also offers these extended payment terms. We started this program in November 2014, and the majority of these receivables are due to be collected in the second quarter of this year, which should improve our cash position as of June 30, 2015. The number of days that sales remain outstanding as of March 31, 2015, calculated by using an average of accounts receivable outstanding, was 59 days, compared to 40 days as of December 31, 2014.

Inventory increased by $2,573,000, or 15.6%, to $19,117,000 as of March 31, 2015 from $16,544,000 as of December 31, 2014. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $805,000, or 17.7%, to $5,364,000 and an increase in inventory for the Building Supply segment of $1,829,000, or 21.1%, to $10,508,000, partially offset by a decrease in inventory for the Infection Control segment of $61,000, or 1.8%, to $3,245,000. Inventory levels were higher to mitigate supply chain interruptions as a result of national holidays in Asia and to support future growth, in particular the increased demand for our TECHNOply™ synthetic roof underlayment products. As in the past two years, inventory is expected to be down in the upcoming two quarters, which should have a positive impact on our cash position.

Alpha Pro Tech, Ltd.

Prepaid expenses increased by $56,000, or 1.3%, to $4,528,000 as of March 31, 2015 from $4,472,000 as of December 31, 2014. The increase was primarily due to an increase in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of March 31, 2015 increased by $925,000, or 40.3%, to $3,219,000 from $2,294,000 as of December 31, 2014. The change was primarily due to an increase in trade payables of $1,580,000, partially offset by a decrease in accrued liabilities of $655,000. The increase in trade payables was primarily due to an increase in inventory purchases. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $740,000, partially offset by an increase in payroll accrual of $85,000.

Net cash used in investing activities was $58,000 for the three months ended March 31, 2015, compared to net cash used in investing activities of $155,000 for the same period of 2014. Our investing activities for the three months ended March 31, 2015 consisted of the purchase of property and equipment of $58,000. Our investing activities for the three months ended March 31, 2014 consisted primarily of the purchase of property and equipment of $21,000 and the purchase of marketable securities of $134,000.

Net cash used in financing activities was $311,000 for the three months ended March 31, 2015, compared to net cash used in financing activities of $529,000 for the same period of 2014. The net cash used in financing activities for the three months ended March 31, 2015 was primarily due to the payment of $311,000 for the repurchase of shares of our common stock. Our net cash used in financing activities for the three months ended March 31, 2014 was primarily due to the payment of $577,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $48,000 from the exercise of stock options.

As of March 31, 2015, we had $1,078,000 available for additional stock purchases under our stock repurchase program. During the three months ended March 31, 2015, we repurchased 129,100 shares of common stock at a cost of $311,000. As of March 31, 2015, we had repurchased a total of 11,673,631 shares of common stock at a cost of $16,443,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2015	50,000	$2.50	50,000	$1,263,000
Februay 1 - 28, 2015	0	0.00	0	1,263,000
March 1 - 31, 2015	79,100	2.31	79,100	1,078,000
	129,100	$2.38	129,100

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2015.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.
	BY:	/s/ Sheldon Hoffman
DATE: May 7, 2015		Sheldon Hoffman
Chief Executive Officer

DATE: May 7, 2015	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer