Form 10-Q
period 2015-06-30
ALPHA PRO TECH LTD
filed 2015-08-05
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer___	Accelerated filer ___	Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2015
Common Stock, $0.01 par value	18,384,454 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2015	2014 (1)
Assets
Current assets:
Cash	$3,914,000	$5,495,000
Investments	1,495,000	2,840,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 and $60,000 as of June 30, 2015 and December 31, 2014, respectively	5,771,000	5,333,000
Accounts receivable, related party	84,000	333,000
Inventories	19,218,000	16,544,000
Prepaid expenses	2,805,000	4,472,000
Deferred income tax assets	486,000	486,000
Total current assets	33,773,000	35,503,000

Property and equipment, net	3,111,000	3,315,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	60,000	71,000
Equity investments in unconsolidated affiliate	3,223,000	3,008,000
Total assets	$40,222,000	$41,952,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,198,000	$1,099,000
Accrued liabilities	529,000	1,195,000
Total current liabilities	1,727,000	2,294,000

Deferred income tax liabilities	1,261,000	1,752,000
Total liabilities	2,988,000	4,046,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,384,456 and 18,348,556 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	184,000	183,000
Additional paid-in capital	17,593,000	17,833,000
Accumulated other comprehensive income	506,000	1,375,000
Retained earnings	18,951,000	18,515,000
Total shareholders' equity	37,234,000	37,906,000
Total liabilities and shareholders' equity	$40,222,000	$41,952,000

(1)  The condensed consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$12,095,000	$12,252,000	$22,749,000	$22,208,000

Cost of goods sold, excluding depreciation and amortization	8,179,000	7,744,000	15,008,000	14,090,000

Gross profit	3,916,000	4,508,000	7,741,000	8,118,000

Operating expenses:
Selling, general and administrative	3,520,000	3,298,000	7,097,000	6,670,000
Depreciation and amortization	150,000	176,000	321,000	364,000

Total operating expenses	3,670,000	3,474,000	7,418,000	7,034,000

Income from operations	246,000	1,034,000	323,000	1,084,000

Other income:
Equity in income of unconsolidated affiliate	117,000	84,000	215,000	195,000
Gain on sale of marketable securities and investment in common stock warrants	-	218,000	-	409,000
Interest income, net	14,000	6,000	15,000	9,000

Total other income	131,000	308,000	230,000	613,000

Income before provision for income taxes	377,000	1,342,000	553,000	1,697,000

Provision for income taxes	89,000	447,000	117,000	533,000

Net income	$288,000	$895,000	$436,000	$1,164,000

Basic earnings per common share	$0.02	$0.05	$0.02	$0.06

Diluted earnings per common share	$0.02	$0.05	$0.02	$0.06

Basic weighted average common shares outstanding	18,208,947	18,321,432	18,254,188	18,594,118

Diluted weighted average common shares outstanding	18,308,806	18,597,466	18,388,228	18,842,018

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$288,000	$895,000	$436,000	$1,164,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	(541,000)	563,000	(869,000)	1,005,000
Reclassification adjustment for gains included in net income, net of tax	-	(141,000)	-	(245,000)

Total other comprehensive income (loss)	(541,000)	422,000	(869,000)	760,000

Comprehensive income (loss)	$(253,000)	$1,317,000	$(433,000)	$1,924,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2015

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2014	18,348,556	$183,000	$17,833,000	$18,515,000	$1,375,000	$37,906,000
Common stock repurchased and retired	(409,100)	(4,000)	(964,000)	-	-	(968,000)
Stock-based compensation expense	-	-	11,000	-	-	11,000
Options exercised	445,000	5,000	713,000	-	-	718,000
Net income	-	-	-	436,000	-	436,000
Other comprehensive loss	-	-	-	-	(869,000)	(869,000)

Balance as of June 30, 2015	18,384,456	$184,000	$17,593,000	$18,951,000	$506,000	$37,234,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$436,000	$1,164,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	11,000	16,000
Depreciation and amortization	321,000	364,000
Equity in income of unconsolidated affiliate	(215,000)	(195,000)
Gain on investment in common stock warrants	-	(30,000)
Gain on sale of marketable securities	-	(379,000)
Changes in assets and liabilities:
Accounts receivable, net	(438,000)	(1,676,000)
Accounts receivable, related party	249,000	(166,000)
Inventories	(2,674,000)	127,000
Prepaid expenses	1,667,000	484,000
Accounts payable and accrued liabilities	(567,000)	(543,000)

Net cash used in operating activities	(1,210,000)	(834,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(106,000)	(822,000)
Purchase of marketable securities	(15,000)	(134,000)
Proceeds from sale of marketable securities	-	440,000

Net cash used in investing activities	(121,000)	(516,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(968,000)	(1,745,000)
Proceeds from exercise of stock options	718,000	151,000

Net cash used in financing activities	(250,000)	(1,594,000)

Decrease in cash	(1,581,000)	(2,944,000)

Cash, beginning of the period	5,495,000	8,215,000

Cash, end of the period	$3,914,000	$5,271,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K (the “2014 Form 10-K”), which was filed on March 6, 2015. The results of operations for the six months ended June 30, 2015 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2014 was prepared using information from the audited consolidated balance sheet contained in the 2014 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the six months ended June 30, 2015 and 2014, there were no stock options granted under the Company’s option plan. The Company recognized $11,000 and $16,000 in stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively, related to the vesting of previously issued options.

Stock options to purchase 135,000 shares of common stock were outstanding as of June 30, 2015, and stock options to purchase 580,000 shares of common stock were outstanding as of December 31, 2014.

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

The following table summarizes stock option activity for the six months ended June 30, 2015:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2014	580,000	$1.58
Granted to employees and non-employee directors	-	-
Exercised	(445,000)	-
Canceled/expired/forfeited	-	-
Options outstanding, June 30, 2015	135,000	1.48

Options exercisable, June 30, 2015	55,000	1.44

As of June 30, 2015, $30,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.25 years.

4.	Investments

As of June 30, 2015 and December 31, 2014, investments totaled $1,495,000 and $2,840,000 respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Cost basis	$342,000	$327,000
Gains previously recognized on warrants	380,000	380,000
Gains included in accumulated other comprehensive income	773,000	2,133,000
Fair value	$1,495,000	$2,840,000

No marketable securities were sold during the three and six months ended June 30, 2015. Marketable securities were sold during the year ended December 31, 2014, which resulted in $440,000 of proceeds and realized gains included in earnings of $379,000, $245,000 net of tax. The change in unrealized loss of $541,000 and unrealized gains of $563,000 for the three months ended June 30, 2015 and 2014, respectively in the statements of comprehensive income (loss) are presented net of tax for the quarters ended June 30, 2015 and 2014, respectively. The tax benefit on the unrealized loss was $285,000, and the tax expense on unrealized gains was $232,000 for the quarters ended June 30, 2015 and 2014, respectively. The change in unrealized loss of $869,000 and unrealized gains of $1,005,000 for the six months ended June 30, 2015 and 2014, respectively in the statements of comprehensive income (loss) are presented net of tax for the six months ended June 30, 2015 and 2014, respectively. The tax benefit on the unrealized loss was $490,000, and the tax expense on unrealized gains was $387,000 for the six months ended June 30, 2015 and 2014, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company held warrants to purchase common stock in an entity that were exercisable for up to 167,500 shares of the entity. During 2014, all warrants were exercised. The following provides information regarding the Company’s investment in common stock warrants for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
	2015	2014
Beginning balance	$-	$350,000
Fair value change in common stock warrants	-	30,000
Fair value of warrants exercised	-	(380,000)
Ending balance	$-	$-

5.	Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

6.	Inventories

As of June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30,	December 31,
	2015	2014

Raw materials	$7,760,000	$6,436,000
Work in process	5,147,000	4,834,000
Finished goods	6,311,000	5,274,000
	$19,218,000	$16,544,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2015.

For the three months ended June 30, 2015 and 2014, Alpha Pro Tech purchased $5,420,000 and $4,210,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2015 and 2014, Alpha Pro Tech purchased $8,477,000 and $8,468,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2015 and 2014, the Company recorded equity in income of unconsolidated affiliate of $117,000 and $84,000, respectively, related to Harmony. For the six months ended June 30, 2015 and 2014, the Company recorded equity in income of unconsolidated affiliate of $215,000 and $195,000, respectively, related to Harmony.

As of June 30, 2015, the Company’s investment in Harmony was $3,223,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,792,000, less $942,000 in repayments of the advance and $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Accrued Liabilities

As of June 30, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014

Payroll expenses	$170,000	$192,000
Bonuses payable	165,000	809,000
Uncertain tax position liability	194,000	194,000
	$529,000	$1,195,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (numerator)	$288,000	$895,000	$436,000	$1,164,000

Shares (denominator):
Basic weighted average common shares outstanding	18,208,947	18,321,432	18,254,188	18,594,118
Add: dilutive effect of common stock options	99,859	276,034	134,040	247,900

Diluted weighted average common shares outstanding	18,308,806	18,597,466	18,388,228	18,842,018

Earnings per common share:
Basic	$0.02	$0.05	$0.02	$0.06
Diluted	$0.02	$0.05	$0.02	$0.06

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Building Supply	$7,073,000	$7,414,000	$12,884,000	$12,935,000
Disposable Protective Apparel	3,837,000	3,792,000	7,485,000	7,156,000
Infection Control	1,185,000	1,046,000	2,380,000	2,117,000
Consolidated net sales	$12,095,000	$12,252,000	$22,749,000	$22,208,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Building Supply	$982,000	$1,394,000	$1,635,000	$2,144,000
Disposable Protective Apparel	207,000	524,000	538,000	766,000
Infection Control	393,000	335,000	780,000	655,000
Total segment income	1,582,000	2,253,000	2,953,000	3,565,000

Unallocated corporate overhead expenses	1,205,000	1,129,000	2,400,000	2,277,000
Provision for income taxes	89,000	447,000	117,000	533,000
Gain on sale of marketable securities and investment in common stock warrants	-	218,000	-	409,000
Consolidated net income	$288,000	$895,000	$436,000	$1,164,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Building Supply	$2,532,000	$2,613,000
Disposable Protective Apparel	420,000	450,000
Infection Control	264,000	368,000
Total segment assets	3,216,000	3,431,000

Unallocated corporate assets	10,000	10,000

Total consolidated assets	$3,226,000	$3,441,000

11.	Employment Agreements

During the three months ended June 30, 2015, the Company signed five-year employment agreements with two of its executive officers, which automatically renew on the agreements’ anniversary date each year.  The agreements provide that if the officers terminate employment without cause, as defined in the agreements, the officers are entitled to receive certain severance payments.  If termination occurs due to retirement, the officers enter into a four-year consulting arrangement with the Company at a specified percentage of the officers’ then current salaries. Upon death or disability, the Company will also make certain payments to the executive or the executive’s estate or beneficiary, as applicable. No amounts under the agreements have been accrued as none of the service and payment conditions have been met.

12.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2015 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are none.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report.

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

Alpha Pro Tech, Ltd.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and quantities on hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected life based on historical data and no dividend yield, as the Board of Directors has no current plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.4%	36.8%	34.0%	36.6%
Selling, general and administrative expenses	29.1%	26.9%	31.2%	30.0%
Income from operations	2.0%	8.4%	1.4%	4.9%
Income before provision for income taxes	3.1%	11.0%	2.4%	7.6%
Net income	2.4%	7.3%	1.9%	5.2%

Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014

Sales. Consolidated sales for the three months ended June 30, 2015 decreased to $12,095,000, from $12,252,000 for the three months ended June 30, 2014, representing a decrease of $157,000, or 1.3%. This decrease consisted of decreased sales in the Building Supply segment of $341,000, partially offset by increased sales in the Disposable Protective Apparel segment of $45,000 and increased sales in the Infection Control segment of $139,000.

Building Supply segment sales for the three months ended June 30, 2015 decreased by $341,000, or 4.6%, to $7,073,000, compared to $7,414,000 for the same period of 2014. As with the first quarter of 2015, Building Supply segment sales were not as strong as anticipated due to severe weather that extended into the second quarter of 2015, which negatively affected the second quarter on both synthetic roof underlayment and housewrap products. Also affecting sales was the competitive pricing pressure in the underlayment market which has led to lower selling prices.

The Building Supply segment decrease was primarily due to a 1.0% decrease in sales of housewrap, a 0.5% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB) and a decrease in sales of other woven material. The sales mix of the Building Supply segment for the three months ended June 30, 2015 was 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material. This compared to 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material for the three months ended June 30, 2014.

Alpha Pro Tech, Ltd.

For the three months ended June 30, 2015, our TECHNO family of synthetic roof underlayment products, (including TECHNOply™ and our new TECHNO SB) continued to show strong growth with almost double the sales of the same period of 2014. Sales of a somewhat new product, REX™ Wrap Fortis (breathable housewrap) continue to be slower than anticipated but were up 15.2% in the second quarter of 2015 as compared to the same period of 2014.

Our Building Supply segment strategy is to broaden our market share through existing products as well as through innovation. In the second quarter of 2015, we introduced a new product, TECHNO SB, which gives the Company a third synthetic roof underlayment product positioned between REX™ and TECHNOply™.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2015 increased by $45,000, or 1.2%, to $3,837,000, compared to $3,792,000 for the same period of 2014. The increase was primarily due to a significant increase in sales to our major international supply chain partner, partially offset by a decrease in sales to national and regional distributors. Second quarter sales were adversely affected by the delay of the delivery of a $115,000 shipment that was scheduled for second quarter delivery but did not arrive before quarter end. Sales for the second quarter of 2015 would otherwise have been up 4.2%. Management expects continued growth in our Disposable Protective Apparel segment for 2015 in our Critical Cover® protective apparel product line.

Infection Control segment sales for the three months ended June 30, 2015 increased by $139,000, or 13.3%, to $1,185,000, compared to $1,046,000 for the same period of 2014. Mask sales were up by 14.1%, or $103,000, to $835,000, and shield sales were up by 11.5%, or $36,000, to $350,000.

Consolidated sales for the six months ended June 30, 2015 increased to $22,749,000, from $22,208,000 for the six months ended June 30, 2014, representing an increase of $541,000, or 2.4%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $329,000 and increased sales in the Infection Control segment of $263,000, partially offset by decreased sales in the Building Supply segment of $51,000.

Building Supply segment sales for the six months ended June 30, 2015 decreased by $51,000, or 0.4%, to $12,884,000, as compared to $12,935,000 for the same period of 2014. Sales in this segment were negatively affected primarily by severe weather in the first quarter that also spilled in the second quarter of 2015. Housewrap and synthetic roof underlayment sales were basically flat year to date as compared to the same period last year. The sales mix of the Building Supply segment for the six months ended June 30, 2015 was 62% for synthetic roof underlayment, 33% for housewrap and 5% for other woven material. This compared to 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material for the six months ended June 30, 2014.

For the six months ended June 30, 2015, while total sales for the Building Supply segment were down slightly, our TECHNO family of synthetic roof underlayment products showed strong growth, with double the sales of the same period of 2014. Sales of REX™ Wrap Fortis (breathable housewrap) continue to be slower than anticipated but were up 11.8% for the first six months of 2015 as compared to the same period of 2014.

We are excited about two new distributor programs in the roofing market which we expect will increase sales in the latter half of 2015. In addition, we anticipate our housewrap market should continue to grow as housing and construction demand improves.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2015 increased by $329,000, or 4.6%, to $7,485,000, compared to $7,156,000 for the same period of 2014. The increase was primarily due to a significant increase in sales to our major international supply chain partner, partially offset by a decrease in sales to national and regional distributors.

Infection Control segment sales for the six months ended June 30, 2015 increased by $263,000, or 12.4%, to $2,380,000, compared to $2,117,000 for the same period of 2014. Mask sales were up by 21.4%, or $309,000, to $1,750,000, and shield sales were down by 6.8%, or $46,000, to $630,000.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit decreased by $592,000, or 13.1%, to $3,916,000 for the three months ended June 30, 2015, from $4,508,000 for the same period of 2014. The gross profit margin was 32.4% for the three months ended June 30, 2015, compared to 36.8% for the same period of 2014.

Gross profit decreased by $377,000, or 4.6%, to $7,741,000 for the six months ended June 30, 2015, from $8,118,000 for the same period of 2014. The gross profit margin was 34.0% for the six months ended June 30, 2015, compared to 36.6% for the same period of 2014.

Gross margin was down for the three and six months ended June 30, 2015 primarily due to competitive pricing pressures and increased rebates in the Building Supply and Disposable Protective Apparel segments and increased manufacturing costs, especially in the Disposable Protective Apparel segment. Management is working to reduce product costs and is hopeful that gross margin will improve in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $222,000, or 6.7%, to $3,520,000 for the three months ended June 30, 2015, from $3,298,000 for the three months ended June 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 29.1% for the three months ended June 30, 2015, from 26.9% for the same period of 2014. The increase in selling, general and administrative expenses was primarily due to an increase in legal costs and an increase in sales and marketing salaries.

The change in expenses for the second quarter by segment was as follows: Building Supply was up $45,000, or 4.0%, Disposable Protective Apparel was up $62,000, or 6.8%, Infection Control was up $18,000, or 14.4%, and corporate unallocated expenses were up $97,000, or 8.6%.

Selling, general and administrative expenses increased by $427,000, or 6.4%, to $7,097,000 for the six months ended June 30, 2015, from $6,670,000 for the six months ended June 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% for the six months ended June 30, 2015, from 30.0% for the same period of 2014. The increase in selling, general and administrative expenses was primarily due to an increase in legal costs, an increase in sales and marketing salaries and an increase in foreign exchange losses due to a weaker Canadian dollar.

The change in expenses for the six months by segment was primarily as follows: Building Supply was up $95,000, or 4.1%, Disposable Protective Apparel was up $150,000, or 8.2%, Infection Control was up $29,000, or 11.2%, and corporate unallocated expenses were up $153,000, or 6.8%.

The Company’s Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. Executive bonuses of $41,000 were accrued for the three months ended June 30, 2015, as compared to $149,000 for the same period of 2014. Executive bonuses of $61,000 were accrued for the six months ended June 30, 2015, as compared to $188,000 for the same period of 2014.

Depreciation and Amortization. Depreciation and amortization expense decreased by $26,000, or 14.8%, to $150,000 for the three months ended June 30, 2015, from $176,000 for the same period of 2014. Depreciation and amortization expense decreased by $43,000, or 11.8%, to $321,000 for the six months ended June 30, 2015, from $364,000 for the same period of 2014. The decrease for the three and six months was primarily attributable to decreased depreciation for computer equipment and decreased depreciation in the Building Supply segment.

Income from Operations. Income from operations decreased by $788,000, or 76.2%, to $246,000 for the three months ended June 30, 2015, compared to $1,034,000 for the three months ended June 30, 2014. The decreased income from operations was primarily due to a decrease in gross profit of $592,000 and an increase in selling, general and administrative expenses of $222,000, partially offset by a decrease in depreciation and amortization expense of $26,000.

Income from operations decreased by $761,000, or 70.2%, to $323,000 for the six months ended June 30, 2015, compared to $1,084,000 for the six months ended June 30, 2014. The decreased income from operations was primarily due to a decrease in gross profit of $377,000 and an increase in selling, general and administrative expenses of $427,000, partially offset by a decrease in depreciation and amortization expense of $43,000.

Alpha Pro Tech, Ltd.

Other Income. Other income decreased by $177,000 to $131,000 for the three months ended June 30, 2015, from $308,000 for the same period of 2014. Other income consists of equity in income of unconsolidated affiliate, gains on investments in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $117,000 and interest income of $14,000 for the three months ended June 30, 2015. Other income consisted of equity in income of unconsolidated affiliate of $84,000, a gain on investment in common stock of $218,000 and interest income of $6,000 for the three months ended June 30, 2014. The $177,000 decrease was primarily due to the $218,000 of gains on investments in the second quarter of 2014, which were not repeated in the second quarter of 2015.

Other income decreased by $383,000 to $230,000 for the six months ended June 30, 2015, from $613,000 for the same period of 2014. Other income consisted of equity in income of unconsolidated affiliate of $215,000 and interest income of $15,000 for the six months ended June 30, 2015. Other income consisted of equity in income of unconsolidated affiliate of $195,000, a gain on investment in common stock of $379,000, a gain on investment in common stock warrants of $30,000 and interest income of $9,000 for the six months ended June 30, 2014. The $383,000 decrease was primarily due to the $409,000 of gains on investments in the first six months of 2014, which were not repeated in the first six months of 2015.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2015 was $377,000, compared to income before provision for income taxes of $1,342,000 for the three months ended June 30, 2014, representing a decrease of $965,000, or 71.9%. The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $788,000 and a decrease in other income of $177,000, which was mostly due to the $218,000 of gains on investments in the second quarter of 2014 that did not repeat in 2015.

Income before provision for income taxes for the six months ended June 30, 2015 was $553,000, compared to income before provision for income taxes of $1,697,000 for the six months ended June 30, 2014, representing a decrease of $1,144,000, or 67.4%. The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $761,000 and a decrease in other income of $383,000, which was mostly due to the $409,000 of gains on investments in the first six months of 2014 that did not repeat in 2015.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2015 was $89,000, compared to $447,000 for the same period of 2014. The estimated effective tax rate was 23.6% for the three months ended June 30, 2015, compared to 33.3% for the same period of 2014. The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three months ended June 30, 2015, the estimated effective tax rate would have been 34.2% if the equity in income of unconsolidated affiliate were taxable.

The provision for income taxes for the six months ended June 30, 2015 was $117,000, compared to $533,000 for the same period of 2014. The estimated effective tax rate was 21.2% for the six months ended June 30, 2015, compared to 31.4% for the same period of 2014. The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the six months ended June 30, 2015, the estimated effective tax rate would have been 34.6% if the equity in income of unconsolidated affiliate was taxable. Going forward, management expects the effective tax rate to be in the mid-30% range, excluding the equity in income of unconsolidated affiliate.

Net Income. Net income for the three months ended June 30, 2015 was $288,000, compared to net income of $895,000 for the three months ended June 30, 2014, a decrease of $607,000, or 67.8%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $965,000, partially offset by a decrease in income taxes of $358,000. The decrease in income before provision for incomes taxes of $965,000 was partially due to the $218,000 of gains on investments in the second quarter of 2014, which were not repeated in the second quarter of 2015. Net income as a percentage of net sales for the three months ended June 30, 2015 was 2.4%, and net income as a percentage of net sales for the same period of 2014 was 7.3%. Basic and diluted earnings per common share for the three months ended June 30, 2015 and 2014 were $0.02 and $0.05, respectively.

Alpha Pro Tech, Ltd.

Net income for the six months ended June 30, 2015 was $436,000, compared to net income of $1,164,000 for the six months ended June 30, 2014, a decrease of $728,000, or 62.5%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $1,144,000, partially offset by a decrease in income taxes of $416,000. The decrease in income before provision for incomes taxes of $1,144,000 was partially due to the $409,000 of gains on investments for the first six months of 2014, which were not repeated in the same period of 2015. Net income as a percentage of net sales for the six months ended June 30, 2015 was 1.9%, and net income as a percentage of net sales for the same period of 2014 was 5.2%. Basic and diluted earnings per common share for each of the six months ended June 30, 2015 and 2014 were $0.02 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had cash of $3,914,000 and working capital of $32,046,000, representing a decrease in working capital of 3.5%, or $1,163,000, from December 31, 2014. Working capital was down primarily due to a decrease of $1,345,000 in investments. As of June 30, 2015, our current ratio (current assets/current liabilities) was 20:1, compared to a 15:1 current ratio as of December 31, 2014. Cash decreased by 28.8%, or $1,581,000, to $3,914,000 as of June 30, 2015, compared to $5,495,000 as of December 31, 2014. The decrease in cash was due to cash used in operating activities of $1,210,000, cash used in investing activities of $121,000 and cash used in financing activities of $250,000. Although cash is down, it is up a significant $2,809,000 since March 31, 2015, at which time cash was $1,105,000 compared to $3,914,000 as of June 30, 2015.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2015, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2015. As of June 30, 2015, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash used in operating activities of $1,210,000 for the six months ended June 30, 2015 was due to net income of $436,000, adjusted primarily by the following: amortization of stock-based compensation expense of $11,000, depreciation and amortization of $321,000, equity in income of unconsolidated affiliate of $215,000, an increase in accounts receivable of $189,000, an increase in inventory of $2,674,000, a decrease in prepaid expenses of $1,667,000 and a decrease in accounts payable and accrued liabilities of $567,000.

Accounts receivable increased by $189,000, or 3.3%, to $5,855,000 as of June 30, 2015 from $5,666,000 as of December 31, 2014. The increase in accounts receivable was primarily related to increased revenue in the latter part of the second quarter of 2015. The number of days that sales remained outstanding as of June 30, 2015, calculated by using an average of accounts receivable outstanding, was 43 days, compared to 40 days as of December 31, 2014.

Inventory increased by $2,674,000, or 16.2%, to $19,218,000 as of June 30, 2015, from $16,544,000 as of December 31, 2014. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $1,564,000, or 34.3%, to $6,123,000 and an increase in inventory for the Building Supply segment of $1,215,000, or 14.0%, to $9,894,000, partially offset by a decrease in inventory for the Infection Control segment of $105,000, or 3.2%, to $3,201,000. Inventory as of the end of the second quarter of 2015 was basically flat compared to the end of the first quarter of 2015. Building Supply and Infection Control segment inventory were down in the second quarter 2015 as compared to the first quarter 2015, and overall inventory is expected to decline in the upcoming quarters, which should have a positive impact on our cash position.

Prepaid expenses decreased by $1,667,000, or 37.3%, to $2,805,000 as of June 30, 2015 from $4,472,000 as of December 31, 2014. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of June 30, 2015 decreased by $567,000, or 24.7%, to $1,727,000, from $2,294,000 as of December 31, 2014. The change was primarily due to a decrease in accrued liabilities of $666,000, partially offset by an increase in trade payables of $99,000. The decrease in accrued liabilities was primarily due to a decrease in accrued bonuses of $596,000, a decrease in payroll accrual of $22,000 and an increase in accrued rebates of $48,000. The increase in trade payables was primarily due to an increase in inventory purchases.

Alpha Pro Tech, Ltd.

Net cash used in investing activities was $121,000 for the six months ended June 30, 2015, compared to net cash used in investing activities of $516,000 for the same period of 2014. Our investing activities for the six months ended June 30, 2015 consisted of the purchase of property and equipment of $106,000 and the purchase of marketable securities of $15,000. Our investing activities for the six months ended June 30, 2014 consisted primarily of the purchase of property and equipment of $822,000, the purchase of marketable securities of $134,000, and proceeds from the sale of marketable securities of $440,000.

Net cash used in financing activities was $250,000 for the six months ended June 30, 2015, compared to net cash used in financing activities of $1,594,000 for the same period of 2014. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to the payment of $968,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $718,000 from the exercise of stock options. Our net cash used in financing activities for the six months ended June 30, 2014 was primarily due to the payment of $1,745,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $151,000 from the exercise of stock options.

As of June 30, 2015, we had $2,420,000 available for additional stock purchases under our stock repurchase program. During the six months ended June 30, 2015, we repurchased 409,100 shares of common stock at a cost of $968,000. As of June 30, 2015, we had repurchased a total of 11,953,631 shares of common stock at a cost of $17,101,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2015	100,000	$2.24	100,000	$852,000
May 1 - 31, 2015	96,000	2.37	96,000	622,000
June 1 - 30, 2015	84,000	2.38	84,000	2,420,000
	280,000	$2.33	280,000

(1)  On June 22, 2015, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2015.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 5, 2015	BY:	/s/ Sheldon Hoffman

Sheldon Hoffman Chief Executive Officer

DATE:	August 5, 2015	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman Chief Financial Officer