Form 10-Q/A
period 2015-06-30
ALPHA PRO TECH LTD
filed 2015-11-05
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Alpha Pro Tech, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (the “Original Quarterly Report”). The Company is filing this Amendment No. 1 for the sole purpose of disclosing information under Item 5(a) of Part II of Form 10-Q relating to information that was required to be disclosed by the Company in a Current Report on Form 8-K during the period covered by the Original Quarterly Report, but which was not reported on a Form 8-K during that period.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 5 of Part II of the Company’s Form 10-Q for the period ended June 30, 2015, and also includes the required certifications under Exchange Act Rule 13a-14(a) and 15(d)-14(a) as Exhibits 31.1 and 31.2, respectively. Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of and exhibits to the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the Original Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Quarterly Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Employment Agreement with Sheldon Hoffman

On May 15, 2015 (the “Hoffman Effective Date”), the Company entered into an employment agreement (the “Hoffman Employment Agreement”) with Sheldon Hoffman, pursuant to which Mr. Hoffman will initially serve as the Company’s Chief Executive Officer, and otherwise perform such duties of an executive nature as the Company’s Board of Directors (the “Board”) or Bylaws shall provide. The term of the Hoffman Employment Agreement is for a period of five (5) years, commencing on the Hoffman Effective Date (the “Hoffman Term”) and automatically renewing on each successive anniversary date of the Hoffman Effective Date unless either party provides the requisite notice not to renew. Mr. Hoffman’s employment with the Company may be terminated at any time by the Company with or without Cause or in the event of Mr. Hoffman’s death or Disability (as such terms are defined in the Hoffman Employment Agreement). If Mr. Hoffman is terminated with Cause, the Company shall have no further obligation to make any payments or provide any benefits to Mr. Hoffman after the date of termination, except for payments for base salary and expense reimbursement that had accrued but not been paid prior to the date of termination, and any other payments that may be required by law. If Mr. Hoffman is terminated without Cause, the Company shall pay to Mr. Hoffman an amount equal to two hundred percent (200%) of Mr. Hoffman’s base salary in effect on the date of termination. If Mr. Hoffman retires, the Company will enter into a four (4) year consulting agreement with Mr. Hoffman, which will provide for, among other things, a fee of forty percent (40%) of Mr. Hoffman’s base salary in effect on the date of termination and payment of certain insurance premiums. If Mr. Hoffman dies or becomes disabled during the Hoffman Term, or during the pendency of a consulting agreement entered into upon retirement, the Company shall pay to Mr. Hoffman, his attorney-in-fact, estate or beneficiary an amount equal to one hundred percent (100%) of Mr. Hoffman’s base salary in effect at the time of death or disability. All payments shall be made in accordance with the payment schedules set forth in the Hoffman Employment Agreement. Mr. Hoffman will be subject to certain non-competition and non-solicitation restrictions for a period of four (4) years following the termination of his employment with the Company.

Pursuant to the terms of the Hoffman Employment Agreement, Mr. Hoffman is to receive a base salary at the rate of $601,000 annually, payable in equal increments in accordance with the Company’s normal payroll practice. Mr. Hoffman will be eligible for an annual discretionary bonus in the form of cash or equity based upon achievement of qualitative and quantitative goals established and implemented by the Board in writing on an annual basis. In addition, Mr. Hoffman will be entitled to a bonus in the amount of five percent (5%) of the Company’s Earnings Before Tax, as presented in the Company’s annual income statement, up to a maximum annual bonus of $1,000,000.

The description of the Hoffman Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Employment Agreement with Al Millar

Additionally, on May 15, 2015 (the “Millar Effective Date”), the Company entered into an employment agreement (the “Millar Employment Agreement”) with Al Millar, pursuant to which Mr. Millar will initially serve as the Company’s President, and otherwise perform such duties of an executive nature as the Company’s Board of Directors or Bylaws shall provide. The term of the Millar Employment Agreement is for a period of five (5) years, commencing on the Millar Effective Date (the “Millar Term”) and automatically renewing on each successive anniversary date of the Millar Effective Date unless either party provides the requisite notice not to renew. Mr. Millar’s employment with the Company may be terminated at any time by the Company with or without Cause or in the event of Mr. Millar’s death or Disability (as such terms are defined in the Millar Employment Agreement). If Mr. Millar is terminated with Cause, the Company shall have no further obligation to make any payments or provide any benefits to Mr. Millar after the date of termination, except for payments for base salary and expense reimbursement that had accrued but not been paid prior to the date of termination, and any other payments that may be required by law. If Mr. Millar is terminated without Cause, the Company shall pay to Mr. Millar an amount equal to two hundred percent (200%) of Mr. Millar’s base salary in effect on the date of termination. If Mr. Millar retires, the Company will enter into a four (4) year consulting agreement with Mr. Millar, which will provide for, among other things, a fee of forty percent (40%) of Mr. Millar’s base salary in effect on the date of termination and payment of certain insurance premiums. If Mr. Millar dies or becomes disabled during the Millar Term, or during the pendency of a consulting agreement entered into upon retirement, the Company shall pay to Mr. Millar, his attorney-in-fact, estate or beneficiary an amount equal to one hundred percent (100%) of Mr. Millar’s base salary in effect at the time of death or disability. All payments shall be made in accordance with the payment schedules set forth in the Millar Employment Agreement. Mr. Millar will be subject to certain non-competition and non-solicitation restrictions for a period of four (4) years following the termination of his employment with the Company.

Pursuant to the terms of the Millar Employment Agreement, Mr. Millar is to receive a base salary at the rate of $601,000 annually, payable in equal increments in accordance with the Company’s normal payroll practice. Mr. Millar will be eligible for an annual discretionary bonus in the form of cash or equity based upon achievement of qualitative and quantitative goals established and implemented by the Board in writing on an annual basis. In addition, Mr. Millar will be entitled to a bonus in the amount of five percent (5%) of the Company’s Earnings Before Tax, as presented in the Company’s annual income statement, up to a maximum annual bonus of $1,000,000.

The description of the Millar Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated May 15, 2015, by and between Alpha Pro Tech, Ltd. and Sheldon Hoffman

10.2	Employment Agreement, dated May 15, 2015, by and between Alpha Pro Tech, Ltd. and Al Millar

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: November 5, 2015	By:	/s/ Al Millar
Al Millar
Chief Executive Officer

DATE: November 5, 2015	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer

4