Form 10-Q
period 2015-09-30
ALPHA PRO TECH LTD
filed 2015-11-05
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2015
Common Stock, $0.01 par value	18,159,454 shares

Alpha Pro Tech, Ltd.

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements of Income (Unaudited)

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

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

SIGNATURES

EXHIBITS

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014 (1)
Assets
Current assets:
Cash	$6,574,000	$5,495,000
Investments	826,000	2,840,000
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $60,000 as of September 30, 2015 and December 31, 2014, respectively	5,125,000	5,333,000
Accounts receivable, related party	84,000	333,000
Inventories	17,861,000	16,544,000
Prepaid expenses and other current assets	2,711,000	4,472,000
Deferred income tax assets	486,000	486,000
Total current assets	33,667,000	35,503,000

Property and equipment, net	2,993,000	3,315,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	56,000	71,000
Equity investments in unconsolidated affiliate	3,058,000	3,008,000
Total assets	$39,829,000	$41,952,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$793,000	$1,099,000
Accrued liabilities	1,422,000	1,195,000
Total current liabilities	2,215,000	2,294,000

Deferred income tax liabilities	1,023,000	1,752,000
Total liabilities	3,238,000	4,046,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 18,159,456 and 18,348,556 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	182,000	183,000
Additional paid-in capital	17,099,000	17,833,000
Accumulated other comprehensive income	54,000	1,375,000
Retained earnings	19,256,000	18,515,000
Total shareholders' equity	36,591,000	37,906,000
Total liabilities and shareholders' equity	$39,829,000	$41,952,000

(1) The condensed consolidated balance sheet as of December 31, 2014 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$12,176,000	$13,213,000	$34,925,000	$35,421,000

Cost of goods sold, excluding depreciation and amortization	7,370,000	8,327,000	22,379,000	22,416,000

Gross profit	4,806,000	4,886,000	12,546,000	13,005,000

Operating expenses:
Selling, general and administrative	3,882,000	3,288,000	10,979,000	9,958,000
Depreciation and amortization	206,000	198,000	527,000	562,000

Total operating expenses	4,088,000	3,486,000	11,506,000	10,520,000

Income from operations	718,000	1,400,000	1,040,000	2,485,000

Other income (loss):
Equity in income (loss) of unconsolidated affiliate	(165,000)	22,000	50,000	216,000
Gain on sale of marketable securities and investment in common stock warrants	-	-	-	409,000
Interest income, net	-	4,000	15,000	13,000

Total other income (loss)	(165,000)	26,000	65,000	638,000

Income before provision for income taxes	553,000	1,426,000	1,105,000	3,123,000

Provision for income taxes	247,000	460,000	364,000	993,000

Net income	$306,000	$966,000	$741,000	$2,130,000

Basic earnings per common share	$0.02	$0.05	$0.04	$0.12

Diluted earnings per common share	$0.02	$0.05	$0.04	$0.11

Basic weighted average common shares outstanding	18,276,616	18,107,073	18,261,747	18,429,985

Diluted weighted average common shares outstanding	18,299,279	18,387,422	18,359,725	18,689,274

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$306,000	$966,000	$741,000	$2,130,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	(452,000)	(278,000)	(1,321,000)	728,000
Reclassification adjustment for gains included in net income, net of tax	-	-	-	(245,000)
Total other comprehensive income (loss)	(452,000)	(278,000)	(1,321,000)	483,000
Comprehensive income (loss)	$(146,000)	$688,000	$(580,000)	$2,613,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2015

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2014	18,348,556	$183,000	$17,833,000	$18,515,000	$1,375,000	$37,906,000
Common stock repurchased and retired	(664,100)	(6,000)	(1,512,000)	-	-	(1,518,000)
Stock-based compensation	-	-	18,000	-	-	18,000
Options exercised	475,000	5,000	760,000	-	-	765,000
Net income	-	-	-	741,000	-	741,000
Other comprehensive loss	-	-	-	-	(1,321,000)	(1,321,000)

Balance as of September 30, 2015	18,159,456	$182,000	$17,099,000	$19,256,000	$54,000	$36,591,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$741,000	$2,130,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,000	25,000
Depreciation and amortization	527,000	562,000
Equity in income of unconsolidated affiliate	(50,000)	(216,000)
Gain on investment in common stock warrants	-	(30,000)
Gain on sale of marketable securities	-	(379,000)
Deferred income taxes	-	196,000
Changes in assets and liabilities:
Accounts receivable, net	208,000	(1,077,000)
Accounts receivable, related party	249,000	-
Inventories	(1,317,000)	469,000
Prepaid expenses and other current assets	1,761,000	(1,147,000)
Accounts payable and accrued liabilities	(80,000)	440,000

Net cash provided by operating activities	2,057,000	973,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(189,000)	(892,000)
Purchase of marketable securities	(36,000)	(134,000)
Proceeds from sale of marketable securities	-	440,000

Net cash used in investing activities	(225,000)	(586,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,518,000)	(2,034,000)
Excess tax benefit (expense) on stock options exercised	-	35,000
Proceeds from exercise of stock options	765,000	450,000

Net cash used in financing activities	(753,000)	(1,549,000)

Increase(decrease) in cash	1,079,000	(1,162,000)

Cash, beginning of the period	5,495,000	8,215,000

Cash, end of the period	$6,574,000	$7,053,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K (the “2014 Form 10-K”), which was filed on March 6, 2015. The results of operations for the nine months ended September 30, 2015 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2014 was prepared using information from the audited consolidated balance sheet contained in the 2014 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the three and nine months ended September 30, 2015 and 2014, there were no stock options granted under the Company’s option plan. The Company recognized $18,000 and $25,000 in stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively, related to the vesting of previously issued options.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock options to purchase 105,000 shares of common stock were outstanding as of September 30, 2015, and stock options to purchase 580,000 shares of common stock were outstanding as of December 31, 2014.

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

The following table summarizes stock option activity for the nine months ended September 30, 2015:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2014	580,000	$1.58
Granted to employees and non-employee directors	-	-
Exercised	(475,000)	1.61
Canceled/expired/forfeited	-	-
Options outstanding, September 30, 2015	105,000	1.46
Options exercisable, September 30, 2015	65,000	1.43

As of September 30, 2015, $24,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.0 years.

4.	Investments

As of September 30, 2015 and December 31, 2014, investments totaled $826,000 and $2,840,000, respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Cost basis	$363,000	$327,000
Gains previously recognized on warrants	380,000	380,000
Gains included in accumulated other comprehensive income	83,000	2,133,000
Fair value	$826,000	$2,840,000

No marketable securities were sold during the three and nine months ended September 30, 2015. Marketable securities were sold during the nine months ended September 30, 2014, which resulted in $440,000 of proceeds and realized gains included in earnings of $379,000, $245,000 net of tax. The change in unrealized loss of $452,000 and $278,000 for the three months ended September 30, 2015 and 2014, respectively, in the statements of comprehensive income (loss) are presented net of tax for the quarters ended September 30, 2015 and 2014, respectively. The tax benefit on the unrealized loss was $238,000, and $153,000 for the quarters ended September 30, 2015 and 2014, respectively. The change in unrealized loss of $1,321,000 and unrealized gains of $728,000 for the nine months ended September 30, 2015 and 2014, respectively, in the statements of comprehensive income (loss) are presented net of tax for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit on the unrealized loss was $728,000, and the tax expense on unrealized gains was $234,000 for the nine months ended September 30, 2015 and 2014, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company held warrants to purchase common stock in an entity that were exercisable for up to 167,500 shares of the entity. During 2014, all warrants were exercised. The following provides information regarding the Company’s investment in common stock warrants for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30,
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

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30,	December 31,
	2015	2014

Raw materials	$7,327,000	$6,436,000
Work in process	4,719,000	4,834,000
Finished goods	5,815,000	5,274,000
	$17,861,000	$16,544,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income (loss) of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2015.

For the three months ended September 30, 2015 and 2014, Alpha Pro Tech purchased $3,443,000 and $5,019,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2015 and 2014, Alpha Pro Tech purchased $11,920,000 and $13,468,000 of inventories, respectively, from Harmony.

For the three months ended September 30, 2015, the Company recorded equity in loss of unconsolidated affiliate of $165,000 and in the same period of 2014 recorded equity in income of unconsolidated affiliate of $22,000, related to Harmony. For the nine months ended September 30, 2015 and 2014, the Company recorded equity in income of unconsolidated affiliate of $50,000 and $216,000, respectively, related to Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2015, the Company’s investment in Harmony was $3,058,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,627,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of September 30, 2015 and December 31, 2014, accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014

Payroll expenses	$887,000	$192,000
Bonuses payable	341,000	809,000
Uncertain tax position liability	194,000	194,000
	$1,422,000	$1,195,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (numerator)	$306,000	$966,000	$741,000	$2,130,000

Shares (denominator):
Basic weighted average common shares outstanding	18,276,616	18,107,073	18,261,747	18,429,985
Add: dilutive effect of common stock options	22,663	280,349	97,978	259,289

Diluted weighted average common shares outstanding	18,299,279	18,387,422	18,359,725	18,689,274

Earnings per common share:
Basic	$0.02	$0.05	$0.04	$0.12
Diluted	$0.02	$0.05	$0.04	$0.11

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

The Company operates through three business segments:

Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment, as well as other woven material. A portion of the Company’s equity in income (loss) of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets. A portion of the Company’s equity in income (loss) of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

Infection Control: consisting of a line of face masks and eye shields.

Segment data excludes charges allocated to the principal executive office and other unallocated expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Building Supply	$7,436,000	$8,546,000	$20,320,000	$21,482,000
Disposable Protective Apparel	3,689,000	3,456,000	11,174,000	10,612,000
Infection Control	1,051,000	1,211,000	3,431,000	3,327,000
Consolidated net sales	$12,176,000	$13,213,000	$34,925,000	$35,421,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Building Supply	$1,241,000	$1,749,000	$2,876,000	$3,893,000
Disposable Protective Apparel	734,000	395,000	1,272,000	1,161,000
Infection Control	314,000	392,000	1,095,000	1,047,000
Total segment income	2,289,000	2,536,000	5,243,000	6,101,000

Unallocated corporate overhead expenses	1,736,000	1,110,000	4,138,000	3,387,000
Provision for income taxes	247,000	460,000	364,000	993,000
Gain on sale of marketable securities and investment in common stock warrants	-	-	-	409,000
Consolidated net income	$306,000	$966,000	$741,000	$2,130,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Building Supply	$2,438,000	$2,613,000
Disposable Protective Apparel	408,000	450,000
Infection Control	212,000	368,000
Total segment assets	3,058,000	3,431,000

Unallocated corporate assets	46,000	10,000
Total consolidated assets	$3,104,000	$3,441,000

11.	Employment Agreements

The Company has five-year employment agreements with two of its executive officers, which automatically renew annually on the agreements’ anniversary date.  The agreements provide that, if the officers terminate employment without cause, as defined in the agreements, the officers are entitled to receive certain severance payments.  If termination occurs due to retirement, the officers may enter into a four-year consulting arrangement with the Company at a specified percentage of the officers’ then current salaries. Upon death or disability, the Company will also make certain payments to the executive or the executive’s estate or beneficiary, as applicable. During the third quarter of 2015, in order to comply with the agreements, an accrual of $601,000 was recorded in relation to our former CEO’s retirement.

12.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2015 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.5%	37.0%	35.9%	36.7%
Selling, general and administrative expenses	31.9%	24.9%	31.4%	28.1%
Income from operations	5.9%	10.6%	3.0%	7.0%
Income before provision for income taxes	4.5%	10.8%	3.2%	8.8%
Net income	2.5%	7.3%	2.1%	6.0%

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

Sales. Consolidated sales for the three months ended September 30, 2015 decreased to $12,176,000, from $13,213,000 for the three months ended September 30, 2014, representing a decrease of $1,037,000, or 7.8%. This decrease consisted of decreased sales in the Building Supply segment of $1,110,000, and decreased sales in the Infection Control segment of $160,000, partially offset by increased sales in the Disposable Protective Apparel segment of $233,000.

Building Supply segment sales for the three months ended September 30, 2015 decreased by $1,110,000, or 13%, to $7,436,000, compared to $8,546,000 for the same period of 2014. This segment decrease was primarily due to an 8.8% decrease in sales of housewrap and a 13.3% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB) in addition to sales of other woven material being basically flat. Although overall segment sales were down in the third quarter of 2015, they are being compared to a record third quarter of 2014. The decrease was primarily due to lower sales of synthetic roof underlayment but is being compared to a record quarter. Synthetic roof underlayment sales have increased quarter over quarter this year. The sales mix of the Building Supply segment for the three months ended September 30, 2015 was 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material. This compared to 65% for synthetic roof underlayment, 31% for housewrap and 4% for other woven material for the three months ended September 30, 2014.

Affecting Building Supply segment sales is the competitive environment in the synthetic roof underlayment market which has led to a change in product mix from our premium to lower priced economy products. As the Company continues to see the proliferation of lower priced economy products entering the market, we continue to see an adjustment in the product mix from the premium REX™ synthetic underlayment to the lower priced TECHNO family (TECHNOply™ and TECHNO SB) of products. Management is optimistic about the continued opportunities of the TECHNO family of products and in addition we believe we will see a rebound in the REX™ synthetic roof underlayment family going into the first quarter of 2016 as we believe that customers are realizing that the cheap imports do not offer true cost savings in the long run.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2015 increased by $233,000, or 6.7%, to $3,689,000, compared to $3,456,000 for the same period of 2014. The increase was primarily due to a significant increase in sales to our major international supply chain partner and an increase in sales to national and regional distributors.

Infection Control segment sales for the three months ended September 30, 2015 decreased by $160,000, or 13.2%, to $1,051,000, compared to $1,211,000 for the same period of 2014. Mask sales were down by 4.1%, or $33,000, to $775,000, and shield sales were down by 31.5%, or $127,000, to $276,000. The Infection Control segment was positively affected by the international fight against the spread of Ebola late in the third quarter last year.

Consolidated sales for the nine months ended September 30, 2015 decreased to $34,925,000, from $35,421,000 for the nine months ended September 30, 2014, representing a decrease of $496,000, or 1.4%. This decrease consisted of decreased sales in the Building Supply segment of $1,162,000, partially offset by increased sales in the Disposable Protective Apparel segment of $562,000 and increased sales in the Infection Control segment of $104,000.

Building Supply segment sales for the nine months ended September 30, 2015 decreased by $1,162,000, or 5.4%, to $20,320,000, as compared to $21,482,000 for the same period of 2014. This segment decrease was primarily due to a 2.7% decrease in sales of housewrap, a 4.3% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB) and an increase in sales of other woven material. Although total sales for the Building Supply segment were down, our TECHNO family of synthetic roof underlayment products (including TECHNOply™ and our new TECHNO SB) showed growth, with an increase of 43.1%. Sales of REX™ Wrap Fortis (breathable housewrap) continue to be slower than anticipated but were up 11.2% for the first nine months of 2015 as compared to the same period of 2014. The sales mix of the Building Supply segment for the nine months ended September 30, 2015 was 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material. This compared to 64% for synthetic roof underlayment, 32% for housewrap and 4% for other woven material for the nine months ended September 30, 2014.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2015 increased by $562,000, or 5.3%, to $11,174,000, compared to $10,612,000 for the same period of 2014. The increase was primarily due to a significant increase in sales to our major international supply chain partner, partially offset by a decrease in sales to national and regional distributors.

Infection Control segment sales for the nine months ended September 30, 2015 increased by $104,000, or 3.1%, to $3,431,000, compared to $3,327,000 for the same period of 2014. Mask sales were up by 12.3%, or $277,000, to $2,525,000, and shield sales were down by 16.0%, or $173,000, to $906,000.

Gross Profit. Gross profit decreased by $80,000, or 1.6%, to $4,806,000 for the three months ended September 30, 2015, from $4,886,000 for the same period of 2014. The gross profit margin was 39.5% for the three months ended September 30, 2015, compared to 37.0% for the same period of 2014. Gross profit margin was positively affected by the U.S. Customs and Border Protection issuing a retroactive Generalized System of Preferences (GSP) refund for duty paid on eligible products. The GSP duty refund positively affected the gross profit margin in the third quarter 2015 by 5.0%. The GSP is a U.S. trade program designed to promote economic growth in the developing world by providing preferential duty-free entry for products from designated beneficiary countries. The GSP provides retroactive duty refund to be applied to eligible goods entered after July 31, 2013 through July 28, 2015. Certain Building Supply and Disposable Apparel segment products were eligible for this refund and will remain duty free under this program until at least December 31, 2017. Management expects gross profit margin to improve under this GSP duty free program.

Gross profit decreased by $459,000, or 3.5%, to $12,546,000 for the nine months ended September 30, 2015, from $13,005,000 for the same period of 2014. The gross profit margin was 35.9% for the nine months ended September 30, 2015, compared to 36.7% for the same period of 2014. Year to date, the GSP duty refund positively affected the gross profit margin by 1.7%.

Gross profit margin was also affected by competitive pricing pressures and increased rebates in the Building Supply and Disposable Protective Apparel segments and increased manufacturing costs, especially in the Disposable Protective Apparel segment. Management is working to reduce product costs in order to achieve its goal of improved gross profit margin in future periods.

Alpha Pro Tech, Ltd.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $594,000, or 18.1%, to $3,882,000 for the three months ended September 30, 2015, from $3,288,000 for the three months ended September 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 31.9% for the three months ended September 30, 2015, from 24.9% for the same period of 2014. The increase in expenses was primarily due to an accrual of $601,000 related to the retirement of our former CEO, in the latter part of the third quarter 2015, as well as increased legal fees. The $601,000 accrual amounted to 4.9% of net sales.

The change in expenses for the third quarter by segment was as follows: Building Supply was down $75,000, or 6.3%, Disposable Protective Apparel was up $39,000, or 4.6%, Infection Control was up $2,000, or 1.7%, and corporate unallocated expenses were up $27,000, or 2.4% and $601,000 was recorded for the retirement accrual in the third quarter.

Selling, general and administrative expenses increased by $1,021,000, or 10.3%, to $10,979,000 for the nine months ended September 30, 2015, from $9,958,000 for the nine months ended September 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 31.4% for the nine months ended September 30, 2015, from 28.1% for the same period of 2014. The increase in selling, general and administrative expenses was primarily due to a $601,000 accrual for retirement, increased legal costs and an increase in foreign exchange losses due to a weaker Canadian dollar.

The change in expenses for the nine months by segment was primarily as follows: Building Supply was up $19,000, or 0.5%, Disposable Protective Apparel was up $189,000, or 7.2%, Infection Control was up $32,000, or 8.0%, and corporate unallocated expenses were up $180,000, or 5.3% and $601,000 was recorded for the retirement accrual.

The Company’s Chief Executive Officer (CEO) and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. The recently retired CEO is entitled to bonus on a prorated basis. Executive bonuses of $62,000 were accrued for the three months ended September 30, 2015, as compared to $157,000 for the same period of 2014. Executive bonuses of $123,000 were accrued for the nine months ended September 30, 2015, as compared to $346,000 for the same period of 2014.

Depreciation and Amortization. Depreciation and amortization expense increased by $8,000, or 4.0%, to $206,000 for the three months ended September 30, 2015, from $198,000 for the same period of 2014. Depreciation and amortization expense decreased by $35,000, or 6.2%, to $527,000 for the nine months ended September 30, 2015, from $562,000 for the same period of 2014. The decrease for the nine months was primarily attributable to decreased depreciation for computer equipment and decreased depreciation in the Building Supply segment.

Income from Operations. Income from operations decreased by $682,000, or 48.7%, to $718,000 for the three months ended September 30, 2015, compared to $1,400,000 for the three months ended September 30, 2014. The decreased income from operations was primarily due to a decrease in gross profit of $80,000 and an increase in selling, general and administrative expenses of $594,000 and an increase in depreciation and amortization expense of $8,000.

Income from operations decreased by $1,445,000, or 58.1%, to $1,040,000 for the nine months ended September 30, 2015, compared to $2,485,000 for the nine months ended September 30, 2014. The decreased income from operations was primarily due to a decrease in gross profit of $459,000 and an increase in selling, general and administrative expenses of $1,021,000, partially offset by a decrease in depreciation and amortization expense of $35,000.

Other Income. Other income decreased by $191,000 to a loss of $165,000 for the three months ended September 30, 2015, from $26,000 for the same period of 2014. Other income consists of equity in income (loss) of unconsolidated affiliate, gains on sale of marketable securities and investments in common stock warrants, and interest income. Other income consisted of equity in loss of unconsolidated affiliate of $165,000 for the three months ended September 30, 2015. Other income consisted of equity in income of unconsolidated affiliate of $22,000 and interest income of $4,000 for the three months ended September 30, 2014. The equity in loss of unconsolidated affiliate for the third quarter 2015 of $165,000 was primarily due to a non-recurring revised Indian government incentives on the export of Building products over the past two years.

Alpha Pro Tech, Ltd.

Other income decreased by $573,000 to $65,000 for the nine months ended September 30, 2015, from $638,000 for the same period of 2014. Other income consisted of equity in income of unconsolidated affiliate of $50,000 and interest income of $15,000 for the nine months ended September 30, 2015. Other income consisted of equity in income of unconsolidated affiliate of $216,000, a gain on sale of marketable securities of $379,000, a gain on investment in common stock warrants of $30,000 and interest income of $13,000 for the nine months ended September 30, 2014. The $573,000 decrease was primarily due to the $409,000 of gains on sale of marketable securities in the first nine months of 2014, which were not repeated in the first nine months of 2015 and a decrease in equity in income of unconsolidated affiliate of $166,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2015 was $553,000, compared to income before provision for income taxes of $1,426,000 for the three months ended September 30, 2014, representing a decrease of $873,000, or 61.2%. The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $682,000 and a decrease in other income of $191,000.

Income before provision for income taxes for the nine months ended September 30, 2015 was $1,105,000, compared to income before provision for income taxes of $3,123,000 for the nine months ended September 30, 2014, representing a decrease of $2,018,000, or 64.6%. The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $1,445,000 and a decrease in other income of $573,000. As mentioned above, the decrease in other income was primarily due to gains on sale of marketable securities in 2014 that were not repeated in 2015, as well as a decrease in equity in income of unconsolidated affiliate in 2015.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2015 was $247,000, compared to $460,000 for the same period of 2014. The estimated effective tax rate was 44.7% for the three months ended September 30, 2015, compared to 32.3% for the same period of 2014. The Company does not record a tax provision or benefit on equity in income (loss) of unconsolidated affiliate.

The provision for income taxes for the nine months ended September 30, 2015 was $364,000, compared to $993,000 for the same period of 2014. The estimated effective tax rate was 32.9% for the nine months ended September 30, 2015, compared to 31.8% for the same period of 2014. The Company does not record a tax provision on equity in income of unconsolidated affiliate. Going forward, management expects the effective tax rate to be in the mid-30% range on taxable income.

Net Income. Net income for the three months ended September 30, 2015 was $306,000, compared to net income of $966,000 for the three months ended September 30, 2014, a decrease of $660,000, or 68.3%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $873,000, partially offset by a decrease in provision for income taxes of $213,000. Net income as a percentage of net sales for the three months ended September 30, 2015 was 2.5%, and net income as a percentage of net sales for the same period of 2014 was 7.3%. Basic and diluted earnings per common share for the three months ended September 30, 2015 and 2014 were $0.02 and $0.05, respectively.

Net income for the nine months ended September 30, 2015 was $741,000, compared to net income of $2,130,000 for the nine months ended September 30, 2014, a decrease of $1,389,000, or 65.2%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $2,018,000, partially offset by a decrease in income taxes of $629,000. Net income as a percentage of net sales for the nine months ended September 30, 2015 was 2.1%, and net income as a percentage of net sales for the same period of 2014 was 6.0%. Basic earnings per common share for the nine months ended September 30, 2015 and 2014 were $0.04 and $0.12, respectively. Diluted earnings per common share for the nine months ended September 30, 2015 and 2014 were $0.04 and $0.11, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash of $6,574,000 and working capital of $31,452,000, representing a decrease in working capital of 5.3%, or $1,757,000, from December 31, 2014. Working capital was down primarily due to a decrease of $2,014,000 in investments. As of September 30, 2015 and December 31, 2014, our current ratio (current assets/current liabilities) was 15:1. Cash increased by 19.6%, or $1,079,000, to $6,574,000 as of September 30, 2015, compared to $5,495,000 as of December 31, 2014. The increase in cash was due to cash provided by operating activities of $2,057,000, offset by cash used in investing activities of $225,000 and cash used in financing activities of $753,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2015, the prime interest rate was 3.25%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2015. As of September 30, 2015, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $2,057,000 for the nine months ended September 30, 2015 was due to net income of $741,000, adjusted primarily by the following: amortization of stock-based compensation expense of $18,000, depreciation and amortization of $527,000, equity in income of unconsolidated affiliate of $50,000, a decrease in accounts receivable of $457,000, an increase in inventory of $1,317,000, a decrease in prepaid expenses and other current assets of $1,761,000 and a decrease in accounts payable and accrued liabilities of $80,000.

Accounts receivable decreased by $457,000, or 8.1%, to $5,209,000 as of September 30, 2015 from $5,666,000 as of December 31, 2014. The decrease in accounts receivable was primarily related to normal credit terms during the current quarter compared to extended payment terms that we provided on most Building Supply segment sales in the latter part of the fourth quarter of 2014 to remain competitive, as our competition also offers these extended terms. The number of days that sales remained outstanding as of September 30, 2015, calculated by using an average of accounts receivable outstanding, was 41 days, compared to 40 days as of December 31, 2014.

Inventory increased by $1,317,000, or 8.0%, to $17,861,000 as of September 30, 2015, from $16,544,000 as of December 31, 2014. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $1,344,000, or 29.5%, to $5,903,000 and an increase in inventory for the Building Supply segment of $203,000, or 2.3%, to $8,881,000, partially offset by a decrease in inventory for the Infection Control segment of $229,000, or 6.9%, to $3,077,000. Inventory as of the end of the third quarter of 2015 was down $1,357,000 compared to the end of the second quarter of 2015. Inventory in all three segments were down in the third quarter as compared to the second quarter 2015, with Building Supply down $1,013,000, Disposable Apparel down $220,000 and Infection Control down $124,000. Overall inventory is expected to decline in the fourth quarter 2015, which should have a positive impact on our cash position.

Prepaid expenses and other current assets decreased by $1,761,000, or 39.4%, to $2,711,000 as of September 30, 2015 from $4,472,000 as of December 31, 2014. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of September 30, 2015 decreased by $79,000, or 3.4%, to $2,215,000, from $2,294,000 as of December 31, 2014. The change was primarily due to a decrease in trade payables of $306,000, partially offset by an increase in accrued liabilities of $227,000. The decrease in trade payables was primarily due to a decrease in inventory purchases. The increase in accrued liabilities was due to an increase in the payroll accrual of $695,000, partially offset by a decrease in accrued bonuses of $468,000.

Net cash used in investing activities was $225,000 for the nine months ended September 30, 2015, compared to net cash used in investing activities of $586,000 for the same period of 2014. Our investing activities for the nine months ended September 30, 2015 consisted of the purchase of property and equipment of $189,000 and the purchase of marketable securities of $36,000. Our investing activities for the nine months ended September 30, 2014 consisted primarily of the purchase of property and equipment of $892,000, the purchase of marketable securities of $134,000, and proceeds from the sale of marketable securities of $440,000.

Alpha Pro Tech, Ltd.

Net cash used in financing activities was $753,000 for the nine months ended September 30, 2015, compared to net cash used in financing activities of $1,549,000 for the same period of 2014. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to the payment of $1,518,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $765,000 from the exercise of stock options. Our net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to the payment of $2,034,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $450,000 from the exercise of stock options and the tax benefit of $35,000 on stock options exercised.

As of September 30, 2015, we had $1,870,000 available for additional stock purchases under our stock repurchase program. During the nine months ended September 30, 2015, we repurchased 664,100 shares of common stock at a cost of $1,518,000. As of September 30, 2015, we had repurchased a total of 12,208,631 shares of common stock at a cost of $17,651,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2015, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2015	85,000	$2.18	85,000	$2,232,000
August 1 - 31, 2015	76,600	2.11	76,600	2,069,000
September 1 - 30, 2015	93,400	2.11	93,400	1,870,000
	255,000	2.13	255,000

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Executive Officer (filed herewith).
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, signed by Chief Financial Officer (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Executive Officer (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Chief Financial Officer (filed herewith).
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2015.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 5, 2015	BY:	/s/ Alexander Millar
Alexander Millar
Chief Executive Officer / President

DATE:	November 5, 2015	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Financial Officer