Form 10-K
period 2015-12-31
ALPHA PRO TECH LTD
filed 2016-03-03
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

{ X }	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

(Address of Principal Executive Offices, including zip code)

Registrant's telephone number, including area code: 905-479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015, was $34,458,372.

As of February 26, 2016, the registrant had outstanding 17,850,454 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on June 15, 2016 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business	3
	General	3
	Business	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information about Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	7
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	40

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accountant Fees and Services	41

PART IV:

Item 15.	Exhibits and Financial Statement Schedules	41

Signatures		43

Exhibit Index		44

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2015. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2015. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2015 and 2014 and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2015.

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

Our products are grouped into three business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; (2) the Disposable Protective Apparel segment, consisting of disposable protective apparel, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and (3) the Infection Control segment, consisting of face masks and eye shields. All financial information presented herein reflects the current segmentation.

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

The proprietary synthetic roof underlayment, REX™ SynFelt, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. We also manufacture and distribute TECHNOply™ and TECHNO™ SB, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market.

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

Infection Control

The Infection Control segment includes face masks and eye shields. Our face masks come in a wide variety of filtration efficiencies and styles. Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection. The term "blow-by" is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask. Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber. One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch® feature is the “N-95 Particulate Respirator face mask,” which was recommended by the Centers for Disease Control and Prevention (“CDC”) to combat the spread of the H1N1 Influenza A pandemic in 2009.

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

This segment could experience increased demand during outbreaks of infectious disease, such as H1N1 in 2009 and Ebola in 2014.

As described in more detail below under “Manufacturing,” our face masks are primarily manufactured in our facility in Salt Lake City, Utah. Our eye shields are produced in our facility in Nogales, Arizona and assembled by a subcontractor in Mexico.

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

	Years Ended December 31,
	2015	2014

Net sales by geographic region
United States	$43,753,000	$45,714,000
International	1,202,000	1,935,000

Consolidated net sales	$44,955,000	$47,649,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2015 and 2014, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated total net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region for the Company’s last two years.

	As of December 31,
	2015	2014
Long-lived assets by geographic region
United States	$2,564,000	$2,944,000
International	343,000	371,000

Consolidated total long-lived assets	$2,907,000	$3,315,000

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment, operates in a 165,400 square foot facility located at 301 South Blanchard Street, Valdosta, Georgia. The housewrap and synthetic roof underlayment, in a semi-finished state, is manufactured by a company in India in which Alpha Pro Tech has a 41.66% non-controlling ownership interest.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap and synthetic roof underlayment products in a semi-finished state. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has five facilities in India, three owned and two rented. One facility is a 102,000 square foot building for use in the manufacturing of building products. There is a 71,500 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented buildings are a 12,000 square foot facility for use in the coating of material and a 93,000 square foot facility for building products. We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona. The majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

The various United States patents issued have remaining durations of approximately 1 to 10 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 29, 2016, we had 129 full-time employees, including 18 employees at our principal executive office in Markham, Ontario, Canada; 10 employees at our face mask production facility in Salt Lake City, Utah; 34 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 37 employees at our Building Supply segment facility in Valdosta, Georgia; 17 employees on our sales and marketing team, located in various areas throughout the United States; and 7 employees in China.

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

Our industry is highly competitive, which may affect our ability to grow our customer base and generate sales.

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

The market price of the entity’s common stock has been volatile, and we expect that it will continue to be volatile as it is a publicly traded stock. In particular, the entity’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;
●	changing market conditions in the industries that it serves;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by the entity or its competitors;
●	its sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond its control.

Due to these factors, we may not be able to sell the investment in the publicly traded entity at or above the price we paid for it, which could result in substantial losses.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $5,900 for 4,200 square feet under a lease expiring February 28, 2018. Working out of the principal executive office are the President and Chairman, Alexander W. Millar, the Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $36,800 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rent is $23,400 for 60,000 square feet. This lease expires on December 31, 2016.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $18,000 for 34,500 square feet. This lease expires on July 31, 2016.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

N/A

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) (the “NYSE MKT”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE MKT.

		Low	High

2014	First Quarter	$1.99	$2.60
	Second Quarter	1.92	2.30
	Third Quarter	2.01	3.42
	Fourth Quarter	2.42	10.73

2015	First Quarter	$2.20	$2.91
	Second Quarter	2.11	2.93
	Third Quarter	1.94	2.30
	Fourth Quarter	1.55	2.25

2016	First Quarter	$1.55	$1.80

(Through February 26, 2016)

As of February 5, 2016, the Company’s common stock was held by 164 shareholders of record and approximately 6,461 beneficial owners.

DIVIDEND POLICY

The holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof. The Company has never declared or paid any dividends on any of its outstanding shares of common stock. The Board of Directors’ current policy is not to pay dividends but rather to use available funds to repurchase common shares in accordance with the Company’s repurchase program and to fund the continued development and growth of the Company. Consequently, the Company has no plans to pay cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2015	105,000	$2.11	105,000	$1,646,000
November 1 - 30, 2015	100,000	1.86	100,000	1,458,000
December 1 - 31, 2015	104,000	1.70	104,000	1,278,000
	309,000	$1.89	309,000

(1)

Pursuant to the Company’s share repurchase program, on June 22, 2015, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company has authorized the repurchase of $19,520,000 of common stock, of which $1,278,000 was available to repurchase as of December 31, 2015.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2015. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

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

Our products are grouped into three business segments: the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; the Disposable Protective Apparel segment, consisting of disposable protective apparel, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products; and the Infection Control segment, consisting of face masks and eye shields. All financial information presented herein reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2015	2014
Net sales	100.0%	100.0%
Gross profit	35.5%	36.6%
Selling, general and administrative expenses	30.7%	28.4%
Income from operations	3.3%	6.8%
Income before provision for income taxes	3.4%	8.3%
Net income	2.3%	5.8%

Fiscal 2015 Compared to Fiscal 2014

Sales. Consolidated net sales for the year ended December 31, 2015 decreased to $44,955,000, from $47,649,000 for the year ended December 31, 2014, representing a decrease of $2,694,000, or 5.7%. This decrease consisted of decreased sales in the Building Supply segment of $1,749,000, decreased sales in the Disposable Protective Apparel segment of $9,000 and decreased sales in the Infection Control segment of $936,000.

Building Supply segment sales for the year ended December 31, 2015 decreased by $1,749,000, or 6.3%, to $25,800,000, as compared to $27,549,000 for 2014. The decrease was primarily due to a 4.4% decrease in sales of REX™ Wrap housewrap, a 5.9% decrease in sales of synthetic roof underlayment (REX™ SynFelt and TECHNOply™ and our new TECHNO™ SB), a 5.7% decrease in sales of other woven material and an increase in rebates. Although total sales for the Building Supply segment were down, our TECHNO™ family of synthetic roof underlayment products (including TECHNOply™ and our new TECHNO™ SB) showed growth, with an increase of 32.0%. The sales mix of the Building Supply segment for the year ended December 31, 2015 was 62% for synthetic roof underlayment, 33% for housewrap and 5% for other woven material. This compared to 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material for the year ended December 31, 2014.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2015 decreased by $9,000, or 0.1%, to $14,661,000, compared to $14,670,000 for 2014. The decrease was primarily due to a decrease in sales to national and regional distributors, partially offset by an increase in sales to our major international supply chain partner.

Infection Control segment sales for the year ended December 31, 2015 decreased by $936,000, or 17.2%, to $4,494,000, compared to $5,430,000 for 2014. Shield sales were down by 43.9%, or $960,000, to $1,229,000, and mask sales were up by 0.7%, or $24,000, to $3,265,000, as compared to the year ended December 31, 2014. The overall decrease in this segment was primarily due to increased sales in the fourth quarter of 2014 as a result of the Ebola outbreak, which was not repeated in 2015.

Gross Profit. Gross profit decreased by $1,480,000, or 8.5%, to $15,972,000 for the year ended December 31, 2015 from $17,452,000 for 2014. The gross profit margin was 35.5% for the year ended December 31, 2015, compared to 36.6% for 2014. Gross profit margin was positively affected in 2015 by the U.S. Customs and Border Protection issuing a retroactive Generalized System of Preferences (GSP) refund for duty paid on eligible products. The GSP duty refund positively affected the gross profit margin in the third quarter 2015. For 2015, the GSP duty refund positively affected the gross profit margin by 1.5%. The GSP is a U.S. trade program designed to promote economic growth in the developing world by providing preferential duty-free entry for products from designated beneficiary countries. The GSP provides a retroactive duty refund to be applied to eligible goods that entered after July 31, 2013 through July 28, 2015. Certain Building Supply and Disposable Apparel segment products were eligible for this refund and will remain duty free under this program until at least December 31, 2017.

Gross profit margin was also affected by competitive pricing pressures and increased rebates in the Building Supply and Disposable Protective Apparel segments and increased manufacturing costs, especially in the Disposable Protective Apparel segment which more than offset the favorable impact of the GSP refund. Management is working to reduce product costs particularly in the Disposable Protective Apparel segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $281,000, or 2.1%, to $13,794,000 for the year ended December 31, 2015 from $13,513,000 for the year ended December 31, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 30.7% for the year ended December 31, 2015 from 28.4% for 2014.

The change in expense by segment was as follows: Disposable Protective Apparel increased by $170,000, or 4.7%, Infection Control increased by $52,000, or 9.8% and corporate unallocated expenses increased by $174,000 or 3.7%, partially offset by Building Supply which decreased by $115,000, or 2.5%.

The Company’s former Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. The former Chief Executive Officer was entitled to 75% (9/12th) of the bonus amount as he retired at the end of September 2015. Executive bonuses of $146,000 were expensed during the year ended December 31, 2015, as compared to $438,000 for 2014.

Depreciation and Amortization. Depreciation and amortization expense decreased by $18,000, or 2.5%, to $703,000 for the year ended December 31, 2015 from $721,000 for 2014.

Income from Operations. Income from operations decreased by $1,743,000, or 54.2%, to $1,475,000 for the year ended December 31, 2015, compared to income from operations of $3,218,000 for the year ended December 31, 2014. The decrease was due to a decrease in gross profit of $1,480,000, and an increase in selling, general and administrative expenses of $281,000, partially offset by a decrease in depreciation and amortization expense of $18,000.

Other Income. Other income decreased to $46,000 for the year ended December 31, 2015 from $725,000 for 2014. Other income consists of equity in income of unconsolidated affiliate, gain on investment in common stock and common stock warrants, and interest income. Other income consisted of equity in income of unconsolidated affiliate of $32,000 and interest income of $14,000 for the year ended December 31, 2015. Other income consisted of equity in income of unconsolidated affiliate of $300,000, gain on investment in common stock of $379,000, gain on investment in common stock warrants of $30,000 and interest income of $16,000 for the year ended December 31, 2014.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2015 was     $1,521,000, compared to income before provision for income taxes of $3,943,000 for the year ended December 31, 2014, representing a decrease of $2,422,000, or 61.4%. The decrease in income before provision for income taxes was due primarily to a decrease in income from operations of $1,743,000, partially offset by a decrease in other income of $679,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2015 was $480,000, compared to the provision for income taxes of $1,201,000 for 2014. The estimated effective tax rate was 31.6% for the year ended December 31, 2015, compared to 30.5% for 2014. Management expects the effective tax rate to be in the low to mid-30% range going forward.

Net Income. Net income for the year ended December 31, 2015 was $1,041,000, compared to net income of $2,742,000 for the year ended December 31, 2014, a decrease of $1,701,000, or 62.0%. The net income decrease was primarily due to a decrease in income before provision for income taxes of $2,422,000, partially offset by a decrease in income taxes of $721,000. Net income as a percentage of sales for the year ended December 31, 2015 was 2.5%, and net income as a percentage of sales for 2014 was 5.8%. Basic and diluted earnings per common share for each of the years ended December 31, 2015 and 2014 were $0.06 and $0.15, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had cash of $9,681,000 and working capital of $30,926,000, representing a decrease in working capital of 6.7%, or $2,215,000, from December 31, 2014. As of December 31, 2015 our current ratio was 15:1, compared to a 16:1 ratio as of December 31, 2014. Cash increased by 76.2%, or $4,186,000, to $9,681,000 as of December 31, 2015, compared to $5,495,000 as of December 31, 2014. The increase in cash was due to cash provided by operating activities of $5,971,000, cash used in investing activities of $449,000 and cash used in financing activities of $1,336,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2015, the prime interest rate was 3.5%. This credit line was renewed in May 2014 and expires in May 2016. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2015. The available line of credit is based on a formula of eligible accounts receivable and inventories. As of December 31, 2015, we did not have any borrowings under this credit facility.

Net cash provided by operating activities was $5,971,000 for the year ended December 31, 2015, compared to net cash used in operating activities of $879,000 for the year ended December 31, 2014. The net cash provided by operating activities for the year ended December 31, 2015 was due to net income of $1,041,000, adjusted by the following: amortization of share-based compensation expense of $24,000, depreciation and amortization of $703,000, equity in income of unconsolidated affiliate of $32,000, a decrease in deferred income taxes of $48,000, a decrease in accounts receivable of $2,896,000, a decrease in inventories of $146,000, a decrease in prepaid expenses of $1,312,000 and a decrease in accounts payable and accrued liabilities of $139,000.

Net cash used in operating activities of $879,000 for the year ended December 31, 2014 was due to net income of $2,742,000, adjusted by the following: amortization of share-based compensation expense of $33,000, depreciation and amortization of $721,000, equity in income of unconsolidated affiliate of $300,000, a gain on sales of marketable securities of $379,000, a gain on investment in common stock warrants of $30,000, an increase in deferred income taxes of $267,000, an increase in accounts receivable of $595,000, an increase in inventories of $2,404,000, an increase in prepaid expenses of $1,504,000 and an increase in accounts payable and accrued liabilities of $570,000.

Accounts receivable decreased by $2,896,000, or 51.1%, to $2,770,000 as of December 31, 2015 from $5,666,000 as of December 31, 2014. The decrease in accounts receivable was primarily related to decreased sales in the fourth quarter of 2015 as compared to 2014. In addition, in 2014 we provided extended payment terms on most Building Supply segment sales commencing in November 2014 and in 2015 we provided a similar program, but most of the extended terms did not commence until January 2016. The number of days sales outstanding as of December 31, 2015, calculated by using an average of accounts receivable outstanding for the year end dates, was 39 days, compared to 40 days as of December 31, 2014.

Inventories decreased by $146,000, or 0.9%, to $16,398,000 as of December 31, 2015 from $16,544,000 as of December 31, 2014. The decrease was primarily due to a decrease in inventories for the Building Supply segment of $854,000, or 9.80%, to $7,824,000 and a decrease in inventories for the Infection Control segment of $501,000, or 15.1%, to $2,805,000, partially offset by an increase in inventories for the Disposable Protective Apparel segment of $1,209,000, or 26.5%, to $5,769,000.

Prepaid expenses decreased by $1,380,000, or 30.9%, to $3,092,000 as of December 31, 2015 from $4,472,000 as of December 31, 2014. The decrease was primarily due a decrease in prepayments to suppliers in Asia for the purchase of inventories and a decrease in prepaid taxes.

Accounts payable and accrued liabilities as of December 31, 2015 decreased by $139,000, or 6.1%, to $2,155,000 from $2,294,000 as of December 31, 2014. The change was primarily due to a decrease in accounts payable of $72,000 and a decrease in accrued liabilities of $67,000.

Net cash used in investing activities was $449,000 for the year ended December 31, 2015, compared to net cash used in investing activities of $641,000 for 2014. Investing activities for the year ended December 31, 2015 consisted primarily of the purchase of property and equipment of $274,000 and the purchase of marketable securities of $175,000. Investing activities for the year ended December 31, 2014 consisted primarily of the purchase of property and equipment of $947,000 and the purchase of marketable securities of $134,000, partially offset by the sales of marketable securities of $440,000.

Net cash used in financing activities was $1,336,000 for the year ended December 31, 2015, compared to net cash used in financing activities of $1,200,000 for 2014. Our net cash used in financing activities for the year ended December 31, 2015 resulted from the payment of $2,110,000 for the repurchase of common stock, partially offset by the proceeds of $765,000 from the exercise of stock options and the excess tax benefit from stock options exercised of $9,000. Our net cash used in financing activities for the year ended December 31, 2014 resulted from the payment of $2,206,000 for the repurchase of common stock, partially offset by the proceeds of $775,000 from the exercise of stock options and the excess tax benefit from stock options exercised of $231,000.

For the year ended December 31, 2015, we repurchased 973,100 shares of common stock at a cost of $2,110,000. As of December 31, 2015, we had $1,278,000 available for additional stock purchases under our stock repurchase program. We have repurchased a total of 12,517,631 shares of common stock at a cost of $18,242,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has not adopted this guidance for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.:

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended.    These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 3, 2016

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash	$9,681,000	$5,495,000
Investments	656,000	2,840,000
Accounts receivable, net of allowance for doubtful accounts of $46,000 and $60,000 as of December 31, 2015 and 2014, respectively	2,762,000	5,333,000
Accounts receivable, related party	8,000	333,000
Inventories	16,398,000	16,544,000
Prepaid expenses	3,092,000	4,472,000
Deferred income tax assets	484,000	486,000
Total current assets	33,081,000	35,503,000

Property and equipment, net	2,907,000	3,315,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	51,000	71,000
Equity investments in unconsolidated affiliate	3,040,000	3,008,000
Total assets	$39,134,000	$41,952,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,027,000	$1,099,000
Accrued liabilities	1,128,000	1,195,000
Total current liabilities	2,155,000	2,294,000

Deferred income tax liabilities	867,000	1,752,000
Total liabilities	3,022,000	4,046,000

Commitments (Notes 9 and 12)

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 17,850,456 and 18,348,556 shares outstanding as of December 31, 2015 and 2014, respectively	178,000	183,000
Additional paid-in capital	16,526,000	17,833,000
Accumulated other comprehensive income (loss)	(148,000)	1,375,000
Retained earnings	19,556,000	18,515,000
Total shareholders' equity	36,112,000	37,906,000
Total liabilities and shareholders' equity	$39,134,000	$41,952,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2015	2014

Net sales	$44,955,000	$47,649,000

Cost of goods sold, excluding depreciation and amortization	28,983,000	30,197,000
Gross profit	15,972,000	17,452,000

Operating expenses:
Selling, general and administrative	13,794,000	13,513,000
Depreciation and amortization	703,000	721,000
Total operating expenses	14,497,000	14,234,000

Income from operations	1,475,000	3,218,000

Other income:
Equity in income of unconsolidated affiliate	32,000	300,000
Gain on sale of marketable securities and investment in common stock warrants	-	409,000
Interest income, net	14,000	16,000
Total other income	46,000	725,000

Income before provision for income taxes	1,521,000	3,943,000

Provision for income taxes	480,000	1,201,000

Net income	$1,041,000	$2,742,000

Basic earnings per common share	$0.06	$0.15

Diluted earnings per common share	$0.06	$0.15

Basic weighted average common shares outstanding	18,197,109	18,414,775

Diluted weighted average common shares outstanding	18,238,364	18,724,185

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014

Net income	$1,041,000	$2,742,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	(1,523,000)	995,000
Reclassification adjustment for gains included in net income	-	(245,000)
Total other comprehensive income (loss)	(1,523,000)	750,000
Comprehensive income (loss)	$(482,000)	$3,492,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2013	18,878,109	$189,000	$18,994,000	$625,000	$15,773,000	$35,581,000

Options exercised	490,000	5,000	770,000	-	-	775,000
Common stock repurchased and retired	(1,019,553)	(11,000)	(2,195,000)	-	-	(2,206,000)
Excess tax benefit from stock options exercised	-	-	231,000	-	-	231,000
Share-based compensation expense	-	-	33,000	-	-	33,000
Net income	-	-	-	-	2,742,000	2,742,000
Other comprehensive income	-	-	-	750,000	-	750,000
Balance as of December 31, 2014	18,348,556	183,000	17,833,000	1,375,000	18,515,000	37,906,000

Options exercised	475,000	5,000	760,000	-	-	765,000
Common stock repurchased and retired	(973,100)	(10,000)	(2,100,000)	-	-	(2,110,000)
Excess tax benefit from stock options exercised	-	-	9,000	-	-	9,000
Share-based compensation expense	-	-	24,000	-	-	24,000
Net income	-	-	-	-	1,041,000	1,041,000
Other comprehensive loss	-	-	-	(1,523,000)	-	(1,523,000)
Balance as of December 31, 2015	17,850,456	$178,000	$16,526,000	$(148,000)	$19,556,000	$36,112,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,041,000	$2,742,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	24,000	33,000
Depreciation and amortization	703,000	721,000
Equity in income of unconsolidated affiliate	(32,000)	(300,000)
Gain on investment in common stock warrants	-	(30,000)
Gain on sale of marketable securities	-	(379,000)
Deferred income taxes	(48,000)	267,000
Changes in assets and liabilities:
Accounts receivable, net	2,571,000	(518,000)
Accounts receivable, related party	325,000	(77,000)
Inventories	146,000	(2,404,000)
Prepaid expenses	1,380,000	(1,504,000)
Accounts payable and accrued liabilities	(139,000)	570,000

Net cash provided by (used in) operating activities	5,971,000	(879,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(274,000)	(947,000)
Purchase of investments	(175,000)	(134,000)
Proceeds from sale of investments	-	440,000

Net cash used in investing activities	(449,000)	(641,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	765,000	775,000
Repurchase of common stock	(2,110,000)	(2,206,000)
Excess tax benefit from stock options exercised	9,000	231,000

Net cash used in financing activities	(1,336,000)	(1,200,000)

Increase (decrease) in cash	4,186,000	(2,720,000)

Cash, beginning of the year	5,495,000	8,215,000

Cash, end of the year	$9,681,000	$5,495,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$303,000	$968,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

Events that occurred after December 31, 2015 through the date that these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2015. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the two most recent years.

Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable debt and equity securities. These investments are classified as available-for-sale in accordance with US generally accepted accounting principles (“US GAAP”). The Company does not have any investments in securities that are classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair values using quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in net income. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying balance sheets.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings (in years)		25
Machinery and equipment (in years)	5	-	15
Office furniture and equipment (in years)	2	-	7
Leasehold improvements (in years)	4	-	5

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined based on relevant market information and cannot be determined with precision. The Company’s financial instruments consist primarily of cash and marketable securities.

The Company’s marketable securities are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2015 and 2014.

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

Shipping and Handling Costs

The costs of shipping products to distributors are recorded in cost of goods sold.

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

For the years ended December 31, 2015 and 2014, there were 120,000 and zero stock options granted, respectively, under the Company’s option plan. The Company recognized $24,000 and $33,000 in share-based compensation expense for the years ended December 31, 2015 and 2014, respectively, related to issued options.

Income Taxes

The Company accounts for income taxes using the asset and liability method. A valuation allowance is recorded to reduce the carrying amounts of deferred income tax assets unless it is more likely than not that such assets will be realized. The Company’s policy is to record any interest and penalties assessed by the Internal Revenue Service as a component of the provision for income taxes. The Company presents taxes assessed by governmental authorities on revenue-producing activities (i.e., sales tax) on a net basis in the accompanying statements of income. The Company provides allowances for uncertain income tax positions when it is more likely than not that the position will not be sustained upon examination by the tax authority.

Alpha Pro Tech, Ltd. and its subsidiaries file income tax returns in the US federal jurisdiction, and in various state and foreign jurisdictions.  With limited exceptions, the Company is no longer subject to US federal, state or local income tax examination by tax authorities for years before 2012.  The Company is not currently under examination in any of the jurisdictions in which it operates.

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to common stock equivalents, and “diluted” EPS, which includes all common stock equivalents which are dilutive for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014

Net income (numerator)	$1,041,000	$2,742,000

Shares (denominator):
Basic weighted average common shares outstanding	18,197,109	18,414,775
Add: Dilutive effect of common stock options	41,255	309,410

Diluted weighted average common shares outstanding	18,238,364	18,724,185

Earnings per common share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Translation of Foreign Currencies

Transactions in foreign currencies are translated into US dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2015 and 2014.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2015 and 2014.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $37,000 and $38,000 for the years ended December 31, 2015 and 2014, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company's financial assets as of December 31, 2015 and 2014 were determined using the following levels of inputs:

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities - 2015	$656,000	$656,000	$-	$-
Marketable securities - 2014	2,840,000	2,840,000	-	-

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has not adopted this guidance for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

3.	Investments

As of December 31, 2015, investments totaled $656,000, which consisted of marketable securities. As of December 31, 2014, investments totaled $2,840,000, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Cost basis	$502,000	$327,000
Gain previously recognized on warrants	380,000	380,000
Gain (loss) included in accumulated other comprehensive income (loss)	(226,000)	2,133,000
Fair value	$656,000	$2,840,000

No marketable securities were sold during the year ended December 31, 2015. The change in unrealized loss of $1,523,000 and unrealized gain of $995,000 in the statements of comprehensive income (loss) are presented net of tax for the years ended December 31, 2015 and 2014, respectively. The tax benefit on the unrealized loss was $835,000, and the tax expense on unrealized gain was $382,000, in 2015 and 2014, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company held warrants to purchase common stock in an entity that were exercisable up to 167,500 shares of the entity. During 2014, all warrants were exercised. The following provides information regarding the Company’s investment in common stock warrants during the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Beginning balance	$-	$350,000
Fair value change in common stock warrants (1)	-	30,000
Fair value of warrants exercised	-	(380,000)
Ending balance	$-	$-

(1)	Amounts are recognized in other income on the accompanying consolidated statement of income

4.	Inventories

Inventories consisted of the following:

	December 31,
	2015	2014

Raw materials	$6,456,000	$6,436,000
Work in process	4,143,000	4,834,000
Finished goods	5,799,000	5,274,000
	$16,398,000	$16,544,000

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014

Buildings	$355,000	$355,000
Machinery and equipment	10,515,000	10,622,000
Office furniture and equipment	1,074,000	1,027,000
Leasehold improvements	497,000	463,000

	12,441,000	12,467,000
Less accumulated depreciation and amortization	(9,534,000)	(9,152,000)

	$2,907,000	$3,315,000

Depreciation and amortization expense for property and equipment was $683,000 and $701,000 for the years ended December 31, 2015 and 2014, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2015				December 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	5.0	$474,000	$(423,000)	$51,000	5.0	$474,000	$(403,000)	$71,000

Amortization expense for intangible assets was $20,000 for the years ended December 31, 2015 and 2014.

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,

2016	$18,000
2017	11,000
2018	6,000
2019 `	4,000
2020	2,000
Thereafter	10,000
$51,000

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for housewrap and synthetic roof underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics. The joint venture also supplies products for the Disposable Protective Apparel segment.

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has five facilities in India (three owned and two rented), consisting of: (1) a 102,000 square foot building for manufacturing building products; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; (4) a 12,000 square foot rented facility that coats material; and (5) a 93,000 square foot rental for manufacturing of building products. All additions have been financed by Harmony with no guarantees from the Company.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment existed as of December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, the Company purchased $14,272,000 and $19,040,000 of inventories, respectively, from Harmony. For the years ended December 31, 2015 and 2014, the Company recorded equity in income of unconsolidated affiliate of $32,000 and $300,000, respectively.

As of December 31, 2015, the Company’s investment in Harmony is $3,040,000, which consists of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,609,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2015	2014

Payroll expenses	$207,000	$192,000
Bonuses payable	727,000	809,000
Uncertain tax position liability (Note 11)	194,000	194,000
	$1,128,000	$1,195,000

9.	Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2016. Pursuant to the terms of the credit facility, the Company has borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The credit facility bears interest at prime plus 0.5% (prime rate was 3.50% and 3.25% as of December 31, 2015 and 2014, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.6% unused loan fee, on a quarterly basis.

As of December 31, 2015, the Company had no outstanding borrowings on its line of credit and no other debt.

10.	Shareholders' Equity

Repurchase Program

During the year ended December 31, 2015, the Company repurchased and retired 973,100 shares of its common stock for $2,110,000. During the year ended December 31, 2014, the Company repurchased and retired 1,019,553 shares of its common stock for $2,206,000. As of December 31, 2015, the Company had $1,278,000 available to repurchase common shares under the repurchase program.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of both incentive stock options and non-qualified stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

The 2004 Plan provides for a total of 5,000,000 common shares eligible for issuance.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Under the 2004 Plan, approximately 3,350,000 options had been granted as of December 31, 2015. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price Per Option

Options outstanding, December 31, 2013	1,070,000	$1.58
Exercised	(490,000)	1.58
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2014	580,000	1.58
Granted to non-employee directors	120,000	1.58
Exercised	(475,000)	1.61
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2015	225,000	1.52
Options exercisable, December 31, 2015	65,000	1.43

Stock options to purchase 225,000 and 580,000 shares of common stock were outstanding as of December 31, 2015 and 2014, respectively.  All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2015. All except 30,000 of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2014.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options For the Years Ended December 31,
	2015	2014
Exercise price	$1.58	-
Risk-free interest rate	1.69%	-
Expected volatility	59.20%	-
Expected life in years	4.25	-
Dividend rate	-	-
Black-Scholes fair value	$0.75 (1)	-

(1)	The fair value calculation was based on the stock options granted during the year.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2015:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value

$1.51	-	$1.98	225,000	$1.52	3.76	$51,000	65,000	$1.43	2.29	$21,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015 and 2014 was $340,000 and $1,057,000, respectively.

As of December 31, 2015, $107,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average remaining period of 2.45 years. Cash received from 475,000 options exercised for the year ended December 31, 2015 was $765,000.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2015	2014

Current	$528,000	$934,000
Deferred	(48,000)	267,000

	$480,000	$1,201,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2015	2014

Current deferred income taxes:
Foreign tax credits	$66,000	$16,000
Temporary differences:
Inventory reserve	107,000	158,000
Accrued expenses and inventory	311,000	312,000
Current deferred income tax assets, net	$484,000	$486,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	$(681,000)	$(755,000)
Intangible assets	(3,000)	(3,000)
Marketable securities	78,000	(758,000)
Basis diffence in investments	(129,000)	(129,000)
Foreign exchange	(45,000)	(35,000)
Other	(12,000)	-
State income taxes	(75,000)	(72,000)

Non-current deferred income tax liabilities	(867,000)	(1,752,000)

Net deferred income tax liability	$(383,000)	$(1,266,000)

The provision for income taxes differs from the amount that would be obtained by applying the US statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2015	2014
Income taxes based on US statutory rate of 34%	$518,000	$1,340,000
Non-deductible meals and entertainment	7,000	5,000
Domestic manufacturer's deduction	(18,000)	(41,000)
Foreign taxes	(11,000)	(102,000)
State taxes	75,000	88,000
Other	(91,000)	(89,000)

	$480,000	$1,201,000

In 2012, the Company modified its tax reporting for Harmony, which lowers the Company’s effective tax rate. The Company recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012. The uncertain tax position liability was reduced during 2013 to $194,000 after it was determined that certain tax returns could not be amended.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Unrecognized tax benefits during the years ended December 31, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2015	2014
Balance as of January 1	$194,000	$194,000
Gross increase from tax positions taken during the year	-	-
Gross increase from tax positions taken during prior periods	-	-
Reductions to unrecognized tax benefits	-	-
Balance as of December 31	$194,000	$194,000

12.	Operating Lease Commitments

The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.

The following summarizes future minimum lease payments required under non-cancelable operating lease agreements:

Years Ending December 31,	Future Minimum Lease Payments

2016	$919,000
2017	504,000
2018	504,000
2019	452,000
2020	450,000
Thereafter	1,388,000
$4,217,000

Total rent expense under operating leases for the years ended December 31, 2015 and 2014 was $1,036,000 and $1,018,000, respectively.

13.	Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan. Under the plan, US employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $37,000 and $38,000 for the years ended December 31, 2015 and 2014, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. The former Chief Executive Officer and President are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. The former Chief Executive Officer was entitled to 75% of the bonus amount as he retired at the end of September 2015. Executive bonuses of $146,000 and $438,000 were accrued as of December 31, 2015 and 2014, respectively.

14.	Activity of Business Segments

The Company operates through three segments:

Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment as well as other woven material. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, such as shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods for the pharmaceutical, cleanroom, industrial and medical markets. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2015	2014

Building Supply	$25,800,000	$27,549,000
Disposable Protective Apparel	14,661,000	14,670,000
Infection Control	4,494,000	5,430,000

Consolidated net sales	$44,955,000	$47,649,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2015	2014

Building Supply	$3,605,000	$4,750,000
Disposable Protective Apparel	1,439,000	1,601,000
Infection Control	1,396,000	1,953,000
Total segment income	6,440,000	8,304,000

Gain on sale of marketable securities and investment in common stock warrants	-	409,000
Unallocated corporate overhead expenses	4,919,000	4,770,000
Provision for income taxes	480,000	1,201,000
Consolidated net income	$1,041,000	$2,742,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2015	2014

Net sales by geographic region
United States	$43,753,000	$45,714,000
International	1,202,000	1,935,000

Consolidated net sales	$44,955,000	$47,649,000

	As of December 31,
	2015	2014
Long-lived assets by geographic region
United States	$2,564,000	$2,944,000
International	343,000	371,000

Consolidated total long-lived assets	$2,907,000	$3,315,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2015 and 2014, the Company did not generate sales from any country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2015	2014

Disposable Protective Apparel	$394,000	$450,000
Building Supply	2,410,000	2,613,000
Infection Control	166,000	368,000
Total segment assets	2,970,000	3,431,000

Unallocated corporate assets	43,000	10,000
Total consolidated assets	$3,013,000	$3,441,000

15.	Concentration of Risk

          The Company maintains its cash in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities are in one publicly traded entity. The Company has recognized gain on investment in common stock warrants and unrealized gain (loss) in comprehensive income (loss). The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the US. Customers accounting for 10% or more of accounts receivable as of December 31, 2015 and 2014, and 10% or more of net sales for the years ended December 31, 2015 and 2014, were as follows:

Accounts receivable:	2015	2014
Customer A	11%	*
Customer B	23%	17%
Customer C	8%	17%

Net Sales:
Customer B	18%	15%

* Customer’s balance was below the 10% threshold for accounts receivable as of December 31, 2014.

16.	Employment Agreements

The Company signed five-year employment agreements with two of its executive officers, which automatically renew annually on the agreements’ anniversary date.  The agreements provide that, if the officers terminate employment without cause, as defined in the agreements, the officers are entitled to receive certain severance payments.  If termination occurs due to retirement, the officers may enter into a four-year consulting arrangement with the Company at a specified percentage of the officers’ then current salaries. Upon death or disability, the Company will also make certain payments to the executive or the executive’s estate or beneficiary, as applicable. During the third quarter of 2015, our former CEO retired, which resulted in a severance amount of $601,000.  The severance amount is paid out to the former CEO over a 12-month period, and the related accrual as of December 31, 2015 was $452,000.  The former CEO did not enter into a consulting arrangement subsequent to his retirement.

17.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2015 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chairman and Chief Executive Officer (principal executive officers) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2016.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2015 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	225,000	(1)	$1.52	2,812,000	(2)

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

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2016.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2015 and 2014;

Consolidated Statements of Income – Years Ended December 31, 2015 and 2014;

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2015 and 2014;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2015 and 2014;

Consolidated Statements of Cash Flows – Years Ended December 31, 2015 and 2014;

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3)	& (b)Exhibits.

The exhibits listed on the Exhibit Index beginning on page 44 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2016

ALPHA PRO TECH, LTD.

DATE:	March 3, 2016	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
Chief Executive Officer and Director

DATE:	March 3, 2016	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

/s/Lloyd Hoffman

Lloyd Hoffman, Chief Executive Officer and Director

(Principal Executive Officer)

/s/Alexander W. Millar

Alexander W. Millar, President and Director

(Principal Executive Officer)

/s/Colleen McDonald

Colleen McDonald, Chief Financial Officer

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
10.9

Employment Agreement between the Company and Sheldon Hoffman, dated May 15, 2015, incorporated by reference to Exhibit 10.1 to Form 10-Q/A for the quarter ended June 30, 2015, filed on November 5, 2015 (File No. 001-15725).*

10.10	Employment Agreement between the Company and Alexander Millar, dated May 15, 2015, incorporated by reference to Exhibit 10.2 to Form 10-Q/A for the quarter ended June 30, 2015, filed on November 5, 2015 (File No. 001-15725).*
14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data File

* Indicates a management contract or compensatory plan or arrangement.