Form 10-Q
period 2016-03-31
ALPHA PRO TECH LTD
filed 2016-05-05
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2016
Common Stock, $0.01 par value	17,455,454 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015 (1)
Assets
Current assets:
Cash	$8,247,000	$9,681,000
Investments	551,000	656,000
Accounts receivable, net of allowance for doubtful accounts of $71,000 and $46,000 as of March 31, 2016 and December 31, 2015, respectively	6,196,000	2,762,000
Accounts receivable, related party	-	8,000
Inventories	14,755,000	16,398,000
Prepaid expenses and other current assets	2,522,000	3,092,000
Deferred income tax assets	484,000	484,000
Total current assets	32,755,000	33,081,000

Property and equipment, net	2,812,000	2,907,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	46,000	51,000
Equity investments in unconsolidated affiliate	3,138,000	3,040,000
Total assets	$38,806,000	$39,134,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,077,000	$1,027,000
Accrued liabilities	1,053,000	1,128,000
Total current liabilities	2,130,000	2,155,000

Deferred income tax liabilities	816,000	867,000
Total liabilities	2,946,000	3,022,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 17,455,456 and 17,850,456 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	174,000	178,000
Additional paid-in capital	15,867,000	16,526,000
Accumulated other comprehensive loss	(244,000)	(148,000)
Retained earnings	20,063,000	19,556,000
Total shareholders' equity	35,860,000	36,112,000
Total liabilities and shareholders' equity	$38,806,000	$39,134,000

(1) The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Net sales	$11,847,000	$10,654,000

Cost of goods sold, excluding depreciation and amortization	7,602,000	6,829,000

Gross profit	4,245,000	3,825,000

Operating expenses:
Selling, general and administrative	3,457,000	3,577,000
Depreciation and amortization	154,000	171,000

Total operating expenses	3,611,000	3,748,000

Income from operations	634,000	77,000

Other income:
Equity in income of unconsolidated affiliate	98,000	98,000
Interest income, net	1,000	1,000

Total other income	99,000	99,000

Income before provision for income taxes	733,000	176,000

Provision for income taxes	226,000	28,000

Net income	$507,000	$148,000

Basic earnings per common share	$0.03	$0.01

Diluted earnings per common share	$0.03	$0.01

Basic weighted average common shares outstanding	17,669,331	18,299,933

Diluted weighted average common shares outstanding	17,669,331	18,499,572

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Net income	$507,000	$148,000
Other comprehensive loss:
Change in unrealized loss on marketable securities, net of tax	(96,000)	(328,000)
Comprehensive income (loss)	$411,000	$(180,000)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2016

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance as of December 31, 2015	17,850,456	$178,000	$16,526,000	$19,556,000	$(148,000)	$36,112,000
Common stock repurchased and retired	(395,000)	(4,000)	(675,000)	-	-	(679,000)
Stock-based compensation	-	-	16,000	-	-	16,000
Net income	-	-	-	507,000	-	507,000
Other comprehensive loss	-	-	-	-	(96,000)	(96,000)

Balance as of March 31, 2016	17,455,456	$174,000	$15,867,000	$20,063,000	$(244,000)	$35,860,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$507,000	$148,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	16,000	6,000
Depreciation and amortization	154,000	171,000
Equity in income of unconsolidated affiliate	(98,000)	(98,000)
Changes in assets and liabilities:
Accounts receivable, net	(3,434,000)	(2,459,000)
Accounts receivable, related party	8,000	(84,000)
Inventories	1,643,000	(2,573,000)
Prepaid expenses and other current assets	570,000	(56,000)
Accounts payable and accrued liabilities	(25,000)	924,000

Net cash used in operating activities	(659,000)	(4,021,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(55,000)	(58,000)
Purchase of marketable securities	(41,000)	-

Net cash used in investing activities	(96,000)	(58,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(679,000)	(311,000)

Net cash used in financing activities	(679,000)	(311,000)

Decrease in cash	(1,434,000)	(4,390,000)

Cash, beginning of the period	9,681,000	5,495,000

Cash, end of the period	$8,247,000	$1,105,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), which was filed on March 3, 2016. The results of operations for the three months ended March 31, 2016 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2015 was prepared using information from the audited consolidated balance sheet contained in the 2015 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the three months ended March 31, 2016 and 2015, there were no stock options granted under the Company’s option plan. The Company recognized $16,000 and $6,000 in stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively, related to the vesting of previously issued options.

Stock options to purchase 225,000 shares of common stock were outstanding as of March 31, 2016, and December 31, 2015.

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

The following table summarizes stock option activity for the three months ended March 31, 2016:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2015	225,000	$1.52
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2016	225,000	1.52

Options exercisable, March 31, 2016	65,000	1.43

As of March 31, 2016, $94,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.3 years.

4.	Investments

As of March 31, 2016 and December 31, 2015, investments totaled $551,000 and $656,000, respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Cost basis	$544,000	$502,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive income (loss)	(373,000)	(226,000)
Fair value	$551,000	$656,000

No marketable securities were sold during the three months ended March 31, 2016 and the year ended December 31, 2015. The change in unrealized loss of $96,000 and $328,000 for the three months ended March 31, 2016 and 2015, respectively, in the statements of comprehensive income (loss) are presented net of tax for the quarters ended March 31, 2016 and 2015, respectively. The tax benefit on the unrealized loss was $51,000, and $205,000 for the quarters ended March 31, 2016 and 2015, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

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

6.	Inventories

As of March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31,	December 31,
	2016	2015

Raw materials	$5,664,000	$6,456,000
Work in process	3,610,000	4,143,000
Finished goods	5,481,000	5,799,000
	$14,755,000	$16,398,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has five facilities in India (three owned and two rented), consisting of: (1) a 102,000 square foot building for manufacturing building products; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; (4) a 12,000 square foot rented facility for coating material; and (5) a 93,000 square foot rented facility for the manufacturing of building products. All additions have been financed by Harmony with no guarantees from the Company.

The Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, the Company determines whether or not it is the primary beneficiary of the VIE, and, if so, the Company will consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2016.

For the three months ended March 31, 2016 and 2015, Alpha Pro Tech purchased $2,822,000 and $3,058,000 of inventories, respectively, from Harmony.

For the three months ended March 31, 2016 and 2015, the Company recorded equity in income of unconsolidated affiliate of $98,000 and $98,000, respectively.

As of March 31, 2016, the Company’s investment in Harmony was $3,138,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,707,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015

Bonuses payable	$549,000	$727,000
Payroll expenses	310,000	207,000
Uncertain tax position liability	194,000	194,000
	$1,053,000	$1,128,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
	2016	2015
Net income (numerator)	$507,000	$148,000

Shares (denominator):
Basic weighted average common shares outstanding	17,669,331	18,299,933
Add: dilutive effect of common stock options	-	199,639

Diluted weighted average common shares outstanding	17,669,331	18,499,572

Earnings per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

10.	Activity of Business Segments

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Building Supply	$6,754,000	$5,811,000
Disposable Protective Apparel	3,825,000	3,648,000
Infection Control	1,268,000	1,195,000
Consolidated net sales	$11,847,000	$10,654,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Building Supply	$1,012,000	$653,000
Disposable Protective Apparel	335,000	331,000
Infection Control	455,000	387,000
Total segment income	1,802,000	1,371,000

Unallocated corporate overhead expenses	1,069,000	1,195,000
Provision for income taxes	226,000	28,000
Consolidated net income	$507,000	$148,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Building Supply	$2,333,000	$2,410,000
Disposable Protective Apparel	379,000	394,000
Infection Control	159,000	166,000
Total segment assets	2,871,000	2,970,000

Unallocated corporate assets	42,000	43,000
Total consolidated assets	$2,913,000	$3,013,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2016 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Gross profit	35.8%	35.9%
Selling, general and administrative expenses	29.2%	33.6%
Income from operations	5.4%	0.7%
Income before provision for income taxes	6.2%	1.7%
Net income	4.3%	1.4%

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Sales. Consolidated sales for the three months ended March 31, 2016 increased to a first quarter record of $11,847,000, from $10,654,000 for the three months ended March 31, 2015, representing an increase of $1,193,000, or 11.2%. This increase consisted of increased sales in the Building Supply segment of $943,000, increased sales in the Disposable Protective Apparel segment of $177,000 and increased sales in the Infection Control segment of $73,000.

Building Supply segment sales for the three months ended March 31, 2016 increased by $943,000, or 16.2%, to a first quarter record of $6,754,000, compared to $5,811,000 for the same period in 2015. This segment increase was primarily due to a 15.9% increase in sales of housewrap, a 17.9% increase in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB) and sales of other woven material remained basically unchanged. Sales in the first quarter of 2016 were positively affected by a milder winter which allowed for continued building and roofing and the continued broadening of the Company’s distribution network. The sales mix of the Building Supply segment for the three months ended March 31, 2016 was 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material. This compared to 61% for synthetic roof underlayment, 34% for housewrap and 5% for other woven material for the three months ended March 31, 2015. Management is optimistic that the Building Supply segment should continue to grow for all of 2016 similar to the first quarter.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2016 increased by $177,000, or 4.9%, to $3,825,000, compared to $3,648,000 for the same period of 2015. The increase was primarily due to an increase in sales to our major international supply chain partner and an increase in sales to national and regional distributors.

Infection Control segment sales for the three months ended March 31, 2016 increased by $73,000, or 6.1%, to $1,268,000, compared to $1,195,000 for the same period of 2015. Shield sales were up by 26.2%, or $73,000, to $352,000 and mask sales were flat at $916,000.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit increased by $420,000, or 11.0%, to $4,245,000 for the three months ended March 31, 2016, from $3,825,000 for the same period of 2015. The gross profit margin was 35.8% for the three months ended March 31, 2016, compared to 35.9% for the same period of 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $120,000, or 3.4%, to $3,457,000 for the three months ended March 31, 2016, from $3,577,000 for the three months ended March 31, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 29.2% for the three months ended March 31, 2016, from 33.6% for the same period of 2015.

The change in expenses for the first quarter by segment was as follows: Building Supply was down $1,000, or 0.1%, Disposable Protective Apparel was down $3,000, or 0.3%, Infection Control was up $10,000, or 6.7%, and corporate unallocated expenses were down $126,000, or 10.5%.

The Company’s President and Chairman is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $39,000 was accrued for the three months ended March 31, 2016, as compared to $20,000 for the same period of 2015. Our recently retired CEO was also entitled to the same 5% bonus for the three months ended March 31, 2015.

Depreciation and Amortization. Depreciation and amortization expense decreased by $17,000, or 9.9%, to $154,000 for the three months ended March 31, 2016, from $171,000 for the same period of 2015. The decrease for the three months was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment.

Income from Operations. Income from operations increased by $557,000, or 723.4%, to $634,000 for the three months ended March 31, 2016, compared to $77,000 for the three months ended March 31, 2015. The increased income from operations was primarily due to an increase in gross profit of $420,000, partially offset by a decrease in selling, general and administrative expenses of $120,000 and a decrease in depreciation and amortization expense of $17,000.

Other Income. Other income was flat with income of $99,000 for both the three months ended March 31, 2016 and 2015. Other income consists of equity in income of unconsolidated affiliate and interest income. Other income consisted primarily of equity in income of unconsolidated affiliate of $98,000 and interest income of $1,000 for both three months ended March 31, 2016 and 2015.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2016 was $733,000, compared to income before provision for income taxes of $176,000 for the three months ended March 31, 2015, representing an increase of $557,000, or 316.5%. The increase in income before provision for income taxes was due to an increase in income from operations of $557,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2016 was $226,000, compared to $28,000 for the same period of 2015. The estimated effective tax rate was 30.8% for the three months ended March 31, 2016, compared to 15.9% for the same period of 2015. The Company does not record a tax provision on equity in income of unconsolidated affiliate.

Net Income. Net income for the three months ended March 31, 2016 was $507,000, compared to net income of $148,000 for the three months ended March 31, 2015, representing an increase of $359,000, or 242.6%. The net income increase was primarily due to an increase in income before provision for income taxes of $557,000, partially offset by an increase in provision for income taxes of $198,000. Net income as a percentage of net sales for the three months ended March 31, 2016 was 4.3%, and net income as a percentage of net sales for the same period of 2015 was 1.4%. Basic and diluted earnings per common share for the three months ended March 31, 2016 and 2014 were $0.03 and $0.01, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash of $8,247,000 and working capital of $30,625,000, representing a decrease in working capital of 1.0%, or $301,000, from December 31, 2015. As of March 31, 2016, our current ratio (current assets/current liabilities) was 15:1 as compared to same ratio as of December 31, 2015. Cash decreased by 14.8%, or $1,434,000, to $8,247,000 as of March 31, 2016, compared to $9,681,000 as of December 31, 2015. The decrease in cash was due to cash used in operating activities of $659,000, cash used in investing activities of $96,000 and cash used in financing activities of $679,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2016, the prime interest rate was 3.5%. This credit line was renewed in May 2014 and expires in May 2016. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2016. As of March 31, 2016, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash used in operating activities of $659,000 for the three months ended March 31, 2016 was due to net income of $507,000, adjusted primarily by the following: amortization of stock-based compensation expense of $16,000, depreciation and amortization of $154,000, equity in income of unconsolidated affiliate of $98,000, an increase in accounts receivable of $3,434,000, a decrease in accounts receivable, related party of $8,000, a decrease in inventory of $1,643,000, a decrease in prepaid expenses and other current assets of $570,000 and a decrease in accounts payable and accrued liabilities of $25,000.

Accounts receivable increased by $3,434,000, or 124.3%, to $6,196,000 as of March 31, 2016 from $2,762,000 as of December 31, 2015. The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through the end of the first quarter of 2016 to remain competitive, as our competition also offers these extended payment terms. We started this program in late November 2015, and the majority of these receivables are due to be collected in the second quarter of this year. The number of days that sales remained outstanding as of March 31, 2016, calculated by using an average of accounts receivable outstanding, was 35 days, compared to 39 days as of December 31, 2015.

Inventory decreased by $1,643,000, or 10.0%, to $14,755,000 as of March 31, 2016, from $16,398,000 as of December 31, 2015. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $655,000, or 11.4%, to $5,114,000, a decrease in inventory for the Building Supply segment of $843,000, or 10.8%, to $6,981,000 and a decrease in inventory for the Infection Control segment of $145,000, or 5.2%, to $2,660,000.

Prepaid expenses and other current assets decreased by $570,000, or 18.4%, to $2,522,000 as of March 31, 2016 from $3,092,000 as of December 31, 2015. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of March 31, 2016 decreased by $25,000, or 1.2%, to $2,130,000, from $2,155,000 as of December 31, 2015. The change was primarily due to a decrease in accrued liabilities of $75,000 and an increase in trade payables of $50,000.

Net cash used in investing activities was $96,000 for the three months ended March 31, 2016, compared to net cash used in investing activities of $58,000 for the same period of 2015. Our investing activities for the three months ended March 31, 2016 consisted of the purchase of property and equipment of $55,000 and the purchase of marketable securities of $41,000. Our investing activities for the three months ended March 31, 2015 consisted of the purchase of property and equipment of $58,000.

Net cash used in financing activities was $679,000 for the three months ended March 31, 2016, compared to net cash used in financing activities of $311,000 for the same period of 2015. The net cash used in financing activities for the three months ended March 31, 2016 was due to the payment of $679,000 for the repurchase of shares of our common stock. Our net cash used in financing activities for the three months ended March 31, 2015 was due to the payment of $311,000 for the repurchase of shares of our common stock.

As of March 31, 2016, we had $600,000 available for additional stock purchases, under our stock repurchase program. During the three months ended March 31, 2016, we repurchased 395,000 shares of common stock at a cost of $679,000. As of March 31, 2016, we had repurchased a total of 12,912,631 shares of common stock at a cost of $18,921,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2016	106,000	$1.65	106,000	$1,102,000
February 1 - 29, 2016	127,000	1.67	127,000	888,000
March 1 - 31, 2016	162,000	1.76	162,000	600,000
	395,000	1.70	395,000

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2016.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 5, 2016	BY: /s/Lloyd Hoffman

Lloyd Hoffman
Chief Executive Officer and Director

DATE:	May 5, 2016	BY: /s/Colleen McDonald

Colleen McDonald
Chief Financial Officer