Form 10-Q
period 2016-06-30
ALPHA PRO TECH LTD
filed 2016-08-04
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 28, 2016
Common Stock, $0.01 par value	16,960,354 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015 (1)
Assets
Current assets:
Cash	$10,588,000	$9,681,000
Investments	574,000	656,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 and $46,000 as of June 30, 2016 and December 31, 2015, respectively	5,113,000	2,762,000
Accounts receivable, unconsolidated affiliate	2,000	8,000
Inventories	12,656,000	16,398,000
Prepaid expenses and other current assets	2,942,000	3,092,000
Deferred income tax assets	484,000	484,000
Total current assets	32,359,000	33,081,000

Property and equipment, net	2,806,000	2,907,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	42,000	51,000
Equity investments in unconsolidated affiliate	3,231,000	3,040,000
Total assets	$38,493,000	$39,134,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$965,000	$1,027,000
Accrued liabilities	1,087,000	1,128,000
Total current liabilities	2,052,000	2,155,000

Deferred income tax liabilities	820,000	867,000
Total liabilities	2,872,000	3,022,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 16,960,356 and 17,850,456 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	170,000	178,000
Additional paid-in capital	14,817,000	16,526,000
Accumulated other comprehensive loss	(226,000)	(148,000)
Retained earnings	20,860,000	19,556,000
Total shareholders' equity	35,621,000	36,112,000
Total liabilities and shareholders' equity	$38,493,000	$39,134,000

(1) The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$12,708,000	$12,095,000	$24,555,000	$22,749,000

Cost of goods sold, excluding depreciation and amortization	8,168,000	8,179,000	15,770,000	15,008,000

Gross profit	4,540,000	3,916,000	8,785,000	7,741,000

Operating expenses:
Selling, general and administrative	3,334,000	3,520,000	6,791,000	7,097,000
Depreciation and amortization	117,000	150,000	271,000	321,000

Total operating expenses	3,451,000	3,670,000	7,062,000	7,418,000

Income from operations	1,089,000	246,000	1,723,000	323,000

Other income:
Equity in income of unconsolidated affiliate	93,000	117,000	191,000	215,000
Interest income, net	1,000	14,000	2,000	15,000

Total other income	94,000	131,000	193,000	230,000

Income before provision for income taxes	1,183,000	377,000	1,916,000	553,000

Provision for income taxes	386,000	89,000	612,000	117,000

Net income	$797,000	$288,000	$1,304,000	$436,000

Basic earnings per common share	$0.05	$0.02	$0.07	$0.02

Diluted earnings per common share	$0.05	$0.02	$0.07	$0.02

Basic weighted average common shares outstanding	17,211,268	18,208,947	17,440,299	18,254,188

Diluted weighted average common shares outstanding	17,211,268	18,308,806	17,440,299	18,388,228

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss)  (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$797,000	$288,000	$1,304,000	$436,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	18,000	(541,000)	(78,000)	(869,000)
Comprehensive income (loss)	$815,000	$(253,000)	$1,226,000	$(433,000)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2016

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of December 31, 2015	17,850,456	$178,000	$16,526,000	$(148,000)	$19,556,000	$36,112,000
Common stock repurchased and retired	(890,100)	(8,000)	(1,743,000)	-	-	(1,751,000)
Stock-based compensation expense	-	-	34,000	-	-	34,000
Net income	-	-	-	-	1,304,000	1,304,000
Other comprehensive loss	-	-	-	(78,000)	-	(78,000)
Balance as of June 30, 2016	16,960,356	$170,000	$14,817,000	$(226,000)	$20,860,000	$35,621,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,304,000	$436,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	34,000	11,000
Depreciation and amortization	271,000	321,000
Equity in income of unconsolidated affiliate	(191,000)	(215,000)
Changes in assets and liabilities:
Accounts receivable, net	(2,351,000)	(438,000)
Accounts receivable, unconsolidated affiliate	6,000	249,000
Inventories	3,742,000	(2,674,000)
Prepaid expenses and other current assets	150,000	1,667,000
Accounts payable and accrued liabilities	(103,000)	(567,000)

Net cash provided by (used in) operating activities	2,862,000	(1,210,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(163,000)	(106,000)
Purchase of marketable securities	(41,000)	(15,000)

Net cash used in investing activities	(204,000)	(121,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,751,000)	(968,000)
Proceeds from exercise of stock options	-	718,000

Net cash used in financing activities	(1,751,000)	(250,000)

Increase (decrease) in cash	907,000	(1,581,000)

Cash, beginning of the period	9,681,000	5,495,000

Cash, end of the period	$10,588,000	$3,914,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), which was filed on March 3, 2016. The results of operations for the six months ended June 30, 2016 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2015 was prepared using information from the audited consolidated balance sheet contained in the 2015 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the six months ended June 30, 2016, 810,000 stock options were granted under the Company’s option plan. For the six months ended June 30, 2015, no stock options were granted under the Company’s option plan. The Company recognized $34,000 and $11,000 in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively, related to the vesting of previously issued options.

Stock options to purchase 1,035,000 shares of common stock were outstanding as of June 30, 2016, and stock options to purchase 225,000 shares of common stock were outstanding as of December 31, 2015.

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

The following table summarizes stock option activity for the six months ended June 30, 2016:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2015	225,000	$1.52
Granted to employees and non-employee directors	810,000	2.12
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, June 30, 2016	1,035,000	1.99
Options exercisable, June 30, 2016	65,000	1.43

As of June 30, 2016, $883,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.89 years.

4.	Investments

As of June 30, 2016 and December 31, 2015, investments totaled $574,000 and $656,000 respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Cost basis	$543,000	$502,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive income (loss)	(349,000)	(226,000)
Fair value	$574,000	$656,000

No marketable securities were sold during the six months ended June 30, 2016 and the year ended December 31, 2015. The change in unrealized gain of $18,000 and unrealized loss of $541,000 for the three months ended June 30, 2016 and 2015, respectively, in the statements of comprehensive income (loss) are presented net of tax for the quarters ended June 30, 2016 and 2015, respectively. The tax expense on the unrealized gain was $5,000, and the tax benefit on the unrealized loss was $285,000 for the quarters ended June 30, 2016 and 2015, respectively. The change in unrealized loss of $78,000 and $869,000 for the six months ended June 30, 2016 and 2015, respectively, in the statements of comprehensive income (loss) are presented net of tax for the six months ended June 30, 2016 and 2015. The tax benefit on the unrealized loss was $46,000 and $490,000 for the six months ended June 30, 2016 and 2015, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statement Statements (Unaudited)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has not yet adopted this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718),which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30,	December 31,
	2016	2015

Raw materials	$5,019,000	$6,456,000
Work in process	3,044,000	4,143,000
Finished goods	4,593,000	5,799,000
	$12,656,000	$16,398,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2016.

For the three months ended June 30, 2016 and 2015, Alpha Pro Tech purchased $3,107,000 and $5,420,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2016 and 2015, Alpha Pro Tech purchased $5,930,000 and $8,477,000 of inventories, respectively, from Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2016 and 2015, the Company recorded equity in income of unconsolidated affiliate of $93,000 and $117,000, respectively, related to Harmony. For the six months ended June 30, 2016 and 2015, the Company recorded equity in income of unconsolidated affiliate of $191,000 and $215,000, respectively, related to Harmony.

As of June 30, 2016, the Company’s investment in Harmony was $3,231,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $2,800,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015

Payroll expenses	$282,000	$727,000
Bonuses payable	611,000	207,000
Uncertain tax position liability	194,000	194,000
	$1,087,000	$1,128,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (numerator)	$797,000	$288,000	$1,304,000	$436,000

Shares (denominator):
Basic weighted average common shares outstanding	17,211,268	18,208,947	17,440,299	18,254,188
Add: dilutive effect of common stock options	-	99,859	-	134,040

Diluted weighted average common shares outstanding	17,211,268	18,308,806	17,440,299	18,388,228

Earnings per common share:
Basic	$0.05	$0.02	$0.07	$0.02
Diluted	$0.05	$0.02	$0.07	$0.02

10.	Activity of Business Segments

The Company operates through three business segments:

Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment, as well as other woven material. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Building Supply	$7,924,000	$7,073,000	$14,679,000	$12,884,000
Disposable Protective Apparel	3,624,000	3,837,000	7,448,000	7,485,000
Infection Control	1,160,000	1,185,000	2,428,000	2,380,000
Consolidated net sales	$12,708,000	$12,095,000	$24,555,000	$22,749,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Building Supply	$1,657,000	$982,000	$2,670,000	$1,635,000
Disposable Protective Apparel	375,000	207,000	710,000	538,000
Infection Control	381,000	393,000	836,000	780,000
Total segment income	2,413,000	1,582,000	4,216,000	2,953,000

Unallocated corporate overhead expenses	1,230,000	1,205,000	2,300,000	2,400,000
Provision for income taxes	386,000	89,000	612,000	117,000
Consolidated net income	$797,000	$288,000	$1,304,000	$436,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Building Supply	$2,339,000	$2,410,000
Disposable Protective Apparel	371,000	394,000
Infection Control	153,000	166,000
Total segment assets	2,863,000	2,970,000

Unallocated corporate assets	40,000	43,000
Total consolidated assets	$2,903,000	$3,013,000

11.	Related Party Transactions

The Company uses a law firm whose majority member is also a member of the Company’s Board of Directors. For the three months ended June 30, 2016 and 2015, the Company expensed $25,000 and $124,000, respectively, for legal services from this related party. For the six months ended June 30, 2016 and 2015, the Company expensed $50,000 and $164,000, respectively, for legal services from this related party. As of June 30, 2016 and 2015, the Company’s outstanding balance to this related party was $50,000 and $164,000, respectively.

12.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2016 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Stock-Based Compensation: We record compensation expense for the fair value of stock-based awards determined on the date of grant, including employee stock options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.7%	32.4%	35.8%	34.0%
Selling, general and administrative expenses	26.2%	29.1%	27.7%	31.2%
Income from operations	8.6%	2.0%	7.0%	1.4%
Income before provision for income taxes	9.3%	3.1%	7.8%	2.4%
Net income	6.3%	2.4%	5.3%	1.9%

Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015

Sales. Consolidated sales for the three months ended June 30, 2016 increased to $12,708,000 from $12,095,000 for the three months ended June 30, 2015, representing an increase of $613,000, or 5.1%. This increase consisted of increased sales in the Building Supply segment of $851,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $213,000 and decreased sales in the Infection Control segment of $25,000.

Building Supply segment sales for the three months ended June 30, 2016 increased by $851,000, or 12.0%, to a second quarter record of $7,924,000, compared to $7,073,000 for the same period in 2015. This segment increase was primarily due to a 9.6% increase in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB), a 6.1% increase in sales of housewrap and a 29.3% increase in sales of other woven material. The sales mix of the Building Supply segment for the three months ended June 30, 2016 was 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material. This compared to 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material for the three months ended June 30, 2015. Management expects that the Building Supply segment should continue to experience low double digit growth for all of 2016.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2016 decreased by $213,000, or 5.6%, to $3,624,000, compared to $3,837,000 for the same period of 2015. This decrease was primarily due to a decrease in sales to distributors who supply disposable shoecovers to companies that require entry into residential homes, as a result of a warmer and dryer than normal spring. Overall, sales to our major international supply chain partner and other national and regional distributors were basically flat for the quarter.

Infection Control segment sales for the three months ended June 30, 2016 decreased by $25,000, or 2.1%, to $1,160,000, compared to $1,185,000 for the same period of 2015. Mask sales were down by 7.9%, or $66,000, to $769,000 and shield sales were up by 11.7%, or $41,000, to $391,000.

Alpha Pro Tech, Ltd.

Consolidated sales for the six months ended June 30, 2016 increased to a first half of the year record of $24,555,000 from $22,749,000 for the six months ended June 30, 2015, representing an increase of $1,806,000, or 7.9%. This increase was due to increased sales in the Building Supply segment of $1,795,000 and increased sales in the Infection Control segment of $48,000, partially offset by slightly decreased sales in the Disposable Protective Apparel segment of $37,000.

Building Supply segment sales for the six months ended June 30, 2016 increased by $1,795,000, or 13.9%, to a first half of the year record of $14,679,000, compared to $12,884,000 for the same period of 2015. This segment increase was primarily due to a 10.5% increase in sales of housewrap, a 13.2% increase in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB) and a 15.1% increase in sales of other woven material. The sales mix of the Building Supply segment for the six months ended June 30, 2016 was 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material. This compared to 62% for synthetic roof underlayment, 33% for housewrap and 5% for other woven material for the six months ended June 30, 2015.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2016 decreased by $37,000, or 0.5%, to $7,448,000, compared to $7,485,000 for the same period of 2015. The slight decrease was primarily due to a decrease in sales to one non-strategic national distributor, partially offset by an increase in sales to our major international supply chain partner and other national and regional distributors.

Infection Control segment sales for the six months ended June 30, 2016 increased by $48,000, or 2.0%, to $2,428,000, compared to $2,380,000 for the same period of 2015. Shield sales were up by 18.1%, or $114,000, to $744,000, and mask sales were down by 3.8%, or $66,000, to $1,684,000.

Gross Profit. Gross profit increased by $624,000, or 15.9%, to $4,540,000 for the three months ended June 30, 2016 from $3,916,000 for the same period of 2015. The gross profit margin was 35.7% for the three months ended June 30, 2016, compared to 32.4% for the same period of 2015.

Gross profit increased by $1,044,000, or 13.5%, to $8,785,000 for the six months ended June 30, 2016, from $7,741,000 for the same period of 2015. The gross profit margin was 35.8% for the six months ended June 30, 2016, compared to 34.0% for the same period of 2015.

Management expects gross profit margin to be in a similar range for the balance of 2016 and is continuing to work on reducing product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $186,000, or 5.3%, to $3,334,000 for the three months ended June 30, 2016 from $3,520,000 for the three months ended June 30, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 26.2% for the three months ended June 30, 2016, from 29.1% for the same period of 2015.

The change in expenses for the second quarter of 2016 by segment was as follows: Building Supply was down $113,000, or 9.6%, Disposable Protective Apparel was down $71,000, or 7.2%, Infection Control was down $11,000, or 7.5%, and corporate unallocated expenses were up $9,000, or 0.7%.

Selling, general and administrative expenses decreased by $306,000, or 4.3%, to $6,791,000 for the six months ended June 30, 2016, from $7,097,000 for the six months ended June 30, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 27.7% for the six months ended June 30, 2016 from 31.2% for the same period of 2015.

The change in expenses for the first six months of 2016 by segment was as follows: Building Supply was down $114,000, or 4.7%, Disposable Protective Apparel was down $74,000, or 3.7%, Infection Control was down $1,000, or 0.2%, and corporate unallocated expenses were down $117,000, or 4.9%.

The Company’s President and Chairman is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $62,000 was accrued for the three months ended June 30, 2016, as compared to $21,000 for the same period of 2015. A bonus of $101,000 was accrued for the six months ended June 30, 2016, compared to $31,000 for the same period of 2015. Our recently retired Chief Executive Officer was also entitled to the same 5% bonus for the three and six months ended June 30, 2015.

Alpha Pro Tech, Ltd.

Depreciation and Amortization. Depreciation and amortization expense decreased by $33,000, or 22.0%, to $117,000 for the three months ended June 30, 2016, from $150,000 for the same period of 2015. The decrease for the three months was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment.

Depreciation and amortization expense decreased by $50,000, or 15.6%, to $271,000 for the six months ended June 30, 2016, from $321,000 for the same period of 2015. The decrease for the six months was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment, partially offset by an increase in depreciation of Building Supply segment machinery and equipment.

Income from Operations. Income from operations increased by $843,000, or 342.7%, to $1,089,000 for the three months ended June 30, 2016, compared to $246,000 for the three months ended June 30, 2015. The increased income from operations was primarily due to an increase in gross profit of $624,000, a decrease in selling, general and administrative expenses of $186,000 and a decrease in depreciation and amortization expense of $33,000.

Income from operations increased by $1,400,000, or 433.4%, to $1,723,000 for the six months ended June 30, 2016, compared to $323,000 for the six months ended June 30, 2015. The increased income from operations was primarily due to an increase in gross profit of $1,044,000, a decrease in selling, general and administrative expenses of $306,000 and a decrease in depreciation and amortization expense of $50,000.

Other Income. Other income decreased by $37,000 to $94,000 for the three months ended June 30, 2016 from $131,000 for the same period of 2015. Other income consists of equity in income of unconsolidated affiliate and interest income. Other income consisted primarily of equity in income of unconsolidated affiliate of $93,000 and interest income of $1,000 for the three months ended June 30, 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $117,000 and interest income of $14,000 for the three months ended June 30, 2015.

Other income decreased by $37,000 to $193,000 for the six months ended June 30, 2016 from $230,000 for the same period of 2015. Other income consisted primarily of equity in income of unconsolidated affiliate of $191,000 and interest income of $2,000 for the six months ended June 30, 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $215,000 and interest income of $15,000 for the six months ended June 30, 2015.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2016 was $1,183,000, compared to income before provision for income taxes of $377,000 for the three months ended June 30, 2015, representing an increase of $806,000, or 213.8%. The increase in income before provision for income taxes was primarily due to an increase in income from operations for the period of $843,000.

Income before provision for income taxes for the six months ended June 30, 2016 was $1,916,000, compared to income before provision for income taxes of $553,000 for the six months ended June 30, 2015, representing an increase of $1,363,000, or 246.5%. The increase in income before provision for income taxes was primarily due to an increase in income from operations for the period of $1,400,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2016 was $386,000, compared to $89,000 for the same period of 2015. The estimated effective tax rate was 32.6% for the three months ended June 30, 2016, compared to 23.6% for the same period of 2015. The difference is primarily due to the fact that the Company does not record a tax provision on equity in income of unconsolidated affiliate.

The provision for income taxes for the six months ended June 30, 2016 was $612,000, compared to $117,000 for the same period of 2015. The estimated effective tax rate was 31.9% for the six months ended June 30, 2016, compared to 21.2% for the same period of 2015. The difference is primarily due to the fact that the Company does not record a tax provision on equity in income of unconsolidated affiliate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended June 30, 2016 was $797,000, compared to net income of $288,000 for the three months ended June 30, 2015, representing an increase of $509,000, or 176.7%. The net income increase was due to an increase in income before provision for income taxes of $806,000, partially offset by an increase in provision for income taxes of $297,000. Net income as a percentage of net sales for the three months ended June 30, 2016 was 6.3%, and net income as a percentage of net sales for the same period of 2015 was 2.4%. Basic and diluted earnings per common share for the three months ended June 30, 2016 and 2015 were $0.05 and $0.02, respectively.

Net income for the six months ended June 30, 2016 was $1,304,000, compared to net income of $436,000 for the six months ended June 30, 2015, representing an increase of $868,000, or 199.1%. The net income increase was due to an increase in income before provision for income taxes of $1,363,000, partially offset by an increase in provision for income taxes of $495,000. Net income as a percentage of net sales for the six months ended June 30, 2016 was 5.3%, and net income as a percentage of net sales for the same period of 2015 was 1.9%. Basic and diluted earnings per common share for the six months ended June 30, 2016 and 2015 were $0.07 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash of $10,588,000 and working capital of $30,307,000, representing a decrease in working capital of 2.0%, or $619,000, from December 31, 2015. As of June 30, 2016, our current ratio (current assets/current liabilities) was 16:1, compared to a 15:1 current ratio as of December 31, 2015. Cash increased by 9.4%, or $907,000, to $10,588,000 as of June 30, 2016, compared to $9,681,000 as of December 31, 2015. The increase in cash was due to cash provided by operating activities of $2,862,000, offset by cash used in investing activities of $204,000 and cash used in financing activities of $1,751,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2016, the prime interest rate was 3.5%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2016. As of June 30, 2016, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $2,862,000 for the six months ended June 30, 2016 was due to net income of $1,304,000, adjusted primarily by the following: stock-based compensation expense of $34,000, depreciation and amortization of $271,000, equity in income of unconsolidated affiliate of $191,000, an increase in accounts receivable of $2,345,000, a decrease in inventory of $3,742,000, a decrease in prepaid expenses of $150,000 and a decrease in accounts payable and accrued liabilities of $103,000.

Accounts receivable increased by $2,345,000, or 84.7%, to $5,115,000 as of June 30, 2016 from $2,770,000 as of December 31, 2015. The increase in accounts receivable was primarily related to increased revenue in the second quarter of 2016 compared to the fourth quarter of 2015. The number of days that sales remained outstanding as of June 30, 2016, calculated by using an average of accounts receivable outstanding, was 29 days, compared to 39 days as of December 31, 2015.

Inventory decreased by $3,742,000, or 22.8%, to $12,656,000 as of June 30, 2016, from $16,398,000 as of December 31, 2015. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,005,000, or 17.4%, to $4,764,000, a decrease in inventory for the Building Supply segment of $2,450,000, or 31.3%, to $5,374,000, and a decrease in inventory for the Infection Control segment of $287,000, or 10.2%, to $2,518,000.

Prepaid expenses and other current assets decreased by $150,000, or 4.9%, to $2,942,000 as of June 30, 2016 from $3,092,000 as of December 31, 2015. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of June 30, 2016 decreased by $103,000, or 4.8%, to $2,052,000, from $2,155,000 as of December 31, 2015. The change was due to a decrease in accrued liabilities of $41,000, and a decrease in trade payables of $62,000. The decrease in trade payables was primarily due to a decrease in inventory purchases.

Alpha Pro Tech, Ltd.

Net cash used in investing activities was $204,000 for the six months ended June 30, 2016, compared to net cash used in investing activities of $121,000 for the same period of 2015. Our investing activities for the six months ended June 30, 2016 consisted of the purchase of property and equipment of $163,000 and the purchase of marketable securities of $41,000. Our investing activities for the six months ended June 30, 2015 consisted of the purchase of property and equipment of $106,000 and the purchase of marketable securities of $15,000.

Net cash used in financing activities was $1,751,000 for the six months ended June 30, 2016, compared to net cash used in financing activities of $250,000 for the same period of 2015. The net cash used in financing activities for the six months ended June 30, 2016 was due to the payment of $1,751,000 for the repurchase of shares of our common stock. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to the payment of $968,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $718,000 from the exercise of stock options.

As of June 30, 2016, we had $1,527,000 available for additional stock purchases under our stock repurchase program. During the six months ended June 30, 2016, we repurchased 890,100 shares of common stock at a cost of $1,751,000. As of June 30, 2016, we had repurchased a total of 13,407,731 shares of common stock at a cost of $19,994,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption being permitted. The Company has not yet adopted this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

Alpha Pro Tech, Ltd.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718),which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chairman and our Chief Executive Officer (principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2016	164,300	$1.91	164,300	$283,000
May 1 - 31, 2016	160,900	2.19	160,900	1,928,000
June 1 - 30, 2016	169,900	2.34	169,900	1,527,000
	495,100	2.15	495,100

(1) On May 12, 2016, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2016.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 4, 2016	BY: /s/Lloyd Hoffman

Lloyd Hoffman
Chief Executive Officer

DATE:	August 4, 2016	BY: /s/Colleen McDonald

Colleen McDonald
Chief Financial Officer