Form 10-Q
period 2016-09-30
ALPHA PRO TECH LTD
filed 2016-11-03
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 31, 2016
Common Stock, $0.01 par value	16,301,054 shares

Alpha Pro Tech, Ltd.

ALPHA PRO TECH, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2016	2015 (1)
Assets
Current assets:
Cash	$11,772,000	$9,681,000
Investments	617,000	656,000
Accounts receivable, net of allowance for doubtful accounts of $59,000 and $46,000 as of September 30, 2016 and December 31, 2015, respectively	4,715,000	2,762,000
Accounts receivable, unconsolidated affiliate	19,000	8,000
Inventories	11,854,000	16,398,000
Prepaid expenses and other current assets	2,901,000	3,092,000
Deferred income tax assets	484,000	484,000
Total current assets	32,362,000	33,081,000

Property and equipment, net	2,704,000	2,907,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	39,000	51,000
Equity investment in unconsolidated affiliate	3,473,000	3,040,000
Total assets	$38,633,000	$39,134,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,257,000	$1,027,000
Accrued liabilities	1,713,000	1,128,000
Total current liabilities	2,970,000	2,155,000

Deferred income tax liabilities	835,000	867,000
Total liabilities	3,805,000	3,022,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 16,301,056 and 17,850,456 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	163,000	178,000
Additional paid-in capital	12,984,000	16,526,000
Accumulated other comprehensive loss	(198,000)	(148,000)
Retained earnings	21,879,000	19,556,000
Total shareholders' equity	34,828,000	36,112,000
Total liabilities and shareholders' equity	$38,633,000	$39,134,000

(1) The condensed consolidated balance sheet as of December 31, 2015 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ALPHA PRO TECH, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$11,779,000	$12,176,000	$36,334,000	$34,925,000

Cost of goods sold, excluding depreciation and amortization	7,263,000	7,370,000	23,032,000	22,379,000

Gross profit	4,516,000	4,806,000	13,302,000	12,546,000

Operating expenses:
Selling, general and administrative	3,158,000	3,882,000	9,950,000	10,979,000
Depreciation and amortization	153,000	206,000	425,000	527,000

Total operating expenses	3,311,000	4,088,000	10,375,000	11,506,000

Income from operations	1,205,000	718,000	2,927,000	1,040,000

Other income (loss):
Equity in income (loss) of unconsolidated affiliate	242,000	(165,000)	433,000	50,000
Interest income, net	1,000	-	3,000	15,000

Total other income (loss)	243,000	(165,000)	436,000	65,000

Income before provision for income taxes	1,448,000	553,000	3,363,000	1,105,000

Provision for income taxes	429,000	247,000	1,040,000	364,000

Net income	$1,019,000	$306,000	$2,323,000	$741,000

Basic earnings per common share	$0.06	$0.02	$0.14	$0.04

Diluted earnings per common share	$0.06	$0.02	$0.14	$0.04

Basic weighted average common shares outstanding	16,695,059	18,276,616	17,190,073	18,261,747

Diluted weighted average common shares outstanding	16,706,532	18,299,279	17,190,073	18,359,725

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ALPHA PRO TECH, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,019,000	$306,000	$2,323,000	$741,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	28,000	(452,000)	(50,000)	(1,321,000)
Comprehensive income (loss)	$1,047,000	$(146,000)	$2,273,000	$(580,000)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ALPHA PRO TECH, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2016

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2015	17,850,456	$178,000	$16,526,000	$(148,000)	$19,556,000	$36,112,000
Common stock repurchased and retired	(1,564,400)	(15,000)	(3,674,000)	-	-	(3,689,000)
Stock-based compensation expense	-	-	115,000	-	-	115,000
Options exercised	15,000	-	17,000	-	-	17,000
Net income	-	-	-	-	2,323,000	2,323,000
Other comprehensive loss	-	-	-	(50,000)	-	(50,000)
Balance as of September 30, 2016	16,301,056	$163,000	$12,984,000	$(198,000)	$21,879,000	$34,828,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ALPHA PRO TECH, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$2,323,000	$741,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	115,000	18,000
Depreciation and amortization	425,000	527,000
Equity in income of unconsolidated affiliate	(433,000)	(50,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,953,000)	208,000
Accounts receivable, unconsolidated affiliate	(11,000)	249,000
Inventories	4,544,000	(1,317,000)
Prepaid expenses and other current assets	191,000	1,761,000
Accounts payable and accrued liabilities	815,000	(80,000)

Net cash provided by operating activities	6,016,000	2,057,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(212,000)	(189,000)
Purchase of marketable securities	(41,000)	(36,000)

Net cash used in investing activities	(253,000)	(225,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(3,689,000)	(1,518,000)
Proceeds from exercise of stock options	17,000	765,000

Net cash used in financing activities	(3,672,000)	(753,000)

Increase in cash	2,091,000	1,079,000

Cash, beginning of the period	9,681,000	5,495,000

Cash, end of the period	$11,772,000	$6,574,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), which was filed on March 3, 2016. The results of operations for the nine months ended September 30, 2016 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2015 was prepared using information from the audited consolidated balance sheet contained in the 2015 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the nine months ended September 30, 2016, 810,000 stock options were granted under the Company’s option plan. For the nine months ended September 30, 2015, no stock options were granted under the Company’s option plan. The Company recognized $115,000 and $18,000 in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively, related to the vesting of previously issued options.

Stock options to purchase 1,020,000 shares of common stock were outstanding as of September 30, 2016, and stock options to purchase 225,000 shares of common stock were outstanding as of December 31, 2015.

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

The following table summarizes stock option activity for the nine months ended September 30, 2016:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2015	225,000	$1.52
Granted to employees and non-employee directors	810,000	2.12
Exercised	(15,000)	1.15
Canceled/expired/forfeited	-	-
Options outstanding, September 30, 2016	1,020,000	2.00
Options exercisable, September 30, 2016	50,000	1.51

As of September 30, 2016, $802,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.64 years.

4.	Investments

As of September 30, 2016 and December 31, 2015, investments totaled $617,000 and $656,000 respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of September 30, 2016 and December 31, 2015:

	September 30,	December 31
	2016	2015
Cost basis	$543,000	$502,000
Gains previously recognized on warrants	380,000	380,000
Gross loss included in accumulated other comprehensive income (loss)	(306,000)	(226,000)
Fair value	$617,000	$656,000

No marketable securities were sold during the nine months ended September 30, 2016 and the year ended December 31, 2015. The change in unrealized gain of $28,000 and unrealized loss of $452,000 for the three months ended September 30, 2016 and 2015, respectively, in the statements of comprehensive income (loss) are presented net of tax for the quarters ended September 30, 2016 and 2015, respectively. The tax expense on the unrealized gain was $15,000, and the tax benefit on the unrealized loss was $238,000 for the quarters ended September 30, 2016 and 2015, respectively. The change in unrealized loss of $50,000 and $1,321,000 for the nine months ended September 30, 2016 and 2015, respectively, in the statements of comprehensive income (loss) are presented net of tax for the nine months ended September 30, 2016 and 2015. The tax benefit on the unrealized loss was $31,000 and $728,000 for the nine months ended September 30, 2016 and 2015, respectively.

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively, with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has not yet adopted this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has not yet adopted this guidance and has not yet determined the impact of adoption on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30,	December 31,
	2016	2015

Raw materials	$4,630,000	$6,456,000
Work in process	2,826,000	4,143,000
Finished goods	4,398,000	5,799,000
	$11,854,000	$16,398,000

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

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2016.

For the three months ended September 30, 2016 and 2015, Alpha Pro Tech purchased $3,716,000 and $3,443,000 of inventories, respectively, related to Harmony. For the nine months ended September 30, 2016 and 2015, Alpha Pro Tech purchased $9,646,000 and $11,920,000 of inventories, respectively, related to Harmony.

For the three months ended September 30, 2016, the Company recorded equity in income of unconsolidated affiliate of $242,000 and in the same period of 2015 recorded equity in loss of unconsolidated affiliate of $165,000 related to Harmony. For the nine months ended September 30, 2016 and 2015, the Company recorded equity in income of unconsolidated affiliate of $433,000 and $50,000, respectively, related to Harmony.

As of September 30, 2016, the Company’s investment in Harmony was $3,473,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,042,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of September 30, 2016 and December 31, 2015, accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015

Payroll expenses and tax payable	$1,330,000	$727,000
Bonuses payable	189,000	207,000
Uncertain tax position liability	194,000	194,000
	$1,713,000	$1,128,000

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (numerator)	$1,019,000	$306,000	$2,323,000	$741,000

Shares (denominator):
Basic weighted average common shares outstanding	16,695,059	18,276,616	17,190,073	18,261,747
Add: dilutive effect of common stock options	11,473	22,663	-	97,978

Diluted weighted average common shares outstanding	16,706,532	18,299,279	17,190,073	18,359,725

Earnings per common share:
Basic	$0.06	$0.02	$0.14	$0.04
Diluted	$0.06	$0.02	$0.14	$0.04

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Building Supply	$7,022,000	$7,436,000	$21,700,000	$20,320,000
Disposable Protective Apparel	3,698,000	3,689,000	11,147,000	11,174,000
Infection Control	1,059,000	1,051,000	3,487,000	3,431,000
Consolidated net sales	$11,779,000	$12,176,000	$36,334,000	$34,925,000

ALPHA PRO TECH, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Building Supply	$1,618,000	$1,241,000	$4,287,000	$2,876,000
Disposable Protective Apparel	617,000	734,000	1,327,000	1,272,000
Infection Control	375,000	314,000	1,211,000	1,095,000
Total segment income	2,610,000	2,289,000	6,825,000	5,243,000

Unallocated corporate overhead expenses	1,162,000	1,736,000	3,462,000	4,138,000
Provision for income taxes	429,000	247,000	1,040,000	364,000
Consolidated net income	$1,019,000	$306,000	$2,323,000	$741,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Building Supply	$2,255,000	$2,410,000
Disposable Protective Apparel	356,000	394,000
Infection Control	148,000	166,000
Total segment assets	2,759,000	2,970,000

Unallocated corporate assets	39,000	43,000
Total consolidated assets	$2,798,000	$3,013,000

11.	Related Party Transactions

The Company uses a law firm whose majority member is also a member of the Company’s Board of Directors. For the three months ended September 30, 2016 and 2015, the Company expensed $95,000 and $60,000, respectively, for legal services from this related party. For the nine months ended September 30, 2016 and 2015, the Company expensed $145,000 and $224,000, respectively, for legal services from this related party. As of September 30, 2016 and December 31, 2015, the Company’s outstanding balance to this related party was $275,000 and $280,000, respectively.

12.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2016 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the covered periods. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our critical accounting policies include the following:

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates based on the US Treasury yield in effect at the time of grant, expected life based on historical data and no dividend yield, as the Board of Directors has no current plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.3%	39.5%	36.6%	35.9%
Selling, general and administrative expenses	26.8%	31.9%	27.4%	31.4%
Income from operations	10.2%	5.9%	8.1%	3.0%
Income before provision for income taxes	12.3%	4.5%	9.3%	3.2%
Net income	8.7%	2.5%	6.4%	2.1%

Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015

Sales. Consolidated sales for the three months ended September 30, 2016 decreased to $11,779,000 from $12,176,000 for the three months ended September 30, 2015, representing a decrease of $397,000, or 3.3%. This decrease consisted of decreased sales in the Building Supply segment of $414,000, partially offset by increased sales in the Disposable Protective Apparel segment of $9,000 and increased sales in the Infection Control segment of $8,000.

Building Supply segment sales for the three months ended September 30, 2016 decreased by $414,000, or 5.6%, to $7,022,000, compared to $7,436,000 for the same period of 2015. This segment decrease was primarily due to a 15.6% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB), partially offset by a 6.3% increase in sales of housewrap and a 38.5% increase in sales of other woven material. The sales mix of the Building Supply segment for the three months ended September 30, 2016 was 57% for synthetic roof underlayment, 35% for housewrap and 8% for other woven material. This compared to 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material for the three months ended September 30, 2015.

Synthetic roof underlayment sales in the third quarter of 2016 were lower than expected, especially after positive growth in both the first and second quarters. The third quarter was a challenging quarter for the roofing market nationwide, as sales were down from the second quarter. Lower sales of our synthetic roof underlayment were in line with the downturn in the market. Housewrap sales are encouraging, as we continue to maintain healthy sales increases over the previous year quarter as well as year to date. Management expects that the Building Supply segment should experience growth similar to the current year to date figure for the remainder of 2016.

ALPHA PRO TECH, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2016 increased by $9,000, or 0.2%, to $3,698,000, compared to $3,689,000 for the same period of 2015, primarily due to slightly increased sales to our major international supply chain partner and well as our national and regional distributors.

Infection Control segment sales for the three months ended September 30, 2016 increased by $8,000, or 0.8%, to $1,059,000, compared to $1,051,000 for the same period of 2015. Shield sales were up by 27.3%, or $75,000, to $351,000, and mask sales were down by 8.6%, or $67,000, to $708,000.

Consolidated sales for the nine months ended September 30, 2016 increased to $36,334,000 from $34,925,000 for the nine months ended September 30, 2015, representing an increase of $1,409,000, or 4.0%. This increase was due to increased sales in the Building Supply segment of $1,380,000 and increased sales in the Infection Control segment of $56,000, partially offset by slightly decreased sales in the Disposable Protective Apparel segment of $27,000.

Building Supply segment sales for the nine months ended September 30, 2016 increased by $1,380,000, or 6.8%, to a first nine months of the year record of $21,700,000, compared to $20,320,000 for the same period of 2015. This segment increase was primarily due to a 9.0% increase in sales of housewrap, a 2.6% increase in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB) and a 24.5% increase in sales of other woven material. The sales mix of the Building Supply segment for the nine months ended September 30, 2016 was 61% for synthetic roof underlayment, 33% for housewrap and 6% for other woven material. This compared to 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material for the nine months ended September 30, 2015.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2016 decreased by $27,000, or 0.2%, to $11,147,000, compared to $11,174,000 for the same period of 2015. The slight decrease was primarily due to a decrease in sales to our major international supply chain partner, partially offset by increased sales to our national and regional distributors.

Infection Control segment sales for the nine months ended September 30, 2016 increased by $56,000, or 1.6%, to $3,487,000, compared to $3,431,000 for the same period of 2015. Shield sales were up by 20.9%, or $189,000, to $1,095,000, and mask sales were down by 5.3%, or $133,000, to $2,392,000.

Gross Profit. Gross profit decreased by $290,000, or 6.0%, to $4,516,000 for the three months ended September 30, 2016 from $4,806,000 for the same period of 2015. The gross profit margin was 38.3% for the three months ended September 30, 2016, compared to 39.5% for the same period of 2015. In the third quarter of 2015, gross profit margin was positively affected by the U.S. Customs and Border Protection issuing a retroactive Generalized System of Preferences (GSP) refund for duty paid on eligible products. Certain Building Supply and Disposable Apparel segment products were eligible for this refund and will remain duty free under this program until at least December 31, 2017.

Gross profit increased by $756,000, or 6.0%, to $13,302,000 for the nine months ended September 30, 2016, from $12,546,000 for the same period of 2015. The gross profit margin was 36.6% for the nine months ended September 30, 2016, compared to 35.9% for the same period of 2015. Management expects gross profit margin to be in a similar range for the balance of 2016 and is continuing to work on reducing product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $724,000, or 18.7%, to $3,158,000 for the three months ended September 30, 2016 from $3,882,000 for the three months ended September 30, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 26.8% for the three months ended September 30, 2016, from 31.9% for the same period of 2015. The decrease in expenses was primarily due to an accrual of $601,000 related to the retirement of our former Chief Executive Officer in the third quarter of 2015. Excluding this accrual, selling, general and administrative expenses decreased by $123,000 or 3.7% for the third quarter of 2016 compared to the same period of 2015.

The change in expenses for the third quarter of 2016 by segment was as follows: Building Supply was down $71,000, or 6.2%, Disposable Protective Apparel was down $70,000, or 7.9%, Infection Control was down $9,000, or 6.6%, and corporate unallocated expenses were up $27,000, or 2.4% and $601,000 was recorded for the retirement accrual in 2015.

ALPHA PRO TECH, Ltd.

Selling, general and administrative expenses decreased by $1,029,000, or 9.4%, to $9,950,000 for the nine months ended September 30, 2016, from $10,979,000 for the nine months ended September 30, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 27.4% for the nine months ended September 30, 2016 from 31.4% for the same period of 2015.

The change in expenses for the first nine months of 2016 by segment was as follows: Building Supply was down $184,000, or 5.2%, Disposable Protective Apparel was down $144,000, or 5.0%, Infection Control was down $10,000, or 2.3%, and corporate unallocated expenses were down $90,000, or 2.5% with $601,000 having been recorded for a retirement accrual which was not repeated in 2016. Sales and marketing expenses were down in the first nine months of 2016 across all segments.

The Company’s President and Chairman is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $76,000 was accrued for the three months ended September 30, 2016, as compared to $62,000 for the same period of 2015. A bonus of $177,000 was accrued for the nine months ended September 30, 2016, compared to $123,000 for the same period of 2015. Our recently retired Chief Executive Officer was also entitled to the same 5% bonus for the three and nine months ended September 30, 2015.

Depreciation and Amortization. Depreciation and amortization expense decreased by $53,000, or 25.7%, to $153,000 for the three months ended September 30, 2016, from $206,000 for the same period of 2015. The decrease for the three months was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment.

Depreciation and amortization expense decreased by $102,000, or 19.4%, to $425,000 for the nine months ended September 30, 2016, from $527,000 for the same period of 2015. The decrease for the nine months was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment, partially offset by increased in depreciation for Building Supply segment machinery and equipment.

Income from Operations. Income from operations increased by $487,000, or 67.8%, to $1,205,000 for the three months ended September 30, 2016, compared to $718,000 for the three months ended September 30, 2015. The increased income from operations was primarily due to a decrease in gross profit of $290,000, a decrease in selling, general and administrative expenses of $724,000 and a decrease in depreciation and amortization expense of $53,000.

Income from operations increased by $1,887,000, or 181.4%, to $2,927,000 for the nine months ended September 30, 2016, compared to $1,040,000 for the nine months ended September 30, 2015. The increased income from operations was primarily due to an increase in gross profit of $756,000, a decrease in selling, general and administrative expenses of $1,029,000 and a decrease in depreciation and amortization expense of $102,000.

Other Income. Other income increased by $408,000 to $243,000 for the three months ended September 30, 2016 from a loss of $165,000 for the same period of 2015. Other income consists of equity in income of unconsolidated affiliate and interest income. Other income consisted primarily of equity in income of unconsolidated affiliate of $242,000 and interest income of $1,000 for the three months ended September 30, 2016. Other income consisted of equity in loss of unconsolidated affiliate of $165,000 for the three months ended September 30, 2015. The equity in loss of unconsolidated affiliate for the third quarter of 2015 of $165,000 was primarily due to an unexpected revision of Indian government incentives on the export of Building products in the prior two years.

Other income increased by $371,000 to $436,000 for the nine months ended September 30, 2016 from $65,000 for the same period of 2015. Other income consisted primarily of equity in income of unconsolidated affiliate of $433,000 and interest income of $3,000 for the nine months ended September 30, 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $50,000 and interest income of $15,000 for the nine months ended September 30, 2015.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2016 was $1,448,000, compared to income before provision for income taxes of $553,000 for the three months ended September 30, 2015, representing an increase of $895,000, or 161.8%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $487,000 and an increase in other income of $408,000.

ALPHA PRO TECH, Ltd.

Income before provision for income taxes for the nine months ended September 30, 2016 was $3,363,000, compared to income before provision for income taxes of $1,105,000 for the nine months ended September 30, 2015, representing an increase of $2,258,000, or 204.3%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $1,887,000 and an increase in other income of $371,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2016 was $429,000, compared to $247,000 for the same period of 2015. The estimated effective tax rate was 29.6% for the three months ended September 30, 2016, compared to 44.7% for the same period of 2015. The effective tax rate in 2015 was negatively impacted by the equity in loss of unconsolidated affiliate of $165,000, as the Company does not record a tax provision or benefit on equity in income (loss) of unconsolidated affiliate.

The provision for income taxes for the nine months ended September 30, 2016 was $1,040,000, compared to $364,000 for the same period of 2015. The estimated effective tax rate was 30.9% for the nine months ended September 30, 2016, compared to 32.9% for the same period of 2015. The difference is primarily due to the fact that the Company does not record a tax provision on equity in income of unconsolidated affiliate, and 2016 equity in income of unconsolidated affiliate is higher than 2015.

Net Income. Net income for the three months ended September 30, 2016 was $1,019,000, compared to net income of $306,000 for the three months ended September 30, 2015, representing an increase of $713,000, or 233.0%. The net income increase was due to an increase in income before provision for income taxes of $895,000, partially offset by an increase in provision for income taxes of $182,000. Net income as a percentage of net sales for the three months ended September 30, 2016 was 8.7%, and net income as a percentage of net sales for the same period of 2015 was 2.5%. Basic and diluted earnings per common share for the three months ended September 30, 2016 and 2015 were $0.06 and $0.02, respectively.

Net income for the nine months ended September 30, 2016 was $2,323,000, compared to net income of $741,000 for the nine months ended September 30, 2015, representing an increase of $1,582,000, or 213.5%. The net income increase was due to an increase in income before provision for income taxes of $2,258,000, partially offset by an increase in provision for income taxes of $676,000. Net income as a percentage of net sales for the nine months ended September 30, 2016 was 6.4%, and net income as a percentage of net sales for the same period of 2015 was 2.1%. Basic and diluted earnings per common share for the nine months ended September 30, 2016 and 2015 were $0.14 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash of $11,772,000 and working capital of $29,392,000, representing a decrease in working capital of 5.0%, or $1,534,000, from December 31, 2015. As of September 30, 2016, our current ratio (current assets/current liabilities) was 11:1, compared to a 15:1 current ratio as of December 31, 2015. Cash increased by 21.6%, or $2,091,000, to $11,772,000 as of September 30, 2016, compared to $9,681,000 as of December 31, 2015. The increase in cash was due to cash provided by operating activities of $6,016,000, offset by cash used in investing activities of $253,000 and cash used in financing activities of $3,672,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2016, the prime interest rate was 3.5%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2016. As of September 30, 2016, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $6,016,000 for the nine months ended September 30, 2016 was due to net income of $2,323,000, adjusted primarily by the following: stock-based compensation expense of $115,000, depreciation and amortization of $425,000, equity in income of unconsolidated affiliate of $433,000, an increase in accounts receivable of $1,964,000, a decrease in inventory of $4,544,000, a decrease in prepaid expenses of $191,000 and an increase in accounts payable and accrued liabilities of $815,000.

ALPHA PRO TECH, Ltd.

Accounts receivable increased by $1,964,000, or 70.9%, to $4,734,000 as of September 30, 2016 from $2,770,000 as of December 31, 2015. The increase in accounts receivable was primarily related to increased revenue in the third quarter of 2016 compared to the fourth quarter of 2015. The number of days that sales remained outstanding as of September 30, 2016, calculated by using an average of accounts receivable outstanding, was 29 days, compared to 39 days as of December 31, 2015.

Inventory decreased by $4,544,000, or 27.7%, to $11,854,000 as of September 30, 2016, from $16,398,000 as of December 31, 2015. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $1,555,000, or 26.9%, to $4,214,000, a decrease in inventory for the Building Supply segment of $2,699,000, or 34.5%, to $5,126,000, and a decrease in inventory for the Infection Control segment of $290,000, or 10.3%, to $2,514,000. Inventory decreased across all segments as a result of a strategic decision to carry less days of inventory.

Prepaid expenses and other current assets decreased by $191,000, or 6.2%, to $2,901,000 as of September 30, 2016 from $3,092,000 as of December 31, 2015. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of September 30, 2016 increased by $815,000, or 37.8%, to $2,970,000, from $2,155,000 as of December 31, 2015. The change was primarily due to an increase in federal tax accrual of $670,000 and an increase in trade payables of $230,000 offset by a decrease in accrued liabilities of $85,000. The increase in trade payables was primarily due to an increase in overall purchases.

Net cash used in investing activities was $253,000 for the nine months ended September 30, 2016, compared to net cash used in investing activities of $225,000 for the same period of 2015. Our investing activities for the nine months ended September 30, 2016 consisted of the purchase of property and equipment of $212,000 and the purchase of marketable securities of $41,000. Our investing activities for the nine months ended September 30, 2015 consisted of the purchase of property and equipment of $189,000 and the purchase of marketable securities of $36,000.

Net cash used in financing activities was $3,672,000 for the nine months ended September 30, 2016, compared to net cash used in financing activities of $753,000 for the same period of 2015. The net cash used in financing activities for the nine months ended September 30, 2016 was due to the payment of $3,689,000 for the repurchase of shares of our common stock, partially offset by proceeds from the exercise of stock options of $17,000. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to the payment of $1,518,000 for the repurchase of shares of our common stock, partially offset by the proceeds of $765,000 from the exercise of stock options.

As of September 30, 2016, we had $2,589,000 available for additional stock purchases under our stock repurchase program. During the nine months ended September 30, 2016, we repurchased 1,564,400 shares of common stock at a cost of $3,689,000. As of September 30, 2016, we had repurchased a total of 14,082,031 shares of common stock at a cost of $21,931,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

ALPHA PRO TECH, Ltd.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively, with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and has not yet determined the impact that its adoption will have on the Company’s financial position or results of operations.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company has not yet adopted this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has not yet adopted this guidance and has not yet determined the impact of adoption on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chairman and our Chief Executive Officer (principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2016, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

			Issuer Purchases of Equity Securities
Period			Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1	-	31, 2016	187,300	$2.40	187,300	$1,074,000
August 1	-	31, 2016	128,800	2.81	128,800	710,000
September 1	-	30, 2016	358,200	3.10	358,200	2,589,000
			674,300	2.85	674,300

(1) On September 6, 2016, the Company announced that the Board of Directors had authorized a $3,000,000 expansion of the Company’s existing share repurchase program.

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

10.1

Executive Employment Agreement, dated August 31, 2016, by and between Alpha Pro Tech, Ltd., and Lloyd Hoffman, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 2, 2016 (File No. 000-15725).

31.1	Certification of President and Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chairman.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2016.

ALPHA PRO TECH, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 3, 2016	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Executive Officer

DATE:	November 3, 2016	BY:	/s/ Colleen McDonald

Colleen McDonald
Chief Financial Officer