Form 10-K
period 2016-12-31
ALPHA PRO TECH LTD
filed 2017-03-08
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016, was $31,687,162.

As of March 1, 2017, the registrant had outstanding 15,411,554 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on June 13, 2017 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business	3
	General	3
	Business	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information About Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	7
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	11

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	41

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accountant Fees and Services	42

PART IV:

Item 15.	Exhibits and Financial Statement Schedules	43

Signatures		44

Exhibit Index		45

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2016. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2016. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2016 and 2015 and consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2016.

BUSINESS

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets through our wholly owned subsidiary, Alpha Pro Tech, Inc. We also manufacture a line of building supply construction weatherization products through our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc. Our products are sold under the Alpha Pro Tech brand name, as well as under private label.

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

This segment could experience increased demand during outbreaks of infectious disease, such as H1N1 in 2009 and the Ebola crisis in 2014.

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

Payment terms are normally net 30 days from the date of shipment. All pricing and payment for our products are in U.S. dollars. Authorized returns must be unopened, in good condition and in the original carton, and may be returned within 90 days of the original date of shipment. All authorized returns are subject to a restocking fee of 20% of the original invoice.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two years. All amounts have been rounded to the nearest thousand.

	Years Ended December 31,
	2016	2015

Net sales by geographic region
United States	$45,068,000	$43,753,000
International	1,108,000	1,202,000

Consolidated net sales	$46,176,000	$44,955,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2016 and 2015, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated total net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2016 and 2015.

	December 31,
	2016	2015

Long-lived assets by geographic region
United States	$2,338,000	$2,564,000
International	308,000	343,000

Total	$2,646,000	$2,907,000

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

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and Associates, a manufacturer in India, for the production of housewrap, synthetic roof underlayment products in a semi-finished state and supplies products for the Disposable Protective Apparel segment. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One facility is a 102,000 square foot building for use in the manufacturing of building products. There is a 71,500 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 93,000 square foot facility for building products. We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona. The majority of these products are manufactured by subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products. Our products are, however, subject to prescribed good manufacturing practices as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such good manufacturing practices. We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and has been approved by the National Institute for Occupational Safety and Health (“NIOSH”). This product is designed to help prevent the inhalation of the tuberculosis bacteria.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries. At present, we have 15 United States patents relating to several of our products. In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 1 to 9 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of February 28, 2017, we had 104 full-time employees, including 16 employees at our principal executive office in Markham, Ontario, Canada; 9 employees at our face mask production facility in Salt Lake City, Utah; 30 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 36 employees at our Building Supply segment facility in Valdosta, Georgia; 13 employees on our sales and marketing team, located in various areas throughout the United States; and 3 employees in China.

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

Item 1A. Risk Factors.

Making or continuing an investment in common stock issued by the Company involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively affected, the market price of our common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

We expect that a significant portion of our product sales will be derived from the sale of products for which we subcontract the manufacturing to Asia, but we cannot be certain that we will be able to maintain such subcontracting at current levels. If our ability to subcontract some of our manufacturing to Asia were to decline significantly, our business, results of operations and financial condition could be materially adversely affected. International manufacturing is subject to a number of risks, including the following:

●	changes in foreign government regulations and technical standards;

●	difficulty of protecting intellectual property;

●	requirements or preferences of foreign nations for the manufacture of domestic products;

●	the imposition of duties, border adjustment taxes or tariffs and other barriers to trade;

●	fluctuations in currency exchange rates relative to the U.S. dollar; and

●	political and economic instability.

Our joint venture may present risks that are not present when third parties are not involved.

We currently participate in a joint venture in India and may in the future enter into joint ventures with other companies or enterprises in international markets, including joint ventures where we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for product distribution, local market knowledge or other resources. If we are unable to effectively cooperate with joint venture partners, or any joint venture partner fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted thereby.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.      Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $6,000 for 4,200 square feet under a lease expiring February 28, 2018. Working out of the principal executive office are the President and Chairman, Alexander W. Millar, the Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $36,800 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rent is $24,100 for 60,000 square feet. This lease expires on December 31, 2017.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $19,500 for 34,500 square feet. This lease expires on July 31, 2019.

The Company believes that these arrangements are adequate for its present needs and that other premises, if required, are readily available.

Item 3. Legal Proceedings.

The Company is subject to various pending and threatened litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, we will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange) (the “NYSE MKT”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE MKT.

	Low	High

2015 First Quarter	$2.20	$2.91
Second Quarter	2.11	2.93
Third Quarter	1.94	2.30
Fourth Quarter	1.55	2.25

2016 First Quarter	$1.55	$1.95
Second Quarter	1.85	2.55
Third Quarter	2.20	3.68
Fourth Quarter	2.85	3.80

As of February 9, 2017, the Company’s common stock was held by 154 shareholders of record and approximately 6,240 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), during the fourth quarter of 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2016	371,700	$3.47	371,700	$1,289,000
November 1 - 30, 2016	310,800	3.38	310,800	3,231,000
December 1 - 31, 2016	207,000	3.48	207,000	2,505,000
	889,500	$3.44	889,500

(1)

Pursuant to the Company’s share repurchase program, on November 15, 2016, the Company announced that the Board of Directors had authorized a $3,000,000 expansion of the Company’s existing share repurchase program. Under the share repurchase program, the Company has authorized the repurchase of $27,520,000 of common stock, of which $2,505,000 was available to repurchase as of December 31, 2016.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2016. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in “Note 2 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. Our critical accounting policies and estimates include the following:

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel and infection control products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products. Our products are sold under the Alpha Pro Tech brand name, as well as under private label.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2016	2015
Net sales	100.0%	100.0%
Gross profit	36.8%	35.5%
Selling, general and administrative expenses	27.7%	30.7%
Income from operations	8.0%	3.3%
Income before provision for income taxes	9.0%	3.4%
Net income	6.9%	2.3%

Fiscal 2016 Compared to Fiscal 2015

Sales. Consolidated sales for the year ended December 31, 2016 increased to $46,176,000, from $44,955,000 for the year ended December 31, 2015, representing an increase of $1,221,000, or 2.7%. This increase consisted of increased sales in the Building Supply segment of $1,543,000 and increased sales in the Infection Control segment of $120,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $442,000.

Building Supply segment sales for the year ended December 31, 2016 increased by $1,543,000, or 6.0%, to $27,343,000, compared to $25,800,000 for 2015. This segment increase was primarily due to a 10.8% increase in sales of housewrap, a 0.4% increase in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB) and a 27.0% increase in sales of other woven material. Building Supply segment sales by rolls increased by a larger percentage than by dollars due to a competitive marketplace. Sales by rolls for the year ended December 31, 2016 increased by 10.4%, with a 15.0% increase in sales of housewrap and 6.3% increase in sales of synthetic roof underlayment. The sales mix of the Building Supply segment for the year ended December 31, 2016 was 60% for synthetic roof underlayment, 35% for housewrap and 5% for other woven material. This compared to 62% for synthetic roof underlayment, 33% for housewrap and 5% for other woven material for the year ended December 31, 2015.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2016 decreased by $442,000, or 3.0%, to $14,219,000, compared to $14,661,000 for 2015. The decrease was primarily due to a decrease in sales to our national and regional distributors and to a lesser extent decreased sales to our major international supply chain partner.

Infection Control segment sales for the year ended December 31, 2016 increased by $120,000, or 2.7%, to $4,614,000, compared to $4,494,000 for 2015. Shield sales were up by 14.2%, or $175,000, to $1,404,000, and mask sales were down by 1.7%, or $55,000, to $3,210,000.

Gross Profit. Gross profit increased by $1,012,000, or 6.3%, to $16,984,000 for the year ended December 31, 2016, from $15,972,000 for 2015. The gross profit margin was 36.8% for the year ended December 31, 2016, compared to 35.5% for 2015. In 2015, gross profit margin was positively affected by the U.S. Customs and Border Protection issuing in 2015 a retroactive Generalized System of Preferences (GSP) refund for duty paid on eligible products. Certain Building Supply and Disposable Apparel segment products were eligible for this refund and will remain duty free under this program until at least December 31, 2017. Management expects gross profit margin to be in a similar range in 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,026,000, or 7.4%, to $12,768,000 for the year ended December 31, 2016 from $13,794,000 for 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 27.7% for the year ended December 31, 2016, from 30.7% for 2015. The decrease in expenses was primarily due to an accrual of $601,000 related to the retirement of our former Chief Executive Officer in the third quarter of 2015, which was not repeated in 2016, and a decrease in legal expenses of $335,000 in 2016 compared to 2015.

The change in expenses by segment was as follows: Building Supply was down $216,000, or 4.8%, Disposable Protective Apparel was down $265,000, or 7.0%, Infection Control was down $34,000, or 5.7%, and corporate unallocated expenses were down $511,000, or 10.4%, with $601,000 having been recorded for the retirement accrual in 2015, which was not repeated in 2016.

The Company’s President is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $232,000 was accrued for the year ended December 31, 2016, as compared to $76,000 for the same period of 2015.

Depreciation and Amortization. Depreciation and amortization expense decreased by $159,000, or 22.6%, to $544,000 for the year ended December 31, 2016, from $703,000 for 2015. The decrease was primarily attributable to decreased depreciation for machinery and equipment in the Infection Control segment.

Income from Operations. Income from operations increased by $2,197,000, or 148.9%, to $3,672,000 for the year ended December 31, 2016, compared to $1,475,000 for 2015. The increased income from operations was primarily due to an increase in gross profit of $1,012,000, a decrease in selling, general and administrative expenses of $1,026,000 and a decrease in depreciation and amortization expense of $159,000.

Other Income. Other income increased by $457,000 to $503,000 for the year ended December 31, 2016, from $46,000 for 2015. Other income consists of equity in income of unconsolidated affiliate and interest income. Other income consisted primarily of equity in income of unconsolidated affiliate of $498,000 and interest income of $5,000 for the year ended December 31, 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $32,000 and interest income of $14,000 for the year ended December 31, 2015. The equity in income of unconsolidated affiliate was significantly higher in 2016 due to higher gross margin and more income in relation to government incentive programs.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2016 was $4,175,000, compared to income before provision for income taxes of $1,521,000 for 2015, representing an increase of $2,654,000, or 174.5%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $2,197,000 and an increase in other income of $457,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2016 was $1,007,000, compared to $480,000 for 2015. The estimated effective tax rate was 24.1% for the year ended December 31, 2016, compared to 31.6% for 2015. In the fourth quarter of 2016, the Company recorded a tax benefit of $194,000 from reversing an uncertain tax position that was accrued in 2012. Excluding this tax benefit, the effective tax rate would have been 28.8% for the year ended December 31, 2016.

Net Income. Net income for the year ended December 31, 2016 was $3,168,000, compared to net income of $1,041,000 for 2015, representing an increase of $2,127,000, or 204.3%. The net income increase was due to an increase in income before provision for income taxes of $2,654,000, partially offset by an increase in provision for income taxes of $632,000. Net income as a percentage of net sales for the year ended December 31, 2016 was 6.9%, and net income as a percentage of net sales for 2015 was 2.3%. Basic and diluted earnings per common share for the years ended December 31, 2016 and 2015 were $0.19 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had cash of $9,456,000 and working capital of $27,198,000, representing a decrease in working capital of 12.1%, or $3,728,000, from December 31, 2015. As of December 31, 2016, our current ratio (current assets/current liabilities) was 12:1, compared to a 15:1 current ratio as of December 31, 2015. Cash decreased by 2.3%, or $225,000, to $9,456,000 as of December 31, 2016, compared to $9,681,000 as of December 31, 2015. The decrease in cash was due to cash used in financing activities of $6,750,000 and cash used in investing activities of $308,000, offset by cash provided by operating activities of $6,833,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2016, the prime interest rate was 3.75%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2016. As of December 31, 2016, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $6,833,000 for the year ended December 31, 2016 was due to net income of $3,168,000, impacted primarily by the following: share-based compensation expense of $190,000, depreciation and amortization of $544,000, equity in income of unconsolidated affiliate of $498,000, a decrease in deferred income taxes of $21,000, an increase in accounts receivable of $2,052,000, an increase in prepaid expenses of $254,000, a decrease in inventory of $5,404,000, and an increase in accounts payable and accrued liabilities of $310,000.

Net cash provided by operating activities of $5,971,000 for the year ended December 31, 2015 was due to net income of $1,041,000, impacted by the following: share-based compensation expense of $24,000, depreciation and amortization of $703,000, equity in income of unconsolidated affiliate of $32,000, a decrease in deferred income taxes of $48,000, a decrease in accounts receivable of $2,896,000, a decrease in inventories of $146,000, a decrease in prepaid expenses of $1,380,000, and a decrease in accounts payable and accrued liabilities of $139,000.

Accounts receivable increased by $2,052,000, or 74.1%, to $4,822,000 as of December 31, 2016, from $2,770,000 as of December 31, 2015. The increase in accounts receivable was primarily related to extended payment terms that we provided on some Building Supply segment sales to remain competitive, as our competition offers these extended payment terms as well. The number of days that sales remained outstanding as of December 31, 2016, calculated by using an average of accounts receivable outstanding and annual revenue, was 30 days, compared to 34 days as of December 31, 2015.

Inventory decreased by $5,404,000, or 33.0%, to $10,994,000 as of December 31, 2016, from $16,398,000 as of December 31, 2015. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $2,033,000, or 35.2%, to $3,736,000, a decrease in inventory for the Building Supply segment of $2,916,000, or 37.3%, to $4,909,000, and a decrease in inventory for the Infection Control segment of $455,000, or 16.2%, to $2,349,000. Inventory decreased across all segments as a result of a strategic decision to carry less days of inventory.

Prepaid expenses and other current assets increased by $254,000, or 8.2%, to $3,346,000 as of December 31, 2016, from $3,092,000 as of December 31, 2015. The increase was primarily due to an increase in prepaid tax payments.

Accounts payable and accrued liabilities as of December 31, 2016 increased by $310,000, or 14.4%, to $2,465,000 from $2,155,000 as of December 31, 2015. The change was primarily due to an increase in accrued liabilities offset by a small decrease in trade payables.

Net cash used in investing activities was $308,000 for the year ended December 31, 2016, compared to net cash used in investing activities of $449,000 for 2015. Investing activities for the year ended December 31, 2016 consisted of the purchase of property and equipment of $267,000 and the purchase of marketable securities of $41,000. Investing activities for the year ended December 31, 2015 consisted of the purchase of property and equipment of $274,000 and the purchase of marketable securities of $175,000.

Net cash used in financing activities was $6,750,000 for the year ended December 31, 2016, compared to net cash used in financing activities of $1,336,000 for 2015. Net cash used in financing activities for the year ended December 31, 2016 resulted from the payment of $6,773,000 for the repurchase of common stock, partially offset by the proceeds of $17,000 from the exercise of stock options and $6,000 from excess tax benefit from stock options exercised. Net cash used in financing activities for the year ended December 31, 2015 resulted from the payment of $2,110,000 for the repurchase of common stock, partially offset by the proceeds of $765,000 from the exercise of stock options and $9,000 from the excess tax benefit from stock options exercised.

As of December 31, 2016, we had $2,505,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2016, we repurchased 2,453,900 shares of common stock at a cost of $6,773,000. As of December 31, 2016, we had repurchased a total of 14,971,531 shares of common stock at a cost of $25,015,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

The Company uses a law firm whose majority member is also a member of the Company’s Board of Directors. The amounts charged by the law firm are billed at the law firm’s normal billing rates.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and at this point in time has determined that its adoption will have limited to no impact on the Company’s financial position or results of operations.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and at this point in time has determined that its adoption will have limited to no impact on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has not adopted this guidance for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in China and, to a lesser extent in Mexico, and have a joint venture in India. In addition, our principal executive office, with 16 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2016, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alpha Pro Tech, Ltd.:

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Pro Tech, Ltd. and subsidiaries as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 8, 2017

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash	$9,456,000	$9,681,000
Investments	607,000	656,000
Accounts receivable, net of allowance for doubtful accounts of $66,000 and $46,000 as of December 31, 2016 and 2015, respectively	4,648,000	2,762,000
Accounts receivable, related party	174,000	8,000
Inventories	10,994,000	16,398,000
Prepaid expenses	3,346,000	3,092,000
Deferred income tax assets	438,000	484,000
Total current assets	29,663,000	33,081,000

Property and equipment, net	2,646,000	2,907,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	34,000	51,000
Equity investments in unconsolidated affiliate	3,538,000	3,040,000
Total assets	$35,936,000	$39,134,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,005,000	$1,027,000
Accrued liabilities	1,460,000	1,128,000
Total current liabilities	2,465,000	2,155,000

Deferred income tax liabilities	807,000	867,000
Total liabilities	3,272,000	3,022,000

Commitments

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 15,411,556 and 17,850,456 shares outstanding as of December 31, 2016 and 2015, respectively	154,000	178,000
Additional paid-in capital	9,990,000	16,526,000
Accumulated other comprehensive loss	(204,000)	(148,000)
Retained earnings	22,724,000	19,556,000
Total shareholders' equity	32,664,000	36,112,000
Total liabilities and shareholders' equity	$35,936,000	$39,134,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2016	2015

Net sales	$46,176,000	$44,955,000

Cost of goods sold, excluding depreciation and amortization	29,192,000	28,983,000
Gross profit	16,984,000	15,972,000

Operating expenses:
Selling, general and administrative	12,768,000	13,794,000
Depreciation and amortization	544,000	703,000
Total operating expenses	13,312,000	14,497,000

Income from operations	3,672,000	1,475,000

Other income:
Equity in income of unconsolidated affiliate	498,000	32,000
Interest income, net	5,000	14,000
Total other income	503,000	46,000

Income before provision for income taxes	4,175,000	1,521,000

Provision for income taxes	1,007,000	480,000

Net income	$3,168,000	$1,041,000

Basic earnings per common share	$0.19	$0.06

Diluted earnings per common share	$0.19	$0.06

Basic weighted average common shares outstanding	16,835,129	18,197,109

Diluted weighted average common shares outstanding	16,835,129	18,238,364

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015

Net income	$3,168,000	$1,041,000
Other comprehensive loss:
Change in unrealized loss on marketable securities, net of tax	(56,000)	(1,523,000)
Total other comprehensive loss	(56,000)	(1,523,000)
Comprehensive income (loss)	$3,112,000	$(482,000)

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2014	18,348,556	$183,000	$17,833,000	$1,375,000	$18,515,000	$37,906,000

Options exercised	475,000	5,000	760,000	-	-	765,000
Common stock repurchased and retired	(973,100)	(10,000)	(2,100,000)	-	-	(2,110,000)
Excess tax benefit from stock options exercised	-	-	9,000	-	-	9,000
Share-based compensation expense	-	-	24,000	-	-	24,000
Net income	-	-	-	-	1,041,000	1,041,000
Other comprehensive loss	-	-	-	(1,523,000)	-	(1,523,000)

Balance as of December 31, 2015	17,850,456	178,000	16,526,000	(148,000)	19,556,000	36,112,000

Options exercised	15,000	-	17,000	-	-	17,000
Common stock repurchased and retired	(2,453,900)	(24,000)	(6,749,000)	-	-	(6,773,000)
Excess tax benefit from stock options exercised	-	-	6,000	-	-	6,000
Share-based compensation expense	-	-	190,000	-	-	190,000
Net income	-	-	-	-	3,168,000	3,168,000
Other comprehensive loss	-	-	-	(56,000)	-	(56,000)

Balance as of December 31, 2016	15,411,556	$154,000	$9,990,000	$(204,000)	$22,724,000	$32,664,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$3,168,000	$1,041,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	190,000	24,000
Depreciation and amortization	544,000	703,000
Equity in income of unconsolidated affiliate	(498,000)	(32,000)
Deferred income taxes	21,000	(48,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,886,000)	2,571,000
Accounts receivable, related party	(166,000)	325,000
Inventories	5,404,000	146,000
Prepaid expenses	(254,000)	1,380,000
Accounts payable and accrued liabilities	310,000	(139,000)

Net cash provided by operating activities	6,833,000	5,971,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(267,000)	(274,000)
Purchase of investments	(41,000)	(175,000)

Net cash used in investing activities	(308,000)	(449,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	17,000	765,000
Repurchase of common stock	(6,773,000)	(2,110,000)
Excess tax benefit from stock options exercised	6,000	9,000

Net cash used in financing activities	(6,750,000)	(1,336,000)

Increase (decrease) in cash	(225,000)	4,186,000

Cash, beginning of the year	9,681,000	5,495,000

Cash, end of the year	$9,456,000	$9,681,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$795,000	$303,000

The accompanying notes are an integral part of these consolidated financial statements.

1.	The Company

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

The Company’s products are sold under the Alpha Pro Tech brand name, and under private label, and are predominantly sold in the United States of America (“US”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated.

Events that occurred after December 31, 2016 through the date ton which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2016. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the two most recent years.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings (years)		25
Machinery and equipment (years)	5	-	15
Office furniture and equipment (years)	2	-	7
Leasehold improvements (years)	4	-	5

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2016 and 2015.

Revenue Recognition

Sales are recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product.

Shipping costs paid by the customers are included in revenue.

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

For the years ended December 31, 2016 and 2015, there were 855,000 and 120,000 stock options granted, respectively, under the Company’s option plan. The Company recognized $190,000 and $24,000 in share-based compensation expense for the years ended December 31, 2016 and 2015, respectively, related to issued options.

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

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015

Net income (numerator)	$3,168,000	$1,041,000

Shares (denominator):
Basic weighted average common shares outstanding	16,835,129	18,197,109
Add: Dilutive effect of common stock options	-	41,255

Diluted weighted average common shares outstanding	16,835,129	18,238,364

Earnings per common share:
Basic	$0.19	$0.06
Diluted	$0.19	$0.06

Translation of Foreign Currencies

Transactions in foreign currencies are translated into US dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2016 and 2015.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2016 and 2015.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $39,000 and $37,000 for the years ended December 31, 2016 and 2015, respectively.

Loss Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Fair Value Measurements

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company’s financial assets as of December 31, 2016 and 2015 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities - 2016	$607,000	$607,000	$-	$-
Marketable securities - 2015	656,000	656,000	-	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management is evaluating the provisions of this update and at this point in time has determined that its adoption will have limited to no impact on the Company’s financial position or results of operations.

ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. Management is evaluating the provisions of this update and at this point in time has determined that its adoption will have limited to no impact on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has not adopted this guidance for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Management is evaluating the provisions of this update and has not determined the impact its adoption will have on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

3.      Investments

As of December 31, 2016 and 2015, investments totaled $607,000 and $656,000, respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Cost basis	$543,000	$502,000
Gain previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss	(316,000)	(226,000)
Fair value	$607,000	$656,000

No marketable securities were sold during the year ended December 31, 2016. The change in unrealized loss of $56,000 and $1,523,000 in the statements of comprehensive income (loss) are presented net of tax for the years ended December 31, 2016 and 2015, respectively. The tax benefit on the unrealized loss was $34,000 and $835,000, in 2016 and 2015, respectively.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2016	2015

Raw materials	$4,313,000	$6,456,000
Work in process	2,535,000	4,143,000
Finished goods	4,146,000	5,799,000
	$10,994,000	$16,398,000

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2016	2015

Buildings	$355,000	$355,000
Machinery and equipment	10,661,000	10,515,000
Office furniture and equipment	1,092,000	1,074,000
Leasehold improvements	506,000	497,000

	12,614,000	12,441,000
Less accumulated depreciation and amortization	(9,968,000)	(9,534,000)

	$2,646,000	$2,907,000

Depreciation and amortization expense for property and equipment was $527,000 and $683,000 for the years ended December 31, 2016 and 2015, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2016				December 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	4.0	$474,000	$(440,000)	$34,000	5.0	$474,000	$(423,000)	$51,000

Amortization expense for intangible assets was $17,000 and $20,000 for the years ended December 31, 2016 and 2015.

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,

2017	$9,000
2018	7,000
2019	5,000
2020	3,000
2021	2,000
Thereafter	8,000
$34,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing building products; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; (4) a 93,000 square foot rental for manufacturing of building products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment existed as of December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, the Company purchased $12,761,000 and $14,272,000 of inventories, respectively, from Harmony. For the years ended December 31, 2016 and 2015, the Company recorded equity in income of unconsolidated affiliate of $498,000 and $32,000, respectively.

As of December 31, 2016, the Company’s investment in Harmony was $3,538,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,107,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2016	2015

Payroll expenses and tax payable	$556,000	$207,000
Bonuses payable	904,000	727,000
Uncertain tax position liability (Note 11)	-	194,000
	$1,460,000	$1,128,000

9.	Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2018. Pursuant to the terms of the credit facility, the Company has borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The credit facility bears interest at prime plus 0.5% (prime rate was 3.75% and 3.50% as of December 31, 2016 and 2015, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.5% unused loan fee on a quarterly basis.

As of December 31, 2016, the Company had no outstanding borrowings on its line of credit and no other debt.

10.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2016, the Company repurchased and retired 2,453,900 shares of its common stock for $6,773,000. During the year ended December 31, 2015, the Company repurchased and retired 973,100 shares of its common stock for $2,110,000. As of December 31, 2016, the Company had $2,505,000 available to repurchase common shares under the repurchase program.

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

Under the 2004 Plan, approximately 4,205,000 options had been granted as of December 31, 2016. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. In 2004 and 2005, options granted had an expiration date of 10 years after the date of grant. The exercise price of the options is determined based on the fair value of the stock on the date of grant.

The following table summarizes option activity for the years ended December 31, 2016 and 2015:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2014	580,000	$1.58
Granted to non-employee directors	120,000	1.58
Exercised	(475,000)	1.61
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2015	225,000	1.52
Granted to non-employee directors	45,000	3.45
Granted to employees	810,000	2.12
Exercised	(15,000)	1.15
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2016	1,065,000	2.06
Options exercisable, December 31, 2016	130,000	1.53

Stock options to purchase 1,065,000 and 225,000 shares of common stock were outstanding as of December 31, 2016 and 2015, respectively.  All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2016.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options
	For the Years Ended December 31,
	2016	2015
Exercise price	$2.19	$1.58
Risk-free interest rate	1.13%	1.69%
Expected volatility	59.16%	59.20%
Expected life in years	4.25	4.25
Dividend rate	-	-
Black-Scholes fair value	$1.03	$0.75

The Company used the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods consistent with the expected term of the award is based on the US Treasury rates in effect at the time of grant. The expected volatility is based on historical volatility. The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future.

The following table summarizes information about stock options as of December 31, 2016:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$1.51	-	$3.45	1,065,000	$2.06	4.2	$1,530,000	130,000	$1.53	2.4	$256,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was $29,000 and $340,000, respectively.

As of December 31, 2016, $803,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 2.41 years. Cash received from 15,000 options exercised for the year ended December 31, 2016 was $17,000.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2016	2015

Current	$986,000	$528,000
Deferred	21,000	(48,000)

	$1,007,000	$480,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2016	2015

Current deferred income taxes:
Foreign tax credits	$3,000	$66,000
Temporary differences:
Inventory reserve	101,000	107,000
Accrued expenses and inventory	334,000	311,000
Current deferred income tax assets, net	$438,000	$484,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	$(683,000)	$(681,000)
Intangible assets	(4,000)	(3,000)
Marketable securities	112,000	78,000
Basis diffence in investments	(129,000)	(129,000)
Foreign exchange	(12,000)	(45,000)
Other	(20,000)	(12,000)
State income taxes	(71,000)	(75,000)

Non-current deferred income tax liabilities	(807,000)	(867,000)

Net deferred income tax liability	$(369,000)	$(383,000)

The provision for income taxes differs from the amount that would be obtained by applying the US statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2016	2015
Income taxes based on US statutory rate of 34%	$1,419,000	$518,000
Non-deductible meals and entertainment	5,000	7,000
Domestic manufacturer's deduction	(71,000)	(18,000)
Foreign taxes	(169,000)	(11,000)
State taxes	66,000	75,000
Other	(243,000)	(91,000)

	$1,007,000	$480,000

In 2012, the Company modified its tax reporting for Harmony, which lowers the Company’s effective tax rate. The Company recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012. The uncertain tax position liability was reduced during 2013 to $194,000 after it was determined that certain tax returns could not be amended. During the fourth quarter of 2016, the statute of limitations expired on the amended returns filed by the Company in 2013, which resulted in the reversal of the remaining $194,000 uncertain tax position liability.

Unrecognized tax benefits during the years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Balance as of January 1	$194,000	$194,000
Gross increase from tax positions taken during the year	-	-
Gross increase from tax positions taken during prior periods	-	-
Reductions to unrecognized tax benefits	(194,000)	-
Balance as of December 31	$-	$194,000

12.	Commitments and Contingencies

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.

The following summarizes future minimum lease payments required under non-cancelable operating lease agreements:

Future Minimum
Years Ending December 31,	Lease Payments

2017	$1,033,000
2018	686,000
2019	596,000
2020	450,000
2021	450,000
Thereafter	900,000
$4,115,000

Total rent expense under operating leases for the years ended December 31, 2016 and 2015 was $1,031,000 and $1,036,000, respectively.

Legal Proceedings: The Company is subject to various pending and threatened litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, the Company will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company’s financial condition and results of operations.

13.	Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan. Under the plan, US employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $39,000 and $37,000 for the years ended December 31, 2016 and 2015, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. The President is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense $232,000 was accrued as of December 31, 2016 for the President’s bonus. Executive bonuses of $146,000 were accrued as of December 31, 2015 of which the former Chief Executive Officer was entitled to three-quarters of the 5% bonus amount as he retired at the end of September 2015.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2016	2015

Building Supply	$27,343,000	$25,800,000
Disposable Protective Apparel	14,219,000	14,661,000
Infection Control	4,614,000	4,494,000

Consolidated net sales	$46,176,000	$44,955,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2016	2015

Building Supply	$5,345,000	$3,605,000
Disposable Protective Apparel	1,671,000	1,439,000
Infection Control	1,581,000	1,396,000
Total segment income	8,597,000	6,440,000

Unallocated corporate overhead expenses	4,422,000	4,919,000
Provision for income taxes	1,007,000	480,000
Consolidated net income	$3,168,000	$1,041,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2016	2015

Net sales by geographic region
United States	$45,068,000	$43,753,000
International	1,108,000	1,202,000

Consolidated net sales	$46,176,000	$44,955,000

	As of December 31,
	2016	2015
Long-lived assets by geographic region
United States	$2,338,000	$2,564,000
International	308,000	343,000

Consolidated total long-lived assets	$2,646,000	$2,907,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2016 and 2015, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2016	2015

Disposable Protective Apparel	$346,000	$394,000
Building Supply	2,208,000	2,410,000
Infection Control	140,000	166,000
Total segment assets	2,694,000	2,970,000

Unallocated corporate assets	41,000	43,000
Total consolidated assets	$2,735,000	$3,013,000

15.	Concentration of Risk

 The Company maintains its cash in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities are in one publicly traded entity. The Company recognized a gain on investment in common stock warrants in a prior period and recognizes an unrealized gain (loss) in comprehensive income (loss) for changes in the fair value of the investment. The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2016 and 2015, and 10% or more of net sales for the years ended December 31, 2016 and 2015, were as follows:

Accounts receivable:	2016	2015
Customer A	11%	11%
Customer B	15%	23%
Customer C	21%	8%

Net Sales:
Customer B	17%	18%
Customer C	11%	*

* Customer’s balance was below the 10% threshold for revenue for the year ended December 31, 2015.

16.	Employment Agreements

The Company has signed employment agreements with two of its current executive officers, which have terms of approximately five years and which automatically renew in accordance with their terms.  The agreements provide that, if the officers’ employment is terminated without cause, as defined in the agreements, the officers are entitled to receive certain severance payments.  If termination occurs due to retirement, the officers may enter into a four-year consulting arrangement with the Company at a specified percentage of the officers’ then - current salaries. Upon death or disability, the Company will also make certain payments to the executive or the executive’s estate or beneficiary, as applicable.

During the third quarter of 2015, the Company’s former CEO retired, which resulted in the payment of a severance amount of $601,000, in accordance with his employment agreement. The severance amount was paid to the former CEO over a 12-month period, and the related accrual as of December 31, 2016 and 2015 was $0 and $452,000, respectively.  The former CEO did not enter into a consulting arrangement subsequent to his retirement.

17.	Related Party Transactions

The Company uses a law firm whose majority member is also a member of the Company’s Board of Directors. For the years ended December 31, 2016 and 2015, payments for legal services to this related party were $188,000 and $110,000, respectively and legal expenses for the years ended December 31, 2016 and 2015 were $33,000 and $278,000, respectively. As of December 31, 2016 and 2015, the Company’s outstanding balance to this related party was $163,000 and $318,000, respectively.

18.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2016 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chairman and (ii) Chief Executive Officer (principal executive officers) and (iii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2017.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2016 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	1,065,000	(1)	$2.06	1,957,000	(2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2017.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2016 and 2015;

Consolidated Statements of Income – Years Ended December 31, 2016 and 2015;

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2016 and 2015;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2016 and 2015;

Consolidated Statements of Cash Flows – Years Ended December 31, 2016 and 2015;

Notes to Consolidated Financial Statements.

(a)(2)          Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 45 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2017

ALPHA PRO TECH, LTD.

DATE:	March 8, 2017	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
Chief Executive Officer and Director

DATE:	March 8, 2017	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2017.

/s/ Lloyd Hoffman

Lloyd Hoffman, Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Alexander W. Millar

Alexander W. Millar, President and Chairman

               (Principal Executive Officer)

/s/ Colleen McDonald

Colleen McDonald, Chief Financial Officer

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

10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*
10.2	Non-Qualified Stock Option Agreement of David Anderson, incorporated by reference to Exhibit 4.2 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Non-Qualified Stock Option Agreement of Robert Isaly, incorporated by reference to Exhibit 4.3 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.4	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.5	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.6	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.7	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.8

Employment Agreement between the Company and Alexander Millar, dated May 15, 2015, incorporated by reference to Exhibit 10.2 to Form 10-Q/A for the quarter ended June 30, 2015, filed on November 5, 2015 (File No. 001-15725).*

10.9	Employment Agreement between the Company and Lloyd Hoffman, dated August 31, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 2, 2016 (File No. 001-15725).*
14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chairman.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data File

* Indicates a management contract or compensatory plan or arrangement.