Form 10-Q
period 2017-03-31
ALPHA PRO TECH LTD
filed 2017-05-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company_X_

Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2017
Common Stock, $0.01 par value	15,048,854 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016 (1)
Assets
Current assets:
Cash	$7,884,000	$9,456,000
Investments	500,000	607,000
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $66,000 as of March 31, 2017 and December 31, 2016, respectively	5,514,000	4,648,000
Accounts receivable, unconsolidated affiliate	109,000	174,000
Inventories	10,679,000	10,994,000
Prepaid expenses and other current assets	2,956,000	3,346,000
Deferred income tax assets	-	438,000
Total current assets	27,642,000	29,663,000

Property and equipment, net	3,078,000	2,646,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	32,000	34,000
Equity investment in unconsolidated affiliate	3,643,000	3,538,000
Total assets	$34,450,000	$35,936,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,256,000	$1,005,000
Accrued liabilities	786,000	1,460,000
Total current liabilities	2,042,000	2,465,000

Deferred income tax liabilities	340,000	807,000
Total liabilities	2,382,000	3,272,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 15,048,856 and 15,411,556 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	150,000	154,000
Additional paid-in capital	8,059,000	9,990,000
Accumulated other comprehensive loss	(281,000)	(204,000)
Retained earnings	24,140,000	22,724,000
Total shareholders' equity	32,068,000	32,664,000
Total liabilities and shareholders' equity	$34,450,000	$35,936,000

(1) The condensed consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Net sales	$10,751,000	$11,847,000

Cost of goods sold, excluding depreciation and amortization	6,457,000	7,602,000

Gross profit	4,294,000	4,245,000

Operating expenses:
Selling, general and administrative	3,474,000	3,457,000
Depreciation and amortization	154,000	154,000

Total operating expenses	3,628,000	3,611,000

Income from operations	666,000	634,000

Other income:
Equity in income of unconsolidated affiliate	105,000	98,000
Interest income, net	1,000	1,000

Total other income	106,000	99,000

Income before provision for income taxes	772,000	733,000

Provision for income taxes	222,000	226,000

Net income	$550,000	$507,000

Basic earnings per common share	$0.04	$0.03

Diluted earnings per common share	$0.04	$0.03

Basic weighted average common shares outstanding	15,207,659	17,669,331

Diluted weighted average common shares outstanding	15,301,801	17,669,331

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Net income	$550,000	$507,000
Other comprehensive loss:
Change in unrealized loss on marketable securities, net of tax	(77,000)	(96,000)

Comprehensive income	$473,000	$411,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2017

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2016	15,411,556	$154,000	$9,990,000	$(204,000)	$22,724,000	$32,664,000
Common stock repurchased and retired	(362,700)	(4,000)	(1,146,000)	-	-	(1,150,000)
Stock-based compensation expense	-	-	81,000	-	-	81,000
Net income	-	-	-	-	550,000	550,000
Other comprehensive loss	-	-	-	(77,000)	-	(77,000)
Cumulative-effect adjustment of change in accounting for stock-based compensation	-	-	(866,000)	-	866,000	-

Balance as of March 31, 2017	15,048,856	$150,000	$8,059,000	$(281,000)	$24,140,000	$32,068,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$550,000	$507,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	81,000	16,000
Depreciation and amortization	154,000	154,000
Equity in income of unconsolidated affiliate	(105,000)	(98,000)
Changes in assets and liabilities:
Accounts receivable, net	(866,000)	(3,434,000)
Accounts receivable, unconsolidated affiliate	65,000	8,000
Inventories	315,000	1,643,000
Prepaid expenses and other current assets	391,000	570,000
Accounts payable and accrued liabilities	(423,000)	(25,000)

Net cash provided by(used in) operating activities	162,000	(659,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(584,000)	(55,000)
Purchase of marketable securities	-	(41,000)

Net cash used in investing activities	(584,000)	(96,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,150,000)	(679,000)
Net cash used in financing activities	(1,150,000)	(679,000)

Decrease in cash	(1,572,000)	(1,434,000)

Cash, beginning of the period	9,456,000	9,681,000

Cash, end of the period	$7,884,000	$8,247,000

Noncash investing and financing information:
Cumulative-effect adjustment of change in accounting for stock-based compensation	$866,000	-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”), which was filed on March 8, 2017. The results of operations for the three months ended March 31, 2017 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2016 was prepared using information from the audited consolidated balance sheet contained in the 2016 Form 10-K, and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the three months ended March 31, 2017 and 2016, no stock options were granted under the Company’s option plan. The Company recognized $81,000 and $16,000 in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, related to the vesting of previously issued options.

Stock options to purchase 1,065,000 shares of common stock were outstanding as of March 31, 2017, and December 31, 2016, respectively.

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

The following table summarizes stock option activity for the three months ended March 31, 2017:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2016	1,065,000	$2.06
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2017	1,065,000	2.06

Options exercisable, March 31, 2017	130,000	1.53

As of March 31, 2017, $721,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.17 years.

As a result of the Company adopting Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017, the Company recorded a one-time $866,000 cumulative–effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital.

4.	Investments

As of March 31, 2017 and December 31, 2016, investments totaled $500,000 and $607,000, respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Cost basis	$543,000	$543,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss before tax benefit	(423,000)	(316,000)
Fair value	$500,000	$607,000

No marketable securities were sold during the three months ended March 31, 2017 and the year ended December 31, 2016. The change in unrealized loss of $77,000 and $96,000 in the statements of comprehensive income are presented net of tax for the quarters ended March 31, 2017 and 2016, respectively. The tax benefit on the unrealized loss was $30,000 and $51,000, for the quarters ended March 31, 2017 and 2016, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has adopted this guidance for the period ended March 31, 2017. There was $410,000 in deferred tax assets that were netted against deferred tax liabilities as of the end of the first quarter 2017. Prior periods were not retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017, and the Company recorded a one-time $866,000 cumulative–effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital. The adoption of this guidance also increased the number of dilutive shares because excess tax benefits are no longer included in the assumed proceeds when calculating the number of dilutive shares. In addition, the effective tax rate will be reduced in future periods when there are excess tax benefits from stock options exercised.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31,	December 31,
	2017	2016

Raw materials	$4,327,000	$4,313,000
Work in process	2,499,000	2,535,000
Finished goods	3,853,000	4,146,000
	$10,679,000	$10,994,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and Associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 102,000 square foot building for manufacturing building products; (2) a 71,500 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 93,000 square foot rental for manufacturing of building products. All additions have been financed by Harmony with no guarantees from the Company.

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether or not the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2017, and December 31, 2016.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2017 and 2016, Alpha Pro Tech purchased $3,627,000 and $2,822,000 of inventories, respectively, from Harmony.

For the three months ended March 31, 2017 and 2016, the Company recorded equity in income of unconsolidated affiliate of $105,000 and $98,000, respectively.

As of March 31, 2017, the Company’s investment in Harmony was $3,643,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,212,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016

Payroll expenses and tax payable	$560,000	$556,000
Bonuses payable	226,000	904,000
	$786,000	$1,460,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
	2017	2016
Net income (numerator)	$550,000	$507,000

Shares (denominator):
Basic weighted average common shares outstanding	15,207,659	17,669,331
Add: dilutive effect of common stock options	94,142	-

Diluted weighted average common shares outstanding	15,301,801	17,669,331

Earnings per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Building Supply	$5,939,000	$6,754,000
Disposable Protective Apparel	3,295,000	3,825,000
Infection Control	1,517,000	1,268,000
Consolidated net sales	$10,751,000	$11,847,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Building Supply	$962,000	$1,012,000
Disposable Protective Apparel	458,000	335,000
Infection Control	596,000	455,000
Total segment income	2,016,000	1,802,000

Unallocated corporate overhead expenses	1,244,000	1,069,000
Provision for income taxes	222,000	226,000
Consolidated net income	$550,000	$507,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Building Supply	$2,138,000	$2,208,000
Disposable Protective Apparel	361,000	346,000
Infection Control	135,000	140,000
Total segment assets	2,634,000	2,694,000

Unallocated corporate assets	531,000	41,000
Total consolidated assets	$3,165,000	$2,735,000

11.	Related Party Transactions

The Company used a law firm whose majority member was also a member of the Company’s Board of Directors. For the three months ended March 31, 2017 and 2016, the Company expensed $40,000 and $25,000, respectively, for legal services from this related party. As of March 31, 2017 and December 31, 2016, the Company’s outstanding balance to this related party was $203,000 and $163,000, respectively.

Effective March 31, 2017 the Board member resigned from the Board of Directors which removed the related party relationship with this law firm.

12.	Commitments

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2017 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Where to find more information about us: We make available, free of charge, on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such reports with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

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

Alpha Pro Tech, Ltd.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and quantities on hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Gross profit	39.9%	35.8%
Selling, general and administrative expenses	32.3%	29.2%
Income from operations	6.2%	5.4%
Income before provision for income taxes	7.2%	6.2%
Net income	5.1%	4.3%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Sales. Consolidated sales for the three months ended March 31, 2017 decreased to $10,751,000 from $11,847,000 for the three months ended March 31, 2016, representing a decrease of $1,096,000, or 9.3%. This decrease consisted of decreased sales in the Building Supply segment of $815,000 and decreased sales in the Disposable Protective Apparel segment of $530,000, partially offset by increased sales in the Infection Control segment of $249,000.

Building Supply segment sales for the three months ended March 31, 2017 decreased by $815,000, or 12.1%, to $5,939,000, compared to $6,754,000 for the same period of 2016. This segment decrease was primarily due to a 23.1% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB) and a 1.3% decrease in sales of other woven material, partially offset by an 8.9% increase in sales of housewrap. The sales mix of the Building Supply segment for the three months ended March 31, 2017 was 54% for synthetic roof underlayment, 41% for housewrap and 5% for other woven material. This compared to 63% for synthetic roof underlayment, 33% for housewrap and 4% for other woven material for the three months ended March 31, 2016.

Although Building Supply segment sales were down, first quarter sales were still the second highest first quarter results on record for the Building Supply segment, second only to last year’s quarter. Although, the quarter was disappointing, it did have its positives, with housewrap sales up, even though synthetic roof underlayment sales were down significantly. Housewrap sales were encouraging, as we achieved healthy sales increases over the first quarter 2016. Synthetic roof underlayment sales were down in the first quarter of 2017, due to a soft re-roofing market and lower sales that were primarily affected by a couple of distributors. One of our large distributors had an overall corporate mandate to lower inventory levels during the quarter, and another was a small distributor that changed strategy during 2016 and that has now been replaced by a distributor that we hope will be more successful.

Management expects that the Building Supply segment should experience growth in the latter half of 2017.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2017 decreased by $530,000, or 13.9%, to $3,295,000, compared to $3,825,000 for the same period of 2016, primarily due to decreased sales to our major international supply chain partner as well as decreased sales to a regional distributor, which decreased sales were due to timing, and sales should pick up in the coming months. Although sales to our major international supply chain partner were down, sales to its end users were not.

Infection Control segment sales for the three months ended March 31, 2017 increased by $249,000, or 19.6%, to $1,517,000, compared to $1,268,000 for the same period of 2016. Mask sales were up by 17.8%, or $163,000, to $1,079,000, and shield sales were up by 24.4%, or $86,000, to $438,000.

Gross Profit. Gross profit increased by $49,000, or 1.2%, to $4,294,000 for the three months ended March 31, 2017 from $4,245,000 for the same period of 2016. The gross profit margin was 39.9% for the three months ended March 31, 2017, compared to 35.8% for the same period of 2016. Although gross profit margin in the first quarter of 2016 was 35.8%, gross profit margin for the latter half of the 2016 year was approximately 38%, as we worked on reducing product costs. Management expects gross profit margin for the balance of 2017 to be in a similar range as the latter half of 2016, and we will continue to work on reducing product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17,000, or 0.5%, to $3,474,000 for the three months ended March 31, 2017 from $3,457,000 for the three months ended March 31, 2016. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% for the three months ended March 31, 2017, from 29.2% for the same period of 2016.

The change in expenses for the first quarter of 2017 by segment was as follows: Building Supply was down $35,000, or 2.8%, Disposable Protective Apparel was down $112,000, or 7.9%, Infection Control was down $12,000, or 7.7%, and corporate unallocated expenses were up $176,000, or 16.4%. The increase in corporate unallocated expenses was primarily due to increased stock based compensation and increased foreign exchange expense.

Pursuant to his employment agreement, the Company’s President and Chairman is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $41,000 was accrued for the three months ended March 31, 2017, as compared to $39,000 for the same period of 2016.

Depreciation and Amortization. Depreciation and amortization expense remained unchanged at $154,000 for both the three months ended March 31, 2017 and the three months ended March 31, 2016.

Income from Operations. Income from operations increased by $32,000, or 5.0%, to $666,000 for the three months ended March 31, 2017, compared to $634,000 for the three months ended March 31, 2016. The increased income from operations was primarily due to an increase in gross profit of $49,000, partially offset by an increase in selling, general and administrative expenses of $17,000.

Other Income. Other income increased by $7,000 to $106,000 for the three months ended March 31, 2017 from $99,000 for the same period of 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $105,000 and interest income of $1,000 for the three months ended March 31, 2017. Other income consisted primarily of equity in income of unconsolidated affiliate of $98,000 and interest income of $1,000 for the three months ended March 31, 2016.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2017 was $772,000, compared to income before provision for income taxes of $733,000 for the three months ended March 31, 2016, representing an increase of $39,000, or 5.3%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $32,000 and an increase in other income of $7,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2017 was $222,000, compared to $226,000 for the same period of 2016. The estimated effective tax rate was 28.8% for the three months ended March 31, 2017, compared to 30.8% for the same period of 2016. The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three months ended March 31, 2017, the estimated effective tax rate would have been 33.3% if the equity in income of unconsolidated affiliate were taxable. Management expects the effective tax rate to be in the high 20% range for the balance of 2017.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended March 31, 2017 was $550,000, compared to net income of $507,000 for the three months ended March 31, 2016, representing an increase of $43,000, or 8.5%. The net income increase was due to an increase in income before provision for income taxes of $39,000 and a decrease in provision for income taxes of $4,000. Net income as a percentage of net sales for the three months ended March 31, 2017 was 5.1%, and net income as a percentage of net sales for the same period of 2016 was 4.3%. Basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016 were $0.04 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash of $7,884,000 and working capital of $25,600,000, representing a decrease in working capital of 5.9%, or $1,598,000, from December 31, 2016. As of March 31, 2017, our current ratio (current assets/current liabilities) was 14:1, compared to a 12:1 current ratio as of December 31, 2016. Cash decreased by 16.6%, or $1,572,000, to $7,884,000 as of March 31, 2017, compared to $9,456,000 as of December 31, 2016. The decrease in cash was due to cash used in investing activities of $584,000 and cash used in financing activities of $1,150,000, partially offset by cash provided by operating activities of $162,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2017, the prime interest rate was 4.0%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2017. As of March 31, 2017, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $162,000 for the three months ended March 31, 2017 was due to net income of $550,000, adjusted primarily by the following: stock-based compensation expense of $81,000, depreciation and amortization of $154,000, equity in income of unconsolidated affiliate of $105,000, an increase in accounts receivable of $801,000, a decrease in inventory of $315,000, a decrease in prepaid expenses of $390,000 and a decrease in accounts payable and accrued liabilities of $423,000.

Accounts receivable increased by $801,000, or 16.6%, to $5,623,000 as of March 31, 2017 from $4,822,000 as of December 31, 2016. The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through the end of the first quarter of 2017 to remain competitive, as our competition also offers these extended payment terms. We started this program in late December 2016, and the majority of these receivables are due to be collected in the second quarter of this year. The number of days that sales remained outstanding as of March 31, 2017, calculated by using an average of accounts receivable outstanding, was 44 days, compared to 30 days as of December 31, 2016.

Inventory decreased by $315,000, or 2.9%, to $10,679,000 as of March 31, 2017, from $10,994,000 as of December 31, 2016. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $612,000, or 16.4%, to $3,124,000 and a decrease in inventory for the Infection Control segment of $123,000, or 5.3%, to $2,226,000, partially offset by an increase in inventory for the Building Supply segment of $420,000, or 8.6%, to $5,329,000.

Prepaid expenses and other current assets decreased by $390,000, or 11.7%, to $2,956,000 as of March 31, 2017 from $3,346,000 as of December 31, 2016. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of March 31, 2017 decreased by $423,000, or 17.2%, to $2,042,000, from $2,465,000 as of December 31, 2016. The change was primarily due to a decrease in accrued liabilities of $674,000 and an increase in trade payables of $251,000.

Net cash used in investing activities was $584,000 for the three months ended March 31, 2017, compared to net cash used in investing activities of $96,000 for the same period of 2016. Our investing activities for the three months ended March 31, 2017 consisted of the purchase of property and equipment of $584,000. Our investing activities for the three months ended March 31, 2016 consisted of the purchase of property and equipment of $55,000 and the purchase of marketable securities of $41,000.

Alpha Pro Tech, Ltd.

Net cash used in financing activities was $1,150,000 for the three months ended March 31, 2017, compared to net cash used in financing activities of $679,000 for the same period of 2016. The net cash used in financing activities for the three months ended March 31, 2017 was due to the payment of $1,150,000 for the repurchase of shares of our common stock. The net cash used in financing activities for the three months ended March 31, 2016 was due to the payment of $679,000 for the repurchase of shares of our common stock.

As of March 31, 2017, we had $1,355,000 available for additional stock purchases under our stock repurchase program. During the three months ended March 31, 2017, we repurchased 362,700 shares of common stock at a cost of $1,150,000. As of March 31, 2017, we had repurchased a total of 15,334,231 shares of common stock at a cost of $26,165,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption being permitted. The Company has adopted this guidance for the period ended March 31, 2017. There was $410,000 in deferred tax assets that were netted against deferred tax liabilities as of the end of the first quarter 2017. Prior periods were not retrospectively adjusted.

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

Alpha Pro Tech, Ltd.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017, and the Company recorded a one-time $866,000 cumulative–effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital. The adoption of this guidance also increased the number of dilutive shares because excess tax benefits are no longer included in the assumed proceeds when calculating the number of dilutive shares. In addition, the effective tax rate will be reduced in future periods when there are excess tax benefits from stock options exercised.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chairman and our Chief Executive Officer (principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2017, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2017	161,100	$3.22	161,100	$1,982,000
February 1 - 28, 2017	100,100	3.19	100,100	1,660,000
March 1 - 31, 2017	101,500	2.98	101,500	1,355,000
	362,700	3.15	362,700

(1) On November 15, 2016, the Company announced that the Board of Directors had authorized a $3,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President and Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chairman.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2017.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 10, 2017	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman Chief Executive Officer

DATE:	May 10, 2017	BY:	/s/Colleen McDonald
Colleen McDonald Chief Financial Officer