Form 10-Q
period 2017-06-30
ALPHA PRO TECH LTD
filed 2017-08-03
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 28, 2017
Common Stock, $0.01 par value	15,105,521 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016 (1)
Assets
Current assets:
Cash	$8,836,000	$9,456,000
Investments	564,000	607,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $67,000 as of June 30, 2017 and December 31, 2016, respectively	4,947,000	4,648,000
Accounts receivable, unconsolidated affiliate	278,000	174,000
Inventories	10,768,000	10,994,000
Prepaid expenses and other current assets	2,505,000	3,346,000
Deferred income tax assets	-	438,000
Total current assets	27,898,000	29,663,000

Property and equipment, net	3,110,000	2,646,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	25,000	34,000
Equity investments in unconsolidated affiliate	3,772,000	3,538,000
Total assets	$34,860,000	$35,936,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,204,000	$1,005,000
Accrued liabilities	712,000	1,460,000
Total current liabilities	1,916,000	2,465,000

Deferred income tax liabilities	361,000	807,000
Total liabilities	2,277,000	3,272,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 14,926,256 and 15,411,556 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	149,000	154,000
Additional paid-in capital	7,729,000	9,990,000
Accumulated other comprehensive loss	(239,000)	(204,000)
Retained earnings	24,944,000	22,724,000
Total shareholders' equity	32,583,000	32,664,000
Total liabilities and shareholders' equity	$34,860,000	$35,936,000

(1)	The condensed consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$11,282,000	$12,708,000	$22,032,000	$24,555,000

Cost of goods sold, excluding depreciation and amortization	6,795,000	8,168,000	13,252,000	15,770,000
Gross profit	4,487,000	4,540,000	8,780,000	8,785,000

Operating expenses:
Selling, general and administrative	3,346,000	3,334,000	6,819,000	6,791,000
Depreciation and amortization	125,000	117,000	279,000	271,000
Total operating expenses	3,471,000	3,451,000	7,098,000	7,062,000

Income from operations	1,016,000	1,089,000	1,682,000	1,723,000

Other income:
Equity in income of unconsolidated affiliate	129,000	93,000	234,000	191,000
Interest income, net	1,000	1,000	2,000	2,000
Total other income	130,000	94,000	236,000	193,000

Income before provision for income taxes	1,146,000	1,183,000	1,918,000	1,916,000

Provision for income taxes	342,000	386,000	564,000	612,000

Net income	$804,000	$797,000	$1,354,000	$1,304,000

Basic earnings per common share	$0.05	$0.05	$0.09	$0.07

Diluted earnings per common share	$0.05	$0.05	$0.09	$0.07

Basic weighted average common shares outstanding	14,953,217	17,211,268	15,079,733	17,440,299

Diluted weighted average common shares outstanding	15,006,089	17,211,268	15,151,032	17,440,299

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$804,000	$797,000	$1,354,000	$1,304,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	43,000	18,000	(35,000)	(78,000)
Comprehensive income	$847,000	$815,000	$1,319,000	$1,226,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2017

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2016	15,411,556	$154,000	$9,990,000	$(204,000)	$22,724,000	$32,664,000
Common stock repurchased and retired	(525,300)	(5,000)	(1,619,000)	-	-	(1,624,000)
Stock-based compensation expense	-	-	163,000	-	-	163,000
Options exercised	40,000	-	61,000	-	-	61,000
Net income	-	-	-	-	1,354,000	1,354,000
Other comprehensive loss	-	-	-	(35,000)	-	(35,000)
Cumulative-effect adjustment of change in accounting for stock-based compensation	-	-	(866,000)	-	866,000	-
Balance as of June 30, 2017	14,926,256	$149,000	$7,729,000	$(239,000)	$24,944,000	$32,583,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$1,354,000	$1,304,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	163,000	34,000
Depreciation and amortization	279,000	271,000
Equity in income of unconsolidated affiliate	(234,000)	(191,000)
Changes in assets and liabilities:
Accounts receivable, net	(299,000)	(2,351,000)
Accounts receivable, unconsolidated affiliate	(104,000)	6,000
Inventories	226,000	3,742,000
Prepaid expenses and other current assets	841,000	150,000
Accounts payable and accrued liabilities	(549,000)	(103,000)

Net cash provided by operating activities	1,677,000	2,862,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(734,000)	(163,000)
Purchase of marketable securities	-	(41,000)

Net cash used in investing activities	(734,000)	(204,000)

Cash Flows From Financing Activities:
Repurchase of common stock	(1,624,000)	(1,751,000)
Proceeds from exercise of stock options	61,000	-

Net cash used in financing activities	(1,563,000)	(1,751,000)

Increase (decrease) in cash	(620,000)	907,000

Cash, beginning of the period	9,456,000	9,681,000

Cash, end of the period	$8,836,000	$10,588,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 10-Q and Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”), which was filed on March 8, 2017. The results of operations for the six months ended June 30, 2017 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2016 was prepared using information from the audited consolidated balance sheet contained in the 2016 Form 10-K and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the six months ended June 30, 2017, no stock options were granted under the Company’s option plan. For the six months ended June 30, 2016, 810,000 stock options were granted under the Company’s option plan. The Company recognized $163,000 and $34,000 in stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively, related to the vesting of previously issued options.

Stock options to purchase 1,005,000 shares of common stock were outstanding as of June 30, 2017, and stock options to purchase 1,065,000 shares of common stock were outstanding as of December 31, 2016.

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

The following table summarizes stock option activity for the six months ended June 30, 2017:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2016	1,065,000	$2.19
Granted to employees and non-employee directors	-
Exercised	(40,000)	1.53
Canceled/expired/forfeited	(20,000)	1.58
Options outstanding, June 30, 2017	1,005,000	2.09
Options exercisable, June 30, 2017	357,300	1.97

As of June 30, 2017, $640,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.92 years.

As a result of the Company adopting Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017, the Company recorded a one-time $866,000 cumulative-effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital.

4.	Investments

As of June 30, 2017 and December 31, 2016, investments totaled $564,000 and $607,000 respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Cost basis	$543,000	$543,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss before tax benefit	(359,000)	(316,000)
Fair value	$564,000	$607,000

No marketable securities were sold during the six months ended June 30, 2017 and the year ended December 31, 2016. The change in unrealized gain of $43,000 and $18,000 for the three months ended June 30, 2017 and 2016, respectively, in the statements of comprehensive income are presented net of tax for the quarters ended June 30, 2017 and 2016, respectively. The tax expense on the unrealized gain was $22,000 and $5,000 for the quarters ended June 30, 2017 and 2016, respectively. The change in unrealized loss of $35,000 and $78,000 for the six months ended June 30, 2017 and 2016, respectively, in the statements of comprehensive income are presented net of tax for the six months ended June 30, 2017 and 2016. The tax benefit on the unrealized loss was $8,000 and $46,000 for the six months ended June 30, 2017 and 2016, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption being permitted. The Company has adopted this guidance for the period ended June 30, 2017. There was $410,000 in deferred tax assets that were netted against deferred tax liabilities as of the end of the first quarter 2017. Prior periods were not retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has not yet adopted this guidance and has not yet determined the impact of adoption on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017, and the Company recorded a one-time $866,000 cumulative-effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital. The adoption of this guidance also increased the number of dilutive shares because excess tax benefits are no longer included in the assumed proceeds when calculating the number of dilutive shares. In addition, the effective tax rate will be reduced in future periods when there are excess tax benefits from stock options exercised.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion.

6.	Inventories

As of June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30,	December 31,
	2017	2016

Raw materials	$4,333,000	$4,313,000
Work in process	2,869,000	2,535,000
Finished goods	3,566,000	4,146,000
	$10,768,000	$10,994,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2017.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2017 and 2016, Alpha Pro Tech purchased $4,213,000 and $3,107,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2017 and 2016, Alpha Pro Tech purchased $7,839,000 and $5,930,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2017 and 2016, the Company recorded equity in income of unconsolidated affiliate of $129,000 and $93,000, respectively, related to Harmony. For the six months ended June 30, 2017 and 2016, the Company recorded equity in income of unconsolidated affiliate of $234,000 and $191,000, respectively, related to Harmony.

As of June 30, 2017, the Company’s investment in Harmony was $3,772,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,341,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016

Payroll expenses	$243,000	$556,000
Bonuses payable	469,000	904,000
	$712,000	$1,460,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (numerator)	$804,000	$797,000	$1,354,000	$1,304,000

Shares (denominator):
Basic weighted average common shares outstanding	14,953,217	17,211,268	15,079,733	17,440,299
Add: dilutive effect of common stock options	52,872	-	71,299	-

Diluted weighted average common shares outstanding	15,006,089	17,211,268	15,151,032	17,440,299

Earnings per common share:
Basic	$0.05	$0.05	$0.09	$0.07
Diluted	$0.05	$0.05	$0.09	$0.07

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Building Supply	$6,283,000	$7,924,000	$12,222,000	$14,679,000
Disposable Protective Apparel	3,774,000	3,624,000	7,068,000	7,448,000
Infection Control	1,225,000	1,160,000	2,742,000	2,428,000
Consolidated net sales	$11,282,000	$12,708,000	$22,032,000	$24,555,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Building Supply	$1,170,000	$1,657,000	$2,132,000	$2,670,000
Disposable Protective Apparel	752,000	375,000	1,213,000	710,000
Infection Control	412,000	381,000	1,008,000	836,000
Total segment income	2,334,000	2,413,000	4,353,000	4,216,000

Unallocated corporate overhead expenses	1,188,000	1,230,000	2,435,000	2,300,000
Provision for income taxes	342,000	386,000	564,000	612,000
Consolidated net income	$804,000	$797,000	$1,354,000	$1,304,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Building Supply	$2,105,000	$2,208,000
Disposable Protective Apparel	356,000	346,000
Infection Control	125,000	140,000
Total segment assets	2,586,000	2,694,000

Unallocated corporate assets	604,000	41,000
Total consolidated assets	$3,190,000	$2,735,000

11.	Related Party Transactions

The Company uses a law firm whose majority member was a member of the Company’s Board of Directors. Effective March 31, 2017, the Board member resigned from the Board of Directors which removed the related party relationship with this law firm. For the three months ended June 30, 2016 the Company expensed $25,000 for legal services from this related party. For the six months ended June 30, 2017 and 2016, the Company expensed $40,000 and $50,000, respectively, for legal services from this related party, As of December 31, 2016, the Company’s outstanding balance to this related party was $163,000.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2017 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.8%	35.7%	39.9%	35.8%
Selling, general and administrative expenses	29.7%	26.2%	31.0%	27.7%
Income from operations	9.0%	8.6%	7.6%	7.0%
Income before provision for income taxes	10.2%	9.3%	8.7%	7.8%
Net income	7.1%	6.3%	6.1%	5.3%

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Sales. Consolidated sales for the three months ended June 30, 2017 decreased to $11,282,000 from $12,708,000 for the three months ended June 30, 2016, representing a decrease of $1,426,000, or 11.2%. This decrease consisted of decreased sales in the Building Supply segment of $1,641,000, partially offset by increased sales in the Disposable Protective Apparel segment of $150,000 and increased sales in the Infection Control segment of $65,000.

Building Supply segment sales for the three months ended June 30, 2017 decreased by $1,641,000, or 20.7%, to $6,283,000, compared to $7,924,000 for the same period of 2016. This segment decrease was primarily due to a 35.5% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB), partially offset by a 43.5% increase in sales of other woven material and a 0.7% increase in sales of housewrap. The sales mix of the Building Supply segment for the three months ended June 30, 2017 was 51% for synthetic roof underlayment, 40% for housewrap and 9% for other woven material. This compared to 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material for the three months ended June 30, 2016.

Although Building Supply segment sales were down, housewrap sales remained steady, with slightly increased sales in the second quarter and a 4.6% increase year to date. In the third quarter, we will be introducing a new, innovative and exciting product line to our housewrap family. This new product offering will compete in a segment of the housewrap market that is currently untapped for us, and we anticipate will provide us with significant growth opportunities. Synthetic roof underlayment sales were down in the second quarter of 2017, due to a soft roofing market in which shingle shipments were down significantly, as well as lower sales to private label customers and competition in our economy line. The number of rolls of non-private label synthetic roof underlayment sold were down 18%, which is similar to the decline in shingle shipments for the quarter. One of our largest private label distributors was down significantly in the second quarter as it was during the first quarter. Excluding this one private label distributor, the majority of the decline was in our economy TECHNO family line and not our premium REX™ synthetic roof underlayment line. We are seeing the market migrate toward premium roofing products, which have less competition, higher sales dollars per roll and higher gross margin. We believe that our line of synthetic roof underlayment will be a growth driver in the coming quarters.

Alpha Pro Tech, Ltd.

Management expects the Building Supply segment to experience growth in the latter half of 2017.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2017 increased by $150,000, or 4.1%, to $3,774,000, compared to $3,624,000 for the same period of 2016, primarily due to increased sales to our major international supply chain partner as well as increased sales to national and regional distributors.

Infection Control segment sales for the three months ended June 30, 2017 increased by $65,000, or 5.6%, to $1,225,000, compared to $1,160,000 for the same period of 2016. Mask sales were up by 12.5%, or $97,000, to $866,000, and shield sales were down by 7.8%, or $32,000, to $359,000.

Consolidated sales for the six months ended June 30, 2017 decreased to $22,032,000 from $24,555,000 for the six months ended June 30, 2016, representing a decrease of $2,523,000, or 10.3%. This decrease was due to decreased sales in the Building Supply segment of $2,457,000 and decreased sales in the Disposable Protective Apparel segment of $380,000, partially offset by increased sales in the Infection Control segment of $314,000.

Building Supply segment sales for the six months ended June 30, 2017 decreased by $2,457,000, or 16.7%, to $12,222,000, compared to $14,679,000 for the same period of 2016. This segment decrease was primarily due to a 29.8% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB), partially offset by a 4.6% increase in sales of housewrap and a 24.9% increase in sales of other woven material. The sales mix of the Building Supply segment for the six months ended June 30, 2017 was 53% for synthetic roof underlayment, 40% for housewrap and 7% for other woven material. This compared to 63% for synthetic roof underlayment, 32% for housewrap and 5% for other woven material for the six months ended June 30, 2016.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2017 decreased by $380,000, or 5.1%, to $7,068,000, compared to $7,448,000 for the same period of 2016. The decrease was primarily due to decreased sales to our national and regional distributors and to a lesser extent to our major international supply chain partner.

Infection Control segment sales for the six months ended June 30, 2017 increased by $314,000, or 12.9%, to $2,742,000, compared to $2,428,000 for the same period of 2016. Mask sales were up by 15.3%, or $260,000, to $1,944,000, and shield sales were up by 7.7%, or $54,000, to $798,000.

Gross Profit. Gross profit decreased by $53,000, or 1.2%, to $4,487,000 for the three months ended June 30, 2017 from $4,540,000 for the same period of 2016. The gross profit margin was 39.8% for the three months ended June 30, 2017, compared to 35.7% for the same period of 2016. Although gross profit margin in the second quarter of 2017 was 39.8%, gross profit margin for the latter half of the 2016 year was approximately 38%, as we worked on reducing product costs.

Gross profit decreased by $5,000, or 0.1%, to $8,780,000 for the six months ended June 30, 2017 from $8,785,000 for the same period of 2016. The gross profit margin was 39.9% for the six months ended June 30, 2017, compared to 35.8% for the same period of 2016.

Management expects gross profit margin to be in and around the 39% range in 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12,000, or 0.4%, to $3,346,000 for the three months ended June 30, 2017 from $3,334,000 for the three months ended June 30, 2016. As a percentage of net sales, selling, general and administrative expenses increased to 29.7% for the three months ended June 30, 2017, from 26.2% for the same period of 2016.

The change in expenses for the second quarter of 2017 by segment was as follows: Building Supply was up $86,000, or 8.0%, Infection Control was up $14,000, or 10.5%, Disposable Protective Apparel was down $39,000, or 10.5%, and corporate unallocated expenses were down $49,000, or 4.3%.

Alpha Pro Tech, Ltd.

Selling, general and administrative expenses increased by $28,000, or 0.4%, to $6,819,000 for the six months ended June 30, 2017 from $6,791,000 for the six months ended June 30, 2016. As a percentage of net sales, selling, general and administrative expenses increased to 31.0% for the six months ended June 30, 2017 from 27.7% for the same period of 2016.

The change in expenses for the first six months of 2017 by segment was as follows: Building Supply was up $51,000, or 2.2%, Infection Control was up $2,000, or 0.7%, corporate unallocated expenses were up $126,000, or 5.5%, and Disposable Protective Apparel was down $151,000, or 8.0%.

Pursuant to his employment agreement, the Company’s President and Chairman is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $60,000 was accrued for the three months ended June 30, 2017, as compared to $62,000 for the same period of 2016. A bonus of $101,000 was accrued for both the six months ended June 30, 2017 and 2016.

Depreciation and Amortization. Depreciation and amortization expense increased by $8,000, or 6.8%, to $125,000 for the three months ended June 30, 2017 from $117,000 for the same period of 2016.

Depreciation and amortization expense increased by $8,000, or 3.0%, to $279,000 for the six months ended June 30, 2017 from $271,000 for the same period of 2016.

Income from Operations. Income from operations decreased by $73,000, or 6.7%, to $1,016,000 for the three months ended June 30, 2017, compared to $1,089,000 for the three months ended June 30, 2016. The decreased income from operations was primarily due to a decrease in gross profit of $53,000 and an increase in selling, general and administrative expenses of $12,000.

Income from operations decreased by $41,000, or 2.4%, to $1,682,000 for the six months ended June 30, 2017, compared to $1,723,000 for the six months ended June 30, 2016. The decreased income from operations was primarily due to a decrease in gross profit of $5,000, an increase in selling, general and administrative expenses of $28,000 and an increase in depreciation and amortization expense of $8,000.

Other Income. Other income increased by $36,000 to $130,000 for the three months ended June 30, 2017 from $94,000 for the same period of 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $129,000 and interest income of $1,000 for the three months ended June 30, 2017. Other income consisted primarily of equity in income of unconsolidated affiliate of $93,000 and interest income of $1,000 for the three months ended June 30, 2016.

Other income increased by $43,000 to $236,000 for the six months ended June 30, 2017 from $193,000 for the same period of 2016. Other income consisted primarily of equity in income of unconsolidated affiliate of $234,000 and interest income of $2,000 for the six months ended June 30, 2017. Other income consisted primarily of equity in income of unconsolidated affiliate of $191,000 and interest income of $2,000 for the six months ended June 30, 2016.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2017 was $1,146,000, compared to income before provision for income taxes of $1,183,000 for the three months ended June 30, 2016, representing a decrease of $37,000, or 3.1%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $73,000, partially offset by an increase in other income of $36,000.

Income before provision for income taxes for the six months ended June 30, 2017 was $1,918,000, compared to income before provision for income taxes of $1,916,000 for the six months ended June 30, 2016, representing an increase of $2,000, or 0.1%. The increase in income before provision for income taxes was primarily due to an increase in other income of $43,000, partially offset by a decrease in income from operations of $41,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2017 was $342,000, compared to $386,000 for the same period of 2016. The estimated effective tax rate was 29.8% for the three months ended June 30, 2017, compared to 32.6% for the same period of 2016. The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three months ended June 30, 2017, the estimated effective tax rate would have been 33.6% if the equity in income of unconsolidated affiliate were taxable. Management expects the effective tax rate to be in the high 20% range for the remainder of 2017.

Alpha Pro Tech, Ltd.

The provision for income taxes for the six months ended June 30, 2016 was $564,000, compared to $612,000 for the same period of 2016. The estimated effective tax rate was 29.4% for the six months ended June 30, 2017, compared to 31.9% for the same period of 2016.

Net Income. Net income for the three months ended June 30, 2017 was $804,000, compared to net income of $797,000 for the three months ended June 30, 2016, representing an increase of $7,000, or 0.9%. The net income increase was due to a decrease in provision for income taxes of $44,000, partially offset by a decrease in income before provision for income taxes of $37,000. Net income as a percentage of net sales for the three months ended June 30, 2017 was 7.1%, and net income as a percentage of net sales for the same period of 2016 was 6.3%. Basic and diluted earnings per common share for the three months ended June 30, 2017 and 2016 were $0.05 and $0.05, respectively.

Net income for the six months ended June 30, 2017 was $1,354,000, compared to net income of $1,304,000 for the six months ended June 30, 2016, representing an increase of $50,000, or 3.8%. The net income increase was due to an increase in income before provision for income taxes of $2,000 and a decrease in provision for income taxes of $48,000. Net income as a percentage of net sales for the six months ended June 30, 2017 was 6.1%, and net income as a percentage of net sales for the same period of 2016 was 5.3%. Basic and diluted earnings per common share for the six months ended June 30, 2017 and 2016 were $0.09 and $0.07, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash of $8,836,000 and working capital of $25,982,000, representing a decrease in working capital of 4.5%, or $1,216,000, from December 31, 2016. As of June 30, 2017, our current ratio (current assets/current liabilities) was 15:1, compared to a 12:1 current ratio as of December 31, 2016. Cash decreased by 6.6%, or $620,000, to $8,836,000 as of June 30, 2017, compared to $9,456,000 as of December 31, 2016. The decrease in cash was due to cash used in investing activities of $734,000 and cash used in financing activities of $1,563,000, partially offset by cash provided by operating activities of $1,677,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2017, the prime interest rate was 4.25%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2017. As of June 30, 2017, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $1,677,000 for the six months ended June 30, 2017 was due to net income of $1,354,000, adjusted primarily by the following: stock-based compensation expense of $163,000, depreciation and amortization of $279,000, equity in income of unconsolidated affiliate of $234,000, an increase in accounts receivable of $403,000, a decrease in inventory of $226,000, a decrease in prepaid expenses of $841,000 and a decrease in accounts payable and accrued liabilities of $549,000.

Accounts receivable increased by $403,000, or 8.4%, to $5,225,000 as of June 30, 2017 from $4,822,000 as of December 31, 2016. The increase in accounts receivable was primarily related to increased revenue in the second quarter of 2017 compared to the fourth quarter of 2016. The number of days that sales remained outstanding as of June 30, 2017, calculated by using an average of accounts receivable outstanding, was 44 days, compared to 30 days as of December 31, 2016.

Inventory decreased by $226,000, or 2.1%, to $10,768,000 as of June 30, 2017 from $10,994,000 as of December 31, 2016. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $976,000, or 26.1%, to $2,759,000, partially offset by an increase in inventory for the Building Supply segment of $747,000, or 15.2%, to $5,656,000 and an increase in inventory for the Infection Control segment of $3,000, or 0.1%, to $2,353,000.

Alpha Pro Tech, Ltd.

Prepaid expenses and other current assets decreased by $841,000, or 25.1%, to $2,505,000 as of June 30, 2017 from $3,346,000 as of December 31, 2016. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of June 30, 2017 decreased by $549,000, or 22.3%, to $1,916,000, from $2,465,000 as of December 31, 2016. The change was primarily due to a decrease in accrued liabilities of $748,000 and an increase in trade payables of $199,000.

Net cash used in investing activities was $734,000 for the six months ended June 30, 2017, compared to net cash used in investing activities of $204,000 for the same period of 2016. Our investing activities for the six months ended June 30, 2017 consisted of the purchase of property and equipment of $734,000. Our investing activities for the six months ended June 30, 2016 consisted of the purchase of property and equipment of $163,000 and the purchase of marketable securities of $41,000.

Net cash used in financing activities was $1,563,000 for the six months ended June 30, 2017, compared to net cash used in financing activities of $1,751,000 for the same period of 2016. The net cash used in financing activities for the six months ended June 30, 2017 was due to the payment of $1,624,000 for the repurchase of shares of our common stock, offset by proceeds from exercise of stock options of $61,000. The net cash used in financing activities for the six months ended June 30, 2016 was due to the payment of $1,751,000 for the repurchase of shares of our common stock.

As of June 30, 2017, we had $2,881,000 available for additional stock purchases under our stock repurchase program. During the six months ended June 30, 2017, we repurchased 525,300 shares of common stock at a cost of $1,624,000. As of June 30, 2017, we had repurchased a total of 15,496,831 shares of common stock at a cost of $26,639,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption being permitted. The Company has adopted this guidance for the period ended June 30, 2017. There was $410,000 in deferred tax assets that were netted against deferred tax liabilities as of the end of the first quarter 2017. Prior periods were not retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company has not yet adopted this guidance and has not yet determined the impact of adoption on the Company’s financial position or results of operations.

Alpha Pro Tech, Ltd.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for annual periods beginning after December 15, 2018 and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The provisions of this guidance are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017, and the Company recorded a one-time $866,000 cumulative-effect adjustment to reduce additional paid-in capital and increase retained earnings for excess tax benefits from stock option exercises that had previously been recorded to additional paid-in capital. The adoption of this guidance also increased the number of dilutive shares because excess tax benefits are no longer included in the assumed proceeds when calculating the number of dilutive shares. In addition, the effective tax rate will be reduced in future periods when there are excess tax benefits from stock options exercised.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chairman and our Chief Executive Officer (principal executive officers) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2017, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2017	72,000	$2.78	72,000	$1,325,000
May 1 - 31, 2017	74,000	3.00	74,000	1,101,000
June 1 - 30, 2017	16,600	2.94	16,600	2,881,000
	162,600	2.90	162,600

(1) On June 22, 2017, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President and Chairman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chairman.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2017.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: August 3, 2017	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
Chief Executive Officer

DATE: August 3, 2017	BY:	/s/ Colleen McDonald

Colleen McDonald
Chief Financial Officer