Form 10-K
period 2017-12-31
ALPHA PRO TECH LTD
filed 2018-03-12
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

{ X } Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2017

or

{   }  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from       to

Commission file number: 001-15725

_________________________

ALPHA PRO TECH, LTD.

(Exact Name of Registrant as Specified in Its Charter)

_______________

Delaware	63-1009183
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

60 Centurian Drive, Suite 112, Markham, Ontario, L3R 9R2

(Address of Principal Executive Offices, including zip code)

Registrant's telephone number, including area code: 905-479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017, was $40,942,692.

As of March 2, 2018, the registrant had outstanding 14,290,747 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on June 5, 2018 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business	3
	General	3
	Business	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information About Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	7
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosures	11

PART II:

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	43

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accountant Fees and Services	44

PART IV:

Item 15.	Exhibits and Financial Statement Schedules	45

Signatures		46

Exhibit Index		47

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). All statements, other than statements of historical facts, that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2017. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2017. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2017 and 2016 and consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017.

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

The usage of these construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as reducing costs. The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption. REX™ Wrap and REX™ Wrap Plus are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™ is a one-of-a-kind breathable product that uniquely enables the drainage of water in every direction to protect buildings from the elements exponentially better, we believe, than a traditional housewrap, while decreasing job site material waste, simplifying installation to reduce labor and allowing fewer products to be carried onto the job site.

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

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products. The vast majority of these products are manufactured through our joint venture in India as well as by other subcontractors in Asia and, to a much lesser extent, a subcontractor in Mexico, as described in more detail below under “Manufacturing.” Certain proprietary products are made using materials supplied by us.

Infection Control

The Infection Control segment includes face masks and eye shields. Our face masks come in a wide variety of filtration efficiencies and styles. Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection. The term "blow-by" is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask. Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber. One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch® feature is the N-95 Particulate Respirator face mask, which was recommended by the Centers for Disease Control and Prevention (“CDC”) to combat the spread of the H1N1 Influenza A pandemic in 2009.

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

Our target customers are construction building supply and roofing distributors, pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, high technology electronics manufacturing (which includes the semi-conductor market), and medical and dental distributors.

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

	Years Ended December 31,
	2017	2016

Net sales by geographic region
United States	$43,169,000	$45,068,000
International	856,000	1,108,000

Consolidated net sales	$44,025,000	$46,176,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2017 and 2016, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
Long-lived assets by geographic region
United States	$2,593,000	$2,338,000
International	565,000	308,000

Total	$3,158,000	$2,646,000

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment, operates in a 165,400 square foot facility located at 301 South Blanchard Street, Valdosta, Georgia.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products such as housewrap and synthetic roof underlayment products in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One facility is a 113,000 square foot building for use in the manufacturing of building products. There is a 73,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 93,000 square foot facility for Building Supply segment products.

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

Certain proprietary products are made using materials supplied by us. We do not anticipate any problems with respect to the sources and availability of these proprietary materials needed to produce our products. Our business is not subject to significant seasonal considerations, although it is necessary for us to have adequate raw materials and finished inventory in stock.

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

VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products.

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. Food and Drug Administration (“FDA”) with respect to the sale of our products. Our products are, however, subject to prescribed good manufacturing practices as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such good manufacturing practices. We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (OSHA) respirator guidelines and has been approved by the National Institute for Occupational Safety and Health (NIOSH). This product is designed to help prevent the inhalation of the tuberculosis bacteria.

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

The various United States patents issued have remaining durations of approximately 1 to 8 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of March 1, 2018, we had 112 full-time employees, including 15 employees at our principal executive office in Markham, Ontario, Canada; 9 employees at our face mask production facility in Salt Lake City, Utah; 28 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 38 employees at our Building Supply segment facility in Valdosta, Georgia; 19 employees on our sales and marketing team, located in various areas throughout the United States; and 3 employees in China.

None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports as soon as reasonably practicable following the electronic filing of such reports with the SEC. These reports are also available on the SEC’s website (http://www.sec.gov). You may read and copy reports that we file with the SEC at its Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The past three years of news releases also are made available on the Company’s website. In addition, we provide electronic or paper copies of our filings free of charge upon request.

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

Our operating results could be negatively affected by the loss of revenue from one or more large customers. Our customers are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We are subject to the risk of losing large customers or incurring significant reductions in sales to these customers.

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

We enter into confidentiality and non-disclosure of intellectual property agreements with certain of our employees, consultants and vendors and generally control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

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

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. While we have not experienced any material losses related to cyber attacks or information security breaches to date, any and any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

From time to time, the Company is subject to certain legal and regulatory proceedings in the ordinary course of business and otherwise. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, settlement, regulatory development or change in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;
●	changing market conditions in the industries that we serve;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;

●	conditions in U.S. and global securities markets and other capital markets;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by us or our competitors;
●	our sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond our control.

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

The market price of the entity’s common stock has been volatile, and we expect that it will continue to be volatile as it is a publicly traded stock. In particular, the entity’s common stock may be subject to significant fluctuations in response to a variety of factors, including, but not limited to:

●	general economic and business conditions;
●	changing market conditions in the industries that it serves;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	conditions in U.S. and global securities markets and other capital markets;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by the entity or its competitors;
●	its sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond its control.

Due to these factors, we may not be able to sell the investment in the publicly traded entity at or above the price we paid for it, which could result in substantial losses.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $2,800 for 4,200 square feet under a lease expiring February 28, 2021. Working out of the principal executive office are the President and Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $36,000 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The monthly rent is $25,000 for 60,000 square feet. This lease expires on December 31, 2018.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $16,000 for 34,500 square feet. This lease expires on July 31, 2019.

The Company believes that these arrangements are suitable and adequate for its present needs and that other premises, if required, are readily available.

Item 3. Legal Proceedings.

The Company is presently involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor. The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court. In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award. The court heard arguments on the motion to reconsider at a hearing in February of 2018. At the hearing, the court encouraged the parties to attempt to resolve the matter in advance of a ruling on the motion to reconsider. The parties are currently working to schedule a mediation to occur during March of 2018. The Company has accrued in its financial statements an amount that management has determined to be reasonable in anticipation of a resolution of the matter, and management intends to participate in good faith in the mediation to attempt to reach a resolution of the matter that is as favorable to the Company as possible. Regardless of the outcome of the pending mediation or the motion to reconsider, the Company expects that the amount of any attorneys’ fee award will be significantly reduced from what is being requested. The Company is also in the process of evaluating, with current litigation counsel, possible avenues for recovery of any amount ultimately paid by the Company to resolve the matter, including possible claims against former litigation counsel. Any amount that might be recovered in connection with any such claims cannot be reasonably estimated at this time.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE American (formerly the NYSE MKT, the NYSE Amex and the American Stock Exchange) (the “NYSE American”) under the symbol “APT.”

The following table sets forth the low and high sales prices of the Company’s common stock for the periods indicated, as reported by the NYSE American.

		Low	High

2016	First Quarter	$1.55	$1.95
	Second Quarter	1.85	2.55
	Third Quarter	2.20	3.68
	Fourth Quarter	2.85	3.80

2017	First Quarter	$2.55	$3.50
	Second Quarter	2.60	3.30
	Third Quarter	2.91	4.05
	Fourth Quarter	3.65	4.25

As of March 1, 2018, the Company’s common stock was held by 147 shareholders of record and approximately 5,100 beneficial owners.

DIVIDEND POLICY

The holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company from time to time to the extent that funds are legally available for payment thereof. The Company has never declared or paid any dividends on any of its outstanding shares of common stock. The Board of Directors’ current policy is not to pay dividends but rather to use available funds to repurchase common shares in accordance with the Company’s repurchase program and to fund the continued development and growth of the Company. Consequently, the Company currently has no plans to pay cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2017	186,967	$3.97	186,967	$856,000
November 1 - 30, 2017	57,998	3.93	57,998	626,000
December 1 - 31, 2017	89,269	3.86	89,269	2,279,000
	334,234	$3.93	334,234

(1)

Pursuant to the Company’s share repurchase program, on December 22, 2017, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program, the Company has authorized the repurchase of $31,520,000 of common stock, of which $2,279,000 was available to repurchase as of December 31, 2017.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2017. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

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

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Revenue Recognition: For sales transactions, we complied with the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when all of the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria are satisfied upon shipment of product, and sales are recognized accordingly.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2017	2016
Net sales	100.0%	100.0%
Gross profit	39.6%	36.8%
Selling, general and administrative expenses	31.7%	27.7%
Income from operations	6.6%	8.0%
Income before provision for income taxes	8.3%	9.0%
Net income	6.0%	6.9%

Fiscal Year 2017 Compared to Fiscal Year 2016

Sales. Consolidated sales for the year ended December 31, 2017 decreased to $44,025,000, from $46,176,000 for the year ended December 31, 2016, representing a decrease of $2,151,000, or 4.7%. This decrease consisted of decreased sales in the Building Supply segment of $2,702,000, partially offset by increased sales in the Infection Control segment of $520,000 and increased sales in the Disposable Protective Apparel segment of $31,000.

Building Supply segment sales for the year ended December 31, 2017 decreased by $2,702,000, or 9.9%, to $24,641,000, compared to $27,343,000 for 2016. This segment decrease was primarily due to a 23.4% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®), partially offset by an 8.2% increase in sales of housewrap and a 38.7% increase in sales of other woven material. The sales mix of the Building Supply segment for the year ended December 31, 2017 was 50% for synthetic roof underlayment, 41% for housewrap and 9% for other woven material. This compared to 51% for synthetic roof underlayment, 41% for housewrap and 8% for other woven material for the year ended December 31, 2016.

Although synthetic roof underlayment segment sales were down, housewrap sales remained strong, with increased sales in 2017 of 8.2%. At the end of the third quarter, we announced a new, innovative and exciting product line to our housewrap family, REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™. With its one-of-a-kind construction, this product uniquely enables the drainage of water in every direction to protect buildings from the elements exponentially better, we believe than a traditional housewrap, while decreasing job site material waste, simplifying installation to reduce labor and allowing fewer products to be carried onto the job site. This new product offering is now competing in a segment of the housewrap market that has historically been is currently untapped for us, and we anticipate that it will provide us with significant growth opportunities going forward.

Synthetic roof underlayment sales were down in 2017, primarily due to lower sales to private label customers and competitive pricing pressure. In particular, sales to one of our largest private label distributors were down significantly in 2017, as they are struggling with a general decline in their overall building sales. In addition, sales to another smaller private label distributor were down due to a change in strategy during 2016. Those two distributors account for approximately 75% of the total Building Supply segment decline in 2017. Despite the decrease in sales in 2017, we believe that our line of synthetic roof underlayment will be a growth driver in the coming year.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2017 increased by $31,000, or 0.2%, to $14,250,000, compared to $14,219,000 for 2016. The increase was primarily due to increased sales to our major international supply chain partner, partially offset by a decrease in sales to our national and regional distributors.

Infection Control segment sales for the year ended December 31, 2017 increased by $520,000, or 11.3%, to $5,134,000, compared to $4,614,000 for 2016. Mask sales were up by 10.8%, or $347,000, to $3,558,000 and shield sales were up by 12.3%, or $173,000, to $1,576,000.

Gross Profit. Gross profit increased by $468,000, or 2.8%, to $17,452,000 for the year ended December 31, 2017, from $16,984,000 for 2016. The gross profit margin was 39.6% for the year ended December 31, 2017, compared to 36.8% for 2016. Certain Disposable Protective Apparel segment products that were duty free in 2017 under the U.S. Customs and Borders Protection Generalized System of Preferences (GSP) will no longer be duty free in 2018, as the government program was not renewed. As a result, management expects gross profit margin to be reduced in 2018 but still to be in the high thirty percent range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,187,000, or 9.3%, to $13,955,000 for the year ended December 31, 2017 from $12,768,000 for 2016. As a percentage of net sales, selling, general and administrative expenses increased to 31.7% for the year ended December 31, 2017, from 27.7% for 2016. Approximately half of the increase resulted from the accrual of $619,000 related to the death benefit provided in the employment agreement of Alexander Millar, our former President and Chairman who passed away in December 2017. In addition, sales and marketing expenses increased by $399,000, as we expanded our sales team and enhanced our marketing programs to support future growth.

Excluding the accrual for the death benefit discussed above, selling, general and administrative expenses would have increased by $568,000, or 4.4%. While the exclusion of this item is not in accordance with U.S. GAAP, management believes that this information is useful in demonstrating the one-time impact of the accrual on the Company’s results for 2017.

The change in expenses by segment was as follows: Building Supply was up $532,000, or 12.5%; Disposable Protective Apparel was down $109,000, or 3.1%; Infection Control was down $1,000, or 0.3%; and corporate unallocated expenses were up $765,000, or 17.3%, with $619,000 having been recorded in connection with the accrual for the death benefit as discussed above.

The Company’s President and Chief Executive Officer and former President and Chairman are each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. The President and Chief Executive Officer and former President’s beneficiary voluntarily decided to reduce their bonuses for 2017. Executive bonus of $118,000 were accrued for the year ended December 31, 2017, as compared to $232,000 for the same period of 2016

Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company’s former President and Chairman, Al Millar, who passed away in December 2017, was entitled to a similar 5% of pre-tax profits bonus in accordance with his employment agreement. For 2017, Mr. Hoffman and Mr. Millar’s beneficiary voluntarily determined to accept reduced bonuses for 2017. The Company accrued $118,000 for these bonuses for the year ended December 31, 2017, compared to $232,000 for 2016.

Depreciation and Amortization. Depreciation and amortization expense increased by $27,000, or 5.0%, to $571,000 for the year ended December 31, 2017, from $544,000 for 2016.

Income from Operations. Income from operations decreased by $746,000, or 20.3%, to $2,926,000 for the year ended December 31, 2017, compared to $3,672,000 for 2016. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $1,187,000 and an increase in depreciation and amortization expense of $27,000, partially offset by an increase in gross profit of $468,000. Excluding the former President and Chairman’s death benefit accrual of $619,000, income from operations decreased by $127,000, or 3.5%. While the exclusion of this item is not in accordance with U.S. GAAP, management believes that this information is useful in demonstrating the one-time impact of the accrual on the Company’s results for 2017.

Other Income. Other income increased by $241,000 to $744,000 for the year ended December 31, 2017, from $503,000 for 2016. Other income consists of equity in income of unconsolidated affiliate, gain on sale of property and interest income. Other income consisted primarily of equity in income of unconsolidated affiliate of $355,000, gain on sale of property of $385,000 and interest income of $4,000 for the year ended December 31, 2017. Other income consisted primarily of equity in income of unconsolidated affiliate of $498,000 and interest income of $5,000 for the year ended December 31, 2016. Equity in income of unconsolidated affiliate was significantly higher in 2016 due to higher gross margin and more income in relation to government incentive programs.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2017 was $3,670,000, compared to income before provision for income taxes of $4,175,000 for 2016, representing a decrease of $505,000, or 12.1%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $746,000, partially offset by an increase in other income of $241,000. Excluding the former President and Chairman’s death benefit accrual of $619,000, income before provision for income taxes increased by $114,000, or 2.7%. While the exclusion of this item is not in accordance with U.S. GAAP, management believes that this information is useful in demonstrating the one-time impact of the accrual on the Company’s results for 2017.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2017 was $1,037,000, compared to $1,007,000 for 2016. The estimated effective tax rate was 28.3% for the year ended December 31, 2017, compared to 24.1% for 2016. In the fourth quarter of 2017, the Company recorded a one-time tax expense of $89,000 in repatriation taxes as a result of U.S. tax reform and a tax benefit of $53,000 from the federal tax rate reductions from 35% to 21%, for a net tax expense increase of $36,000. Excluding this tax increase, the effective tax rate would have been 27.3% for the year ended December 31, 2017. In the fourth quarter of 2016, the Company recorded a tax benefit of $194,000 from reversing an uncertain tax position that was accrued in 2012. Excluding this tax benefit, the effective tax rate would have been 28.8% for the year ended December 31, 2016. We believe these figures are useful in comparing the results of the 2017 year with 2016. While the exclusion of the tax-related items discussed in this section are not in accordance with U.S. GAAP, management believes that this information is useful in demonstrating the one-time impact of these events.

Net Income. Net income for the year ended December 31, 2017 was $2,633,000, compared to net income of $3,168,000 for 2016, representing a decrease of $535,000, or 16.9%. The net income decrease was due to a decrease in income before provision for income taxes of $505,000 and an increase in provision for income taxes of $30,000. Net income as a percentage of net sales for the year ended December 31, 2017 was 6.0%, and net income as a percentage of net sales for 2016 was 6.9%. Basic and diluted earnings per common share for the years ended December 31, 2017 and 2016 were $0.18 and $0.19, respectively.

Net income for 2017, excluding the former President and Chairman’s death benefit accrual of $619,000, or $451,000 net of tax, and the net tax expense as a result of U.S. tax reform of $36,000, would have been $3,120,000. Net income for 2016, excluding the tax benefit of $194,000 from reversing an uncertain tax position from 2012, would have been $2,974,000. Excluding the above mentioned one-time adjustments, net income in 2017 and 2016, would have been $3,120,000 and $2,974,000, respectively, representing an increase of $146,000 or 4.9%. Basic and diluted earnings per common share for 2017 would have been $0.21, compared to $0.18 for 2016. We believe these figures are useful in comparing the results of the 2017 year with 2016. While the exclusion of the tax-related items discussed in this section are not in accordance with U.S. GAAP, management believes that this information is useful in demonstrating the one-time impact of these events.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had cash of $8,763,000 and working capital of $24,177,000, representing a decrease in working capital of 11.1%, or $3,021,000, from December 31, 2016. As of December 31, 2017, our current ratio (current assets/current liabilities) was 10:1, compared to a 12:1 current ratio as of December 31, 2016. Cash decreased by 7.3%, or $693,000, to $8,763,000 as of December 31, 2017, compared to $9,456,000 as of December 31, 2016. The decrease in cash was due to cash used in financing activities of $4,016,000 and cash used in investing activities of $685,000, offset by cash provided by operating activities of $4,008,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2017, the prime interest rate was 4.50%. This credit line was renewed in May 2016 and expires in May 2018. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2017. As of December 31, 2017, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $4,008,000 for the year ended December 31, 2017 was due to net income of $2,633,000, impacted primarily by the following: share-based compensation expense of $296,000, depreciation and amortization expense of $571,000, equity in income of unconsolidated affiliate of $355,000, gain on sale of property of $385,000, a change in deferred income taxes of $378,000, an increase in accounts receivable of $136,000, a decrease in prepaid expenses of $681,000, a decrease in inventory of $745,000, and an increase in accounts payable and accrued liabilities of $336,000.

Net cash provided by operating activities of $6,833,000 for the year ended December 31, 2016 was due to net income of $3,168,000, impacted primarily by the following: share-based compensation expense of $190,000, depreciation and amortization expense of $544,000, equity in income of unconsolidated affiliate of $498,000, a change in deferred income taxes of $21,000, an increase in accounts receivable of $2,052,000, an increase in prepaid expenses of $254,000, a decrease in inventory of $5,404,000, and an increase in accounts payable and accrued liabilities of $310,000.

Accounts receivable increased by $136,000, or 2.8%, to $4,958,000 as of December 31, 2017, from $4,822,000 as of December 31, 2016. The increase in accounts receivable was primarily related to higher sales in the fourth quarter of 2017 compared to 2016. The number of days that sales remained outstanding as of December 31, 2017, calculated by using an average of accounts receivable outstanding and annual revenue, was 41 days, compared to 30 days as of December 31, 2016.

Inventory decreased by $745,000, or 6.8%, to $10,249,000 as of December 31, 2017, from $10,994,000 as of December 31, 2016. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $272,000, or 7.3%, to $3,464,000, a decrease in inventory for the Building Supply segment of $340,000, or 6.9%, to $4,569,000, and a decrease in inventory for the Infection Control segment of $133,000, or 5.7%, to $2,216,000. Inventory decreased across all segments as a result of management’s strategic decision to carry less days of inventory.

Prepaid expenses and other current assets decreased by $681,000, or 20.4%, to $2,665,000 as of December 31, 2017, from $3,346,000 as of December 31, 2016. The decrease was primarily due to a decrease in deposits for the purchase of inventory and prepaid tax payments.

Accounts payable and accrued liabilities as of December 31, 2017 increased by $336,000, or 13.6%, to $2,801,000 from $2,465,000 as of December 31, 2016. The change was primarily due to an increase in trade payables and an increase in accrued liabilities.

Net cash used in investing activities was $685,000 for the year ended December 31, 2017, compared to net cash used in investing activities of $308,000 for 2016. Investing activities for the year ended December 31, 2017 consisted of the purchase of property and equipment of $1,222,000, offset by the proceeds from the sale of property of $537,000. Investing activities for the year ended December 31, 2016 consisted of the purchase of property and equipment of $267,000 and the purchase of marketable securities of $41,000.

Net cash used in financing activities was $4,016,000 for the year ended December 31, 2017, compared to net cash used in financing activities of $6,750,000 for 2016. Net cash used in financing activities for the year ended December 31, 2017 resulted from the payment of $4,226,000 for the repurchase of common stock, partially offset by proceeds of $210,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2016 resulted from the payment of $6,773,000 for the repurchase of common stock, partially offset by proceeds of $17,000 from the exercise of stock options and $6,000 from the excess tax benefit from stock options exercised.

As of December 31, 2017, we had $2,279,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2017, we repurchased 1,232,476 shares of common stock at a cost of $4,226,000. As of December 31, 2017, we had repurchased a total of 16,204,007 shares of common stock at a cost of $29,241,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2017, the Company used a law firm whose majority member was also a member of the Company’s Board of Directors for a portion of the year. The amounts charged by the law firm were billed at the law firm’s normal billing rates.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management has evaluated the provisions of this guidance and at this point in time has determined that its adoption will have limited impact on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. This guidance is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Upon adoption of this guidance effective January 1, 2018, the Company will record a cumulative-effect adjustment to beginning retained earnings of $458,000, for the unrealized loss net of tax, on the Company’s marketable security investment. Unrealized gains and losses on the marketable security investment will be recorded within net income on a prospective basis.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Topic 326, which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in China and, to a lesser extent in Mexico, and have a joint venture in India. In addition, our principal executive office, with 15 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2017, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Tanner LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah

March 12, 2018

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash	$8,763,000	$9,456,000
Investments	343,000	607,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 and $66,000 as of December 31, 2017 and 2016, respectively	4,597,000	4,648,000
Accounts receivable, related party	361,000	174,000
Inventories	10,249,000	10,994,000
Prepaid expenses	2,665,000	3,346,000
Deferred income tax assets	-	438,000
Total current assets	26,978,000	29,663,000

Property and equipment, net	3,158,000	2,646,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	21,000	34,000
Deferred income tax assets	19,000	-
Equity investments in unconsolidated affiliate	3,893,000	3,538,000
Total assets	$34,124,000	$35,936,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,236,000	$1,005,000
Accrued liabilities	1,565,000	1,460,000
Total current liabilities	2,801,000	2,465,000

Deferred income tax liabilities	-	807,000
Total liabilities	2,801,000	3,272,000

Commitments

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 14,290,749 and 15,411,556 shares outstanding as of December 31, 2017 and 2016, respectively	143,000	154,000
Additional paid-in capital	5,415,000	9,990,000
Accumulated other comprehensive loss	(458,000)	(204,000)
Retained earnings	26,223,000	22,724,000
Total shareholders' equity	31,323,000	32,664,000
Total liabilities and shareholders' equity	$34,124,000	$35,936,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2017	2016

Net sales	$44,025,000	$46,176,000

Cost of goods sold, excluding depreciation and amortization	26,573,000	29,192,000
Gross profit	17,452,000	16,984,000

Operating expenses:
Selling, general and administrative	13,955,000	12,768,000
Depreciation and amortization	571,000	544,000
Total operating expenses	14,526,000	13,312,000

Income from operations	2,926,000	3,672,000

Other income:
Equity in income of unconsolidated affiliate	355,000	498,000
Gain on sale of property	385,000	-
Interest income, net	4,000	5,000
Total other income	744,000	503,000

Income before provision for income taxes	3,670,000	4,175,000

Provision for income taxes	1,037,000	1,007,000

Net income	$2,633,000	$3,168,000

Basic earnings per common share	$0.18	$0.19

Diluted earnings per common share	$0.18	$0.19

Basic weighted average common shares outstanding	14,825,600	16,835,129

Diluted weighted average common shares outstanding	14,993,009	16,835,129

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016

Net income	$2,633,000	$3,168,000
Other comprehensive loss:
Change in unrealized loss on marketable securities, net of tax	(254,000)	(56,000)
Comprehensive income	$2,379,000	$3,112,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2015	17,850,456	$178,000	$16,526,000	$(148,000)	$19,556,000	$36,112,000

Options exercised	15,000	-	17,000	-	-	17,000
Common stock repurchased and retired	(2,453,900)	(24,000)	(6,749,000)	-	-	(6,773,000)
Excess tax benefit from stock options exercised	-	-	6,000	-	-	6,000
Share-based compensation expense	-	-	190,000	-	-	190,000
Net income	-	-	-	-	3,168,000	3,168,000
Other comprehensive loss	-	-	-	(56,000)	-	(56,000)

Balance as of December 31, 2016	15,411,556	154,000	9,990,000	(204,000)	22,724,000	32,664,000
Common stock repurchased and retired	(1,232,476)	(12,000)	(4,214,000)	-	-	(4,226,000)
Share-based compensation expense	-	-	296,000	-	-	296,000
Options exercised	111,669	1,000	209,000	-	-	210,000
Net income	-	-	-	-	2,633,000	2,633,000
Other comprehensive loss	-	-	-	(254,000)	-	(254,000)
Cumulative-effect adjustment of change in accounting for stock-based compensation	-	-	(866,000)	-	866,000	-
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$2,633,000	$3,168,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	296,000	190,000
Depreciation and amortization	571,000	544,000
Equity in income of unconsolidated affiliate	(355,000)	(498,000)
Gain on sale of property	(385,000)	-
Deferred income taxes	(378,000)	21,000
Changes in assets and liabilities:
Accounts receivable, net	51,000	(1,886,000)
Accounts receivable, related party	(187,000)	(166,000)
Inventories	745,000	5,404,000
Prepaid expenses	681,000	(254,000)
Accounts payable and accrued liabilities	336,000	310,000

Net cash provided by operating activities	4,008,000	6,833,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,222,000)	(267,000)
Proceeds from sale of property	537,000	-
Purchase of investments	-	(41,000)

Net cash used in investing activities	(685,000)	(308,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	210,000	17,000
Repurchase of common stock	(4,226,000)	(6,773,000)
Excess tax benefit from stock options exercised	-	6,000

Net cash used in financing activities	(4,016,000)	(6,750,000)

Decrease in cash	(693,000)	(225,000)

Cash, beginning of the year	9,456,000	9,681,000

Cash, end of the year	$8,763,000	$9,456,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,078,000	$303,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2017 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2017. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable debt and equity securities. These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments in securities that are classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair values using quoted prices in active markets for identical securities, and unrealized gains and losses, net of deferred income taxes, have been reported as a component of accumulated other comprehensive income (loss). Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized in net income. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying balance sheets.

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

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated net realizable values based upon assumptions about future sales and supplies on-hand.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Costs to develop internal use software are capitalized once the preliminary planning for the software project is complete. Property and equipment are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

Buildings (in years)		25
Machinery and equipment (in years)	5	-	15
Office furniture and equipment (in years)	2	-	7
Leasehold improvements (in years)	4	-	5
Software (in years)		5

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2017 and 2016.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Revenue Recognition

Sales were recognized when the following criteria were met: (1) persuasive evidence of an arrangement exists; (2) title transfers and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. These criteria were satisfied upon shipment of product.

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

The Company accounts for share-based awards in accordance with ASC 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based awards, including employee stock options.

For the years ended December 31, 2017 and 2016, there were 85,000 and 855,000 stock options granted, respectively, under the Company’s option plan. The Company recognized $296,000 and $190,000 in share-based compensation expense for the years ended December 31, 2017 and 2016, respectively, related to outstanding options.

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

Alpha Pro Tech, Ltd. and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.

The Tax Cuts and Jobs Act (the Tax Act) was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017 (see also Note 11).

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016

Net income (numerator)	$2,633,000	$3,168,000

Shares (denominator):
Basic weighted average common shares outstanding	14,825,600	16,835,129
Add: Dilutive effect of common stock options	167,409	-

Diluted weighted average common shares outstanding	14,993,009	16,835,129

Earnings per common share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2017 and 2016.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2017 and 2016.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $46,000 and $39,000 for the years ended December 31, 2017 and 2016, respectively.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. On a quarterly basis, the Company measures at fair value certain financial assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company’s financial assets as of December 31, 2017 and 2016 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities 2017	$343,000	$343,000	$-	$-
Marketable securities 2016	607,000	607,000	-	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices.

New Accounting Standards

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of 2018. Management has evaluated the provisions of this guidance and at this point in time has determined that its adoption will have limited impact on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, a company should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, instead of at the lower of cost or market. This guidance is effective for annual and interim periods beginning after December 15, 2016, and is applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Upon adoption of this guidance effective January 1, 2018, the Company will record a cumulative-effect adjustment to beginning retained earnings of $458,000, for the unrealized loss net of tax, on the Company’s marketable security investment. Unrealized gains and losses on the marketable security investment will be recorded within net income on a prospective basis.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Topic 326, which requires entities to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within that year. Early adoption is permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

3.	Investments

As of December 31, 2017 and 2016, investments totaled $343,000 and $607,000, respectively, which consisted of marketable securities.

The following provides information regarding the Company’s marketable securities as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Cost basis	$543,000	$543,000
Gain previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss	(580,000)	(316,000)
Fair value	$343,000	$607,000

No marketable securities were sold during the year ended December 31, 2017. The change in unrealized loss of $254,000 and $56,000 in the statements of comprehensive income is presented net of tax for the years ended December 31, 2017 and 2016, respectively. The tax benefit on the unrealized loss was $10,000 and $34,000, in 2017 and 2016, respectively.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2017	2016

Raw materials	$4,567,000	$4,313,000
Work in process	1,058,000	2,535,000
Finished goods	4,624,000	4,146,000
	$10,249,000	$10,994,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016

Buildings	$493,000	$355,000
Machinery and equipment	11,036,000	10,661,000
Office furniture and equipment	1,151,000	1,092,000
Leasehold improvements	507,000	506,000
Software	177,000	-

	13,364,000	12,614,000
Less accumulated depreciation and amortization	(10,206,000)	(9,968,000)

	$3,158,000	$2,646,000

Depreciation and amortization expense for property and equipment was $558,000 and $527,000 for the years ended December 31, 2017 and 2016, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2017				December 31, 2016

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	4.0	$474,000	$(453,000)	$21,000	4.0	$474,000	$(440,000)	$34,000

Amortization expense for intangible assets was $13,000 and $17,000 for the years ended December 31, 2017 and 2016, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,

2018	$5,000
2019	3,000
2020	3,000
2021	2,000
2022	2,000
Thereafter	6,000
$21,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 113,000 square foot building for manufacturing building products; (2) a 73,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; (4) a 93,000 square foot rental for manufacturing of Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment existed as of December 31, 2017 and 2016.

For the years ended December 31, 2017 and 2016, the Company purchased $14,618,000 and $12,761,000 of inventories, respectively, from Harmony. For the years ended December 31, 2017 and 2016, the Company recorded equity in income of unconsolidated affiliate of $355,000 and $498,000, respectively.

As of December 31, 2017, the Company’s investment in Harmony was $3,893,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,462,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2017	2016

Payroll expenses and tax payable	$232,000	$556,000
Commission and bonuses payable and general accrued liabilities	1,333,000	904,000
	$1,565,000	$1,460,000

9.	Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2018. Pursuant to the terms of the credit facility, the Company has a borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The credit facility bears interest at prime plus 0.5% (prime rate was 4.50% and 3.75% as of December 31, 2017 and 2016, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.5% unused loan fee on a quarterly basis.

As of December 31, 2017, the Company had no outstanding borrowings on its line of credit and no other debt.

10.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2017, the Company repurchased and retired 1,232,476 shares of its common stock for $4,226,000. During the year ended December 31, 2016, the Company repurchased and retired 2,453,900 shares of its common stock for $6,773,000. As of December 31, 2017, the Company had $2,279,000 available to repurchase common shares under the repurchase program.

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

Under the 2004 Plan, approximately 4,290,000 options had been granted as of December 31, 2017. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options is determined based on the fair market value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2017 and 2016:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2015	225,000	1.52
Granted to non-employee directors	45,000	3.45
Granted to employees	810,000	2.12
Exercised	(15,000)	1.15
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2016	1,065,000	2.06
Granted to non-employee directors	85,000	3.83
Exercised	(111,669)	1.88
Canceled/expired/forfeited	(153,333)	1.58
Options outstanding, December 31, 2017	884,998	2.26
Options exercisable, December 31, 2017	333,334	1.98

Stock options to purchase 884,998 and 1,065,000 shares of common stock were outstanding as of December 31, 2017 and 2016, respectively. All except 130,000 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2017.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options
	For the Years Ended December 31,
	2017	2016
Exercise price	$3.83	$2.19
Risk-free interest rate	2.13%	1.13%
Expected volatility	58.38%	59.16%
Expected life in years	4.25	4.25
Dividend rate	-	-
Black-Scholes fair value	$1.81	$1.03

The Company used the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods consistent with the expected term of the award is based on the U.S. Treasury rates in effect at the time of grant. The expected volatility is based on historical volatility. The Company uses an estimated dividend payout ratio of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the foreseeable future. The Company accounts for option forfeitures as they occur.

The following table summarizes information about stock options as of December 31, 2017:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$1.51	-	$3.90	884,998	$2.26	3.91	$1,541,000	333,334	$1.98	3.19	$673,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $177,000 and $29,000, respectively.

As of December 31, 2017, $528,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 1.54 years. Cash received from 111,669 options exercised for the year ended December 31, 2017 was $210,000.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2017	2016

Current	$1,415,000	$986,000
Deferred	(378,000)	21,000

	$1,037,000	$1,007,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2017	2016

Current deferred income taxes:
Foreign tax credits	$-	$3,000
Temporary differences:
Inventory reserve	-	101,000
Accrued expenses and inventory	-	334,000
Current deferred income tax assets, net	$-	$438,000

Non-current deferred income taxes:
Temporary differences:
Property and equipment	$(379,000)	$(683,000)
Intangible assets	(4,000)	(4,000)
Marketable securities	122,000	112,000
Inventory reserve	60,000	-
Accrued expenses and inventory	355,000	-
Basis diffence in investments	(80,000)	(129,000)
Foreign exchange	(8,000)	(12,000)
Other	(26,000)	(20,000)
State income taxes	(21,000)	(71,000)

Non-current deferred income tax assets (liabilities)	19,000	(807,000)

Net deferred income tax assets (liabilities)	$19,000	$(369,000)

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2017	2016
Income taxes based on U.S. statutory rate of 34%	$1,247,000	$1,419,000
Non-deductible meals and entertainment	6,000	5,000
Deemed foreign repatriation	468,000	-
Domestic manufacturer's deduction	(97,000)	(71,000)
Foreign taxes	(500,000)	(169,000)
State taxes	82,000	66,000
Effect of Federal tax rate reduction from 35% to 21%	(53,000)	-
Other	(116,000)	(243,000)

	$1,037,000	$1,007,000

In 2012, the Company modified its tax reporting for Harmony, which lowered the Company’s effective tax rate. The Company recorded an uncertain tax position liability of approximately $342,000 as of December 31, 2012. The uncertain tax position liability was reduced during 2013 to $194,000 after it was determined that certain tax returns could not be amended. During the fourth quarter of 2016, the statute of limitations expired on the amended returns filed by the Company in 2013, which resulted in the reversal of the remaining $194,000 uncertain tax position liability.

Unrecognized tax benefits during the years ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Balance as of January 1	$-	$194,000
Gross increase from tax positions taken during the year	-	-
Gross increase from tax positions taken during prior periods	-	-
Reductions to unrecognized tax benefits	-	(194,000)
Balance as of December 31	$-	$-

12.	Commitments and Contingencies

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.

The following summarizes future minimum lease payments required under non-cancelable operating lease agreements:

Future Minimum
Years Ending December 31,	Lease Payments

2018	$958,000
2019	615,000
2020	485,000
2021	456,000
2022	450,000
Thereafter	450,000
$3,414,000

Total rent expense under operating leases for the years ended December 31, 2017 and 2016 was $1,047,000 and $1,031,000, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Legal Proceedings:

The Company is presently involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor. The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court. In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award. The court heard arguments on the motion to reconsider at a hearing in February of 2018. At the hearing, the court encouraged the parties to attempt to resolve the matter in advance of a ruling on the motion to reconsider. The parties are currently working to schedule a mediation to occur during March of 2018. The Company has accrued in its financial statements an amount that management has determined to be reasonable in anticipation of a resolution of the matter, and management intends to participate in good faith in the mediation to attempt to reach a resolution of the matter that is as favorable to the Company as possible. Regardless of the outcome of the pending mediation or the motion to reconsider, the Company expects that the amount of any attorneys’ fee award will be significantly reduced from what is being requested. The Company is also in the process of evaluating, with current litigation counsel, possible avenues for recovery of any amount ultimately paid by the Company to resolve the matter, including possible claims against former litigation counsel. Any amount that might be recovered in connection with any such claims cannot be reasonably estimated at this time.

The Company is subject to various pending and threatened litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, the Company will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company's financial condition and results of operations.

13.	Employee Benefit Plans

The Company has a 401(k) defined contribution profit sharing plan. Under the plan, U.S. employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The Company contributions become fully vested after five years. The amounts contributed to the plan by the Company were $36,000 and $39,000 for the years ended December 31, 2017 and 2016, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company’s former President and Chairman, Al Millar, who passed away in December 2017, was entitled to a similar 5% of pre-tax profits bonus in accordance with his employment agreement. For 2017, Mr. Hoffman and Mr. Millar’s beneficiary voluntarily determined to accept reduced bonuses for 2017. The Company accrued $118,000 for these bonuses for the year ended December 31, 2017, compared to $232,000 for 2016.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2017	2016

Building Supply	$24,641,000	$27,343,000
Disposable Protective Apparel	14,250,000	14,219,000
Infection Control	5,134,000	4,614,000

Consolidated net sales	$44,025,000	$46,176,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2017	2016

Building Supply	$4,143,000	$5,345,000
Disposable Protective Apparel	2,516,000	1,671,000
Infection Control	1,844,000	1,581,000
Total segment income	8,503,000	8,597,000

Unallocated corporate overhead expenses	4,833,000	4,422,000
Provision for income taxes	1,037,000	1,007,000
Consolidated net income	$2,633,000	$3,168,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2017	2016

Net sales by geographic region
United States	$43,169,000	$45,068,000
International	856,000	1,108,000

Consolidated net sales	$44,025,000	$46,176,000

	As of December 31,
	2017	2016
Long-lived assets by geographic region
United States	$2,593,000	$2,338,000
International	565,000	308,000

Consolidated total long-lived assets	$3,158,000	$2,646,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2017 and 2016, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2017	2016

Disposable Protective Apparel	$336,000	$346,000
Building Supply	2,098,000	2,208,000
Infection Control	13,000	140,000
Total segment assets	2,447,000	2,694,000

Unallocated corporate assets	787,000	41,000
Total consolidated assets	$3,234,000	$2,735,000

15.	Concentration of Risk

The Company maintains its cash in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities are in one publicly traded entity. The Company recognized a gain on investment in common stock warrants in a prior period and during 2017 and 2016 recognized an unrealized gain in comprehensive income for changes in the fair value of the investment. The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2017 and 2016, and 10% or more of net sales for the years ended December 31, 2017 and 2016, were as follows:

Accounts receivable:	2017	2016
Customer A	*	11%
Customer B	26%	15%
Customer C	*	21%

Net Sales:
Customer B	19%	17%
Customer C	10%	11%

* Customer’s balance was below the 10% threshold for receivables as of December 31, 2017.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

16.	Employment Agreements

The Company has entered into employment agreements with its current President and Chief Executive Officer and its former President and Chairman, which have terms of approximately five years and which renew in accordance with their terms.  The agreements provide that, if the officers’ employment is terminated without cause, as defined in the agreements, the officers are entitled to receive certain severance payments.  If termination occurs due to retirement, the officers will enter into a four-year consulting arrangement with the Company at a specified percentage of the officers’ then current salaries. Upon death or disability, the Company will also make certain payments to the executive or the executive’s estate or beneficiary, as applicable.

During the fourth quarter of 2017, the Company’s former President and Chairman passed away, which resulted in a death benefit accrual in the amount of $619,000, in accordance with his employment agreement. The accrual as of December 31, 2017 and 2016 was $619,000 and $0, respectively.

17.	Related Party Transactions

The Company has historically used a law firm for various legal matters whose majority member was a member of the Company’s Board of Directors. Effective March 31, 2017, the Board member resigned from the Board of Directors, which removed the related party relationship with this law firm. For the year ended December 31, 2017 and 2016, payments for legal services to this related party were $0 and $188,000, respectively, and legal expenses incurred in connection with this related party for the years ended December 31, 2017 and 2016 were $65,000 and $33,000, respectively. As of December 31, 2017 and 2016, the Company’s outstanding balance to this related party was $0 and $163,000, respectively.

18.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2017 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2018.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2017 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	884,998 (1)	$2.26	1,872,000 (2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2018.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)          Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2017 and 2016;

Consolidated Statements of Income – Years Ended December 31, 2017 and 2016;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017 and 2016;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2017 and 2016;

Consolidated Statements of Cash Flows – Years Ended December 31, 2017 and 2016;

Notes to Consolidated Financial Statements.

(a)(2)          Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 47 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2018.

ALPHA PRO TECH, LTD.

DATE:	March 12, 2018	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 12, 2018	BY:	/s/ Colleen McDonald
Colleen McDonald Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018.

/s/ Lloyd Hoffman
Lloyd Hoffman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/Colleen McDonald
Colleen McDonald, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Danny Montgomery
Danny Montgomery, Senior Vice President Manufacturing and Director

/s/ Donna Millar
Donna Millar, Investor Relations and Director

/s/ David Garcia
David Garcia, Director

/s/ Russ Manock
Russ Manock, Director

/s/ Dr. John Ritota
Dr. John Ritota, Director

/s/ James Buchan
James Buchan, Director

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

10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*
10.2	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.4	Incentive Stock Option Agreement of Alexander W. Millar, incorporated by reference to Exhibit 4.6 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.5	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.6

Employment Agreement between the Company and Alexander Millar, dated May 15, 2015, incorporated by reference to Exhibit 10.2 to Form 10-Q/A for the quarter ended June 30, 2015, filed on November 5, 2015 (File No. 001-15725).*

10.7	Employment Agreement between the Company and Lloyd Hoffman, dated August 31, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 2, 2016 (File No. 001-15725).*
10.7A

Amendment One to Employment Agreement between the Company and Lloyd Hoffman, dated October 24, 2017, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 26, 2017 (File No. 001-15725).*

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files

* Indicates a management contract or compensatory plan or arrangement.