Form 10-Q
period 2018-03-31
ALPHA PRO TECH LTD
filed 2018-05-09
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer___ Accelerated filer ___ Non-accelerated filer       Smaller reporting company  X

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2018
Common Stock, $0.01 par value	14,187,747 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2018	2017 (1)
Assets
Current assets:
Cash	$5,666,000	$8,763,000
Investments	375,000	343,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 as of March 31, 2018 and December 31, 2017	6,463,000	4,597,000
Accounts receivable, related party	381,000	361,000
Inventories	10,635,000	10,249,000
Prepaid expenses	3,455,000	2,665,000
Total current assets	26,975,000	26,978,000

Property and equipment, net	3,115,000	3,158,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	20,000	21,000
Deferred income tax assets	19,000	19,000
Equity investments in unconsolidated affiliate	4,032,000	3,893,000
Total assets	$34,216,000	$34,124,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,042,000	$1,236,000
Accrued liabilities	1,764,000	1,565,000
Total current liabilities	2,806,000	2,801,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 14,187,749 and 14,290,749 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	142,000	143,000
Additional paid-in capital	4,995,000	5,415,000
Accumulated other comprehensive loss	-	(458,000)
Retained earnings	26,273,000	26,223,000
Total shareholders' equity	31,410,000	31,323,000
Total liabilities and shareholders' equity	$34,216,000	$34,124,000

(1) The condensed consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Net sales	$11,442,000	$10,751,000

Cost of goods sold, excluding depreciation and amortization	6,987,000	6,457,000

Gross profit	4,455,000	4,294,000

Operating expenses:
Selling, general and administrative	3,881,000	3,474,000
Depreciation and amortization	146,000	154,000

Total operating expenses	4,027,000	3,628,000

Income from operations	428,000	666,000

Other income:
Equity in income of unconsolidated affiliate	139,000	105,000
Unrealized gain on marketable securities	32,000	-
Interest income, net	1,000	1,000

Total other income	172,000	106,000

Income before provision for income taxes	600,000	772,000
Provision for income taxes	92,000	222,000

Net income	$508,000	$550,000

Basic earnings per common share	$0.04	$0.04

Diluted earnings per common share	$0.04	$0.04

Basic weighted average common shares outstanding	14,217,919	15,207,659

Diluted weighted average common shares outstanding	14,383,005	15,301,801

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Net income	$508,000	$550,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	-	(77,000)
Comprehensive income	$508,000	$473,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2018

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Common stock repurchased and retired	(153,000)	(1,000)	(575,000)	-	-	(576,000)
Stock-based compensation expense		-	78,000	-	-	78,000
Options exercised	50,000	-	77,000	-	-	77,000
Net income				-	508,000	508,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of March 31, 2018	14,187,749	$142,000	$4,995,000	$-	$26,273,000	$31,410,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$508,000	$550,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	78,000	81,000
Depreciation and amortization	146,000	154,000
Unrealized gain on marketable securities	(32,000)	-
Equity in income of unconsolidated affiliate	(139,000)	(105,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,866,000)	(866,000)
Accounts receivable, related party	(20,000)	65,000
Inventories	(386,000)	315,000
Prepaid expenses	(790,000)	391,000
Accounts payable and accrued liabilities	5,000	(423,000)

Net cash provided by (used in) operating activities	(2,496,000)	162,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(102,000)	(584,000)

Net cash used in investing activities	(102,000)	(584,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	77,000	-
Repurchase of common stock	(576,000)	(1,150,000)

Net cash used in financing activities	(499,000)	(1,150,000)

Decrease in cash	(3,097,000)	(1,572,000)

Cash, beginning of the period	8,763,000	9,456,000

Cash, end of the period	$5,666,000	$7,884,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K, as well as the consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), which was filed on March 12, 2018. The results of operations for the three months ended March 31, 2018 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was prepared using information from the audited consolidated balance sheet contained in the 2017 Form 10-K and does not include all disclosures required by US GAAP for annual consolidated financial statements.

The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within a fixed number of days of the invoice date and the contracts do not have significant financing components.

The Company has determined that control does not pass at the time of manufacture for private label goods, based on the nature of the private labeling.

See Notes 10 and 11 for revenue disaggregated by type and by geographic region.

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options, over the determined requisite service period, which is generally ratably over the vesting term.

For the three months ended March 31, 2018 and 2017, 289,750, and 0, respectively, of stock options were granted under the Company’s option plan. The Company recognized $78,000 and $81,000 in stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2018:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2017	884,998	$2.26
Granted to employees and non-employee directors	289,750	3.20
Exercised	(50,000)	1.53
Canceled/expired/forfeited	-	0.00
Options outstanding, March 31, 2018	1,124,748	2.53
Options exercisable, March 31, 2018	313,334	2.02

As of March 31, 2018, $560,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.55 years.

4.	Investments

As of March 31, 2018 and December 31, 2017, investments totaled $375,000 and $343,000 respectively, which consisted of equity securities.

The following provides information regarding the Company’s marketable securities as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Cost basis	$543,000	$543,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss or reclassifed to retained earnings on Jaunuary 1, 2018	(580,000)	(580,000)
Unrealized gain recognized in earings since January 1, 2018	32,000	-
Fair value	$375,000	$343,000

No marketable securities were sold during the three months ended March 31, 2018 and the year ended December 31, 2017. The unrealized gain of $32,000 since January 1, 2018 is recognized in the statement of income for the three months ended March 31, 2018. The unrealized loss of $77,000 in the statement of comprehensive income is presented net of tax for the three months ended March 31, 2018. The tax benefit on the unrealized loss was $30,000 for the three months ended March 31, 2017.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company adopted ASU 2014-09 during the first quarter of 2018. Management evaluated the provisions of this update and has determined that its adoption did not have a significant impact on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. As a result of adopting this guidance effective January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the $458,000 accumulated other comprehensive loss balance to retained earnings, which balance was the result of unrealized losses on marketable securities. Effective, January 1, 2018 unrealized gains and losses on marketable securities are recorded on the statement of income.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31,	December 31,
	2018	2017

Raw materials	$4,620,000	$4,567,000
Work in process	1,239,000	1,058,000
Finished goods	4,776,000	4,624,000
	$10,635,000	$10,249,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018 and 2017, Alpha Pro Tech purchased $3,974,000 and $3,627,000 of inventories, respectively, from Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $139,000 and $105,000, respectively, related to Harmony.

As of March 31, 2018, the Company’s investment in Harmony was $4,032,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,601,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8. Accrued Liabilities

As of March 31, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017

Payroll expenses and tax payable	$120,000	$232,000
Commission and bonuses payable and general accrued liabilities	1,644,000	1,333,000
	$1,764,000	$1,565,000

9. Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
	2018	2017
Net income (numerator)	$508,000	$550,000

Shares (denominator):
Basic weighted average common shares outstanding	14,217,919	15,207,659
Add: dilutive effect of common stock options	165,086	94,142

Diluted weighted average common shares outstanding	14,383,005	15,301,801

Earnings per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

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

The following table presents consolidated net sales for each segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Building Supply	$6,669,000	$5,939,000
Disposable Protective Apparel	3,232,000	3,295,000
Infection Control	1,541,000	1,517,000
Consolidated net sales	$11,442,000	$10,751,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Building Supply	$994,000	$962,000
Disposable Protective Apparel	290,000	458,000
Infection Control	733,000	596,000
Total segment income	2,017,000	2,016,000

Unallocated corporate overhead expenses	1,417,000	1,244,000
Provision for income taxes	92,000	222,000
Consolidated net income	$508,000	$550,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Building Supply	$2,050,000	$2,098,000
Disposable Protective Apparel	325,000	336,000
Infection Control	12,000	13,000
Total segment assets	2,387,000	2,447,000

Unallocated corporate assets	803,000	787,000
Total consolidated assets	$3,190,000	$3,234,000

11. Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the Company’s the three months ended March 31, 2018 and 2017. All amounts have been rounded to the nearest thousand.

	For the Three Months Ended
	March 31,
	2018	2017
Net sales by geographic region
United States	$11,198,000	$10,599,000
International	244,000	152,000

Consolidated net sales	$11,442,000	$10,751,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
Long-lived assets by geographic region
United States	$2,644,000	$2,593,000
International	471,000	565,000

Consolidated total long-lived assets	$3,115,000	$3,158,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Related Party Transactions

The Company previously used a law firm for certain legal matters whose majority member was a member of the Company’s Board of Directors until his resignation on March 31, 2017. For the three months ended March 31, 2018 and 2017, the Company expensed $0 and $40,000, respectively, for legal services from this related party. As of March 31, 2018 and 2017, the Company’s outstanding balance to this related party was $0 and $203,000, respectively.

13. Commitments and Contingencies

The Company has been involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor. The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court. In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award. The court heard arguments on the motion to reconsider at a hearing in February of 2018. At the hearing, the court encouraged the parties to attempt to settle the matter in advance of a ruling on the motion to reconsider (which motion was ultimately denied), and the parties subsequently mediated the matter in April of 2018. As a result of the mediation and the parties’ further discussions, the parties have reached an agreement in principle for the terms of a settlement of the attorneys’ fee claim and are currently working together to document the settlement terms. The Company has accrued in its financial statements the amount agreed upon for the settlement. The Company is in the process of evaluating avenues for recovery of the settlement amount from former litigation counsel; however, there can be no assurance as to the ultimate amount of any such recovery.

14. Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2018 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there was a subsequent event.

Effective April 22, 2018, the Generalized System of Preferences (GSP) has renewed duty free treatment to goods of beneficiary countries, and is retroactive to January 1, 2018, which means to us that certain goods that were duty free in 2017 are now duty free in 2018 through December 31, 2020.

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

Where to find more information about us. We make available, free of charge, on our website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such reports with the Securities and Exchange Commission (“SEC”). In addition, in accordance with SEC rules, we provide electronic or paper copies of our filings free of charge upon request.

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

Marketable Securities: The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with US GAAP. The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, and effective January 1, 2018 unrealized gains and losses are reported as a component of net income in the statements of income. Prior to January 1, 2018, unrealized gains and losses were reported as other comprehensive income as a component of equity. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying condensed consolidated balance sheets.

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

Revenue Recognition:  The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within a fixed number of days of the invoice date and the contracts do not have significant financing components.

The Company has determined that control does not pass at the time of manufacture for private label goods, based on the nature of the private labeling.

See Notes 10 and 11 for revenue disaggregated by type and by geographic region.

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

Stock-Based Compensation: We record compensation expense for the fair value of stock-based awards determined on the date of grant, including employee stock options, over the determined requisite service period, which is generally ratably over the vesting term.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Gross profit	38.9%	39.9%
Selling, general and administrative expenses	33.9%	32.3%
Income from operations	3.7%	6.2%
Income before provision for income taxes	5.2%	7.2%
Net income	4.4%	5.1%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Sales. Consolidated sales for the three months ended March 31, 2018 increased to $11,442,000, from $10,751,000 for the three months ended March 31, 2017, representing an increase of $691,000, or 6.4%. This increase consisted of increased sales in the Building Supply segment of $730,000 and increased sales in the Infection Control segment of $24,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $63,000.

Building Supply segment sales for the three months ended March 31, 2018 increased by $730,000, or 12.3%, to $6,669,000, compared to $5,939,000 for the same period of 2017. This segment increase was primarily due to a   19.0% increase in sales of housewrap and a 114% increase in sales of other woven material, partially offset by a 1.4% decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®). The sales mix of the Building Supply segment for the three months ended March 31, 2018 was 47% for synthetic roof underlayment, 44% for housewrap and 9% for other woven material. This compared to 54% for synthetic roof underlayment, 41% for housewrap and 5% for other woven material for the three months ended March 31, 2017.

Our housewrap sales continue to show growth, with increased revenue in the first quarter of 2018 compared to the same period of 2017. Sales of the REX™ family of housewrap grew by 19% as compared to the first quarter of 2017. Management is encouraged by housewrap sales, as we have achieved sales growth in each of the last nine quarters on a comparative basis. Although our synthetic roof underlayment sales decreased for the quarter, the number of rolls sold increased, as sales were affected by a change in the product mix from the premium REX™ synthetic underlayment to the lower priced TECHNO family (TECHNOply™ and TECHNO SB) of products. The number of TECHNO family rolls sold was up for the quarter, while sales of the premium REX™ family rolls were basically flat. In light of challenging weather conditions during the first quarter of 2018, we are encouraged that the number of rolls shipped of the underlayment family of products increased compared to the same quarter last year.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2018 decreased by $63,000, or 1.9%, to $3,232,000, compared to $3,295,000 for the same period of 2017. The decrease was primarily due to decreased sales to our major international supply chain partner and national distributors, partially offset by an increase in sales to our regional distributors. Sales were also impacted by a change in the mix of products sold.

Infection Control segment sales for the three months ended March 31, 2018 increased by $24,000, or 1.6%, to $1,541,000, compared to $1,517,000 for the same period of 2017. Mask sales were up by 1.4%, or $16,000, to $1,095,000, and shield sales were up by 1.8%, or $8,000, to $446,000.

Gross Profit. Gross profit increased by $161,000, or 3.7%, to $4,455,000 for the three months ended March 31, 2018, from $4,294,000 for the same period of 2017. The gross profit margin was 38.9% for the three months ended March 31, 2018, compared to 39.9% for the same period of 2017. Gross margin in the Building Supply segment was affected by a change in the product mix from the premium REX™ synthetic underlayment to the lower priced TECHNO family of products and gross margin in the Disposable Protective Apparel segment was affected by increased rebates. Management expects gross profit margin to be reduced in 2018 but still to be in the high thirty percent range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $407,000, or 11.7%, to $3,881,000 for the three months ended March 31, 2018 from $3,474,000 for the three months ended March 31, 2017. As a percentage of net sales, selling, general and administrative expenses increased to 33.9% for the three months ended March 31, 2018, from 32.3% for the same period of 2017. The increase in selling, general and administrative expenses was primarily the result of the accrual of expenses associated with the mediated settlement of the litigation matter described in Note 13 of the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, and in Part II, Item 1 – Legal Proceedings.

The Company has accrued the full amount of the mediated settlement. The Company is in the process of evaluating, with new litigation counsel, avenues for recovery of the mediated settlement and recover of attorneys’ fees and cost from former litigation counsel. Any amount that might be recovered in connection with any such claims cannot be reasonably estimated at this time.

Excluding the accrual for the litigation settlement expense discussed above, selling, general and administrative expenses would have been relatively flat as compared to the same period last year.

The change in expenses by segment was as follows: Building Supply was up $117,000, or 9.8%; Disposable Protective Apparel was up $97,000, or 10.9%; Infection Control was down $1,000, or 0.5%; and corporate unallocated expenses were up $194,000, or 15.6%. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

In accordance with the terms of his employment agreement the Company’s President and Chief Executive Officer is entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus of $32,000 was accrued for the three months ended March 31, 2018, as compared to $41,000 for the same period of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased by $8,000, or 5.2%, to $146,000 for the three months ended March 31, 2018, from $154,000 for the three months ended March 31, 2017.

Income from Operations. Income from operations decreased by $238,000, or 35.7%, to $428,000 for the three months ended March 31, 2018, compared to $666,000 for the three months ended March 31, 2017. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $407,000, partially offset by an increase in gross profit of $161,000 and a decrease in depreciation and amortization expense of $8,000. Due to the litigation settlement discussed previously, legal expense was significantly higher during the three months ended March 31, 2018 and excluding the legal expense, income from operations would have increased significantly for the three months ended March 31, 2018 compared to the same period of 2017.

Alpha Pro Tech, Ltd.

Other Income. Other income increased by $66,000, or 62.3%, to $172,000 for the three months ended March 31, 2018, from $106,000 for the same period of 2017. Other income consisted primarily of equity in income of unconsolidated affiliate of $139,000, unrealized gain on marketable securities of $32,000 and interest income of $1,000 for the three months ended March 31, 2018. Other income consisted primarily of equity in income of unconsolidated affiliate of $105,000 and interest income of $1,000 for the three months ended March 31, 2017.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2018 was $600,000, compared to income before provision for income taxes of $772,000 for the three months ended March 31, 2017, representing a decrease of $172,000, or 22.3%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $238,000, partially offset by an increase in other income of $66,000. Due to the litigation settlement discussed above, legal expense was significantly higher during the three months ended March 31, 2018, and excluding the legal expense, income before provision for income tax would have increased significantly for the three months ended March 31, 2018 compared to the same period of 2017.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2018 was $92,000, compared to $222,000 for the same period of 2017. The effective tax rate was 15.3% for the three months ended March 31, 2018, compared to 28.8% for the same period of 2017. The lower effective rate for the three months ended March 31, 2018 compared to the same period of 2017 is due to U.S. tax reform (U.S. Tax Cuts and Jobs Act) that was enacted in December 2017.

The Company does not record a tax provision on equity in income of unconsolidated affiliate. For the three months ended March 31, 2018, the effective tax rate would have been 20.0% if the equity in income of unconsolidated affiliate were taxable. For the three months ended March 31, 2017, the estimated effective tax rate would have been 33.3% if the equity in income of unconsolidated affiliate were taxable.

Net Income. Net income for the three months ended March 31, 2018 was $508,000, compared to net income of $550,000 for the same period of 2017, representing a decrease of $42,000, or 7.6%. The net income decrease was due to a decrease in income before provision for income taxes of $172,000, partially offset by a decrease in provision for income taxes of $130,000. Net income as a percentage of net sales for the three months ended March 31, 2018 was 4.4%, and net income as a percentage of net sales for the same period of 2017 was 5.1%. Basic and diluted earnings per common share for the three months ended March 31, 2018 and 2017 were $0.04. Net income for the three months ended March 31, 2018, excluding the litigation settlement expense would have been significantly higher than the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash of $5,666,000 and working capital of $24,169,000, representing a decrease in working capital of $8,000, from December 31, 2017. As of March 31, 2018, our current ratio (current assets/current liabilities) was 10:1, compared to the same 10:1 current ratio as of December 31, 2017. Cash decreased by 35.3%, or $3,097,000, to $5,666,000 as of March 31, 2018, compared to $8,763,000 as of December 31, 2017. The decrease in cash was due to cash used in operating activities of $2,496,000, cash used in financing activities of $499,000 and cash used in investing activities of $102,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2018, the prime interest rate was 4.75%. This credit line will expire in March 2019. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2018. As of March 31, 2018, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash used in operating activities of $2,496,000 for the three months ended March 31, 2018 was due to net income of $508,000, impacted primarily by the following: stock-based compensation expense of $78,000, depreciation and amortization expense of $146,000, unrealized gain on marketable securities of $32,000 equity in income of unconsolidated affiliate of $139,000, an increase in accounts receivable of $1,886,000, an increase in prepaid expenses of $790,000, an increase in inventory of $386,000, and an increase in accounts payable and accrued liabilities of $5,000.

Alpha Pro Tech, Ltd.

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

Accounts receivable increased by $1,886,000, or 38.0%, to $6,844,000 as of March 31, 2018, from $4,958,000 as of December 31, 2017. The increase in accounts receivable was primarily related to extended payment terms that we provided on most Building Supply segment sales through the end of the first quarter of 2018 to remain competitive, as our competition also offers these extended payment terms. We started this program in late December 2017, and the majority of these receivables are due to be collected in the second quarter of this year. The number of days that sales remained outstanding as of March 31, 2018, calculated by using an average of accounts receivable outstanding and annual revenue, was 46 days, compared to 41 days as of December 31, 2017.

Inventory increased by $386,000, or 3.8%, to $10,635,000 as of March 31, 2018, from $10,249,000 as of December 31, 2017. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $73,000, or 2.1%, to $3,537,000, an increase in inventory for the Building Supply segment of $225,000, or 4.9%, to $4,794,000, and an increase in inventory for the Infection Control segment of $88,000, or 4.0%, to $2,304,000.

Prepaid expenses and other current assets increased by $790,000, or 29.6%, to $3,455,000 as of March 31, 2018, from $2,655,000 as of December 31, 2017. The increase was primarily due to an increase in deposits for the purchase of inventory and prepaid insurance.

Accounts payable and accrued liabilities as of March 31, 2018 increased by $5,000, or 0.2%, to $2,806,000, from $2,801,000 as of December 31, 2017. The change was primarily due to an increase in accrued liabilities, partially offset by a decrease in trade payables.

Net cash used in investing activities was $102,000 for the three months ended March 31, 2018, compared to net cash used in investing activities of $584,000 for the same period of 2017. Investing activities for the three months ended March 31, 2018 consisted of the purchase of property and equipment of $102,000. Investing activities for the three months ended March 31, 2017 consisted of the purchase of property and equipment of $584,000.

Net cash used in financing activities was $499,000 for the three months ended March 31, 2018, compared to net cash used in financing activities of $1,150,000 for the same period of 2017. Net cash used in financing activities for the three months ended March 31, 2018 resulted from the payment of $576,000 for the repurchase of common stock, partially offset by proceeds of $77,000 from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2017 resulted from the payment of $1,150,000 for the repurchase of common stock.

As of March 31, 2018, we had $1,703,000 available for additional stock purchases under our stock repurchase program. For the three months ended March 31, 2018, we repurchased 153,000 shares of common stock at a cost of $576,000. As of March 31, 2018, we had repurchased a total of 16,357,007 shares of common stock at a cost of $29,517,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Alpha Pro Tech, Ltd.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration that it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within an annual reporting period beginning after December 15, 2017, and early adoption is not permitted. The Company adopted ASU 2014-09 during the first quarter of 2018. Management evaluated the provisions of this update and has determined that its adoption did not have a significant impact on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. As a result of adopting this guidance effective January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the $458,000 accumulated other comprehensive loss balance to retained earnings, which balance was the result of unrealized losses on marketable securities. Effective, January 1, 2018 unrealized gains and losses on marketable securities are recorded on the statement of income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor. The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court. In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award. The court heard arguments on the motion to reconsider at a hearing in February of 2018. At the hearing, the court encouraged the parties to attempt to settle the matter in advance of a ruling on the motion to reconsider (which motion was ultimately denied), and the parties subsequently mediated the matter in April of 2018. As a result of the mediation and the parties’ further discussions, the parties have reached an agreement in principle for the terms of a settlement of the attorneys’ fee claim and are currently working together to document the settlement terms. The Company has accrued in its financial statements the amount agreed upon for the settlement. The Company is in the process of evaluating avenues for recovery of the settlement amount from former litigation counsel; however, there can be no assurance as to the ultimate amount of any such recovery.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2018	52,800	$3.90	52,800	$2,071,000
February 1 - 28, 2018	56,600	3.74	56,600	1,857,000
March 1 - 31, 2018	43,600	3.48	43,600	1,703,000
	153,000	3.72	153,000

(1) On December 22, 2017, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2018.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 9, 2018	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 9, 2018	BY:	/s/Colleen McDonald

Colleen McDonald
Chief Financial Officer