Form 10-Q
period 2018-06-30
ALPHA PRO TECH LTD
filed 2018-08-03
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 30, 2018
Common Stock, $0.01 par value	13,926,081 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2018	2017 (1)
Assets
Current assets:
Cash	$7,158,000	$8,763,000
Investments	278,000	343,000
Accounts receivable, net of allowance for doubtful accounts of $73,000 and $83,000 as of June 30, 2018 and December 31, 2017	4,838,000	4,597,000
Accounts receivable, related party	641,000	361,000
Inventories	9,691,000	10,249,000
Prepaid expenses	3,688,000	2,665,000
Total current assets	26,294,000	26,978,000

Property and equipment, net	3,111,000	3,158,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	18,000	21,000
Deferred income tax assets	19,000	19,000
Equity investment in unconsolidated affiliate	4,183,000	3,893,000
Total assets	$33,680,000	$34,124,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$457,000	$1,236,000
Accrued liabilities	1,734,000	1,565,000
Total current liabilities	2,191,000	2,801,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,909,416 and 14,290,749 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	139,000	143,000
Additional paid-in capital	4,118,000	5,415,000
Accumulated other comprehensive loss	-	(458,000)
Retained earnings	27,232,000	26,223,000
Total shareholders' equity	31,489,000	31,323,000
Total liabilities and shareholders' equity	$33,680,000	$34,124,000

(1) The condensed consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$12,109,000	$11,282,000	$23,551,000	$22,032,000

Cost of goods sold, excluding depreciation and amortization	7,390,000	6,795,000	14,377,000	13,252,000
Gross profit	4,719,000	4,487,000	9,174,000	8,780,000

Operating expenses:
Selling, general and administrative	3,468,000	3,346,000	7,349,000	6,819,000
Depreciation and amortization	144,000	125,000	290,000	279,000
Total operating expenses	3,612,000	3,471,000	7,639,000	7,098,000

Income from operations	1,107,000	1,016,000	1,535,000	1,682,000

Other income:
Equity in income of unconsolidated affiliate	151,000	129,000	290,000	234,000
Unrealized loss on marketable securities	(97,000)	-	(65,000)	-
Interest income, net	1,000	1,000	1,000	2,000
Total other income	55,000	130,000	226,000	236,000

Income before provision for income taxes	1,162,000	1,146,000	1,761,000	1,918,000

Provision for income taxes	203,000	342,000	294,000	564,000

Net income	$959,000	$804,000	$1,467,000	$1,354,000

Basic earnings per common share	$0.07	$0.05	$0.10	$0.09

Diluted earnings per common share	$0.07	$0.05	$0.10	$0.09

Basic weighted average common shares outstanding	14,086,277	14,953,217	14,151,734	15,079,733

Diluted weighted average common shares outstanding	14,127,934	15,006,089	14,219,063	15,151,032

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$959,000	$804,000	$1,467,000	$1,354,000
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	-	43,000	-	(35,000)
Comprehensive income	$959,000	$847,000	$1,467,000	$1,319,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Common stock repurchased and retired	(453,000)	(5,000)	(1,612,000)	-	-	(1,617,000)
Stock-based compensation expense	-	-	196,000	-	-	196,000
Options exercised	71,667	1,000	119,000	-	-	120,000
Net income	-	-	-	-	1,467,000	1,467,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of June 30, 2018	13,909,416	$139,000	$4,118,000	$-	$27,232,000	$31,489,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$1,467,000	$1,354,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	196,000	163,000
Depreciation and amortization	290,000	279,000
Unrealized loss on marketable securities	65,000	-
Equity in income of unconsolidated affiliate	(290,000)	(234,000)
Changes in assets and liabilities:
Accounts receivable, net	(241,000)	(299,000)
Accounts receivable, related party	(280,000)	(104,000)
Inventories	558,000	226,000
Prepaid expenses	(1,023,000)	841,000
Accounts payable and accrued liabilities	(610,000)	(549,000)

Net cash provided by operating activities	132,000	1,677,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(240,000)	(734,000)

Net cash used in investing activities	(240,000)	(734,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	120,000	61,000
Repurchase of common stock	(1,617,000)	(1,624,000)

Net cash used in financing activities	(1,497,000)	(1,563,000)

Decrease in cash	(1,605,000)	(620,000)

Cash, beginning of the period	8,763,000	9,456,000

Cash, end of the period	$7,158,000	$8,836,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K and Form 10-Q as well as the consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), which was filed on March 12, 2018. The results of operations for the six months ended June 30, 2018 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was prepared using information from the audited consolidated balance sheet contained in the 2017 Form 10-K and does not include all disclosures required by US GAAP for annual consolidated financial statements.

The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018 on a full retrospective basis. Adoption of this standard did not result in significant changes to our accounting policies, business processes, systems or controls, or have a material impact on our financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within a fixed number of days of the invoice date, and the contracts do not have significant financing components.

The Company has determined that control does not pass at the time of manufacture for private label goods, based on the nature of the private labeling.

See Notes 10 and 11 for revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For the six months ended June 30, 2018 and 2017, 289,750 and 0, respectively, of stock options were granted under the Company’s option plan. The Company recognized $196,000 and $163,000 in stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

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

The following table summarizes stock option activity for the six months ended June 30, 2018:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2017	884,998	$2.26
Granted to employees and non-employee directors	289,750	3.20
Exercised	(71,667)	1.67
Canceled/expired/forfeited	-	0.00
Options outstanding, June 30, 2018	1,103,081	2.54
Options exercisable, June 30, 2018	465,003	2.09

As of June 30, 2018, $780,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.47 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Investments

As of June 30, 2018 and December 31, 2017, investments totaled $278,000 and $343,000, respectively, which consisted of equity securities.

The following provides information regarding the Company’s marketable securities as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Cost basis	$543,000	$543,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss or reclassified to retained earnings on Jaunuary 1, 2018	(580,000)	(580,000)
Unrealized loss recognized in earnings since January 1, 2018	(65,000)	-
Fair value	$278,000	$343,000

No marketable securities were sold during the six months ended June 30, 2018 and the year ended December 31, 2017. The unrealized loss of $97,000 since April 1, 2018 is recognized in the statement of income for the three months ended June 30, 2018. The unrealized gain of $43,000 in the statement of comprehensive income is presented net of tax for the three months ended June 30, 2017. The tax benefit on the unrealized gain was $22,000 for the three months ended June 30, 2017. The unrealized loss of $65,000 since January 1, 2018 is recognized in the statement of income for the six months ended June 30, 2018. The unrealized loss of $35,000 in the statement of comprehensive income is presented net of tax for the six months ended June 30, 2017. The tax benefit on the unrealized loss was $8,000 for the six months ended June 30, 2017.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for public entities for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption n the Company’s financial position or results from operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30,	December 31,
	2018	2017

Raw materials	$3,967,000	$4,567,000
Work in process	1,154,000	1,058,000
Finished goods	4,570,000	4,624,000
	$9,691,000	$10,249,000

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 113,000 square foot building for manufacturing building products; (2) a 73,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 93,000 square foot rental for manufacturing of Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2018 and December 31, 2017.

For the three months ended June 30, 2018 and 2017, Alpha Pro Tech purchased $3,526,000 and $4,213,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2018 and 2017, Alpha Pro Tech purchased $7,500,000 and $7,839,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $151,000 and $129,000, respectively, related to Harmony. For the six months ended June 30, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $290,000 and $234,000, respectively, related to Harmony.

As of June 30, 2018, the Company’s investment in Harmony was $4,183,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,752,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017

Payroll expenses and tax payable	$229,000	$232,000
Commission and bonuses payable and general accrued liabilities	1,505,000	1,333,000
	$1,734,000	$1,565,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (numerator)	$959,000	$804,000	$1,467,000	$1,354,000

Shares (denominator):
Basic weighted average common shares outstanding	14,086,277	14,953,217	14,151,734	15,079,733
Add: dilutive effect of common stock options	41,657	52,872	67,329	71,299

Diluted weighted average common shares outstanding	14,127,934	15,006,089	14,219,063	15,151,032

Earnings per common share:
Basic	$0.07	$0.05	$0.10	$0.09
Diluted	$0.07	$0.05	$0.10	$0.09

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Building Supply	$6,572,000	$6,283,000	$13,241,000	$12,222,000
Disposable Protective Apparel	4,388,000	3,774,000	7,620,000	7,068,000
Infection Control	1,149,000	1,225,000	2,690,000	2,742,000
Consolidated net sales	$12,109,000	$11,282,000	$23,551,000	$22,032,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Building Supply	$1,067,000	$1,170,000	$2,061,000	$2,132,000
Disposable Protective Apparel	891,000	752,000	1,181,000	1,213,000
Infection Control	393,000	412,000	1,127,000	1,008,000
Total segment income	2,351,000	2,334,000	4,369,000	4,353,000

Unallocated corporate overhead expenses	1,189,000	1,188,000	2,608,000	2,435,000
Provision for income taxes	203,000	342,000	294,000	564,000
Consolidated net income	$959,000	$804,000	$1,467,000	$1,354,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Building Supply	$1,992,000	$2,098,000
Disposable Protective Apparel	315,000	336,000
Infection Control	10,000	13,000
Total segment assets	2,317,000	2,447,000

Unallocated corporate assets	867,000	787,000
Total consolidated assets	$3,184,000	$3,234,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales by geographic region
United States	$11,861,000	$11,131,000	$23,059,000	$21,729,000
International	248,000	151,000	492,000	303,000

Consolidated net sales	$12,109,000	$11,282,000	$23,551,000	$22,032,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and six months ended June 30, 2018 and 2017, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
Long-lived assets by geographic region
United States	$2,581,000	$2,593,000
International	530,000	565,000

Consolidated total long-lived assets	$3,111,000	$3,158,000

12.	Related Party Transactions

The Company previously used a law firm for certain legal matters whose majority member was a member of the Company’s Board of Directors until his resignation on March 31, 2017. For the six months ended June 30, 2018 and 2017, the Company expensed $0 and $40,000, respectively, for legal services from this related party. As of June 30, 2018 and 2017, the Company’s outstanding balance to this related party was $0 and $0, respectively.

13.	Commitments and Contingencies

The Company has been involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor.  The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court.  In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award.  The court heard arguments on the motion to reconsider at a hearing in February of 2018.  At the hearing, the court encouraged the parties to attempt to settle the matter in advance of a ruling on the motion to reconsider (which motion was ultimately denied), and the parties subsequently mediated the matter in April of 2018.  As a result of the mediation and the parties’ further discussions, the parties  reached an agreement in May of 2018 to settle the matter.  The Company has accrued in its financial statements the amount agreed upon for the settlement.  The Company is in the process of pursuing avenues for recovery of the settlement amount from former litigation counsel; however, at this time, there can be no assurance as to the ultimate amount of any such recovery.

14.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2018 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Marketable Securities: The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with US GAAP. The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, and effective January 1, 2018, unrealized gains and losses are reported as a component of net income in the statements of income. Prior to January 1, 2018, unrealized gains and losses were reported as other comprehensive income as a component of equity. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying condensed consolidated balance sheets.

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

Revenue Recognition: The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within a fixed number of days of the invoice date, and the contracts do not have significant financing components.

The Company has determined that control does not pass at the time of manufacture for private label goods, based on the nature of the private labeling.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements (unaudited), which appear elsewhere in this report, for revenue disaggregated by type and by geographic region.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates based on the U.S. Treasury yield curve in effect at the time of grant, expected life based on historical data and no dividend yield, as the Board of Directors has no current plans to pay dividends in the near future. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.0%	39.8%	39.0%	39.9%
Selling, general and administrative expenses	28.6%	29.7%	31.2%	31.0%
Income from operations	9.1%	9.0%	6.5%	7.6%
Income before provision for income taxes	9.6%	10.2%	7.5%	8.7%
Net income	7.9%	7.1%	6.2%	6.1%

Three and Six months ended June 30, 2018 compared to Three and Six months ended June 30, 2017

Sales. Consolidated sales for the three months ended June 30, 2018 increased to $12,109,000, from $11,282,000 for the three months ended June 30, 2017, representing an increase of $827,000, or 7.3%. This increase consisted of increased sales in the Building Supply segment of $289,000 and increased sales in the Disposable Protective Apparel of $614,000, partially offset by decreased sales in the Infection Control segment of $76,000.

Building Supply segment sales for the three months ended June 30, 2018 increased by $289,000, or 4.6%, to $6,572,000, compared to $6,283,000 for the same period of 2017. This segment increase was primarily due to an increase in sales of housewrap, which includes our new REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™, and an increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®). The sales mix of the Building Supply segment for the three months ended June 30, 2018 was 39% for synthetic roof underlayment, 49% for housewrap and 12% for other woven material. This compared to 51% for synthetic roof underlayment, 40% for housewrap and 9% for other woven material for the three months ended June 30, 2017.

Our housewrap sales continue to increase as we have achieved sales growth in each of the last ten quarters on a comparative basis. Management is encouraged with the roll out of the new REX™ Wrap Fortis and expects continued growth of housewrap in the coming quarters. Sales of synthetic roof underlayment in the second quarter were affected by lower private label sales. Management expects continued growth from this segment in the coming quarters.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2018 increased by $614,000, or 16.3%, to $4,388,000, compared to $3,774,000 for the same period of 2017. The increase was primarily due to increased sales to our major international supply chain partner and national distributors and to a lesser extent increased sales to our regional distributors. Management is pleased to report solid quarterly and year-to-date sales growth in 2018 for this segment.  The Company added sales resources and new marketing strategies in the latter half of 2017 to enhance the sales efforts of our global, national and regional distribution partners.   As a result, the Company is achieving sales growth across all three channels and is working to carry forward this momentum.

Alpha Pro Tech, Ltd.

Infection Control segment sales for the three months ended June 30, 2018 decreased by $76,000, or 6.2%, to $1,149,000, compared to $1,225,000 for the same period of 2017. Mask sales were down by 13.3%, or $115,000, to $750,000, primarily due to lower sales to a private label distributor. Shield sales were up by 10.8%, or $39,000, to $399,000.

Consolidated sales for the six months ended June 30, 2018 increased to $23,551,000 from $22,032,000 for the six months ended June 30, 2017, representing an increase of $1,519,000, or 6.9%. This increase consisted of increased sales in the Building Supply segment of $1,019,000 and increased sales in the Disposable Protective Apparel of $552,000, partially offset by decreased sales in the Infection Control segment of $52,000.

Building Supply segment sales for the six months ended June 30, 2018 increased by $1,019,000, or 8.3%, to $13,241,000, compared to $12,222,000 for the same period of 2017. This segment increase was primarily due to an increase in sales of housewrap (including REX™ Wrap, REX™ Wrap Plus and our new REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™) and an increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®). The sales mix of the Building Supply segment for the six months ended June 30, 2018 was 43% for synthetic roof underlayment, 46% for housewrap and 11% for other woven material. This compared to 53% for synthetic roof underlayment, 40% for housewrap and 7% for other woven material for the six months ended June 30, 2017.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2018 increased by $552,000, or 7.8%, to $7,620,000, compared to $7,068,000 for the same period of 2017. The increase was primarily due to increased sales to our major international supply chain partner, as well as national and regional distributors.

Infection Control segment sales for the six months ended June 30, 2018 decreased by $52,000, or 1.9%, to $2,690,000, compared to $2,742,000 for the same period of 2017. Mask sales were down by 5.1%, or $99,000, to $1,845,000, primarily due to lower sales to a private label distributor. Shield sales were up by 5.9%, or $47,000, to $845,000.

Gross Profit. Gross profit increased by $232,000, or 5.2%, to $4,719,000 for the three months ended June 30, 2018, from $4,487,000 for the same period of 2017. The gross profit margin was 39.0% for the three months ended June 30, 2018, compared to 39.8% for the same period of 2017.

Gross profit increased by $394,000, or 4.5%, to $9,174,000 for the six months ended June 30, 2018, from $8,780,000 for the same period of 2017. The gross profit margin was 39.0% for the six months ended June 30, 2018, compared to 39.9% for the same period of 2017.

For the three and six months ended June 30, 2018, the gross profit margin was affected by increased rebates and to a lesser extent by a change in product mix in the Building Supply segment. Management expects gross profit margin to be lower in 2018 but still to be in the high thirty percent range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $122,000, or 3.6%, to $3,468,000 for the three months ended June 30, 2018 from $3,346,000 for the three months ended June 30, 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 28.6% for the three months ended June 30, 2018, from 29.7% for the same period of 2017.

The change in expenses by segment was as follows: Building Supply was up $117,000, or 10.2%; Disposable Protective Apparel was up $117,000, or 13.5%; Infection Control was down $14,000, or 9.4%; and corporate unallocated expenses were down $98,000, or 8.3%. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

Alpha Pro Tech, Ltd.

Selling, general and administrative expenses increased by $530,000, or 7.8%, to $7,349,000 for the six months ended June 30, 2018 from $6,819,000 for the six months ended June 30, 2017. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% for the six months ended June 30, 2018, from 31.0% for the same period of 2017. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the settlement of the litigation matter described in Note 13 to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, and in Part II, Item 1 – Legal Proceedings. Excluding the expense incurred for the settlement, selling, general and administrative expenses would have been relatively flat as compared to the same period last year.

The change in expenses by segment was as follows: Building Supply was up $234,000, or 10.0%; Disposable Protective Apparel was up $214,000, or 12.2%; Infection Control was down $14,000, or 5.0%; and corporate unallocated expenses were up $96,000, or 4.0%. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

In accordance with the terms of his employment agreement, the Company’s President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $61,000 was accrued for the three months ended June 30, 2018, as compared to $60,000 for the same period of 2017. A bonus of $93,000 was accrued for the six months ended June 30, 2018, as compared to $101,000 for the same period of 2017.

Depreciation and Amortization. Depreciation and amortization expense increased by $19,000, or 15.2%, to $144,000 for the three months ended June 30, 2018, from $125,000 for the three months ended June 30, 2017. Depreciation and amortization expense increased by $11,000, or 3.9%, to $290,000 for the six months ended June 30, 2018, from $279,000 for the same period of 2017. The increase for the three and six months was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations increased by $91,000, or 9.0%, to $1,107,000 for the three months ended June 30, 2018, compared to $1,016,000 for the three months ended June 30, 2017. The increased income from operations was primarily due to an increase in gross profit of $232,000, partially offset by an increase in selling, general and administrative expenses of $122,000, and an increase in depreciation and amortization expense of $19,000.

Income from operations decreased by $147,000, or 8.7%, to $1,535,000 for the six months ended June 30, 2018, compared to $1,682,000 for the six months ended June 30, 2017. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $530,000 and an increase in depreciation and amortization expense of $11,000, partially offset by an increase in gross profit of $394,000. Due to the settlement of the litigation matter discussed above, legal expenses were significantly higher during the six months ended June 30, 2018, and, excluding these legal expenses, income from operations would have increased significantly for the six months ended June 30, 2018 compared to the same period of 2017.

Other Income. Other income decreased by $75,000, or 57.7%, to $55,000 for the three months ended June 30, 2018, from $130,000 for the same period of 2017. The decrease was primarily due to an unrealized loss on marketable securities of $97,000. Other income consisted of equity in income of unconsolidated affiliate of $151,000, an unrealized loss on marketable securities of $97,000 and interest income of $1,000 for the three months ended June 30, 2018. Other income consisted of equity in income of unconsolidated affiliate of $129,000 and interest income of $1,000 for the three months ended June 30, 2017.

Other income decreased by $10,000, or 4.2%, to $226,000 for the six months ended June 30, 2018, from $236,000 for the same period of 2017. Other income consisted of equity in income of unconsolidated affiliate of $290,000, an unrealized loss on marketable securities of $65,000 and interest income of $1,000 for the six months ended June 30, 2018. Other income consisted of equity in income of unconsolidated affiliate of $234,000 and interest income of $2,000 for the six months ended June 30, 2017.

Alpha Pro Tech, Ltd.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2018 was $1,162,000, compared to income before provision for income taxes of $1,146,000 for the three months ended June 30, 2017, representing an increase of $16,000, or 1.40%. Income before provision for income taxes was negatively impacted by the unrealized loss on marketable securities of $97,000. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $91,000, partially offset by a decrease in other income of $75,000.

Income before provision for income taxes for the six months ended June 30, 2018 was $1,761,000, compared to income before provision for income taxes of $1,918,000 for the six months ended June 30, 2017, representing a decrease of $157,000, or 8.2%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $147,000 and a decrease in other income of $10,000. Due to the settlement of the litigation matter discussed above, legal expenses were significantly higher during the six months ended June 30, 2018, and, excluding these legal expenses, income before provision for income taxes would have increased significantly for the six months ended June 30, 2018 compared to the same period of 2017.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2018 was $203,000, compared to $342,000 for the same period of 2017. The effective tax rate was 17.5% for the three months ended June 30, 2018, compared to 29.8% for the same period of 2017. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The provision for income taxes for the six months ended June 30, 2018 was $294,000, compared to $564,000 for the same period of 2017. The effective tax rate was 16.7% for the six months ended June 30, 2018, compared to 29.4% for the same period of 2017. As mentioned above, the Company does not record a tax provision on equity in income of unconsolidated affiliate.

The lower effective rate for the three and six months ended June 30, 2018 compared to the same period of 2017 was due to U.S. tax reform (U.S. Tax Cuts and Jobs Act) that was enacted in December 2017.

Net Income. Net income for the three months ended June 30, 2018 was $959,000, compared to net income of $804,000 for the same period of 2017, representing an increase of $155,000, or 19.3%. The net income increase was due to an increase in income before provision for income taxes of $16,000 and a decrease in provision for income taxes of $139,000. Net income as a percentage of net sales for the three months ended June 30, 2018 was 7.9%, and net income as a percentage of net sales for the same period of 2017 was 7.1%. Basic and diluted earnings per common share for the three months ended June 30, 2018 and 2017 were $0.07 and $0.05, respectively.

Net income for the six months ended June 30, 2018 was $1,467,000, compared to net income of $1,354,000 for the same period of 2017, representing an increase of $113,000, or 8.3%. The net income increase was due to a decrease in provision for income taxes of $270,000, partially offset by a decrease in income before provision for income taxes of $157,000. Net income as a percentage of net sales for the six months ended June 30, 2018 was 6.2%, and net income as a percentage of net sales for the same period of 2017 was 6.1%. Basic and diluted earnings per common share for the six months ended June 30, 2018 and 2017 were $0.10 and $0.09, respectively. Net income for the six months ended June 30, 2018, excluding the litigation settlement expense discussed above, would have been significantly higher than the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had cash of $7,158,000 and working capital of $24,103,000, representing a decrease in working capital of $74,000 from December 31, 2017. As of June 30, 2018, the Company’s current ratio (current assets/current liabilities) was 12:1, compared to 10:1 current ratio as of December 31, 2017. Cash decreased by 18.3%, or $1,605,000, to $7,158,000 as of June 30, 2018, compared to $8,763,000 as of December 31, 2017. The decrease in cash was due to cash used in financing activities of $1,497,000 and cash used in investing activities of $240,000, partially offset by cash provided by operating activities of $132,000.

Alpha Pro Tech, Ltd.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2018, the prime interest rate was 5.0%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2018. As of June 30, 2018, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $132,000 for the six months ended June 30, 2018 was due to net income of $1,467,000, impacted primarily by the following: stock-based compensation expense of $196,000, depreciation and amortization expense of $290,000, an unrealized loss on marketable securities of $65,000, equity in income of unconsolidated affiliate of $290,000, an increase in accounts receivable of $521,000, an increase in prepaid expenses of $1,023,000, a decrease in inventory of $558,000, and a decrease in accounts payable and accrued liabilities of $610,000.

Accounts receivable increased by $521,000, or 10.5%, to $5,479,000 as of June 30, 2018, from $4,958,000 as of December 31, 2017. The increase in accounts receivable was primarily related to increased revenue in the second quarter of 2018 compared to the fourth quarter of 2017. The number of days that sales remained outstanding as of June 30, 2018, calculated by using an average of accounts receivable outstanding and annual revenue, was 47 days, compared to 41 days as of December 31, 2017.

Inventory decreased by $558,000, or 5.4%, to $9,691,000 as of June 30, 2018, from $10,249,000 as of December 31, 2017. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $386,000, or 11.2%, to $3,077,000, and a decrease in inventory for the Building Supply segment of $315,000, or 6.9%, to $4,254,000, offset by an increase in inventory for the Infection Control segment of $143,000, or 6.5%, to $2,360,000.

Prepaid expenses and other current assets increased by $1,023,000, or 38.4%, to $3,688,000 as of June 30, 2018, from $2,665,000 as of December 31, 2017. The increase was primarily due to an increase in deposits for the purchase of inventory and prepaid insurance.

Accounts payable and accrued liabilities as of June 30, 2018 decreased by $610,000, or 21.8%, to $2,191,000, from $2,801,000 as of December 31, 2017. The change was primarily due to a decrease in trade payables, offset by an increase in accrued liabilities.

Net cash used in investing activities was $240,000 for the six months ended June 30, 2018, compared to net cash used in investing activities of $734,000 for the same period of 2017. Investing activities for the six months ended June 30, 2018 consisted of the purchase of property and equipment of $240,000. Investing activities for the six months ended June 30, 2017 consisted of the purchase of property and equipment of $734,000.

Net cash used in financing activities was $1,497,000 for the six months ended June 30, 2018, compared to net cash used in financing activities of $1,563,000 for the same period of 2017. Net cash used in financing activities for the six months ended June 30, 2018 resulted from the payment of $1,617,000 for the repurchase of common stock, partially offset by proceeds of $120,000 from the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2017 resulted from the payment of $1,624,000 for the repurchase of common stock, offset by the proceeds from the exercise of stock options of $61,000.

As of June 30, 2018, we had $2,662,000 available for additional stock purchases under our stock repurchase program. For the six months ended June 30, 2018, we repurchased 453,000 shares of common stock at a cost of $1,617,000. As of June 30, 2018, we had repurchased a total of 16,657,007 shares of common stock at a cost of $30,558,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for public entities for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption n the Company’s financial position or results from operations.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor.  The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court.  In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award.  The court heard arguments on the motion to reconsider at a hearing in February of 2018.  At the hearing, the court encouraged the parties to attempt to settle the matter in advance of a ruling on the motion to reconsider (which motion was ultimately denied), and the parties subsequently mediated the matter in April of 2018.  As a result of the mediation and the parties’ further discussions, the parties  reached an agreement  in May of 2018 to settle the matter.  The Company has accrued in its financial statements the amount agreed upon for the settlement.  The Company is in the process of pursuing avenues for recovery of the settlement amount from former litigation counsel; however, at this time, there can be no assurance as to the ultimate amount of any such recovery.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2018	28,500	$3.27	28,500	$1,608,000
May 1 - 31, 2018	95,900	3.54	95,900	1,266,000
June 1 - 30, 2018	175,600	3.42	175,600	2,662,000
	300,000	3.72	300,000

(1) On June 22, 2018, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2018.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 3, 2018	BY:	/s/Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE:	August 3, 2018	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer