Form 10-Q
period 2018-09-30
ALPHA PRO TECH LTD
filed 2018-11-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer ___ Non-accelerated filer __ Smaller reporting company   X

Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 30, 2018
Common Stock, $0.01 par value	13,629,581 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017 (1)
Assets
Current assets:
Cash	$6,823,000	$8,763,000
Investments	289,000	343,000
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $83,000 as of September 30, 2018 and December 31, 2017	5,763,000	4,597,000
Accounts receivable, related party	495,000	361,000
Inventories	9,352,000	10,249,000
Prepaid expenses	3,499,000	2,665,000
Total current assets	26,221,000	26,978,000

Property and equipment, net	3,158,000	3,158,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	17,000	21,000
Deferred income tax assets	19,000	19,000
Equity investment in unconsolidated affiliate	4,286,000	3,893,000
Total assets	$33,756,000	$34,124,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$646,000	$1,236,000
Accrued liabilities	1,072,000	1,565,000
Total current liabilities	1,718,000	2,801,000

Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,629,583 and 14,290,749 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	136,000	143,000
Additional paid-in capital	3,130,000	5,415,000
Accumulated other comprehensive loss	-	(458,000)
Retained earnings	28,772,000	26,223,000
Total shareholders' equity	32,038,000	31,323,000
Total liabilities and shareholders' equity	$33,756,000	$34,124,000

(1) The condensed consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$12,104,000	$12,049,000	$35,655,000	$34,082,000

Cost of goods sold, excluding depreciation and amortization	7,519,000	7,337,000	21,896,000	20,589,000
Gross profit	4,585,000	4,712,000	13,759,000	13,493,000

Operating expenses:
Selling, general and administrative	2,676,000	3,450,000	10,024,000	10,269,000
Depreciation and amortization	140,000	147,000	430,000	426,000
Total operating expenses	2,816,000	3,597,000	10,454,000	10,695,000

Income from operations	1,769,000	1,115,000	3,305,000	2,798,000

Other income:
Equity in income of unconsolidated affiliate	103,000	105,000	393,000	339,000
Gain on sale of property	-	385,000	-	385,000
Realized gain on sales of marketable securities	3,000	-	3,000	-
Unrealized gain (loss) on marketable securities	22,000	-	(43,000)	-
Interest income, net	1,000	1,000	2,000	3,000
Total other income	129,000	491,000	355,000	727,000

Income before provision for income taxes	1,898,000	1,606,000	3,660,000	3,525,000

Provision for income taxes	359,000	503,000	653,000	1,068,000

Net income	$1,539,000	$1,103,000	$3,007,000	$2,457,000

Basic earnings per common share	$0.11	$0.07	$0.21	$0.16

Diluted earnings per common share	$0.11	$0.07	$0.21	$0.16

Basic weighted average common shares outstanding	13,795,007	14,732,173	14,031,518	14,962,606

Diluted weighted average common shares outstanding	13,853,619	14,933,426	14,076,033	15,075,940

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$1,539,000	$1,103,000	$3,007,000	$2,457,000
Other comprehensive income (loss):
Change in unrealized loss on marketable securities, net of tax	-	(208,000)	-	(243,000)
Comprehensive income	$1,539,000	$895,000	$3,007,000	$2,214,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Common stock repurchased and retired	(793,000)	(8,000)	(2,820,000)	-	-	(2,828,000)
Stock-based compensation expense	-	-	312,000	-	-	312,000
Options exercised	131,834	1,000	223,000	-	-	224,000
Net income	-	-	-	-	3,007,000	3,007,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of September 30, 2018	13,629,583	$136,000	$3,130,000	$-	$28,772,000	$32,038,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$3,007,000	$2,457,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	312,000	244,000
Depreciation and amortization	430,000	426,000
Realized gain on sale of marketable securities	(3,000)	-
Unrealized loss on marketable securities	43,000	-
Equity in income of unconsolidated affiliate	(393,000)	(339,000)
Gain on sale of property	-	(385,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,166,000)	(797,000)
Accounts receivable, related party	(134,000)	(276,000)
Inventories	897,000	1,530,000
Prepaid expenses	(834,000)	254,000
Accounts payable and accrued liabilities	(1,086,000)	(440,000)

Net cash provided by operating activities	1,073,000	2,674,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(424,000)	(923,000)
Proceeds from sales of marketable securities	15,000	-
Proceeds from sale of property	-	537,000

Net cash used in investing activities	(409,000)	(386,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	224,000	125,000
Repurchase of common stock	(2,828,000)	(2,901,000)

Net cash used in financing activities	(2,604,000)	(2,776,000)

Decrease in cash	(1,940,000)	(488,000)

Cash, beginning of the period	8,763,000	9,456,000

Cash, end of the period	$6,823,000	$8,836,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K and Form 10-Q as well as the consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), which was filed on March 12, 2018. The results of operations for the nine months ended September 30, 2018 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2017 was prepared using information from the audited consolidated balance sheet contained in the 2017 Form 10-K and does not include all disclosures required by US GAAP for annual consolidated financial statements.

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

For the nine months ended September 30, 2018 and 2017, 349,750 and 25,000 respectively, of stock options were granted under the Company’s option plan. The Company recognized $312,000 and $244,000 in stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes stock option activity for the nine months ended September 30, 2018:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2017	884,998	$2.26
Granted to employees and non-employee directors	349,750	3.27
Exercised	(131,834)	1.70
Canceled/expired/forfeited	-	0.00
Options outstanding, September 30, 2018	1,102,914	2.65
Options exercisable, September 30, 2018	415,169	2.13

As of September 30, 2018, $793,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.30 years.

4.	Investments

As of September 30, 2018 and December 31, 2017, investments totaled $289,000 and $343,000, respectively, which consisted of equity securities.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following provides information regarding the Company’s marketable securities as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Cost basis	$535,000	$543,000
Gains previously recognized on warrants	380,000	380,000
Loss included in accumulated other comprehensive loss or reclassified to retained earnings on Jaunuary 1, 2018	(580,000)	(580,000)
Unrealized loss recognized in earnings since January 1, 2018	(43,000)	-
Other adjustments	(3,000)	-
Fair value	$289,000	$343,000

Certain marketable securities were sold during the nine months ended September 30, 2018. No marketable securities were sold during the year ended December 31, 2017. Realized gains recognized from the sale of marketable securities during the nine months ended September 30, 2018 were $3,000, which realized gains are reported in the Condensed Consolidated Statements of Income (Unaudited) for that period. The unrealized gain of $22,000 since July 1, 2018 is recognized in the statement of income for the three months ended September 30, 2018. The unrealized loss of $208,000 in the statement of comprehensive income is presented net of tax for the three months ended September 30, 2017. The tax benefit on the unrealized loss was $105,000 for the three months ended September 30, 2017. The unrealized loss of $43,000 since January 1, 2018 is recognized in the Condensed Consolidated Statement of Income( Unaudited) for the nine months ended September 30, 2018. The unrealized loss of $243,000 in the statement of comprehensive income is presented net of tax for the nine months ended September 30, 2017. The tax benefit on the unrealized loss was $113,000 for the nine months ended September 30, 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. As a result of adopting this guidance effective January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the $458,000 accumulated other comprehensive loss balance to retained earnings, which balance was the result of unrealized losses on marketable securities. Effective January 1, 2018, unrealized gains and losses on marketable securities are recorded in the statement of income.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for public entities for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the adoption of the Company’s financial position or results from operations.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30,	December 31,
	2018	2017

Raw materials	$4,493,000	$4,567,000
Work in process	792,000	1,058,000
Finished goods	4,067,000	4,624,000
	$9,352,000	$10,249,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2018 and December 31, 2017.

For the three months ended September 30, 2018 and 2017, Alpha Pro Tech purchased $4,535,000 and $3,258,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2018 and 2017, Alpha Pro Tech purchased $12,036,000 and $11,097,000 of inventories, respectively, from Harmony.

For the three months ended September 30, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $103,000 and $105,000, respectively, related to Harmony. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $393,000 and $339,000, respectively, related to Harmony.

As of September 30, 2018, the Company’s investment in Harmony was $4,286,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $3,855,000, less $942,000 in repayments of the advance and $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Accrued Liabilities

As of September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017

Payroll expenses and tax payable	$114,000	$232,000
Commission and bonuses payable and general accrued liabilities	958,000	1,333,000
	$1,072,000	$1,565,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (numerator)	$1,539,000	$1,103,000	$3,007,000	$2,457,000

Shares (denominator):
Basic weighted average common shares outstanding	13,795,007	14,732,173	14,031,518	14,962,606
Add: dilutive effect of common stock options	58,612	201,253	44,515	113,334

Diluted weighted average common shares outstanding	13,853,619	14,933,426	14,076,033	15,075,940

Earnings per common share:
Basic	$0.11	$0.07	$0.21	$0.16
Diluted	$0.11	$0.07	$0.21	$0.16

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Building Supply	$6,979,000	$7,076,000	$20,220,000	$19,298,000
Disposable Protective Apparel	3,922,000	3,845,000	11,542,000	10,914,000
Infection Control	1,203,000	1,128,000	3,893,000	3,870,000
Consolidated net sales	$12,104,000	$12,049,000	$35,655,000	$34,082,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Building Supply	$1,130,000	$1,339,000	$3,191,000	$3,471,000
Disposable Protective Apparel	809,000	764,000	1,990,000	1,977,000
Infection Control	385,000	396,000	1,512,000	1,405,000
Total segment income	2,324,000	2,499,000	6,693,000	6,853,000

Unallocated corporate overhead expenses	426,000	893,000	3,033,000	3,328,000
Provision for income taxes	359,000	503,000	653,000	1,068,000
Consolidated net income	$1,539,000	$1,103,000	$3,007,000	$2,457,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Building Supply	$1,970,000	$2,098,000
Disposable Protective Apparel	305,000	336,000
Infection Control	11,000	13,000
Total segment assets	2,286,000	2,447,000

Unallocated corporate assets	944,000	787,000
Total consolidated assets	$3,230,000	$3,234,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales by geographic region
United States	$11,918,000	$11,739,000	$34,977,000	$33,469,000
International	186,000	310,000	678,000	613,000

Consolidated net sales	$12,104,000	$12,049,000	$35,655,000	$34,082,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and nine months ended September 30, 2018 and 2017, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Long-lived assets by geographic region
United States	$2,554,000	$2,593,000
International	604,000	565,000

Consolidated total long-lived assets	$3,158,000	$3,158,000

12.	Related Party Transactions

The Company previously used a law firm for certain legal matters whose majority member was a member of the Company’s Board of Directors until his resignation on March 31, 2017. For the nine months ended September 30, 2018 and 2017, the Company expensed $0 and $65,000, respectively, for legal services from this related party. As of September 30, 2018 and 2017, the Company’s outstanding balance to this related party was $0 and $0, respectively.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2018 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Marketable Securities: The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with US GAAP. The Company does not have any investments classified as held-to-maturity or trading securities. Available-for-sale investments are carried at their fair value using quoted prices in active markets for identical securities, and, effective January 1, 2018, unrealized gains and losses are reported as a component of net income in the statements of income. Prior to January 1, 2018, unrealized gains and losses were reported as other comprehensive income as a component of equity. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.9%	39.1%	38.6%	39.6%
Selling, general and administrative expenses	22.1%	28.6%	28.1%	30.1%
Income from operations	14.6%	9.3%	9.3%	8.2%
Income before provision for income taxes	15.7%	13.3%	10.3%	10.3%
Net income	12.7%	9.2%	8.4%	7.2%

Three and Nine months ended September 30, 2018, compared to Three and Nine months ended September 30, 2017

Sales. Consolidated sales for the three months ended September 30, 2018 increased to $12,104,000 from $12,049,000 for the three months ended September 30, 2017, representing an increase of $55,000, or 0.5%. This increase consisted of increased sales in the Disposable Protective Apparel of $77,000 and increased sales in the Infection Control segment of $75,000, partially offset by decreased sales in the Building Supply segment of $97,000.

Building Supply segment sales for the three months ended September 30, 2018 decreased by $97,000, or 1.4%, to $6,979,000, compared to $7,076,000 for the same period of 2017. This segment decrease was primarily due to a decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®) and, to a lesser extent, a decrease in sales of economy brand housewrap. The decrease was partially offset by an increase in sales of premium REX™ Wrap Fortis housewrap with JX ALTA 360° Drainage Technology™ and an increase in sales of other woven material. The sales mix of the Building Supply segment for the three months ended September 30, 2018 was 44% for synthetic roof underlayment, 42% for housewrap and 14% for other woven material. This compared to 48% for synthetic roof underlayment, 42% for housewrap and 10% for other woven material for the three months ended September 30, 2017.

We believe that our total housewrap sales, which decreased by only $41,000 for the three months ended September 30, 2018, would likely have increased for the eleventh quarter in a row on a comparative basis, had it not been for a drop in housing starts in September, which we believe resulting in large part from Hurricane Florence. Sales of our new REX™ Wrap Fortis housewrap continued to trend positively in the third quarter, and we expect growth of housewrap sales in the coming quarters.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2018 increased by $77,000, or 2.0%, to $3,922,000, compared to $3,845,000 for the same period of 2017. The increase was primarily due to increased sales to our national distributors. Although sales growth slowed during the third quarter of 2018, we expect sales growth for the full year of 2018 to be in line with or above the current year-to-date nine month growth percentage of 5.8% for this segment.

Infection Control segment sales for the three months ended September 30, 2018 increased by $75,000, or 6.6%, to $1,203,000, compared to $1,128,000 for the same period of 2017. Shield sales were up by 33.5%, or $127,000, to $506,000, primarily due to increased sales to our national distributors. Mask sales were down by 7.0%, or $52,000, to $697,000, primarily due to lower sales to a private label distributor.

Consolidated sales for the nine months ended September 30, 2018 increased to $35,655,000 from $34,082,000 for the nine months ended September 30, 2017, representing an increase of $1,573,000, or 4.6%. This increase consisted of increased sales in the Building Supply segment of $922,000, increased sales in the Disposable Protective Apparel of $628,000 and increased sales in the Infection Control segment of $23,000.

Building Supply segment sales for the nine months ended September 30, 2018 increased by $922,000, or 4.8%, to $20,220,000, compared to $19,298,000 for the same period of 2017. This segment increase was primarily due to an increase in sales of housewrap (including REX™ Wrap, REX™ Wrap Plus and our new REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™) and an increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and our new TECHNO SB®). The sales mix of the Building Supply segment for the nine months ended September 30, 2018 was 43% for synthetic roof underlayment, 45% for housewrap and 12% for other woven material. This compared to 51% for synthetic roof underlayment, 41% for housewrap and 8% for other woven material for the nine months ended September 30, 2017.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2018 increased by $628,000, or 5.8%, to $11,542,000, compared to $10,914,000 for the same period of 2017. The increase was primarily due to increased sales to our major international supply chain partner, as well as national and regional distributors. The Company is achieving sales growth as a result of bolstering its sales and marketing efforts, and we expect this trend to continue.

Infection Control segment sales for the nine months ended September 30, 2018 increased by $23,000, or 0.6%, to $3,893,000, compared to $3,870,000 for the same period of 2017. Shield sales were up by 14.9%, or $177,000, to $1,350,000, primarily due to higher sales to national distributors. Mask sales were down by 5.7%, or $154,000, to $2,543,000, primarily due to lower sales to a private label distributor.

Gross Profit. Gross profit decreased by $127,000, or 2.7%, to $4,585,000 for the three months ended September 30, 2018, from $4,712,000 for the same period of 2017. The gross profit margin was 37.9% for the three months ended September 30, 2018, compared to 39.1% for the same period of 2017.

Gross profit increased by $266,000, or 2.0%, to $13,759,000 for the nine months ended September 30, 2018, from $13,493,000 for the same period of 2017. The gross profit margin was 38.6% for the nine months ended September 30, 2018, compared to 39.6% for the same period of 2017.

For the three and nine months ended September 30, 2018, the gross profit margin was affected by increased rebates, increased freight cost and a change in product mix in the Building Supply segment. We expect gross profit margin to be lower for the full year of 2018 but still to be in the high thirty percent range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $774,000, or 22.4%, to $2,676,000 for the three months ended September 30, 2018 from $3,450,000 for the three months ended September 30, 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% for the three months ended September 30, 2018, from 28.6% for the same period of 2017.

The decrease in selling, general and administrative expenses was primarily the result of recovery efforts from our former litigation counsel in relation to the settlement of the litigation matter described in Part II, Item 1 –Legal Proceedings, decreased overall employee compensation and lower general office expenditures as compared to the same period last year.

Alpha Pro Tech, Ltd.

The change in expenses by segment was as follows: Building Supply was up $8,000, or 0.7%; Disposable Protective Apparel was up $42,000, or 4.9%; Infection Control was up $4,000, or 2.6%; and corporate unallocated expenses were down $828,000, or 65.3%. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

Selling, general and administrative expenses decreased by $245,000, or 2.4%, to $10,024,000 for the nine months ended September 30, 2018 from $10,269,000 for the nine months ended September 30, 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% for the nine months ended September 30, 2018, from 30.1% for the same period of 2017. The decrease in selling, general and administrative expenses was primarily due to an overall decrease in employee compensation expense.

The change in expenses by segment was as follows: Building Supply was up $242,000, or 6.8%; Disposable Protective Apparel was up $256,000, or 9.8%; Infection Control was down $11,000, or 2.7%; and corporate unallocated expenses were down $732,000, or 19.8%. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer, in 2018 is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. In 2017, pursuant to their employment agreements, the Company’s current Chief Executive Officer and former President were each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $100,000 was accrued for the three months ended September 30, 2018, as compared to $190,000 for the same period of 2017. A bonus amount of $193,000 was accrued for the nine months ended September 30, 2018, as compared to $392,000 for the same period of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased by $7,000, or 4.8%, to $140,000 for the three months ended September 30, 2018, from $147,000 for the three months ended September 30, 2017. Depreciation and amortization expense increased by $4,000, or 0.9%, to $430,000 for the nine months ended September 30, 2018, from $426,000 for the same period of 2017.

Income from Operations. Income from operations increased by $654,000, or 58.7%, to $1,769,000 for the three months ended September 30, 2018, compared to $1,115,000 for the three months ended September 30, 2017. The increased income from operations was primarily due to a decrease in selling, general and administrative expenses of $774,000, which resulted primarily from the recovery efforts form our former litigation counsel in relation to settlement of the litigation matter described in Part II, Item 1 – Legal Proceedings, and a decrease in overall employee compensation expense, and a decrease in depreciation and amortization expense of $7,000, partially offset by a decrease in gross profit of $127,000.

Income from operations increased by $507,000, or 18.1%, to $3,305,000 for the nine months ended September 30, 2018, compared to $2,798,000 for the nine months ended September 30, 2017. The increased income from operations was primarily due to an increase in gross profit of $266,000 and a decrease in selling, general and administrative expenses of $245,000, primarily due to a decrease in overall employee compensation expense, partially offset by an increase in depreciation and amortization expense of $4,000.

Other Income. Other income decreased by $362,000, or 73.7%, to $129,000 for the three months ended September 30, 2018 from $491,000 for the same period of 2017. The decrease of $362,000 was primarily due to the gain on the sale of property of $385,000 for the three months ended September 30, 2017.

Other income consisted of equity in income of unconsolidated affiliate of $103,000, a realized gain on sale of marketable securities of $3,000, an unrealized gain on marketable securities of $22,000 and interest income of $1,000 for the three months ended September 30, 2018. Other income consisted of equity in income of unconsolidated affiliate of $105,000, a gain on the sale of property of $385,000 and interest income of $1,000 for the three months ended September 30, 2017.

Alpha Pro Tech, Ltd.

Other income decreased by $372,000, or 51.2%, to $355,000 for the nine months ended September 30, 2018, from $727,000 for the same period of 2017. The decrease of $372,000 was primarily due to the gain on the sale of property of $385,000 during the third quarter of 2017, which was not repeated in 2018.

Other income consisted of equity in income of unconsolidated affiliate of $393,000, a realized gain on sale of marketable securities of $3,000, an unrealized loss on marketable securities of $43,000 and interest income of $2,000 for the nine months ended September 30, 2018. Other income consisted primarily of equity in income of unconsolidated affiliate of $339,000, a gain on the sale of property of $385,000 and interest income of $3,000 for the nine months ended September 30, 2017.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2018 was $1,898,000, compared to income before provision for income taxes of $1,606,000 for the three months ended September 30, 2017, representing an increase of $292,000, or 18.2%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $654,000, partially offset by a decrease in other income of $362,000.

Income before provision for income taxes for the nine months ended September 30, 2018 was $3,660,000, compared to income before provision for income taxes of $3,525,000 for the nine months ended September 30, 2017, representing an increase of $135,000, or 3.8%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $507,000, partially offset by a decrease in other income of $372,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2018 was $359,000, compared to $503,000 for the same period of 2017. The effective tax rate was 18.9% for the three months ended September 30, 2018, compared to 31.3% for the same period of 2017. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The provision for income taxes for the nine months ended September 30, 2018 was $653,000, compared to $1,068,000 for the same period of 2017. The effective tax rate was 17.8% for the nine months ended September 30, 2018, compared to 30.3% for the same period of 2017. As mentioned above, the Company does not record a tax provision on equity in income of unconsolidated affiliate.

The lower effective rate for the three and nine months ended September 30, 2018 compared to the same period of 2017 was due to U.S. tax reform (U.S. Tax Cuts and Jobs Act) that was enacted in December 2017, which lowered the federal tax rate for corporations from 35% to 21%.

Net Income. Net income for the three months ended September 30, 2018 was $1,539,000, compared to net income of $1,103,000 for the same period of 2017, representing an increase of $436,000, or 39.5%. The net income increase was due to an increase in income before provision for income taxes of $292,000 and a decrease in provision for income taxes of $144,000. Net income as a percentage of net sales for the three months ended September 30, 2018 was 12.7%, and net income as a percentage of net sales for the same period of 2017 was 9.2%. Basic and diluted earnings per common share for the three months ended September 30, 2018 and 2017 were $0.11 and $0.07, respectively.

Net income for the nine months ended September 30, 2018 was $3,007,000, compared to net income of $2,457,000 for the same period of 2017, representing an increase of $550,000, or 22.4%. The net income increase was due to an increase in income before provision for income taxes of $135,000 and a decrease in provision for income taxes of $415,000. Net income as a percentage of net sales for the nine months ended September 30, 2018 was 8.4%, and net income as a percentage of net sales for the same period of 2017 was 7.2%. Basic and diluted earnings per common share for the nine months ended September 30, 2018 and 2017 were $0.21 and $0.16, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had cash of $6,823,000 and working capital of $24,503,000, representing an increase in working capital of $326,000 from December 31, 2017. As of September 30, 2018, the Company’s current ratio (current assets/current liabilities) was 15:1, compared to a 10:1 current ratio as of December 31, 2017. Cash decreased by 22.1%, or $1,940,000, to $6,823,000 as of September 30, 2018, compared to $8,763,000 as of December 31, 2017. The decrease in cash was due to cash used in financing activities of $2,604,000 and cash used in investing activities of $409,000, partially offset by cash provided by operating activities of $1,073,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2018, the prime interest rate was 5.25%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2018. As of September 30, 2018, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash provided by operating activities of $1,073,000 for the nine months ended September 30, 2018 was due to net income of $3,007,000, impacted primarily by the following: stock-based compensation expense of $312,000, depreciation and amortization expense of $430,000, gain on sales of marketable securities of $3,000, an unrealized loss on marketable securities of $43,000, equity in income of unconsolidated affiliate of $393,000, an increase in accounts receivable of $1,300,000, an increase in prepaid expenses of $834,000, a decrease in inventory of $897,000, and a decrease in accounts payable and accrued liabilities of $1,086,000.

Accounts receivable increased by $1,300,000, or 26.2%, to $6,258,000 as of September 30, 2018, from $4,958,000 as of December 31, 2017. The increase in accounts receivable was primarily related to increased revenue in the third quarter of 2018 compared to the fourth quarter of 2017. The number of days that sales remained outstanding as of September 30, 2018, calculated by using an average of accounts receivable outstanding and annual revenue, was 45 days, compared to 41 days as of December 31, 2017.

Inventory decreased by $897,000, or 8.8%, to $9,352,000 as of September 30, 2018, from $10,249,000 as of December 31, 2017. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $418,000, or 12.1%, to $3,046,000, and a decrease in inventory for the Building Supply segment of $552,000, or 12.1%, to $4,016,000, partially offset by an increase in inventory for the Infection Control segment of $73,000, or 3.3%, to $2,290,000.

Prepaid expenses and other current assets increased by $834,000, or 31.3%, to $3,499,000 as of September 30, 2018, from $2,665,000 as of December 31, 2017. The increase was primarily due to an increase in deposits for the purchase of inventory and prepaid insurance.

Accounts payable and accrued liabilities as of September 30, 2018 decreased by $1,086,000, or 38.8%, to $1,718,000, from $2,801,000 as of December 31, 2017. The change was primarily due to a decrease in trade payables and a decrease in accrued liabilities due to timing differences.

Net cash used in investing activities was $409,000 for the nine months ended September 30, 2018, compared to net cash used in investing activities of $386,000 for the same period of 2017. Investing activities for the nine months ended September 30, 2018 consisted of the purchase of property and equipment of $424,000 and proceeds from the sale of marketable securities of $15,000. Investing activities for the nine months ended September 30, 2017 consisted of the purchase of property and equipment of $923,000 and proceeds of $537,000 from the sale of property.

Net cash used in financing activities was $2,604,000 for the nine months ended September 30, 2018, compared to net cash used in financing activities of $2,901,000 for the same period of 2017. Net cash used in financing activities for the nine months ended September 30, 2018 resulted from the payment of $2,828,000 for the repurchase of common stock, partially offset by proceeds of $224,000 from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2017 resulted from the payment of $2,901,000 for the repurchase of common stock, partially offset by the proceeds from the exercise of stock options of $125,000.

Alpha Pro Tech, Ltd.

As of September 30, 2018, we had $1,451,000 available for additional stock purchases under our stock repurchase program. For the nine months ended September 30, 2018, we repurchased 793,000 shares of common stock at a cost of $2,828,000. As of September 30, 2018, we had repurchased a total of 16,997,007 shares of common stock at a cost of $31,769,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

Alpha Pro Tech, Ltd.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for public entities for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. Management is currently evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results from operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2018, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company was involved in protracted litigation against a competitor in an action styled Alpha Pro Tech, Inc. v. VWR International, LLC, pending in the U.S. District Court for the Eastern District of Pennsylvania, CV 12-1615, wherein the Company originally sought damages for unfair trade practices and false advertising against the competitor, and the competitor counterclaimed asserting similar claims against the Company.  In August of 2017, the court ruled against the Company on its claims against the competitor. The competitor, as the prevailing party with respect to those claims, subsequently filed a motion seeking to recover from the Company an amount in excess of $2 million in attorneys’ fees and costs, which motion was granted by the court. In November of 2017, the Company, in consultation with new litigation counsel, filed a motion to reconsider the attorneys’ fee award. The court heard arguments on the motion to reconsider at a hearing in February of 2018. At the hearing, the court encouraged the parties to attempt to settle the matter in advance of a ruling on the motion to reconsider (which motion was ultimately denied), and the parties subsequently mediated the matter in April of 2018. As a result of the mediation and the parties’ further discussions, the parties reached an agreement in May of 2018 to settle the matter, and the matter has subsequently been dismissed. The Company has paid all amounts due under the settlement agreement. During the third quarter of 2018, the Company successfully pursued and recovered a significant portion of the settlement amount from former litigation counsel.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2018	70,100	$3.43	70,100	$2,420,000
August 1 - 31, 2018	122,900	3.51	122,900	1,985,000
September 1 - 30, 2018	147,000	3.60	147,000	1,451,000
	340,000	3.72	340,000

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2018.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: November 6, 2018	BY: /s/Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE: November 6, 2018	BY: /s/Colleen McDonald

Colleen McDonald
Chief Financial Officer