Form 10-K
period 2018-12-31
ALPHA PRO TECH LTD
filed 2019-03-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

{ X } Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018, was $40,803,134.

As of March 1, 2019, the registrant had outstanding 13,516,016 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on June 11, 2019 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

PART I:		3

Special Note Regarding Forward-Looking Statements		3

Special Note Regarding Smaller Reporting Company Status		3

Item 1.	Business	3
	General	3
	Business	3
	Products	4
	Markets	5
	Distribution	5
	Financial Information About Geographic Areas	5
	Manufacturing	6
	Competition	6
	Regulatory Requirements	6
	Patents and Trademarks	7
	Employees	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II:		11

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	41

PART III:		41

Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accountant Fees and Services	42

PART IV:		43

Item 15.	Exhibits and Financial Statement Schedules	43

Exhibit Index		44

Signatures		45

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2018. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

Item 1.      Business.

GENERAL

ALPHA PRO TECH, LTD. (“Alpha Pro Tech,” the “Company,” “we,” “our” or “us”) is the parent company of Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. The Company was incorporated in the State of Delaware on July 1, 1994 as a successor to a business that was organized in 1983. Our executive offices are located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada L3R 9R2, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2018. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2018 and 2017 and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018.

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

Disposable Protective Apparel

The Disposable Protective Apparel segment includes many different styles of disposable products, such as shoecovers, bouffant caps, gowns, coveralls, lab coats, frocks and other miscellaneous products. The vast majority of these products are manufactured through our joint venture in India, and to a much lesser extent, other subcontractors in Asia and Mexico, as described in more detail below under “Manufacturing.” Certain proprietary products are made using materials supplied by us.

Infection Control

The Infection Control segment includes face masks and eye shields. Our face masks come in a wide variety of filtration efficiencies and styles. Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection. The term "blow-by" is used to describe the potential for infectious material to enter or escape a facemask without going through the filter as a result of gaps or openings in the face mask. Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber. One of our masks that incorporates both the Positive Facial Lock® feature and the Magic Arch® feature is the N-95 Particulate Respirator face mask, which was recommended by the Centers for Disease Control and Prevention to combat the spread of the H1N1 Influenza A pandemic in 2009.

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

Standard payment terms are net 30 days from the date of shipment. All pricing and payment for our products are in U.S. dollars. Authorized returns must be unopened, in good condition and in the original carton and may be returned within 90 days of the original date of shipment. All authorized returns are subject to a restocking fee of 20% of the original invoice.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The following table summarizes the Company’s net sales by geographic region for the Company’s last two years. All amounts have been rounded to the nearest thousand.

	Years Ended December 31,
	2018	2017

Net sales by geographic region
United States	$45,595,000	$43,169,000
International	1,029,000	856,000

Consolidated net sales	$46,624,000	$44,025,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2018 and 2017, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017
Long-lived assets by geographic region
United States	$2,528,000	$2,593,000
International	716,000	565,000

Consolidated total long-lived assets	$3,244,000	$3,158,000

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc., which manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment, operates in a 165,400 square foot facility located at 301 South Blanchard Street, Valdosta, Georgia.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One facility is a 113,000 square foot building for use in the manufacturing of building products. There is a 73,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 93,000 square foot facility for use in the manufacturing of Building Supply segment products.

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

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe that our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. We are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters, and we currently have no anticipated capital expenditures for environmental projects that are expected to have a material effect on our financial condition, results of operations or liquidity.

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

The various United States patents issued have remaining durations of approximately 1 to 6 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

EMPLOYEES

As of March 1, 2019, we had 108 full-time employees, including 15 employees at our principal executive office in Markham, Ontario, Canada; 9 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 39 employees at our Building Supply segment facility in Valdosta, Georgia; 17 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

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

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. While we have not experienced any material losses related to cyber-attacks or information security breaches to date, any and any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $37,500 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The approximate monthly rent is $27,000 for 60,000 square feet. This lease expires on December 31, 2019.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $16,500 for 34,500 square feet. This lease expires on July 31, 2024.

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

As of March 1, 2019, the Company’s common stock was held by 138 shareholders of record and approximately 4,500 beneficial owners.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2018	72,600	$3.53	72,600	$1,193,000
November 1 - 30, 2018	48,400	3.51	48,400	1,021,000
December 1 - 31, 2018	85,900	3.71	85,900	2,699,000
	206,900	$3.60	206,900

(1)

Pursuant to the Company’s share repurchase program, on December 20, 2018, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program, the Company has authorized the repurchase of $35,520,000 of common stock, of which $2,699,000 was available to repurchase as of December 31, 2018.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2018. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest, the general terms for receivables is net 30 days.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote.

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

Revenue Recognition: Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue being recognized at the point in time the customer obtains control of the products, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and rebates based upon contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company had no material contract assets, and the Company concluded that its contract liabilities (rebates) had the right of offset against customer receivables.

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

Stock-Based Compensation: The Company accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation: ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2018	2017
Net sales	100.0%	100.0%
Gross profit	38.0%	39.6%
Selling, general and administrative expenses	28.6%	31.7%
Income from operations	8.3%	6.6%
Income before provision for income taxes	9.5%	8.3%
Net income	7.8%	6.0%

Fiscal Year 2018 Compared to Fiscal Year 2017

Sales. Consolidated sales for the year ended December 31, 2018 increased to $46,624,000, from $44,025,000 for the year ended December 31, 2017, representing an increase of $2,599,000, or 5.9%. This increase consisted of increased sales in the Building Supply segment of $1,394,000, and increased sales in the Disposable Protective Apparel segment of $1,362,000, partially offset by decreased sales in the Infection Control segment of $157,000.

Building Supply segment sales for the year ended December 31, 2018 increased by $1,394,000, or 5.7%, to $26,035,000, compared to $24,641,000 for 2017. This segment increase was primarily due to an increase in sales of housewrap (including REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™) and an increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment (including REX™, TECHNOply™ and TECHNO SB®). The sales mix of the Building Supply segment for the year ended December 31, 2018 was 44% for synthetic roof underlayment, 44% for housewrap and 12% for other woven material. This compared to 50% for synthetic roof underlayment, 41% for housewrap and 9% for other woven material for the year ended December 31, 2017.

Management is encouraged by housewrap sales, as we have achieved strong sales growth in each of the last three years. Our economy housewrap (REX™ Wrap and REX™ Wrap Plus) enjoyed a record year of sales in 2018. Our premium housewrap (REX™ Wrap Fortis), which was introduced in the latter part of 2017, contributed considerably to the growth of housewrap sales in 2018. We expect continued growth of housewrap sales in the coming year. Sales of synthetic roof underlayment in 2018 were affected primarily by lower shipments to two private label distributors. Although overall synthetic roof underlayment sales were down, sales of our TECHNO SB® product were up in 2018 compared to 2017. Based on the success of TECHNO SB®, (to be renamed TECHNO SB® 50), during the first quarter of 2019 we will be announcing the expansion of the line to include an economy and premium version, TECHNO SB® 25 and TECHNO SB® Ultra. These products are multi-layered, offering increased strength, durability, rigidity and walkability. These new products should provide us with significant growth opportunities going forward.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2018 increased by $1,362,000, or 9.6%, to $15,612,000, compared to $14,250,000 for 2017. The increase was primarily due to increased sales to our major international supply chain partner, our national distributors, and to a lesser extent, regional distributors.

Infection Control segment sales for the year ended December 31, 2018 decreased by $157,000, or 3.1%, to $4,977,000, compared to $5,134,000 for 2017. Mask sales were down by 8.3%, or $293,000, to $3,264,000, primarily due to lower sales to private label distributors. Shield sales were up by 8.6%, or $136,000, to $1,713,000, primarily due to higher sales to a national distributor.

Gross Profit. Gross profit increased by $259,000, or 1.5%, to $17,711,000 for the year ended December 31, 2018, from $17,452,000 for 2017. The gross profit margin was 38.0% for the year ended December 31, 2018, compared to 39.6% for 2017. Gross profit margin was affected by increased rebates, increased freight cost and a change in product mix in the Building Supply segment in 2018. Management expects gross profit margin in 2019 to be similar to 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $643,000, or 4.6%, to $13,312,000 for the year ended December 31, 2018, from $13,955,000 for 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 28.6% for the year ended December 31, 2018, from 31.7% for 2017. The decrease in selling, general and administrative expenses was primarily due to an accrual in 2017 of $619,000 related to the death benefit provided in the employment agreement of Alexander Millar, our former President and Chairman, who passed away in December 2017, which accrual was not repeated in 2018.

The change in expenses by segment was as follows: Building Supply was up $238,000, or 5.0%; Disposable Protective Apparel was up $373,000, or 10.9%; Infection Control was up $24,000, or 4.3%; and corporate unallocated expenses were down $1,278,000, or 24.7%, with approximately half of the decrease related to the death benefit accrual in 2017 as discussed above. The increases in the Building Supply and Disposable Protective Apparel segments were primarily as a result of our expanded sales team and enhancement of our marketing programs to support future growth.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. In 2017, pursuant to their employment agreements, the Company’s current President and Chief Executive Officer and former President were each entitled to a bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. An executive bonus of $233,000 was accrued for the year ended December 31, 2018, compared to $118,000 for the same period of 2017. The executives voluntarily accepted reduced bonuses for 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased by $46,000, or 8.1%, to $525,000 for the year ended December 31, 2018, from $571,000 for 2017.

Income from Operations. Income from operations increased by $948,000, or 32.4%, to $3,874,000 for the year ended December 31, 2018, compared to $2,926,000 for 2017. The increased income from operations was primarily due to an increase in gross profit of $259,000, a decrease in selling, general and administrative expenses of $643,000, and a decrease in depreciation and amortization expense of $46,000.

Other Income. Other income decreased by $204,000, or 27.4%, to $540,000 for the year ended December 31, 2018, from $744,000 for 2017. The decrease of $204,000 was primarily due to the gain on the sale of property of $385,000 during the third quarter of 2017, which was not repeated in 2018, partially offset by an increase of equity in income of unconsolidated affiliate of $232,000.

Other income consisted of equity in income of unconsolidated affiliate of $587,000, a loss on marketable securities of $50,000 and interest income of $3,000 for the year ended December 31, 2018. Other income consisted primarily of equity in income of unconsolidated affiliate of $355,000, gain on sale of property of $385,000 and interest income of $4,000 for the year ended December 31, 2017. Equity in income of unconsolidated affiliate was higher in 2018 due to higher gross margin.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2018 was $4,414,000, compared to income before provision for income taxes of $3,670,000 for 2017, representing an increase of $744,000, or 20.3%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $948,000, partially offset by a decrease in other income of $204,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2018 was $789,000, compared to $1,037,000 for 2017. The estimated effective tax rate was 17.9% for the year ended December 31, 2018, compared to 28.3% for 2017. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The lower effective rate for 2018 compared to 2017 was primarily due to U.S. tax reform (U.S. Tax Cuts and Jobs Act) that was enacted in December 2017, which lowered the federal tax rate for corporations from 34% to 21%.

Net Income. Net income for the year ended December 31, 2018 was $3,625,000, compared to net income of $2,633,000 for 2017, representing an increase of $992,000, or 37.7%. The net income increase was due to an increase in income before provision for income taxes of $744,000 and a decrease in provision for income taxes of $248,000. Net income as a percentage of net sales for the year ended December 31, 2018 was 7.8%, and net income as a percentage of net sales for 2017 was 6.0%. Basic and diluted earnings per common share for the years ended December 31, 2018 and 2017 were $0.26 and $0.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had cash of $7,007,000 and working capital of $24,540,000, representing an increase in working capital of 1.5%, or $363,000, from December 31, 2017. As of December 31, 2018, our current ratio (current assets/current liabilities) was 14:1, compared to a 10:1 current ratio as of December 31, 2017. Cash decreased by 20.0%, or $1,756,000, to $7,007,000 as of December 31, 2018, compared to $8,763,000 as of December 31, 2017. The decrease in cash was due to cash used in financing activities of $3,186,000 and cash used in investing activities of $570,000, offset by cash provided by operating activities of $2,000,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2018, the prime interest rate was 5.50%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2018. As of December 31, 2018, we did not have any borrowings under this credit facility and do not anticipate using it in the near future. The credit facility contains customary representations and warranties, affirmative covenants and events of default. We were in compliance with the covenants as of December 31, 2018.

Net cash provided by operating activities of $2,000,000 for the year ended December 31, 2018 was due to net income of $3,625,000, impacted primarily by the following: share-based compensation expense of $432,000, depreciation and amortization expense of $525,000, gain on sales of marketable securities of $7,000, an unrealized loss on marketable securities of $57,000, equity in income of unconsolidated affiliate of $587,000, an increase in accounts receivable of $360,000, an increase in prepaid expenses of $1,334,000, a decrease in inventory of $371,000, a decrease in accounts payable and accrued liabilities of $881,000 and a change in in deferred income taxes of $159,000.

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

Accounts receivable increased by $360,000, or 7.3%, to $5,318,000 as of December 31, 2018, from $4,958,000 as of December 31, 2017. The increase in accounts receivable was primarily related to higher sales in the fourth quarter of 2018 compared to 2017. The number of days that sales remained outstanding as of December 31, 2018, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 41 days as of December 31, 2017.

Inventory decreased by $371,000, or 3.6%, to $9,878,000 as of December 31, 2018, from $10,249,000 as of December 31, 2017. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $10,000, or 0.3%, to $3,454,000, a decrease in inventory for the Building Supply segment of $267,000, or 5.8%, to $4,302,000, and a decrease in inventory for the Infection Control segment of $94,000, or 4.2%, to $2,122,000.

Prepaid expenses and other current assets increased by $1,334,000, or 50.0%, to $3,999,000 as of December 31, 2018, from $2,665,000 as of December 31, 2017. The increase was primarily due to deposits for the purchase of inventory.

Accounts payable and accrued liabilities as of December 31, 2018 decreased by $881,000, or 31.4%, to $1,920,000 from $2,801,000 as of December 31, 2017. The change was primarily due to a decrease in trade payables and a decrease in accrued liabilities.

Net cash used in investing activities was $570,000 for the year ended December 31, 2018, compared to net cash used in investing activities of $685,000 for 2017. Investing activities for the year ended December 31, 2018 consisted of the purchase of property and equipment of $606,000 and proceeds from the sale of marketable securities of $36,000. Investing activities for the year ended December 31, 2017 consisted of the purchase of property and equipment of $1,222,000 and proceeds from the sale of property of $537,000.

Net cash used in financing activities was $3,186,000 for the year ended December 31, 2018, compared to net cash used in financing activities of $4,016,000 for 2017. Net cash used in financing activities for the year ended December 31, 2018 resulted from the payment of $3,580,000 for the repurchase of common stock, partially offset by proceeds of $394,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2017 resulted from the payment of $4,226,000 for the repurchase of common stock, partially offset by proceeds of $210,000 from the exercise of stock options.

As of December 31, 2018, we had $2,699,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2018, we repurchased 999,900 shares of common stock at a cost of $3,580,000. As of December 31, 2018, we had repurchased a total of 17,203,907 shares of common stock at a cost of $32,821,000 through our repurchase program. We retire all stock upon its repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2018, the Company had no related party transactions. During 2017, the Company used a law firm whose majority member was also a member of the Company’s Board of Directors for a portion of the year. The amounts charged by the law firm were billed at the law firm’s normal billing rates.

See “Note 7-Equity Investments in Unconsolidated Affiliate” regarding our relationship with our non-consolidated affiliated Harmony Plastics Private Limited.

New Accounting Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using a full retrospective approach, had no significant impact on our results of operations, cash flows or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer, and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. As a result of adopting this guidance effective January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the $458,000 accumulated other comprehensive loss balance to retained earnings, which balance was the result of unrealized losses on marketable securities. Effective January 1, 2018, unrealized gains and losses on marketable securities are recorded in the consolidated statement of income.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019 and plan to elect the transition option provided under ASU 2018-11. We expect this standard will have a material effect on our consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, we estimate that both assets and liabilities on our consolidated balance sheets will increase by approximately $3,500,000. Changes in our lease population or changes in incremental borrowing rates may alter this estimate. We will expand our consolidated financial statement disclosures upon adoption of this standard.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoptions permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2018, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

March 6, 2019

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash	$7,007,000	$8,763,000
Investments	258,000	343,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 and $83,000 as of December 31, 2018 and 2017, respectively	4,935,000	4,597,000
Accounts receivable, related party	383,000	361,000
Inventories	9,878,000	10,249,000
Prepaid expenses	3,999,000	2,665,000
Total current assets	26,460,000	26,978,000

Property and equipment, net	3,244,000	3,158,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	16,000	21,000
Deferred income tax assets	-	19,000
Equity investments in unconsolidated affiliate	4,480,000	3,893,000
Total assets	$34,255,000	$34,124,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$578,000	$1,236,000
Accrued liabilities	1,342,000	1,565,000
Total current liabilities	1,920,000	2,801,000

Deferred income tax liabilities	141,000	-
Total liabilities	2,061,000	2,801,000

Commitments

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,502,684 and 14,290,749 shares outstanding as of December 31, 2018 and 2017, respectively	135,000	143,000
Additional paid-in capital	2,669,000	5,415,000
Accumulated other comprehensive loss	-	(458,000)
Retained earnings	29,390,000	26,223,000
Total shareholders' equity	32,194,000	31,323,000
Total liabilities and shareholders' equity	$34,255,000	$34,124,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2018	2017

Net sales	$46,624,000	$44,025,000

Cost of goods sold, excluding depreciation and amortization	28,913,000	26,573,000
Gross profit	17,711,000	17,452,000

Operating expenses:
Selling, general and administrative	13,312,000	13,955,000
Depreciation and amortization	525,000	571,000
Total operating expenses	13,837,000	14,526,000

Income from operations	3,874,000	2,926,000

Other income (expense):
Equity in income of unconsolidated affiliate	587,000	355,000
Gain on sale of property	-	385,000
Losses from marketable securities	(50,000)	-
Interest income, net	3,000	4,000
Total other income, net	540,000	744,000

Income before provision for income taxes	4,414,000	3,670,000
Provision for income taxes	789,000	1,037,000

Net income	$3,625,000	$2,633,000

Basic earnings per common share	$0.26	$0.18

Diluted earnings per common share	$0.26	$0.18

Basic weighted average common shares outstanding	13,909,688	14,825,600

Diluted weighted average common shares outstanding	13,962,819	14,993,009

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017

Net income	$3,625,000	$2,633,000
Other comprehensive loss:
Change in unrealized loss on marketable securities, net of tax	-	(254,000)
Comprehensive income	$3,625,000	$2,379,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2016	15,411,556	$154,000	$9,990,000	$(204,000)	$22,724,000	$32,664,000
Common stock repurchased and retired	(1,232,476)	(12,000)	(4,214,000)	-	-	(4,226,000)
Share-based compensation expense	-	-	296,000	-	-	296,000
Options exercised	111,669	1,000	209,000	-	-	210,000
Net income	-	-	-	-	2,633,000	2,633,000
Other comprehensive loss	-	-	-	(254,000)	-	(254,000)
Cumulative-effect adjustment of change in accounting for stock-based compensation	-	-	(866,000)	-	866,000	-
Balance as of December 31, 2017	14,290,749	143,000	5,415,000	(458,000)	26,223,000	31,323,000
Common stock repurchased and retired	(999,900)	(10,000)	(3,570,000)	-	-	(3,580,000)
Share-based compensation expense	-	-	432,000	-	-	432,000
Options exercised	211,835	2,000	392,000	-	-	394,000
Net income	-	-	-	-	3,625,000	3,625,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$-	$29,390,000	$32,194,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$3,625,000	$2,633,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	432,000	296,000
Depreciation and amortization	525,000	571,000
Losses from marketable securities	50,000	-
Equity in income of unconsolidated affiliate	(587,000)	(355,000)
Gain on sale of property	-	(385,000)
Deferred income taxes	159,000	(378,000)
Changes in assets and liabilities:
Accounts receivable, net	(338,000)	51,000
Accounts receivable, related party	(22,000)	(187,000)
Inventories	371,000	745,000
Prepaid expenses	(1,334,000)	681,000
Accounts payable and accrued liabilities	(881,000)	336,000

Net cash provided by operating activities	2,000,000	4,008,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(606,000)	(1,222,000)
Proceeds from sales of marketable securities	36,000	-
Proceeds from sale of property	-	537,000

Net cash used in investing activities	(570,000)	(685,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	394,000	210,000
Repurchase of common stock	(3,580,000)	(4,226,000)

Net cash used in financing activities	(3,186,000)	(4,016,000)

Decrease in cash	(1,756,000)	(693,000)

Cash, beginning of the year	8,763,000	9,456,000

Cash, end of the year	$7,007,000	$8,763,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$908,000	$1,078,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

Events that occurred after December 31, 2018 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2018. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in marketable equity securities. These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments in securities that are classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair values using quoted prices in active markets for identical securities, with realized and unrealized gains and losses reported in net income. Prior to January 1, 2018, unrealized gains and losses net of tax, were reported as a component of accumulated other comprehensive income (loss), and declines in value deemed to be other-than-temporary on available-for-sale investments, were recognized in net income. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying balance sheets.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Costs to develop internal use software are charged to expense as incurred until the preliminary project stage has been completed and application development begins. The Company discontinues capitalization upon entering the post-implementation stage and expenses ongoing maintenance and support costs. Property and equipment are depreciated or amortized using the straight-line method over the shorter of the respective useful lives of the assets or the related lease terms as follows:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2018 and 2017.

Revenue Recognition

As of January 1, 2018 the Company adopted the new accounting standard, ASU 2014-09. This standard was retrospectively adopted for the 2017 year, and there was no cumulative effect upon adoption. Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and rebates based upon contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company had no material contract assets, and the Company concluded that its contract liabilities (mostly rebates) had the right of offset against customer receivables.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2018 and 2017, there were 349,750 and 85,000 stock options granted, respectively, under the Company’s option plan. The Company recognized $432,000 and $296,000 in share-based compensation expense for the years ended December 31, 2018 and 2017, respectively, related to outstanding options.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017

Net income (numerator)	$3,625,000	$2,633,000

Shares (denominator):
Basic weighted average common shares outstanding	13,909,688	14,825,600
Add: Dilutive effect of common stock options	53,131	167,409

Diluted weighted average common shares outstanding	13,962,819	14,993,009

Earnings per common share:
Basic	$0.26	$0.18
Diluted	$0.26	$0.18

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2018 and 2017.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2018 and 2017.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $32,000 and $46,000 for the years ended December 31, 2018 and 2017, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company’s financial assets as of December 31, 2018 and 2017 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities 2018	$258,000	$258,000	$-	$-
Marketable securities 2017	343,000	343,000	-	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices.

New Accounting Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on our results of operations, cash flows or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer, and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The guidance also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity and recognize the changes in fair value within net income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. As a result of adopting this guidance effective January 1, 2018, the Company recorded a cumulative-effect adjustment to reclassify the $458,000 accumulated other comprehensive loss balance to retained earnings, which balance was the result of unrealized losses on marketable securities. Effective January 1, 2018, unrealized gains and losses on marketable securities are recorded in the consolidated statement of income.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and we will adopt this ASU beginning on January 1, 2019 and plan to elect the transition option provided under ASU 2018-11. We expect this standard will have a material effect on our consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, we estimate that both assets and liabilities on our consolidated balance sheets will increase by approximately $3,500,000. Changes in our lease population or changes in incremental borrowing rates may alter this estimate. We will expand our consolidated financial statement disclosures upon adoption of this standard.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoptions permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

3.        Investments

As of December 31, 2018 and 2017, investments totaled $258,000 and $343,000, respectively, which consisted of marketable securities. Certain marketable securities were sold during the year ended December 31, 2018. No marketable securities were sold during the year ended December 31, 2017. The total loss on marketable securities during the year ended December 31, 2018 was $50,000. The loss was due to an unrealized loss of $57,000 partially offset by a realized gain of $7,000. The change in unrealized loss of $254,000 in the statements of comprehensive income is presented net of tax for the year ended December 31, 2017. The tax benefit on the unrealized loss was $10,000 in 2017.

4.        Inventories

Inventories consisted of the following:

	December 31,
	2018	2017

Raw materials	$4,732,000	$4,567,000
Work in process	825,000	1,058,000
Finished goods	4,321,000	4,624,000
	$9,878,000	$10,249,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017

Buildings	$493,000	$493,000
Machinery and equipment	11,231,000	11,036,000
Office furniture and equipment	1,260,000	1,151,000
Leasehold improvements	508,000	507,000
Software	373,000	177,000

	13,865,000	13,364,000
Less accumulated depreciation and amortization	(10,621,000)	(10,206,000)

	$3,244,000	$3,158,000

Depreciation and amortization expense for property and equipment was $520,000 and $558,000 for the years ended December 31, 2018 and 2017, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2018				December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	3.0	$474,000	$(458,000)	$16,000	4.0	$474,000	$(453,000)	$21,000

Amortization expense for intangible assets was $5,000 and $13,000 for the years ended December 31, 2018 and 2017, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,
2019	$4,000
2020	3,000
2021	2,000
2022	2,000
2023	2,000
Thereafter	3,000
$16,000

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

The Company records its investment in Harmony as “equity investments in unconsolidated affiliate” in the accompanying balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying statements of income. The Company reviews annually its investment in Harmony for impairment. Management has determined that no impairment existed as of December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, the Company purchased $16,517,000 and $14,618,000 of inventories, respectively, from Harmony. For the years ended December 31, 2018 and 2017, the Company recorded equity in income of unconsolidated affiliate of $587,000 and $355,000, respectively.

As of December 31, 2018, the Company’s investment in Harmony was $4,480,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,049,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.        Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2018	2017

Payroll expenses and tax payable	$269,000	$232,000
Commission and bonuses payable and general accrued liabilities	1,073,000	1,333,000
	$1,342,000	$1,565,000

Contract liabilities were $1,327,000 and $1,118,000 as of December 31, 2018 and 2017, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.        Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2021. Pursuant to the terms of the credit facility, the Company has a borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The credit facility bears interest at prime plus 0.5% (prime rate was 5.50% and 4.50% as of December 31, 2018 and 2017, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.5% unused loan fee on a quarterly basis.

As of December 31, 2018, the Company had no outstanding borrowings on its line of credit and no other debt.

10.      Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2018, the Company repurchased and retired 999,900 shares of its common stock for $3,580,000. During the year ended December 31, 2017, the Company repurchased and retired 1,232,476 shares of its common stock for $4,226,000. As of December 31, 2018, the Company had $2,699,000 available to repurchase common shares under the repurchase program.

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

Under the 2004 Plan, approximately 4,639,750 options had been granted as of December 31, 2018. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options is determined based on the fair market value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2018 and 2017:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2016	1,065,000	2.06
Granted to non-employee directors	85,000	3.83
Exercised	(111,669)	1.88
Canceled/expired/forfeited	(153,333)	1.58
Options outstanding, December 31, 2017	884,998	2.26
Granted to employees and directors	349,750	3.27
Exercised	(211,835)	1.86
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2018	1,022,913	2.69
Options exercisable, December 31, 2018	406,835	2.30

Stock options to purchase 1,022,913 and 884,998 shares of common stock were outstanding as of December 31, 2018 and 2017, respectively. All except 145,000 and 130,000 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the years ended December 31, 2018 and 2017.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options
	For the Years Ended December 31,
	2018	2017
Exercise price	$3.27	$3.83
Risk-free interest rate	2.73%	2.13%
Expected volatility	57.75%	58.38%
Expected life in years	4.25	4.25
Dividend rate	-	-
Black-Scholes fair value	$1.57	$1.81

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

The following table summarizes information about stock options as of December 31, 2018:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$1.58	-	$3.90	1,022,913	$2.69	3.21	$1,047,000	406,835	$2.30	2.57	$573,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $356,000 and $177,000, respectively.

As of December 31, 2018, $648,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 1.81 years. Cash received from 211,835 options exercised for the year ended December 31, 2018 was $394,000.

Dividends

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

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2018	2017

Current	$630,000	$1,415,000
Deferred	159,000	(378,000)

	$789,000	$1,037,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2018	2017
Temporary differences:
Property and equipment	$(448,000)	$(379,000)
Intangible assets	(6,000)	(4,000)
Marketable securities	122,000	122,000
Inventory reserve	45,000	60,000
Accrued expenses and inventory	336,000	355,000
Basis difference in investments	(80,000)	(80,000)
Foreign exchange	(14,000)	(8,000)
AMT/Foreign tax credits	25,000	-
Other	(65,000)	(26,000)
State income taxes	(56,000)	(21,000)

Net deferred income tax assets (liabilities)	$(141,000)	$19,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2018	2017
Income taxes based on U.S. statutory rate of 21% and 34%, respectively	$928,000	$1,247,000
Non-deductible meals and entertainment	5,000	6,000
Deemed foreign repatriation	-	468,000
Domestic manufacturer's deduction	-	(97,000)
FDII deduction	(56,000)	-
Foreign taxes	(123,000)	(500,000)
State taxes	89,000	82,000
Effect of Federal tax rate reduction from 34% to 21%	-	(53,000)
Other	(54,000)	(116,000)

	$789,000	$1,037,000

12.	Commitments and Contingencies

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.

The following summarizes future minimum lease payments required under non-cancelable operating lease agreements:

Future Minimum
Years Ending December 31,	Lease Payments

2019	$1,007,000
2020	690,000
2021	669,000
2022	670,000
2023	676,000
Thereafter	134,000
$3,846,000

Total rent expense under operating leases for the years ended December 31, 2018 and 2017 was $1,075,000 and $1,047,000, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

13.	Employee Benefit Plans

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $40,000 and $36,000 for the years ended December 31, 2018 and 2017, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company’s former President and Chairman, Al Millar, who passed away in December 2017, was entitled to a similar 5% of pre-tax profits bonus for 2017, in accordance with his employment agreement. For 2017, Mr. Hoffman and Mr. Millar’s beneficiary voluntarily determined to accept reduced bonuses for 2017. The Company accrued $233,000 for the year ended December 31, 2018, compared to $118,000 for 2017, in connection with these bonuses.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2018	2017

Building Supply	$26,035,000	$24,641,000
Disposable Protective Apparel	15,612,000	14,250,000
Infection Control	4,977,000	5,134,000

Consolidated net sales	$46,624,000	$44,025,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2018	2017

Building Supply	$3,836,000	$4,143,000
Disposable Protective Apparel	2,862,000	2,516,000
Infection Control	1,722,000	1,844,000
Total segment income	8,420,000	8,503,000

Unallocated corporate overhead expenses	4,006,000	4,833,000
Provision for income taxes	789,000	1,037,000
Consolidated net income	$3,625,000	$2,633,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2018	2017

Net sales by geographic region
United States	$45,595,000	$43,169,000
International	1,029,000	856,000

Consolidated net sales	$46,624,000	$44,025,000

	As of December 31,
	2018	2017
Long-lived assets by geographic region
United States	$2,528,000	$2,593,000
International	716,000	565,000

Consolidated total long-lived assets	$3,244,000	$3,158,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2018 and 2017, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2018	2017

Disposable Protective Apparel	$386,000	$336,000
Building Supply	1,908,000	2,098,000
Infection Control	14,000	13,000
Total segment assets	2,308,000	2,447,000

Unallocated corporate assets	1,007,000	787,000
Total consolidated assets	$3,315,000	$3,234,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

15.      Concentration of Risk

The Company maintains its cash in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities are in one publicly traded entity. The Company recognized a gain on investment in common stock warrants in a prior period and during 2018 recognized a realized gain of $7,000 and an unrealized loss of $57,000 in the consolidated income statement. During 2017, the Company recognized an unrealized loss in comprehensive income (loss) for changes in the fair value of the investment. The Company is exposed to the fluctuation in the stock price of this investment.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2018 and 2017, and 10% or more of net sales for the years ended December 31, 2018 and 2017, were as follows:

Accounts receivable:	2018	2017
Customer A	24%	26%
Customer B	14%	*

Net sales:
Customer A	20%	19%
Customer B	12%	10%

* Customer’s balance was below the 10% threshold for accounts receivable as of December 31, 2017.

16.	Employment Agreements

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

During the fourth quarter of 2017, the Company’s former President and Chairman passed away, which resulted in a death benefit expense of $619,000, in accordance with his employment agreement. The expense for the years ended December 31, 2018 and 2017 was $0 and $619,000, respectively. The related accrued liability as of December 31, 2018 and 2017 was $430,000 and $619,000, respectively.

17.	Related Party Transactions

During 2018, the Company had no related party transactions. During 2017, the Company used a law firm whose majority member was also a member of the Company’s Board of Directors until March 31, 2017. For the year ended December 31, 2018 and 2017, payments for legal services to this related party were $0, and legal expenses incurred in connection with this related party for the years ended December 31, 2018 and 2017 were $0 and $65,000, respectively. As of each of December 31, 2018 and 2017, the Company’s outstanding balance to this related party was $0. See “Note 7-Equity Investments in Unconsolidated Affiliate” regarding our relationship with our non-consolidated affiliated Harmony Plastics Private Limited.

18.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2018 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2018 , there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2019.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of the information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2018 relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by shareholders	1,022,913 (1)	$2.69	1,522,250 (2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2019.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:
Management’s Report on Internal Control over Financial Reporting;
Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets – December 31, 2018 and 2017;
Consolidated Statements of Income – Years Ended December 31, 2018 and 2017;
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018 and 2017;
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2018 and 2017;
Consolidated Statements of Cash Flows – Years Ended December 31, 2018 and 2017;
Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b) Exhibits.

The following exhibits are filed with this report or incorporated by reference:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2019.

ALPHA PRO TECH, LTD.

DATE:	March 6, 2019	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 6, 2019	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2019.

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