Form 10-Q
period 2019-03-31
ALPHA PRO TECH LTD
filed 2019-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to           .

 Commission File No. 01-15725

Alpha Pro Tech, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Delaware, U.S.A.	63-1009183
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Centurian Drive, Suite 112
Markham, Ontario, Canada	L3R 9R2
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (905) 479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	APT	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2019
Common Stock, $0.01 par value	13,281,016 shares

Alpha Pro Tech, Ltd.

Index

page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)	1

Condensed Consolidated Statements of Income (Unaudited)	2

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)	3

Condensed Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 6. Exhibits	22

SIGNATURES	23

EXHIBITS

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018 (1)
Assets
Current assets:
Cash	$4,488,000	$7,007,000
Investments	417,000	258,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 and $64,000 as of March 31, 2019 and December 31, 2018	7,202,000	4,935,000
Accounts receivable, related party	837,000	383,000
Inventories	10,407,000	9,878,000
Right-of-use assets	668,000	-
Prepaid expenses	2,697,000	3,999,000
Total current assets	26,716,000	26,460,000

Property and equipment, net	3,271,000	3,244,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	15,000	16,000
Right-of-use assets, net of current portion	2,583,000	-
Equity investment in unconsolidated affiliate	4,757,000	4,480,000
Total assets	$37,397,000	$34,255,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$743,000	$578,000
Accrued liabilities	632,000	1,342,000
Lease liabilities	663,000	-
Total current liabilities	2,038,000	1,920,000

Lease liabilities, net of current portion	2,632,000	-
Deferred income tax liabilities, net	141,000	141,000
Total liabilities	4,811,000	2,061,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,281,018 and 13,502,684 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	133,000	135,000
Additional paid-in capital	1,845,000	2,669,000
Retained earnings	30,608,000	29,390,000
Total shareholders' equity	32,586,000	32,194,000
Total liabilities and shareholders' equity	$37,397,000	$34,255,000

(1)	The condensed consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Net sales	$12,304,000	$11,442,000

Cost of goods sold, excluding depreciation and amortization	7,500,000	6,987,000

Gross profit	4,804,000	4,455,000

Operating expenses:
Selling, general and administrative	3,675,000	3,881,000

Depreciation and amortization	127,000	146,000
Total operating expenses	3,802,000	4,027,000

Income from operations	1,002,000	428,000

Other income:
Equity in income of unconsolidated affiliate	277,000	139,000
Gain on marketable securities	170,000	32,000
Interest income, net	12,000	1,000

Total other income	459,000	172,000

Income before provision for income taxes	1,461,000	600,000

Provision for income taxes	243,000	92,000

Net income	$1,218,000	$508,000

Basic earnings per common share	$0.09	$0.04

Diluted earnings per common share	$0.09	$0.04

Basic weighted average common shares outstanding	13,391,992	14,217,919

Diluted weighted average common shares outstanding	13,469,497	14,383,005

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Common stock repurchased and retired	(255,000)	(2,000)	(1,006,000)	-	(1,008,000)
Stock-based compensation expense	-	-	122,000	-	122,000
Options exercised	33,334	-	60,000	-	60,000
Net income	-	-	-	1,218,000	1,218,000

Balance as of March 31, 2019	13,281,018	$133,000	$1,845,000	$30,608,000	$32,586,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$1,218,000	$508,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	122,000	78,000
Depreciation and amortization	127,000	146,000
Gain on marketable securities	(170,000)	(32,000)
Equity in income of unconsolidated affiliate	(277,000)	(139,000)
Operating lease expense, net of accretion	164,000	-
Changes in assets and liabilities:
Accounts receivable, net	(2,267,000)	(1,866,000)
Accounts receivable, related party	(454,000)	(20,000)
Inventories	(529,000)	(386,000)
Prepaid expenses	1,302,000	(790,000)
Accounts payable and accrued liabilities	(505,000)	5,000
Lease liabilities	(160,000)	-

Net cash used in operating activities	(1,429,000)	(2,496,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(152,000)	(102,000)
Proceeds from sales of marketable securities	10,000	-

Net cash used in investing activities	(142,000)	(102,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	60,000	77,000
Repurchase of common stock	(1,008,000)	(576,000)

Net cash used in financing activities	(948,000)	(499,000)

Decrease in cash	(2,519,000)	(3,097,000)

Cash, beginning of the period	7,007,000	8,763,000

Cash, end of the period	$4,488,000	$5,666,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech” or the “Company”) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of building supply products for the new home and re-roofing markets and a line of disposable protective apparel for the cleanroom, industrial pharmaceutical medical and dental markets.

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment, as well as other woven material.

The Disposable Protective Apparel segment consists of a complete line of disposable protective clothing (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. Previously, face masks and face shields were included in a separate business segment called Infection Control. All our disposable protective apparel, including masks and shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. For these reasons, the Infection Control segment was combined with the Disposable Protective Apparel segment during the quarter ended March 31, 2019. The disclosures herein reflect this current segmentation.

The Company’s products are sold under the "Alpha Pro Tech" brand name and under private label, and are predominantly sold in the United States of America (“US”).

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings on Form 8-K as well as the consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K (the “2018 Form 10-K”), which was filed on March 6, 2019. The results of operations for the three months ended March 31, 2019 reported in this Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was prepared using information from the audited consolidated balance sheet contained in the 2018 Form 10-K and does not include all disclosures required by US GAAP for annual consolidated financial statements.

As of January 1, 2018, the Company adopted the new accounting standard, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This standard was retrospectively adopted for the 2017 year, and there was no cumulative effect adjustment upon adoption. Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and rebates based upon contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company had no material contract assets, and the Company concluded that its contract liabilities (mostly rebates) had the right of offset against customer receivables. See Notes 10 and 11 for revenue disaggregated by type and by geographic region.

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

For the three months ended March 31, 2019 and 2018, 310,000 and 289,750 respectively, of stock options were granted under the Company’s option plan. The Company recognized $122,000 and $78,000 in stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur.

The following table summarizes stock option activity for the three months ended March 31, 2019:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2018	1,022,913	$2.69
Granted to employees and non-employee directors	310,000	3.62
Exercised	(33,334)	1.80
Canceled/expired/forfeited	-	0.00
Options outstanding, March 31, 2019	1,299,579	2.93
Options exercisable, March 31, 2019	461,751	2.50

As of March 31, 2019, $863,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.30.

4.	Investments

As of March 31, 2019 and December 31, 2018, investments totaled $417,000 and $258,000, respectively, which consisted of equity securities. Certain marketable securities were sold during the three months ended March 31, 2019 and none were sold during the three months ended March 31, 2018. The total gain on marketable securities during the three months ended March 31, 2019 and March 31, 2018 was $170,000 and $32,000 respectively. The gain for the three months ended March 31, 2019 was due to an unrealized gain of $167,000 and a realized gain of $3,000. The gain for the three months ended March 31, 2018 was due to an unrealized gain of $32,000.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, the Company adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheets increased by approximately $3,455,000. The Company elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. The Company also elected a practical expedient to not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the Right-of-Use (‘ROU”) assets. See Note 13. Leases for more information.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31,	December 31,
	2019	2018

Raw materials	$4,784,000	$4,732,000
Work in process	1,144,000	825,000
Finished goods	4,479,000	4,321,000
	$10,407,000	$9,878,000

7.	Equity Investment in Unconsolidated Affiliate

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech, Ltd.) entered into a joint venture with a manufacturer in India, Maple Industries, for the production of building products. Under the terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% owned by Alpha ProTech Engineered Products, Inc. and 58.34% owned by Maple Industries and Associates.

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 113,000 square foot building for manufacturing building products; (2) a 73,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 93,000 square foot rental for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019 and 2018, Alpha Pro Tech purchased $5,274,000 and $3,974,000 of inventories, respectively, from Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $277,000 and $139,000, respectively, related to Harmony.

As of March 31, 2019, the Company’s investment in Harmony was $4,757,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,326,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018

Payroll expenses and taxes payable	$127,000	$269,000
Commissions and bonuses payable and general accrued liabilities	505,000	1,073,000
	$632,000	$1,342,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31,
	2019	2018
Net income (numerator)	$1,218,000	$508,000

Shares (denominator):
Basic weighted average common shares outstanding	13,391,992	14,217,919
Add: dilutive effect of common stock options	77,505	165,086

Diluted weighted average common shares outstanding	13,469,497	14,383,005

Earnings per common share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

10.	Activity of Business Segments

The Company operates through two business segments:

(1) Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment, as well as other woven material. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, including shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns, hoods, as well as face masks and face shields for the pharmaceutical, cleanroom, industrial, medical and dental markets. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

Previously, face masks and face shields were included in a separate business segment called Infection Control. All our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use, and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, we determined it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Building Supply	$6,498,000	$6,669,000
Disposable Protective Apparel	5,806,000	4,773,000
Consolidated net sales	$12,304,000	$11,442,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Building Supply	$908,000	$994,000
Disposable Protective Apparel	1,423,000	1,023,000
Total segment income	2,331,000	2,017,000

Unallocated corporate overhead expenses	870,000	1,417,000
Provision for income taxes	243,000	92,000
Consolidated net income	$1,218,000	$508,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and net definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Building Supply	$1,929,000	$1,908,000
Disposable Protective Apparel	390,000	400,000
Total segment assets	2,319,000	2,308,000

Unallocated corporate assets	1,022,000	1,007,000
Total consolidated assets	$3,341,000	$3,315,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31,
	2019	2018
Net sales by geographic region
United States	$12,040,000	$11,198,000
International	264,000	244,000

Consolidated net sales	$12,304,000	$11,442,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2019 and 2018, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
Long-lived assets by geographic region
United States	$2,538,000	$2,528,000
International	733,000	716,000

Consolidated total long-lived assets	$3,271,000	$3,244,000

12.	Related Party Transactions

The Company has no related party transactions other than the Company’s transactions with its non-consolidated affiliated Harmony Plastics Private Limited. See “Note 7-Equity Investment in Unconsolidated Affiliate”.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Leases

We have operating leases for our corporate office and manufacturing facilities, which expire at various dates through 2024. Our primary operating lease commitments at March 31, 2019 are related to our manufacturing facilities in Valdosta, Georgia; Nogales, Arizona and Salt Lake City, Utah; as well as corporate headquarters in Markham, Canada.

As of March 31, 2019, we had operating lease ROU assets of $3,251,000 and operating lease liabilities of $3,295,000. As of March 31, 2019, we did not have any finance leases recorded on our condensed consolidated balance sheet. Operating lease expense was approximately $201,000 during the three months ended March 31, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2019, are as follows:

March 31,
2019
Remaining nine months of 2019	$594,000
2020	797,000
2021	776,000
2022	670,000
2023	676,000
Thereafter	135,000
Total future minimum lease payments	3,648,000
Less imputed interest	(353,000)
Total Lease liabilities	$3,295,000

As of March 31, 2019, our weighted average remaining lease term was 4.7 years. During the three months ended March 31, 2019, our weighted average discount rate was 4.32%.

14.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2019 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Leases: We determine if an arrangement is a lease at inception. Operating leases are included as right-of-use (ROU) assets and lease liabilities on our condensed consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate, and therefore we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our condensed consolidated balance sheet with a term of one year or less. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. See Note 13. Leases for more information.

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

Stock-Based Compensation: The Company accounts for stock-based awards using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel products for the cleanroom, industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products. Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

Our products are grouped into two business segments: the Building Supply segment, consisting of construction weatherization products such as housewrap and synthetic roof underlayment as well as other woven material; and the Disposable Protective Apparel segment, consisting of disposable protective clothing (including shoecovers, bouffant caps, gowns, coveralls, lab coats, and frocks), face masks and face shields. All financial information presented in this report reflects the current segmentation.

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shield, are sold through similar distribution channels, are single-use, and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Gross profit	39.0%	38.9%
Selling, general and administrative expenses	29.9%	33.9%
Income from operations	8.1%	3.7%
Income before provision for income taxes	11.9%	5.2%
Net income	9.9%	4.4%

Alpha Pro Tech, Ltd.

Three months ended March 31, 2019, compared to Three months ended March 31, 2018

Sales. Consolidated sales for the three months ended March 31, 2019 increased to $12,304,000 from $11,442,000 for the three months ended March 31, 2018, representing an increase of $862,000, or 7.5%. This increase consisted of increased sales in the Disposable Protective Apparel segment (now including face masks and face shields) of $1,033,000, partially offset by decreased sales in the Building Supply segment of $171,000.

Building Supply segment sales for the three months ended March 31, 2019 decreased by $171,000, or 2.6%, to $6,498,000, compared to $6,669,000 for the same period of 2018. This segment decrease was primarily due to a decrease in sales of premium REX™ synthetic roof underlayment and, to a lesser extent, a decrease in sales of economy brand housewrap. The majority of the decreases occurred mid quarter which can be attributed to a large percentage of our market being affected by unusually severe weather during that time. We were pleased with the fact that the decreases were partially offset by increases in our economy brand synthetic roof underlayment and an increase in the sales of our premium REX™ Wrap Fortis housewrap line which indicates that these new products are gaining continued market approval. This reinforces our decision to expand the economy brand synthetic roof underlayment line to include TECHNO SB® 25 and TECHNO SB® ULTRA, as announced in our April 4, 2019 press release. We also experienced an increase in sales of other woven materials. The sales mix of the Building Supply segment for the three months ended March 31, 2019 was 46% for synthetic roof underlayment, 44% for housewrap and 10% for other woven material. This sales mix is compared to 47% for synthetic roof underlayment, 44% for housewrap and 9% for other woven material for the three months ended March 31, 2018.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2019 increased by $1,033,000, or 21.6%, to $5,806,000, compared to $4,773,000 for the same period of 2018. This segment increase was primarily due to a significant increase in disposable protective clothing (shoecovers, bouffant caps, gowns, coveralls, lab coats, and frocks), partially offset by a decrease in sales of masks and shields. The increase in disposable protective clothing was primarily due to strong sales growth across all our supply chain partners. Sales of face masks were affected by a less severe flu season in 2019. The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2019 was 78% for disposable protective clothing, 15% for masks and 7% for shields. This sales mix is compared to 68% for disposable protective clothing, 23% for masks and 9% for shields for the three months ended March 31, 2018.

Gross Profit. Gross profit increased by $349,000, or 7.8%, to $4,804,000 for the three months ended March 31, 2019, from $4,455,000 for the same period of 2018. The gross profit margin was 39.0% for the three months ended March 31, 2019, compared to 38.9% for the same period of 2018. Management expects gross profit margin in 2019 to be similar to 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $206,000, or 5.3%, to $3,675,000 for the three months ended March 31, 2019 from $3,881,000 for the three months ended March 31, 2018. As a percentage of net sales, selling, general and administrative expenses decreased to 29.9% for the three months ended March 31, 2019, from 33.9% for the same period of 2018. The decrease in selling, general and administrative expenses was primarily the result of the accrual of expenses associated with a mediated settlement of a litigation matter for the three months ended March 31, 2018 that did not recur for the same period of 2019, partially offset by increased trade show expenses and employee compensation.

The change in expenses by segment was as follows: Building Supply was up $125,000, or 9.6%; Disposable Protective Apparel (which now includes expenses from the old Infection Control segment) was up $63,000, or 5.6%; and corporate unallocated expenses were down $394,000, or 27.4%. The decrease in corporate unallocated expenses was primarily related to the litigation matter mentioned above. The increase in the Building Supply expenses was primarily as a result of increased trade show expenses and the increase in the Disposable Protective Apparel expenses was primarily due to increased expenses for trade shows and sales commissions.

In accordance with the terms of his employment agreement, the Company’s President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $77,000 was accrued for the three months ended March 31, 2019, as compared to $32,000 for the same period of 2018.

Alpha Pro Tech, Ltd.

Depreciation and Amortization. Depreciation and amortization expense decreased by $19,000, or 13.0%, to $127,000 for the three months ended March 31, 2019, from $146,000 for the three months ended March 31, 2018. The decrease was primarily attributable to decreased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations increased by $574,000, or 134.1%, to $1,002,000 for the three months ended March 31, 2019, compared to $428,000 for the three months ended March 31, 2018. The increased income from operations was primarily due to an increase in gross profit of $349,000 and a decrease in selling, general and administrative expenses of $206,000 and a decrease in depreciation and amortization expense of $19,000. Income from operations for the three months ended March 31, 2018 was negatively impacted by the mediated litigation settlement discussed previously. Income from operations as a percentage of net sales for the three months ended March 31, 2019 was 8.1%, compared to 3.7% for the same period of 2018.

Other Income. Other income increased by $287,000, or 166.9%, to $459,000 for the three months ended March 31, 2019 from $172,000 for the same period of 2018. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $138,000 and an increase in gain on marketable securities of $138,000.

Other income consisted of equity in income of unconsolidated affiliate of $277,000, a gain on marketable securities of $170,000 and interest income of $12,000 for the three months ended March 31, 2019. Other income consisted of equity in income of unconsolidated affiliate of $139,000, a gain on marketable securities of $32,000 and interest income of $1,000 for the three months ended March 31, 2018. Equity in income of unconsolidated affiliate was higher for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher gross margin and interest income was higher due to restructuring the interest terms on our operating cash accounts.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2019 was $1,461,000, compared to income before provision for income taxes of $600,000 for the three months ended March 31, 2018, representing an increase of $861,000, or 143.5%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $574,000 and an increase in other income of $287,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2019 was $243,000, compared to $92,000 for the same period of 2018. The effective tax rate was 16.6% for the three months ended March 31, 2019, compared to 15.3% for the same period of 2018. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended March 31, 2019 was $1,218,000, compared to net income of $508,000 for the same period of 2018, representing an increase of $710,000, or 139.8%. The net income increase was due to an increase in income before provision for income taxes of $861,000, partially offset by an increase in provision for income taxes of $151,000. Net income as a percentage of net sales for the three months ended March 31, 2019 was 9.9%, compared to 4.4% for the same period of 2018. Basic and diluted earnings per common share for the three months ended March 31, 2019 and 2018 were $0.09 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had cash of $4,488,000 and working capital of $24,678,000, representing an increase in working capital of $138,000 from December 31, 2018. As of March 31, 2019, the Company’s current ratio (current assets/current liabilities) was 13:1, compared to a 14:1 current ratio as of December 31, 2018. Cash decreased by 35.9%, or $2,519,000, to $4,488,000 as of March 31, 2019, compared to $7,007,000 as of December 31, 2018. The decrease in cash was due to cash used in operating activities of $1,429,000, cash used in financing activities of $948,000 and cash used in investing activities of $142,000. Historically, cash on hand is the lowest at the end of the first quarter of each year, due to our Building Supply segment winter buy extended terms program, as well as prior year accruals which are paid in the first quarter. As such, management expects cash to increase next quarter. The credit facility includes customary financial and non-financial debt covenants. As of March 31, 2019 we believe we are in compliance with all such covenants.

Alpha Pro Tech, Ltd.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2019, the prime interest rate was 5.50%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2019. As of March 31, 2019, we did not have any borrowings under this credit facility and do not anticipate using it in the near future.

Net cash used in operating activities of $1,429,000 for the three months ended March 31, 2019 was due to net income of $1,218,000, impacted primarily by the following: stock-based compensation expense of $122,000, depreciation and amortization expense of $127,000, gain on marketable securities of $170,000, equity in income of unconsolidated affiliate of $277,000, operating lease expense net of accretion of $164,000, an increase in accounts receivable of $2,721,000, a decrease in prepaid expenses of $1,302,000, an increase in inventory of $529,000, a decrease in accounts payable and accrued liabilities of $505,000 and a decrease in lease liabilities of $160,000.

Net cash used in operating activities of $2,496,000 for the three months ended March 31, 2018 was due to net income of $508,000, impacted primarily by the following: stock-based compensation expense of $78,000, depreciation and amortization expense of $146,000, gain on marketable securities of $32,000 equity in income of unconsolidated affiliate of $139,000, an increase in accounts receivable of $1,886,000, an increase in prepaid expenses of $790,000, an increase in inventory of $386,000, and an increase in accounts payable and accrued liabilities of $5,000.

Accounts receivable increased by $2,721,000, or 51.2%, to $8,039,000 as of March 31, 2019, from $5,318,000 as of December 31, 2018. The increase in accounts receivable was primarily related to extended payment terms that we offer on many Building Supply segment sales through the end of the first quarter of 2019 to remain competitive, as our competition also offers these extended payment terms. We started this program in mid-November 2018, and most of these receivables are due to be paid in the second quarter of this year. The number of days that sales remained outstanding as of March 31, 2019, calculated by using an average of accounts receivable outstanding and annual revenue, was 49 days, compared to 40 days as of December 31, 2018.

Inventory increased by $529,000, or 5.4%, to $10,407,000 as of March 31, 2019, from $9,878,000 as of December 31, 2018. The increase was primarily due to an increase in inventory for the Building Supply segment of $648,000, or 15.1%, to $4,950,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $119,000, or 2.1%, to $5,457,000,

Prepaid expenses decreased by $1,302,000, or 32.6%, to $2,697,000 as of March 31, 2019, from $3,999,000 as of December 31, 2018. The decrease was primarily due to a decrease in deposits for the purchase of inventory for the Building Supply segment.

Right-of-use assets as of March 31, 2019 decreased by $204,000 to $3,251,000 from $3,455,000 as of January 1, 2019 when ASC 842 was adopted.

Accounts payable and accrued liabilities as of March 31, 2019 decreased by $545,000, or 28.4%, to $1,375,000, from $1,920,000 as of December 31, 2018. The change was primarily due to a decrease in accrued liabilities as a result of payments of 2018 year-end commissions and bonuses.

Lease liabilities as of March 31, 2019 decreased by $160,000 to $3,295,000 from $3,455,000 as of January 1, 2019. This is the result of adopting ASU 842, Leases.

Net cash used in investing activities was $142,000 for the three months ended March 31, 2019, compared to net cash used in investing activities of $102,000 for the same period of 2018. Investing activities for the three months ended March 31, 2019 consisted of the purchase of property and equipment of $152,000 and proceeds from the sale of marketable securities of $10,000. Investing activities for the three months ended March 31, 2018 consisted of the purchase of property and equipment of $102,000.

Net cash used in financing activities was $948,000 for the three months ended March 31, 2019, compared to net cash used in financing activities of $499,000 for the same period of 2018. Net cash used in financing activities for the three months ended March 31, 2019 resulted from the payment of $1,008,000 for the repurchase of common stock, partially offset by proceeds of $60,000 from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2018 resulted from the payment of $576,000 for the repurchase of common stock, partially offset by proceeds of $77,000 from the exercise of stock options.

Alpha Pro Tech, Ltd.

As of March 31, 2019, we had $1,691,000 available for additional stock purchases under our stock repurchase program. For the three months ended March 31, 2019, we repurchased 255,000 shares of common stock at a cost of $1,008,000. As of March 31, 2019, we had repurchased a total of 17,458,907 shares of common stock at a cost of $32,777,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheets increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See Note 13. Leases for more information.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoptions permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2019	83,900	$4.08	83,900	$2,354,000
February 1 - 28, 2019	79,100	3.99	79,100	2,035,000
March 1 - 31, 2019	92,000	3.71	92,000	1,691,000
	255,000	3.92	255,000

(1)	On December 20, 2018, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2019.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 7, 2019	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 7, 2019	BY:	/s/ Colleen McDonald

Colleen McDonald
Chief Financial Officer