Form 10-Q
period 2019-06-30
ALPHA PRO TECH LTD
filed 2019-08-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

 Commission File No. 01-15725

Alpha Pro Tech, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Delaware, U.S.A.	63-1009183
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Centurian Drive, Suite 112	L3R 9R2
Markham, Ontario, Canada	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (905) 479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	APT	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 26, 2019
Common Stock, $0.01 par value	13,118,849 shares

Alpha Pro Tech, Ltd.

Index

page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)	1

Condensed Consolidated Statements of Income (Unaudited)	2

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)	3

Condensed Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6. Exhibits	23

SIGNATURES	24

EXHIBITS

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2019	2018 (1)
Assets
Current assets:
Cash	$5,502,000	$7,007,000
Investments	735,000	258,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 and $64,000 as of June 30, 2019 and December 31, 2018	5,185,000	4,935,000
Accounts receivable, related party	837,000	383,000
Inventories	10,869,000	9,878,000
Right-of-use assets	675,000	-
Prepaid expenses	3,410,000	3,999,000
Total current assets	27,213,000	26,460,000

Property and equipment, net	3,232,000	3,244,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	14,000	16,000
Right-of-use assets, net of current portion	2,414,000	-
Equity investment in unconsolidated affiliate	4,841,000	4,480,000
Total assets	$37,769,000	$34,255,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$696,000	$578,000
Accrued liabilities	699,000	1,342,000
Lease liabilities	666,000	-
Total current liabilities	2,061,000	1,920,000

Lease liabilities, net of current portion	2,462,000	-
Deferred income tax liabilities, net	141,000	141,000
Total liabilities	4,664,000	2,061,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,109,018 and 13,502,684 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	131,000	135,000
Additional paid-in capital	1,356,000	2,669,000
Retained earnings	31,618,000	29,390,000
Total shareholders' equity	33,105,000	32,194,000
Total liabilities and shareholders' equity	$37,769,000	$34,255,000

(1) The condensed consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$11,415,000	$12,109,000	$23,718,000	$23,551,000

Cost of goods sold, excluding depreciation and amortization	7,309,000	7,390,000	14,809,000	14,377,000
Gross profit	4,106,000	4,719,000	8,909,000	9,174,000

Operating expenses:
Selling, general and administrative	3,262,000	3,468,000	6,937,000	7,349,000
Depreciation and amortization	140,000	144,000	267,000	290,000
Total operating expenses	3,402,000	3,612,000	7,204,000	7,639,000

Income from operations	704,000	1,107,000	1,705,000	1,535,000

Other income:
Equity in income of unconsolidated affiliate	84,000	151,000	361,000	290,000
Gain (loss) on marketable securities	439,000	(97,000)	609,000	(65,000)
Interest income, net	21,000	1,000	34,000	1,000
Total other income	544,000	55,000	1,004,000	226,000

Income before provision for income taxes	1,248,000	1,162,000	2,709,000	1,761,000

Provision for income taxes	238,000	203,000	481,000	294,000

Net income	$1,010,000	$959,000	$2,228,000	$1,467,000

Basic earnings per common share	$0.08	$0.07	$0.17	$0.10

Diluted earnings per common share	$0.08	$0.07	$0.17	$0.10

Basic weighted average common shares outstanding	13,184,321	14,086,277	13,287,583	14,151,734

Diluted weighted average common shares outstanding	13,208,138	14,127,934	13,346,146	14,219,063

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Common stock repurchased and retired	(427,000)	(4,000)	(1,632,000)	-	(1,636,000)
Stock-based compensation expense	-	-	260,000	-	260,000
Options exercised	33,334	-	59,000	-	59,000
Net income	-	-	-	2,228,000	2,228,000
Balance as of June 30, 2019	13,109,018	$131,000	$1,356,000	$31,618,000	$33,105,000

For the Six Months Ended June 30, 2018
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Common stock repurchased and retired	(453,000)	(5,000)	(1,612,000)	-	-	(1,617,000)
Stock-based compensation expense	-	-	196,000	-	-	196,000
Options exercised	71,667	1,000	119,000	-	-	120,000
Net income	-	-	-	-	1,467,000	1,467,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of June 30, 2018	13,909,416	$139,000	$4,118,000	$-	$27,232,000	$31,489,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,228,000	$1,467,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	260,000	196,000
Depreciation and amortization	267,000	290,000
Gain (loss) on marketable securities	(609,000)	65,000
Equity in income of unconsolidated affiliate	(361,000)	(290,000)
Operating lease expense, net of accretion	366,000	-
Changes in assets and liabilities:
Accounts receivable, net	(250,000)	(241,000)
Accounts receivable, related party	(454,000)	(280,000)
Inventories	(991,000)	558,000
Prepaid expenses	589,000	(1,023,000)
Accounts payable and accrued liabilities	(525,000)	(610,000)
Lease liabilities	(327,000)	-

Net cash provided by operating activities	193,000	132,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(254,000)	(240,000)
Proceeds from sales of marketable securities	133,000	-

Net cash used in investing activities	(121,000)	(240,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	59,000	120,000
Repurchase of common stock	(1,636,000)	(1,617,000)

Net cash used in financing activities	(1,577,000)	(1,497,000)

Decrease in cash	(1,505,000)	(1,605,000)

Cash, beginning of the period	7,007,000	8,763,000

Cash, end of the period	$5,502,000	$7,158,000

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on January 1, 2019 the Company recorded $3,455,000 of right-use assets and relating operating leases liabilities.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

Alpha Pro Tech, Ltd. (“Alpha Pro Tech,” the “Company,” “we”, “us” or “our”) is in the business of protecting people, products and environments. The Company accomplishes this by developing, manufacturing and marketing a line of building supply products for the new home and re-roofing markets and a line of disposable protective apparel for the cleanroom, industrial, pharmaceutical, medical and dental markets.

The Building Supply segment consists of construction weatherization products, such as housewrap and synthetic roof underlayment, as well as other woven material.

The Disposable Protective Apparel segment consists of a complete line of disposable protective clothing (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment during the first quarter of 2019. The disclosures herein reflect this current segmentation.

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label, and are predominantly sold in the United States of America (“US”).

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), filed with the SEC on March 6, 2019. The results of operations for the three and six months ended June 30, 2019 reported in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was prepared using information from the audited consolidated balance sheet contained in the 2018 Form 10-K; however, it does not include all disclosures required by US GAAP for annual consolidated financial statements.

As of January 1, 2018, the Company adopted the new accounting standard, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This standard was retrospectively adopted for the 2017 year, and there was no cumulative effect adjustment upon adoption. Under ASC 606, net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. In connection with the adoption of ASC 606, the Company determined that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Notes 10 and 11 for information on revenue disaggregated by type and by geographic region.

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

For the six months ended June 30, 2019 and 2018, 310,000 and 289,750 stock options were granted under the Company’s option plan, respectively. The Company recognized $260,000 and $196,000 in stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

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

The following table summarizes stock option activity for the six months ended June 30, 2019:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2018	1,022,913	$2.69
Granted to employees and non-employee directors	310,000	3.62
Exercised	(33,334)	1.80
Canceled/expired/forfeited	-	0.00
Options outstanding, June 30, 2019	1,299,579	2.93
Options exercisable, June 30, 2019	664,746	2.39

As of June 30, 2019, $723,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.25 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Investments

As of June 30, 2019 and December 31, 2018, investments totaled $735,000 and $258,000, respectively, which consisted of equity securities. Certain marketable securities were sold during the three months ended June 30, 2019, and none were sold during the three months ended June 30, 2018. The total gain on marketable securities during the three months ended June 30, 2019 was $439,000, and the unrealized loss on marketable securities during the three months ended June 30, 2018 was $97,000. The gain for the three months ended June 30, 2019 was due to an unrealized gain of $387,000 and a realized gain of $52,000. Certain marketable securities were sold during the six months ended June 30, 2019 and none were sold during the six months ended June 30, 2018. The total gain on marketable securities during the six months ended June 30, 2019 was $609,000 and the unrealized loss on marketable securities during the six months ended June 30, 2018 was $65,000. The gain for the six months ended June 30, 2019 was due to an unrealized gain of $554,000 and a realized gain of $55,000.

5.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as finance leases or operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, the Company adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. The Company elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. The Company also elected a practical expedient to not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the Right-of-Use (“ROU”) assets. See Note 13. Leases for more information.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30,	December 31,
	2019	2018

Raw materials	$4,754,000	$4,732,000
Work in process	1,818,000	825,000
Finished goods	4,297,000	4,321,000
	$10,869,000	$9,878,000

7.	Equity Investment in Unconsolidated Affiliate

In 2005, Alpha ProTech Engineered Products, Inc. (a subsidiary of Alpha Pro Tech, Ltd.) entered into a joint venture with a manufacturer in India, Maple Industries and associates, for the production of building products. Under the terms of the joint venture agreement, a private company, Harmony Plastics Private Limited (“Harmony”), was created with ownership interests of 41.66% owned by Alpha ProTech Engineered Products, Inc. and 58.34% owned by Maple Industries and Associates.

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

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 113,000 square foot building for manufacturing building products; (2) a 73,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 93,000 square foot facility (rented) for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2019 or December 31, 2018.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2019 and 2018, Alpha Pro Tech purchased $5,176,000 and $3,526,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2019 and 2018, Alpha Pro Tech purchased $10,451,000 and $7,500,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $84,000 and $151,000, respectively, related to Harmony. For the six months ended June 30, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $361,000 and $290,000, respectively, related to Harmony.

As of June 30, 2019, the Company’s investment in Harmony was $4,841,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,410,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018

Payroll expenses and taxes payable	$247,000	$269,000
Commissions and bonuses payable and general accrued liabilities	452,000	1,073,000
	$699,000	$1,342,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2018	2018
Net income (numerator)	$1,010,000	$959,000	$2,228,000	$1,467,000

Shares (denominator):
Basic weighted average common shares outstanding	13,184,321	14,086,277	13,287,583	14,151,734
Add: dilutive effect of common stock options	23,817	41,657	58,563	67,329

Diluted weighted average common shares outstanding	13,208,138	14,127,934	13,346,146	14,219,063

Earnings per common share:
Basic	$0.08	$0.07	$0.17	$0.10
Diluted	$0.08	$0.07	$0.17	$0.10

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

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

(2) Disposable Protective Apparel: consisting of a complete line of disposable protective clothing, including shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods, as well as face masks and face shields for the pharmaceutical, cleanroom, industrial, medical and dental markets. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. Based on these similarities, we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Building Supply	$6,710,000	$6,572,000	$13,208,000	$13,241,000
Disposable Protective Apparel	4,705,000	5,537,000	10,510,000	10,310,000
Consolidated net sales	$11,415,000	$12,109,000	$23,718,000	$23,551,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Building Supply	$900,000	$1,067,000	$1,809,000	$2,061,000
Disposable Protective Apparel	878,000	1,284,000	2,301,000	2,308,000
Total segment income	1,778,000	2,351,000	4,110,000	4,369,000

Unallocated corporate overhead expenses	530,000	1,189,000	1,401,000	2,608,000
Provision for income taxes	238,000	203,000	481,000	294,000
Consolidated net income	$1,010,000	$959,000	$2,228,000	$1,467,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Building Supply	$1,867,000	$1,908,000
Disposable Protective Apparel	387,000	400,000
Total segment assets	2,254,000	2,308,000

Unallocated corporate assets	1,047,000	1,007,000
Total consolidated assets	$3,301,000	$3,315,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales by geographic region
United States	$11,158,000	$11,861,000	$23,197,000	$23,059,000
International	257,000	248,000	521,000	492,000

Consolidated net sales	$11,415,000	$12,109,000	$23,718,000	$23,551,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and six months ended June 30, 2019 and 2018, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Long-lived assets by geographic region
United States	$2,474,000	$2,528,000
International	758,000	716,000

Consolidated total long-lived assets	$3,232,000	$3,244,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Related Party Transactions

As of June 30, 2019, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7.

13.	Leases

The Company had operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at June 30, 2019 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Canada.

As of June 30, 2019, the Company had operating lease right-of-use assets of $3,089,000 and operating lease liabilities of $3,128,000. As of June 30, 2019, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 and $402,000 during the three and six months ended June 30, 2019, respectively.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of June 30, 2019 are as follows:

June 30,
2019
Remaining six months of 2019	$360,000
2020	797,000
2021	776,000
2022	670,000
2023	676,000
Thereafter	135,000
Total future minimum lease payments	3,414,000
Less imputed interest	(286,000)
Total Lease liabilities	$3,128,000

As of June 30, 2019, the weighted average remaining lease term of the Company’s operating leases was 4.76 years. During the six months ended June 30, 2019, the weighted average discount rate with respect to these leases was 4.32%.

14.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2019 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2019 (the “2018Form 10-K”).

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties, including the risks described in Part I, Item. These and many other factors could affect the Company’s future operating results A, “Risk Factors, “in the 2018 Form 10-Kand financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Leases: We determine if an arrangement is a lease at inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our condensed consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate, and therefore we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our condensed consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring the promised products to the customer, with revenue being recognized at the point in time the customer obtains control of the products, which is generally when title passes to the customer upon delivery at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in domestic and foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that it has no material contract assets, and has concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

See Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which appear elsewhere in this report, for information on revenue disaggregated by type and by geographic region.

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

Alpha Pro Tech, Ltd.

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

OVERVIEW

Alpha Pro Tech is in the business of protecting people, products and environments. We accomplish this by developing, manufacturing and marketing a line of high-value, disposable protective apparel products for the cleanroom, and industrial, pharmaceutical, medical and dental markets. We also manufacture a line of building supply construction weatherization products. Our products are sold under the "Alpha Pro Tech" brand name, as well as under private label.

Our products are grouped into two business segments: the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; and the Disposable Protective Apparel segment, consisting of disposable protective clothing (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. Based on these similarities we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	39.0%	37.6%	39.0%
Selling, general and administrative expenses	28.6%	28.6%	29.2%	31.2%
Income from operations	6.2%	9.1%	7.2%	6.5%
Income before provision for income taxes	10.9%	9.6%	11.4%	7.5%
Net income	8.8%	7.9%	9.4%	6.2%

Three and Six months ended June 30, 2019, compared to Three and Six months ended June 30, 2018

Sales. Consolidated sales for the three months ended June 30, 2019 decreased to $11,415,000 from $12,109,000 for the three months ended June 30, 2018, representing a decrease of $694,000, or 5.7%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment (now including face masks and face shields) of $832,000, partially offset by increased sales in the Building Supply segment of $138,000.

Building Supply segment sales for the three months ended June 30, 2019 increased by $138,000, or 2.1%, to $6,710,000, compared to $6,572,000 for the same period of 2018. This segment increase was primarily due to an increase in sales of the economy TECHNO SB® family brand of synthetic roof underlayment, partially offset by a decrease in sales of economy REX™ Wrap brand of housewrap and a decrease in other woven material. For the three months ended June 30, 2019, synthetic roof underlayment increased by 23.2%, partially offset by a decrease in housewrap of 8.6% and a decrease in other woven material of 14.2% compared to the same period of 2018. Early in the second quarter of 2019, we announced the expansion of our TECHNO family of spunbond based (SB) products, which we expect to significantly expand our market share in the synthetic roof underlayment market. We are pleased with the early success of our new TECHNO SB® 25 product, which was a driving force in our 23.2% growth in synthetic roof underlayment during the second quarter of 2019. A softening in U.S. housing starts affected our housewrap sales during the quarter, and our other woven material sales were down as a result of our largest customer in this category having excess inventory and a slowdown in orders from their customers and we do expect this to continue for the remainder of the year. The sales mix of the Building Supply segment for the three months ended June 30, 2019 was 47% for synthetic roof underlayment, 43% for housewrap and 10% for other woven material. This sales mix is compared to 39% for synthetic roof underlayment, 49% for housewrap and 12% for other woven material for the three months ended June 30, 2018.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2019 decreased by $832,000, or 15.0%, to $4,705,000, compared to $5,537,000 for the same period of 2018. This segment decrease was primarily due to a decrease in sales of our disposable protective clothing, partially offset by an increase in sales of face masks and face shields. The decrease was primarily due to lower sales to our major international supply chain partner, partially as a result of an inventory rebalancing, as well as one of its customers, who made a large purchase of disposable protective clothing in the prior year, deciding to exit the market. In addition, the second quarter of 2019 was a challenging comparative quarter in that last year’s second quarter sales with this partner were a record high.  On a year-to-date basis, however, sales to this partner have increased, currently trending on an annualized basis to be a record high and disposable protective clothing sales are up almost 6.0% for the six months ended June 30, 2019 compared to the same period last year. The sales mix of the Disposable Protective Apparel segment for the three months ended June 30, 2019 was 74% for disposable protective clothing, 17% for masks and 9% for shields. This sales mix is compared to 79% for disposable protective clothing, 14% for face masks and 7% for face shields for the three months ended June 30, 2018.

Consolidated sales for the six months ended June 30, 2019 increased to $23,718,000 from $23,551,000 for the six months ended June 30, 2018, representing an increase of $167,000, or 0.7%. This increase consisted of increased sales in the Disposable Protective Apparel Segment of $200,000, partially offset by decreased sales in the Building Supply segment of $33,000.

Alpha Pro Tech, Ltd.

Building Supply segment sales for the six months ended June 30, 2019 decreased by $33,000, or 0.2%, to $13,208,000, compared to $13,241,000 for the same period of 2018. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis. This slight Building Supply segment decrease was primarily due to a decrease in sales of housewrap of 5.2%, a decrease in sales of other woven material of 6.3% and an increase in rebates, partially offset by an increase in sales of synthetic roof underlayment of 8.1%, compared to the same period of 2018. Synthetic roof underlayment sales have increased as a result of increased sales of the TECHNO family products. Housewrap sales in the first half of 2019 have been negatively affected by softer U.S. housing starts due in part to unusually severe weather across many parts of the country. Other woven material sales are down, as mentioned above, due to lower orders from a customer that currently has excess inventory and has seen a decline in its business. The sales mix of the Building Supply segment for the six months ended June 30, 2019 was 46% for synthetic roof underlayment, 44% for housewrap and 10% for other woven material. This compared to 43% for synthetic roof underlayment, 46% for housewrap and 11% for other woven material for the six months ended June 30, 2018.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2019 increased by $200,000, or 1.9%, to $10,510,000, compared to $10,310,000 for the same period of 2018. This segment increase was primarily due to a 5.7% increase in disposable protective clothing, partially offset by a decrease in sales of masks and to a lesser extent shields. The increase was primarily due to increased sales to our major international supply chain partner. Mask sales have been negatively affected by a less severe flu season in 2019. The sales mix of the Disposable Protective Apparel segment for the six months ended June 30, 2019 was 76% for disposable protective clothing, 16% for masks and 8% for shields. This sales mix is compared to 74% for disposable protective clothing, 18% for masks and 8% for shields for the six months ended June 30, 2018.

Gross Profit. Gross profit decreased by $613,000, or 13.0%, to $4,106,000 for the three months ended June 30, 2019, from $4,719,000 for the same period of 2018. The gross profit margin was 36.0% for the three months ended June 30, 2019, compared to 39.0% for the same period of 2018. For the three months ended June 30, 2019, gross profit margin was affected by a change in product mix in the Building Supply segment, with significant growth in the economy line of synthetic roof underlayment, which has lower gross margin. In addition, both segments were negatively impacted by increased rebates.

Gross profit decreased by $265,000, or 2.9%, to $8,909,000 for the six months ended June 30, 2019, from $9,174,000 for the same period of 2018. The gross profit margin was 37.6% for the six months ended June 30, 2019, compared to 39.0% for the same period of 2018. Certain products that were duty free until June 4, 2019 under the U.S. Customs and Borders Protection Generalized System of Preferences (GSP) will no longer be duty free, as the government program was terminated. As a result of this and a change in product mix, management expects gross profit margin to be in the mid thirty percent range going forward.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $206,000, or 5.9%, to $3,262,000 for the three months ended June 30, 2019, from $3,468,000 for the three months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses remained flat at 28.6% for the three months ended June 30, 2019, compared to the same period of 2018. The decrease in selling, general and administrative expenses was primarily the result of lower employee compensation and lower commission on sales of Disposable Protective Apparel segment products, partially offset by increased foreign exchange expense.

The change in expenses by segment for the three months ended June 30, 2019 was as follows: Disposable Protective Apparel (which now includes expenses from the former Infection Control segment) was down $125,000, or 11.2%; Building Supply was up $21,000, or 1.6%; and corporate unallocated expenses were down $102,000, or 9.5%. The decrease in the Disposable Protective Apparel expenses was primarily due to decreased employee compensation and sales commission, and the decrease in corporate unallocated expenses was also primarily due to lower employee compensation. The increase in the Building Supply expenses was primarily a result of increased marketing expenses.

Selling, general and administrative expenses decreased by $412,000, or 5.6%, to $6,937,000 for the six months ended June 30, 2019, from $7,349,000 for the six months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses decreased to 29.2% for the six months ended June 30, 2019, from 31.2% for the same period of 2018. The decrease in selling, general and administrative expenses was primarily the result of the accrual of expenses associated with a mediated settlement of a litigation matter during the first quarter of 2018 that did not recur for the same period of 2019.

The change in expenses by segment for the six months ended June 30, 2019 was as follows: Disposable Protective Apparel was down $57,000 or 2.7%; Building Supply was up $145,000, or 5.6%; and corporate unallocated expenses were down $500,000, or 19.8%. The decrease in the Disposable Protective Apparel segment expenses was related to lower commissions and the increase in the Building Supply segment expenses was primarily due to increased trade show and sales-related travel expenses. The decrease in corporate unallocated expenses was primarily due to expenses for the mediated settlement mentioned above.

Alpha Pro Tech, Ltd.

In accordance with the terms of his employment agreement, the Company’s President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $58,000 was accrued for the three months ended June 30, 2019, as compared to $61,000 for the same period of 2018. A bonus amount of $135,000 was accrued for the six months ended June 30, 2019, as compared to $93,000 for the same period of 2018.

Depreciation and Amortization. Depreciation and amortization expense decreased by $4,000, or 2.8%, to $140,000 for the three months ended June 30, 2019, from $144,000 for the three months ended June 30, 2018. Depreciation and amortization expense decreased by $23,000, or 7.9%, to $267,000 for the six months ended June 30, 2019, from $290,000 for the same period of 2018. The decrease was primarily attributable to decreased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $403,000, or 36.4%, to $704,000 for the three months ended June 30, 2019, compared to $1,107,000 for the three months ended June 30, 2018. The decreased income from operations was primarily due to a decrease in gross profit of $613,000, partially offset by a decrease in selling, general and administrative expenses of $206,000 and a decrease in depreciation and amortization expense of $4,000. Income from operations as a percentage of net sales for the three months ended June 30, 2019 was 6.2%, compared to 9.1% for the same period of 2018.

Income from operations increased by $170,000, or 11.1%, to $1,705,000 for the six months ended June 30, 2019, compared to $1,535,000 for the six months ended June 30, 2018. The increased income from operations was primarily due to a decrease in selling, general and administrative expenses of $412,000 and a decrease in depreciation and amortization expense of $23,000, partially offset by a decrease in gross profit of $265,000.

Other Income. Other income increased by $489,000 to $544,000 for the three months ended June 30, 2019 from $55,000 for the same period of 2018. The increase was primarily due to an increase in gain on marketable securities of $536,000 and an increase in interest income of $20,000 due to restructuring the interest terms on our operating cash accounts, partially offset by a decrease in equity in income of unconsolidated affiliate of $67,000.

Other income consisted of equity in income of unconsolidated affiliate of $84,000, a gain on marketable securities of $439,000 and interest income of $21,000 for the three months ended June 30, 2019. Other income consisted of equity in income of unconsolidated affiliate of $151,000, a loss on marketable securities of $97,000 and interest income of $1,000 for the three months ended June 30, 2018.

Other income increased by $778,000 to $1,004,000 for the six months ended June 30, 2019, from $226,000 for the same period of 2018. The increase was primarily due to the gain on marketable securities in 2019 compared to a loss on marketable securities during the same period of 2018, for a net change of $674,000, an increase in equity in income of unconsolidated affiliate of $71,000 and an increase in interest income of $33,000.

Alpha Pro Tech, Ltd.

Other income consisted of equity in income of unconsolidated affiliate of $361,000, a gain on marketable securities of $609,000 and interest income of $34,000 for the six months ended June 30, 2019. Other income consisted primarily of equity in income of unconsolidated affiliate of $290,000, a loss on marketable securities of $65,000 and interest income of $1,000 for the six months ended June 30, 2018.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2019 was $1,248,000, compared to income before provision for income taxes of $1,162,000 for the three months ended June 30, 2018, representing an increase of $86,000, or 7.4%. This increase in income before provision for income taxes was primarily due to an increase in other income of $489,000, partially offset by a decrease in income from operations of $403,000.

Income before provision for income taxes for the six months ended June 30, 2019 was $2,709,000, compared to income before provision for income taxes of $1,761,000 for the six months ended June 30, 2018, representing an increase of $948,000, or 53.8%. This increase in income before provision for income taxes was due to an increase in income from operations of $170,000 and an increase in other income of $778,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2019 was $238,000, compared to $203,000 for the same period of 2018. The effective tax rate was 19.1% for the three months ended June 30, 2019, compared to 17.5% for the same period of 2018. The Company does not record a tax provision on equity in income of unconsolidated affiliate.

The provision for income taxes for the six months ended June 30, 2019 was $481,000, compared to $294,000 for the same period of 2018. The effective tax rate was 17.8% for the six months ended June 30, 2019, compared to 16.7% for the same period of 2018. As mentioned above, the Company does not record a tax provision on equity in income of unconsolidated affiliate.

Net Income. Net income for the three months ended June 30, 2019 was $1,010,000, compared to net income of $959,000 for the same period of 2018, representing an increase of $51,000, or 5.3%. The net income increase was due to an increase in income before provision for income taxes of $86,000, partially offset by an increase in provision for income taxes of $35,000. Net income as a percentage of net sales for the three months ended June 30, 2019 was 8.8%, compared to 7.9% for the same period of 2018. Basic and diluted earnings per common share for the three months ended June 30, 2019 and 2018 were $0.08 and $0.07, respectively.

Net income for the six months ended June 30, 2019 was $2,228,000, compared to net income of $1,467,000 for the same period of 2018, representing an increase of $761,000, or 51.9%. The net income increase was due to an increase in income before provision for income taxes of $948,000, partially offset by an increase in provision for income taxes of $187,000. Net income as a percentage of net sales for the six months ended June 30, 2019 was 9.4%, and net income as a percentage of net sales for the same period of 2018 was 6.2%. Basic and diluted earnings per common share for the six months ended June 30, 2019 and 2018 were $0.17 and $0.10, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had cash of $5,502,000 and working capital of $25,152,000, representing an increase in working capital of $612,000 from $24,540,000 as of December 31, 2018. As of June 30, 2019, the Company’s current ratio (current assets/current liabilities) was 13:1, compared to a 14:1 current ratio as of December 31, 2018. Cash decreased by 21.5%, or $1,505,000, to $5,502,000 as of June 30, 2019, compared to $7,007,000 as of December 31, 2018 but increased from $4,488,000 as of March 31, 2019. The decrease in cash from December 31, 2018 was due to cash provided by operating activities of $193,000, cash used in financing activities of $1,577,000 and cash used in investing activities of $121,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of June 30, 2019, the prime interest rate was 5.50%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of June 30, 2019. As of June 30, 2019, we did not have any borrowings under this credit facility and do not anticipate using it in the near future. The credit facility includes customary financial and non-financial debt covenants. As of June 30, 2019 we believe that we are in compliance with all such covenants.

Alpha Pro Tech, Ltd.

Net cash provided by operating activities of $193,000 for the six months ended June 30, 2019 was due to net income of $2,228,000, impacted primarily by the following: stock-based compensation expense of $260,000, depreciation and amortization expense of $267,000, gain on marketable securities of $609,000, equity in income of unconsolidated affiliate of $361,000, operating lease expense net of accretion of $366,000, an increase in accounts receivable of $704,000, a decrease in prepaid expenses of $589,000, an increase in inventory of $991,000, a decrease in accounts payable and accrued liabilities of $525,000 and a decrease in lease liabilities of $327,000.

Accounts receivable increased by $704,000, or 13.2%, to $6,022,000 as of June 30, 2019, from $5,318,000 as of December 31, 2018. The increase in accounts receivable was primarily related to increased sales in the latter half of the second quarter of 2019 compared to the same period fourth quarter of 2018. The number of days that sales remained outstanding as of June 30, 2019, calculated by using an average of accounts receivable outstanding and annual revenue, was 56 days, compared to 40 days as of December 31, 2018.

Inventory increased by $991,000, or 10.0%, to $10,869,000 as of June 30, 2019, from $9,878,000 as of December 31, 2018. The increase was primarily due to an increase in inventory for the Building Supply segment of $1,082,000, or 25.1%, to $5,384,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $91,000, or 1.6%, to $5,485,000,

Prepaid expenses decreased by $589,000, or 14.7%, to $3,410,000 as of June 30, 2019, from $3,999,000 as of December 31, 2018. The decrease was primarily due to a decrease in deposits for the purchase of inventory for the Building Supply segment.

Right-of-use assets as of June 30, 2019 decreased by $366,000 to $3,089,000 from $3,455,000 as of January 1, 2019 when ASC 842 was adopted.

Accounts payable and accrued liabilities as of June 30, 2019 decreased by $525,000, or 27.3%, to $1,395,000, from $1,920,000 as of December 31, 2018. The change was primarily due to a decrease in accrued liabilities as a result of payments of 2018 year-end commissions and bonuses.

Lease liabilities as of June 30, 2019 decreased by $327,000 to $3,128,000 from $3,455,000 as of January 1, 2019. This is the result of adopting ASC 842, Leases.

Net cash used in investing activities was $121,000 for the six months ended June 30, 2019, compared to net cash used in investing activities of $240,000 for the same period of 2018. Investing activities for the six months ended June 30, 2019 consisted of the purchase of property and equipment of $254,000 and proceeds from the sale of marketable securities of $133,000. Investing activities for the six months ended June 30, 2018 consisted of the purchase of property and equipment of $240,000.

Net cash used in financing activities was $1,577,000 for the six months ended June 30, 2019, compared to net cash used in financing activities of $1,497,000 for the same period of 2018. Net cash used in financing activities for the six months ended June 30, 2019 resulted from the payment of $1,636,000 for the repurchase of common stock, partially offset by proceeds of $59,000 from the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2018 resulted from the payment of $1,617,000 for the repurchase of common stock, partially offset by proceeds of $120,000 from the exercise of stock options.

As of June 30, 2019, we had $1,063,000 available for additional stock purchases under our stock repurchase program. For the six months ended June 30, 2019, we repurchased 427,000 shares of common stock at a cost of $1,636,000. As of June 30, 2019, we had repurchased a total of 17,630,907 shares of common stock at a cost of $33,405,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Alpha Pro Tech, Ltd.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right- of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 to the Condensed Consolidated Financial Statements (Unaudited), which appear elsewhere in this report.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoptions permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2019	66,300	$3.60	66,300	$1,450,000
May 1 - 31, 2019	66,100	3.65	66,100	1,206,000
June 1 - 30, 2019	39,600	3.57	39,600	1,063,000
	172,000	3.61	172,000

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2019.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: August 6, 2019	BY: /s/ Lloyd Hoffman
Lloyd Hoffman President and Chief Executive Officer

DATE: August 6, 2019	BY: /s/ Colleen McDonald
Colleen McDonald Chief Financial Officer