Form 10-Q
period 2019-09-30
ALPHA PRO TECH LTD
filed 2019-11-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2019
Common Stock, $0.01 par value	13,021,171 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2019	2018 (1)
Assets
Current assets:
Cash	$5,106,000	$7,007,000
Investments	348,000	258,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 and $64,000 as of September 30, 2019 and December 31, 2018	5,414,000	4,935,000
Accounts receivable, related party	755,000	383,000
Inventories	11,255,000	9,878,000
Right-of-use assets	682,000	-
Prepaid expenses	3,144,000	3,999,000
Total current assets	26,704,000	26,460,000

Property and equipment, net	4,002,000	3,244,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	13,000	16,000
Right-of-use assets, net of current portion	2,239,000	-
Equity investment in unconsolidated affiliate	4,851,000	4,480,000
Total assets	$37,864,000	$34,255,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$674,000	$578,000
Accrued liabilities	844,000	1,342,000
Lease liabilities	670,000	-
Total current liabilities	2,188,000	1,920,000

Lease liabilities, net of current portion	2,292,000	-
Deferred income tax liabilities, net	141,000	141,000
Total liabilities	4,621,000	2,061,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,004,507 and 13,502,684 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	130,000	135,000
Additional paid-in capital	1,058,000	2,669,000
Retained earnings	32,055,000	29,390,000
Total shareholders' equity	33,243,000	32,194,000
Total liabilities and shareholders' equity	$37,864,000	$34,255,000

(1) The condensed consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$12,027,000	$12,104,000	$35,745,000	$35,655,000

Cost of goods sold, excluding depreciation and amortization	7,807,000	7,519,000	22,616,000	21,896,000
Gross profit	4,220,000	4,585,000	13,129,000	13,759,000

Operating expenses:
Selling, general and administrative	3,172,000	2,676,000	10,108,000	10,024,000
Depreciation and amortization	142,000	140,000	410,000	430,000
Total operating expenses	3,314,000	2,816,000	10,518,000	10,454,000

Income from operations	906,000	1,769,000	2,611,000	3,305,000

Other income:
Equity in income of unconsolidated affiliate	10,000	103,000	371,000	393,000
Gain (loss) on marketable securities	(387,000)	25,000	223,000	(40,000)
Interest income, net	18,000	1,000	52,000	2,000
Total other income (loss)	(359,000)	129,000	646,000	355,000

Income before provision for income taxes	547,000	1,898,000	3,257,000	3,660,000

Provision for income taxes	110,000	359,000	592,000	653,000

Net income	$437,000	$1,539,000	$2,665,000	$3,007,000

Basic earnings per common share	$0.03	$0.11	$0.20	$0.21

Diluted earnings per common share	$0.03	$0.11	$0.20	$0.21

Basic weighted average common shares outstanding	13,056,173	13,795,007	13,209,598	14,031,518

Diluted weighted average common shares outstanding	13,075,692	13,853,619	13,238,026	14,076,033

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Net income	-	-	-	1,218,000	1,218,000
Common stock repurchased and retired	(255,000)	(2,000)	(1,006,000)	-	(1,008,000)
Stock-based compensation expense	-	-	122,000	-	122,000
Options exercised	33,334	-	60,000	-	60,000
Balance as of March 31, 2019	13,281,018	$133,000	$1,845,000	$30,608,000	$32,586,000
Net income	-	-	-	1,010,000	1,010,000
Common stock repurchased and retired	(172,000)	(2,000)	(626,000)	-	(628,000)
Stock-based compensation expense	-	-	138,000	-	138,000
Options exercised	-	-	-	-	-
Balance as of June 30, 2019	13,109,018	$131,000	$1,357,000	$31,618,000	$33,106,000
Net income	-	-	-	437,000	437,000
Common stock repurchased and retired	(121,010)	(1,000)	(427,000)	-	(428,000)
Stock-based compensation expense	-	-	93,000	-	93,000
Options exercised	16,499	-	35,000	-	35,000
Balance as of September 30, 2019	13,004,507	130,000	1,058,000	32,055,000	33,243,000

For the Nine Months Ended September 30, 2018

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Net income				-	508,000	508,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Common stock repurchased and retired	(153,000)	(1,000)	(575,000)	-	-	(576,000)
Stock-based compensation expense		-	78,000	-	-	78,000
Options exercised	50,000	-	77,000	-	-	77,000
Balance as of March 31, 2018	14,187,749	$142,000	$4,995,000	$-	$26,273,000	$31,410,000
Net income	-	-	-	-	959,000	959,000
Common stock repurchased and retired	(300,000)	(4,000)	(1,037,000)	-	-	(1,041,000)
Stock-based compensation expense	-	-	118,000	-	-	118,000
Options exercised	21,667	1,000	42,000	-	-	43,000
Balance as of June 30, 2018	13,909,416	$139,000	$4,118,000	$-	$27,232,000	$31,489,000
Net income	-	-	-	-	1,540,000	1,540,000
Common stock repurchased and retired	(340,000)	(3,000)	(1,208,000)	-	-	(1,211,000)
Stock-based compensation expense	-	-	116,000	-	-	116,000
Options exercised	60,167	-	104,000	-	-	104,000
Balance as of September 30, 2018	13,629,583	$136,000	$3,130,000	$-	$28,772,000	$32,038,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$2,665,000	$3,007,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	353,000	312,000
Depreciation and amortization	410,000	430,000
Gain (loss) on marketable securities	(223,000)	40,000
Equity in income of unconsolidated affiliate	(371,000)	(393,000)
Operating lease expense, net of accretion	532,000	-
Changes in assets and liabilities:
Accounts receivable, net	(479,000)	(1,166,000)
Accounts receivable, related party	(372,000)	(134,000)
Inventories	(1,377,000)	897,000
Prepaid expenses	855,000	(834,000)
Accounts payable and accrued liabilities	(402,000)	(1,086,000)
Lease liabilities	(492,000)	-

Net cash provided by operating activities	1,099,000	1,073,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,164,000)	(424,000)
Proceeds from sales of marketable securities	133,000	15,000

Net cash used in investing activities	(1,031,000)	(409,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	95,000	224,000
Repurchase of common stock	(2,064,000)	(2,828,000)

Net cash used in financing activities	(1,969,000)	(2,604,000)

Decrease in cash	(1,901,000)	(1,940,000)

Cash, beginning of the period	7,007,000	8,763,000

Cash, end of the period	$5,106,000	$6,823,000

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on January 1, 2019, the Company recorded $3,455,000 of right-of-use assets and related operating lease liabilities (see Note 5).

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

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment during the first quarter of 2019. The disclosures herein reflect this current segmentation.

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label, and are predominantly sold in the United States of America (“US”).

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with US generally accepted accounting principles (“US GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”), filed with the SEC on March 6, 2019. The results of operations for the three and nine months ended September 30, 2019 reported in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2018 was prepared using information from the audited consolidated balance sheet contained in the 2018 Form 10-K; however, it does not include all disclosures required by US GAAP for annual consolidated financial statements.

As of January 1, 2018, the Company adopted the new accounting standard, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This standard was retrospectively adopted for the 2017 year, and there was no cumulative effect adjustment upon adoption. Under ASC 606, net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. In connection with the adoption of ASC 606, the Company determined that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

For the nine months ended September 30, 2019 and 2018, 370,000 and 349,750 stock options were granted under the Company’s option plan, respectively. The Company recognized $353,000 and $312,000 in stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table summarizes stock option activity for the nine months ended September 30, 2019:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2018	1,022,913	$2.69
Granted to employees and non-employee directors	370,000	3.59
Exercised	(49,833)	1.90
Canceled/expired/forfeited	-	0.00
Options outstanding, September 30, 2019	1,343,080	2.96
Options exercisable, September 30, 2019	676,580	2.44

As of September 30, 2019, $354,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.13 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Investments

As of September 30, 2019 and December 31, 2018, investments totaled $348,000 and $258,000, respectively, which consisted of equity securities. No marketable securities were sold during the three months ended September 30, 2019, and 20,000 shares were sold during the three months ended September 30, 2018. The total loss on marketable securities during the three months ended September 30, 2019 was $387,000, and the unrealized gain on marketable securities during the three months ended September 30, 2018 was $25,000. The loss for the three months ended September 30, 2019 was due to an unrealized loss of $387,000. Certain marketable securities were sold during the nine months ended September 30, 2019 and September 30, 2018. The total gain on marketable securities during the nine months ended September 30, 2019 was $223,000 and the unrealized loss on marketable securities during the nine months ended September 30, 2018 was $40,000. The gain for the nine months ended September 30, 2019 was due to an unrealized gain of $168,000 and a realized gain of $55,000. The gain for the nine months ended September 30, 2018 was due to an unrealized loss of $43,000 and a realized gain of $3,000.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30,	December 31,
	2019	2018

Raw materials	$4,466,000	$4,732,000
Work in process	2,578,000	825,000
Finished goods	4,211,000	4,321,000
	$11,255,000	$9,878,000

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

This joint venture positions Alpha ProTech Engineered Products, Inc. to respond to current and expected increased product demand for housewrap and synthetic roof underlayment and provides future capacity for sales of specialty roofing component products and custom products for industrial applications requiring high quality extrusion coated fabrics. In addition, the joint venture now supplies products for the Company’s Disposable Protective Apparel segment.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2019 or December 31, 2018.

For the three months ended September 30, 2019 and 2018, Alpha Pro Tech purchased $4,849,000 and $4,535,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2019 and 2018, Alpha Pro Tech purchased $15,300,000 and $12,036,000 of inventories, respectively, from Harmony.

For the three months ended September 30, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $10,000 and $103,000, respectively, related to Harmony. For the nine months ended September 30, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $371,000 and $393,000, respectively, related to Harmony.

As of September 30, 2019, the Company’s investment in Harmony was $4,851,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,420,000, less $942,000 in repayments of the advance and $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Accrued Liabilities

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018

Payroll expenses and taxes payable	$216,000	$269,000
Commissions and bonuses payable and general accrued liabilities	628,000	1,073,000
Total accrued liabilities	$844,000	$1,342,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (numerator)	$437,000	$1,539,000	$2,665,000	$3,007,000

Shares (denominator):
Basic weighted average common shares outstanding	13,056,173	13,795,007	13,209,598	14,031,518
Add: dilutive effect of common stock options	19,519	58,612	28,428	44,515

Diluted weighted average common shares outstanding	13,075,692	13,853,619	13,238,026	14,076,033

Earnings per common share:
Basic	$0.03	$0.11	$0.20	$0.21
Diluted	$0.03	$0.11	$0.20	$0.21

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

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

(2) Disposable Protective Apparel: consisting of a complete line of disposable protective garments, including shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods, as well as face masks and face shields for the pharmaceutical, cleanroom, industrial, medical and dental markets. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Building Supply	$7,215,000	$6,979,000	$20,423,000	$20,220,000
Disposable Protective Apparel	4,812,000	5,125,000	15,322,000	15,435,000
Consolidated net sales	$12,027,000	$12,104,000	$35,745,000	$35,655,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Building Supply	$1,010,000	$1,130,000	$2,819,000	$3,191,000
Disposable Protective Apparel	839,000	1,194,000	3,140,000	3,502,000
Total segment income	1,849,000	2,324,000	5,959,000	6,693,000

Unallocated corporate overhead expenses	1,302,000	426,000	2,702,000	3,033,000
Provision for income taxes	110,000	359,000	592,000	653,000
Consolidated net income	$437,000	$1,539,000	$2,665,000	$3,007,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Building Supply	$1,908,000	$1,908,000
Disposable Protective Apparel	1,109,000	400,000
Total segment assets	3,017,000	2,308,000

Unallocated corporate assets	1,053,000	1,007,000
Total consolidated assets	$4,070,000	$3,315,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales by geographic region
United States	$11,806,000	$11,918,000	$35,004,000	$34,977,000
International	221,000	186,000	741,000	678,000

Consolidated net sales	$12,027,000	$12,104,000	$35,745,000	$35,655,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and nine months ended September 30, 2019 and 2018, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Long-lived assets by geographic region
United States	$3,240,000	$2,528,000
International	762,000	716,000

Consolidated total long-lived assets	$4,002,000	$3,244,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Related Party Transactions

As of September 30, 2019, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 to these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at September 30, 2019 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of September 30, 2019, the Company had operating lease right-of-use assets of $2,921,000 and operating lease liabilities of $2,962,000. As of September 30, 2019, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 and $603,000 during the three and nine months ended September 30, 2019, respectively.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2019 were as follows:

September 30,
2019
Remaining three months of 2019	$181,000
2020	797,000
2021	776,000
2022	670,000
2023	676,000
Thereafter	135,000
Total future minimum lease payments	3,235,000
Less imputed interest	(273,000)
Total lease liabilities	$2,962,000

As of September 30, 2019, the weighted average remaining lease term of the Company’s operating leases was 4.78 years. During the nine months ended September 30, 2019, the weighted average discount rate with respect to these leases was 4.32%.

14.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2019 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2019 (the “2018 Form 10-K”).

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties, including the risks described in Part I, Item IA, “Risk Factors, “in the 2018 Form 10-K. These and many other factors could affect the Company’s future operating results, and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The general term for receivables is net 30 days.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote.

Leases: We determine if an arrangement is a lease at inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our condensed consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate, and, therefore, we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our condensed consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring the promised products to the customer, with revenue being recognized at the point in time at which the customer obtains control of the products. This generally occurs when title passes to the customer upon delivery, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time at which the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in domestic and foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that it has no material contract assets, and has concluded that its contract liabilities (primarily rebates) have the right of offset against customer receivables.

See Note 10 and Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which appear elsewhere in this report, for information on revenue disaggregated by type and by geographic region.

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

Our products are grouped into two business segments: the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; and the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.1%	37.9%	36.7%	38.6%
Selling, general and administrative expenses	26.4%	22.1%	28.3%	28.1%
Income from operations	7.5%	14.6%	7.3%	9.3%
Income before provision for income taxes	4.5%	15.7%	9.1%	10.3%
Net income	3.6%	12.7%	7.5%	8.4%

Three and Nine months ended September 30, 2019, compared to Three and Nine months ended September 30, 2018

Sales. Consolidated sales for the three months ended September 30, 2019 decreased slightly to $12,027,000 from $12,104,000 for the three months ended September 30, 2018, representing a decrease of $77,000, or 0.6%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment (now including face masks and face shields) of $313,000, partially offset by increased sales in the Building Supply segment of $236,000.

Building Supply segment sales for the three months ended September 30, 2019 increased by $236,000, or 3.4%, to $7,215,000, compared to $6,979,000 for the same period of 2018. This segment increase was primarily due to an increase in sales of the economy TECHNO SB® family brand of synthetic roof underlayment and by an increase in sales of economy REX™ Wrap brand of housewrap, partially offset by a decrease in sales of other woven material. For the three months ended September 30, 2019, synthetic roof underlayment sales increased by 16.7% and housewrap sales increased by 15.4%, partially offset by a decrease in sales of other woven material of 56.1% compared to the same period of 2018.

In the second quarter of 2019, we expanded our TECHNO family of spunbond based (SB) synthetic roof underlayment products, and we are very encouraged by the early success of our new TECHNO SB® 25 product, which was instrumental in our 60.6% growth of the TECHNO family and 16.7% overall growth in synthetic roof underlayment during the third quarter of 2019 compared to the same quarter of 2018. Housewrap sales were up 15.4% for the quarter as a result of improved U.S. housing starts and our increased efforts to grow market share, and we expect continued growth as optimism continues in the market. Sales of other woven material were down significantly as a result of our largest customer in this category having excess inventory and a slowdown in orders from its customers. As mentioned in our second quarter Form 10-Q, we do expect this to continue for the remainder of the year. The sales mix of the Building Supply segment for the three months ended September 30, 2019 was 48% for synthetic roof underlayment, 46% for housewrap and 6% for other woven material. This sales mix is compared to 44% for synthetic roof underlayment, 42% for housewrap and 14% for other woven material for the three months ended September 30, 2018.

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2019 decreased by $313,000, or 6.1%, to $4,812,000, compared to $5,125,000 for the same period of 2018. This segment decrease was primarily due to a 7.2% decrease in sales of disposable protective garments and a decrease in sales of face shields, partially offset by an increase in sales of face masks. The decrease was primarily due to decreased sales to a large national distributor that lost business in a bid situation to another one of our national distributors. The end user continues to use our Critical Cover® Brand, and, once such end user runs through its current inventory, we expect to continue to purchase our brand through the distributor that won the bid. To a lesser extent, the decrease was due to lower sales to our major international supply chain partner, however, this partner’s sales for the three months ended September 30, 2019 to its end users were up 8%, demonstrating demand for our products. The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2019 was 76% for disposable protective garments, 16% for face masks and 8% for face shields. This sales mix is compared to 76% for disposable protective garments, 14% for face masks and 10% for face shields for the three months ended September 30, 2018.

Alpha Pro Tech, Ltd.

Consolidated sales for the nine months ended September 30, 2019 increased slightly to $35,745,000 from $35,655,000 for the nine months ended September 30, 2018, representing an increase of $90,000, or 0.3%. This, increase consisted of increased sales in the Building Supply segment of $203,000, partially offset by decreased sales in the Disposable Protective Apparel Segment of $113,000.

Building Supply segment sales for the nine months ended September 30, 2019 increased by $203,000, or 1.0%, to $20,423,000, compared to $20,220,000 for the same period of 2018. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis. The Building Supply segment increase was primarily due to a 5.3% increase in our core building products, including an increase in sales of synthetic roof underlayment of 11.1% and an increase in sales of housewrap of 1.5% compared to the same period of 2018. Sales of other woven material decreased by 26.8% compared to the same period of 2018. Synthetic roof underlayment sales have increased as a result of increased sales of the TECHNO family products and management expects continued growth from this product line. Although Housewrap sales in the first half of 2019 were negatively affected by softer U.S. housing starts due in part to unusually severe weather across many parts of the country, sales in the third quarter of 2019 increased 15.4% and we expect continued growth in housewrap sales due to the current positive outlook towards housing starts. Other woven material sales were down significantly in the third quarter of 2019, as mentioned above, due to lower orders from a customer that currently has excess inventory and has seen a decline in its business. The sales mix of the Building Supply segment for the nine months ended September 30, 2019 was 47% for synthetic roof underlayment, 45% for housewrap and 8% for other woven material. This compared to 43% for synthetic roof underlayment, 45% for housewrap and 12% for other woven material for the nine months ended September 30, 2018.

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2019 slightly decreased by $113,000, or 0.7%, to $15,322,000, compared to $15,435,000 for the same period of 2018. This segment decrease was primarily due to a decrease in sales of face masks and face shields, partially offset by a 1.3% increase in sales of disposable protective garments. Mask sales have been negatively affected by a less severe flu season in 2019, and face shield sales have decreased primary due to a one-time sale in 2018 that did not recur in 2019. The increase in disposable protective garments was primarily due to increased sales to our major international supply chain partner, primarily offset by decreased sales to a national distributor whose end-user was over stocked and who we anticipate will be purchasing again in the future. The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2019 was 76% for disposable protective clothing, 16% for face masks and 8% for face shields. This sales mix is compared to 75% for disposable protective garments, 16% for face masks and 9% for face shields for the nine months ended September 30, 2018.

Gross Profit. Gross profit decreased by $365,000, or 8.0%, to $4,220,000 for the three months ended September 30, 2019, from $4,585,000 for the same period of 2018. The gross profit margin was 35.1% for the three months ended September 30, 2019, compared to 37.9% for the same period of 2018. For the three months ended September 30, 2019, gross profit margin was negatively affected as certain products that were tariff free until June 4, 2019 under the U.S. Customs and Borders Protection Generalized System of Preferences (“GSP”) will no longer be duty free, as the government program was terminated. This termination of tariff free GSP products primarily affected gross profit of the Disposable Protective Apparel segment and to a much lesser extent the Building Supply segment. In addition, both segments were negatively impacted by increased rebates. Gross profit margin was also affected by a change in product mix in the Building Supply segment, with significant growth in the TECHNO family economy line of synthetic roof underlayment, which has a lower gross margin. As stated above, in the second quarter of 2019, we expanded our TECHNO family of spunbond based (SB) products to include our new TECHNO SB® 25 product, which was marketed with a lower introductory price that impacted gross profit in the quarter. Pricing of the TECHNO SB® family will be increased during the latter part of the fourth quarter this year, which will improve gross profit margin going forward. Management expects that gross profit margin should be in the mid-to-high thirty percent range next year.

Alpha Pro Tech, Ltd.

Gross profit decreased by $630,000, or 4.6%, to $13,129,000 for the nine months ended September 30, 2019, from $13,759,000 for the same period of 2018. The gross profit margin was 36.7% for the nine months ended September 30, 2019, compared to 38.6% for the same period of 2018. Gross profit margin was negatively affected by a change in product mix in the Building Supply segment, with significant growth in the economy line of synthetic roof underlayment, which has a lower gross margin. In addition, both segments were negatively impacted by increased rebates, as well as the elimination of tariff free GSP products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $496,000, or 18.5%, to $3,172,000 for the three months ended September 30, 2019, from $2,676,000 for the three months ended September 30, 2018. As a percentage of net sales, selling, general and administrative expenses increased to 26.4% for the three months ended September 30, 2019, from 22.1% for the same period of 2018. The increase in selling, general and administrative expenses was primarily the result of a cost recovery in the third quarter of 2018 that did not recur in the third quarter of 2019. The recovery in 2018 was due to a cost recovery from our former litigation counsel.

The change in expenses by segment for the three months ended September 30, 2019 was as follows: Corporate unallocated expenses increased by $480,000, or 109.1%; Building Supply increased by $28,000, or 2.3%; and Disposable Protective Apparel (which now includes expenses from the former Infection Control segment) decreased by $12,000, or 1.2%. The increase in corporate unallocated expenses was primarily due to the cost recovery from our former litigation counsel that occurred in 2018 and did not recur in 2019, mentioned above.

Selling, general and administrative expenses increased slightly by $84,000, or 0.8%, to $10,108,000 for the nine months ended September 30, 2019, from $10,024,000 for the nine months ended September 30, 2018. As a percentage of net sales, selling, general and administrative expenses increased slightly to 28.3% for the nine months ended September 30, 2019, from 28.1% for the same period of 2018. The increase was primarily a result of increased Building Supply segment trade show expenses.

The change in expenses by segment for the nine months ended September 30, 2019 was as follows: Building Supply increased by $174,000, or 4.6%; Disposable Protective Apparel decreased by $70,000 or 2.1%; and corporate unallocated expenses were down $20,000, or 0.7%. The increase in the Building Supply segment expenses was primarily due to increased trade show, sales commission and sales-related travel expenses. The decrease in the Disposable Protective Apparel segment expenses was related to lower commissions, and the decrease in corporate unallocated expenses was primarily due to lower expenses for professional fees.

In accordance with the terms of his employment agreement, the Company’s President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $36,000 was accrued for the three months ended September 30, 2019, as compared to $100,000 for the same period of 2018. A bonus amount of $171,000 was accrued for the nine months ended September 30, 2019, as compared to $193,000 for the same period of 2018.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,000, or 1.4%, to $142,000 for the three months ended September 30, 2019, from $140,000 for the three months ended September 30, 2018. Depreciation and amortization expense decreased by $20,000, or 4.7%, to $410,000 for the nine months ended September 30, 2019, from $430,000 for the same period of 2018. The decrease was primarily attributable to decreased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $863,000, or 48.8%, to $906,000 for the three months ended September 30, 2019, compared to $1,769,000 for the three months ended September 30, 2018. The decreased income from operations was primarily due to a decrease in gross profit of $365,000, an increase in selling, general and administrative expenses of $496,000 and an increase in depreciation and amortization expense of $2,000. Income from operations for the third quarter of 2018 was positively impacted by the cost recovery from our former litigation counsel, as mentioned above, and is the primary reason for the increase in selling, general and administrative expenses in the third quarter of 2019. Income from operations as a percentage of net sales for the three months ended September 30, 2019 was 7.5%, compared to 14.6% for the same period of 2018.

Alpha Pro Tech, Ltd.

Income from operations decreased by $694,000, or 21.0%, to $2,611,000 for the nine months ended September 30, 2019, compared to $3,305,000 for the nine months ended September 30, 2018. The decreased income from operations was primarily due to a decrease in gross profit of $630,000 and an increase in selling, general and administrative expenses of $84,000, partially offset by a decrease in depreciation and amortization expense of $20,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2019 was 7.3%, compared to 9.3% for the same period of 2018.

Other Income. Other income decreased by $488,000 to a loss of $359,000 for the three months ended September 30, 2019 from income of $129,000 for the same period of 2018. The decrease was primarily due to a loss on marketable securities in the third quarter of 2019 compared to a gain on marketable securities during the same period of 2018 for a net change of $412,000, and a decrease in equity in income of unconsolidated affiliate of $93,000, partially offset by an increase in interest income of $17,000 due to restructuring the interest terms on our operating cash accounts.

Other income consisted of equity in income of unconsolidated affiliate of $10,000, a loss on marketable securities of $387,000 and interest income of $18,000 for the three months ended September 30, 2019. Other income consisted of equity in income of unconsolidated affiliate of $103,000, a gain on marketable securities of $25,000 and interest income of $1,000 for the three months ended September 30, 2018.

Other income increased by $291,000 to $646,000 for the nine months ended September 30, 2019, from $355,000 for the same period of 2018. The increase was primarily due to the gain on marketable securities for the nine months ended September 30, 2019 compared to a loss on marketable securities during the same period of 2018, for a net change of $263,000, and an increase in interest income of $50,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $22,000.

Other income consisted of equity in income of unconsolidated affiliate of $371,000, a gain on marketable securities of $223,000 and interest income of $52,000 for the nine months ended September 30, 2019. Other income consisted primarily of equity in income of unconsolidated affiliate of $393,000, a loss on marketable securities of $40,000 and interest income of $2,000 for the nine months ended September 30, 2018.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2019 was $547,000, compared to income before provision for income taxes of $1,898,000 for the three months ended September 30, 2018, representing a decrease of $1,351,000, or 71.2%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $863,000, which was negatively impacted by the mediated litigation settlement in the third quarter of 2018 that did not recur in the third quarter of 2019 and a decrease in other income of $488,000, which was primarily related to an unrealized loss on marketable securities in the third quarter of 2019.

Income before provision for income taxes for the nine months ended September 30, 2019 was $3,257,000, compared to income before provision for income taxes of $3,660,000 for the nine months ended September 30, 2018, representing a decrease of $403,000, or 11.0%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $694,000, partially offset by an increase in other income of $291,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2019 was $110,000, compared to $359,000 for the same period of 2018. The effective tax rate was 20.1% for the three months ended September 30, 2019, compared to 18.9% for the same period of 2018. The Company does not record a tax provision on equity in income of unconsolidated affiliate.

The provision for income taxes for the nine months ended September 30, 2019 was $592,000, compared to $653,000 for the same period of 2018. The effective tax rate was 18.2% for the nine months ended September 30, 2019, compared to 17.8% for the same period of 2018. As mentioned above, the Company does not record a tax provision on equity in income of unconsolidated affiliate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended September 30, 2019 was $437,000, compared to net income of $1,539,000 for the same period of 2018, representing a decrease of $1,102,000, or 71.6%. The net income decrease was due to a decrease in income before provision for income taxes of $1,351,000, partially offset by a decrease in provision for income taxes of $249,000. As mentioned above, net income in the third quarter of 2019 was negatively impacted by two large factors; the cost recovery from our former litigation counsel in the third quarter of 2018 that did not recur in third quarter of 2019 and the unrealized loss on marketable securities in the third quarter of 2019. Net income as a percentage of net sales for the three months ended September 30, 2019 was 3.6%, compared to 12.7% for the same period of 2018. Basic and diluted earnings per common share for the three months ended September 30, 2019 and 2018 were $0.03 and $0.11, respectively.

Net income for the nine months ended September 30, 2019 was $2,665,000, compared to net income of $3,007,000 for the same period of 2018, representing a decrease of $342,000, or 11.4%. The net income decrease was due to a decrease in income before provision for income taxes of $403,000, partially offset by a decrease in provision for income taxes of $61,000. Net income as a percentage of net sales for the nine months ended September 30, 2019 was 7.5%, and net income as a percentage of net sales for the same period of 2018 was 8.4%. Basic and diluted earnings per common share for the nine months ended September 30, 2019 and 2018 were $0.20 and $0.21, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had cash of $5,106,000 and working capital of $24,516,000, representing a decrease in working capital of $24,000 from $24,540,000 as of December 31, 2018. As of September 30, 2019, the Company’s current ratio (current assets/current liabilities) was 12:1, compared to a 14:1 current ratio as of December 31, 2018. Cash decreased by 27.1%, or $1,901,000, to $5,106,000 as of September 30, 2019, compared to $7,007,000 as of December 31, 2018. The decrease in cash from December 31, 2018 was due to cash provided by operating activities of $1,099,000, cash used in financing activities of $1,969,000 and cash used in investing activities of $1,031,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of September 30, 2019, the prime interest rate was 5.00%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of September 30, 2019. As of September 30, 2019, we did not have any borrowings under this credit facility and do not anticipate using it in the near future. The credit facility includes customary financial and non-financial debt covenants. As of September 30, 2019 we believe that we are in compliance with all such covenants.

Net cash provided by operating activities of $1,099,000 for the nine months ended September 30, 2019 was due to net income of $2,665,000, impacted primarily by the following: stock-based compensation expense of $353,000, depreciation and amortization expense of $410,000, loss on marketable securities of $223,000, equity in income of unconsolidated affiliate of $371,000, operating lease expense net of accretion of $532,000, an increase in accounts receivable of $851,000, a decrease in prepaid expenses of $855,000, an increase in inventory of $1,377,000, a decrease in accounts payable and accrued liabilities of $402,000 and a decrease in lease liabilities of $492,000.

Accounts receivable increased by $851,000, or 16.0%, to $6,169,000 as of September 30, 2019, from $5,318,000 as of December 31, 2018. The increase in accounts receivable was primarily related to increased sales in the latter half of the third quarter of 2019 compared to the same period fourth quarter of 2018. The number of days that sales remained outstanding as of September 30, 2019, calculated by using an average of accounts receivable outstanding and annual revenue, was 44 days, compared to 40 days as of December 31, 2018.

Inventory increased by $1,377,000, or 13.9%, to $11,255,000 as of September 30, 2019, from $9,878,000 as of December 31, 2018. The increase was primarily due to an increase in inventory for the Building Supply segment of $1,454,000, or 33.8%, to $5,756,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $77,000, or 1.4%, to $5,499,000,

Alpha Pro Tech, Ltd.

Prepaid expenses decreased by $855,000, or 21.4%, to $3,144,000 as of September 30, 2019, from $3,999,000 as of December 31, 2018. The decrease was primarily due to prepayments for equipment that has now been received and a decrease in tax prepayments, partially offset by increased prepaid insurance and deposits for the purchase of inventory.

Right-of-use assets as of September 30, 2019 decreased by $534,000 to $2,921,000 from $3,455,000 as of January 1, 2019 when ASC 842 Leases was adopted.

Lease liabilities as of September 30, 2019 decreased by $493,000 to $2,962,000 from $3,455,000 as of January 1, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of amortizing the balance over the life of the lease.

Accounts payable and accrued liabilities as of September 30, 2019 decreased by $402,000, or 20.9%, to $1,518,000, from $1,920,000 as of December 31, 2018. The change was primarily due to a decrease in accrued liabilities as a result of payments of 2018 year-end commissions and bonuses and a decreased accrued payroll.

Net cash used in investing activities was $1,031,000 for the nine months ended September 30, 2019, compared to net cash used in investing activities of $409,000 for the same period of 2018. Investing activities for the nine months ended September 30, 2019 consisted of the purchase of property and equipment of $1,164,000 for both the Building Supply segment and the Disposable Apparel Products segment and proceeds from the sale of marketable securities of $133,000. Investing activities for the nine months ended September 30, 2018 consisted of the purchase of property and equipment of $424,000 and proceeds from the sale of marketable securities of $15,000.

Net cash used in financing activities was $1,969,000 for the nine months ended September 30, 2019, compared to net cash used in financing activities of $2,604,000 for the same period of 2018. Net cash used in financing activities for the nine months ended September 30, 2019 resulted from the payment of $2,064,000 for the repurchase of common stock, partially offset by proceeds of $95,000 from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2018 resulted from the payment of $2,828,000 for the repurchase of common stock, partially offset by proceeds of $224,000 from the exercise of stock options.

As of September 30, 2019, we had $635,000 available for additional stock purchases under our stock repurchase program. For the nine months ended September 30, 2019, we repurchased 548,000 shares of common stock at a cost of $2,064,000. As of September 30, 2019, we had repurchased a total of 17,751,917 shares of common stock at a cost of $33,834,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2019, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2019	44,000	$3.51	44,000	$907,000
August 1 - 31, 2019	48,000	3.51	48,000	737,000
September 1 - 30, 2019	29,010	3.49	29,010	635,000
	121,010	3.51	121,010

(1) On December 20, 2018, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program.

SECURITIES SOLD

We did not sell unregistered equity securities during the period covered by this report.

Alpha Pro Tech, Ltd.

ITEM 6. EXHIBITS

3.1.1*	Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(f) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
3.1.2*

Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(j) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.1.3*

Certificate of Ownership and Merger (BFD Industries, Inc. into Alpha Pro Tech, Ltd.), incorporated by reference to Exhibit 3(l) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.2*	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2019.

* Filed in paper form with SEC

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 6, 2019	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 6, 2019	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer