Form 10-K
period 2019-12-31
ALPHA PRO TECH LTD
filed 2020-03-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019, was $34,753,782.

As of February 26, 2020, the registrant had outstanding 12,983,564 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on June 9, 2020 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2019. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2019. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2019 and 2018 and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019.

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

Our products are grouped into two business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; and (2) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

Until the first quarter of 2019, face masks and face shields were included in a separate business segment called Infection Control.

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

PRODUCTS

Our principal products are grouped into two business segments:

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

Disposable Protective Apparel

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), as well as face masks and face shields.

Our goal in the design and manufacture of all our disposable protective garments is to keep the wearer cool, clean, comfortable and to provide the right level of protection for the wearer and the wearer’s environment. To achieve this, we offer a comprehensive selection of materials and garment designs to meet a wide range of applications requirements. Our materials are clean, durable and offer the wearer a great comfort level. Our products are offered under proprietary materials such as ChemTech®, BarrierTech®, ComforTech®, AlphaGuard® and GenPro®, UltraGrip™, SafeStep® , MaxGrip® , AquaTrak® , SureGrip™ and NaviTrak®.

The vast majority of the disposable protective garments are manufactured through our joint venture in India, and, to a much lesser extent, by other contract manufacturers in Asia and Mexico, as described in more detail below under “Manufacturing.” Certain proprietary products are made using materials supplied by us.

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

Our N-95 Particulate Respirator National Institute for Occupational Safety and Health (“NIOSH”) approved face mask, which incorporates both the Positive Facial Lock® feature and the Magic Arch® feature, could experience increased demand during outbreaks of infectious disease, such as SARS in 2003, Bird Flu in 2006, H1N1 in 2009, Ebola 2014 and Wuhan Coronavirus in 2020 to combat the spread of these diseases.

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

All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment beginning with the first quarter of 2019. The disclosures herein reflect this current segmentation.

The Company’s products are sold under the “Alpha Pro Tech” brand name and under private label, and they are predominantly sold in the U.S.

Financial information related to the two segments can be found in Activity of Business Segments (Note 14) of the Notes to Consolidated Financial Statements.

MARKETS

Our products are sold to the following markets: (i) construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and (ii) disposable protective apparel products are sold to the industrial, cleanroom, medical and dental markets.

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

	Years Ended December 31,
	2019	2018

Net sales by geographic region
United States	$45,748,000	$45,595,000
International	917,000	1,029,000

Consolidated net sales	$46,665,000	$46,624,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2019 and 2018, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
Long-lived assets by geographic region
United States	$2,450,000	$2,528,000
International	1,493,000	716,000

Consolidated total long-lived assets	$3,943,000	$3,244,000

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

We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility located at 1287 West Fairway Drive, Nogales, Arizona. The majority of these products are manufactured by contract manufacturers in Asia and, to a much lesser extent, by a contract manufacturer in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. FDA with respect to the sale of our products. Our products are, however, subject to prescribed good manufacturing practices as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such good manufacturing practices. We are marketing a N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (OSHA) respirator guidelines and has been approved by the National Institute for Occupational Safety and Health (NIOSH). This product is designed to help prevent the inhalation of the tuberculosis bacteria.

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

EMPLOYEES

As of February 26, 2020, we had 115 full-time employees, including 15 employees at our principal executive office in Markham, Ontario, Canada; 19 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 35 employees at our Building Supply segment facility in Valdosta, Georgia; 18 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports, as well as our most recent proxy statement, as soon as reasonably practicable following the electronic filing of such reports with the SEC. These reports are also available on the SEC’s website (http://www.sec.gov).

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

Unfavorable economic conditions, including the impact of recessions and general economic downturns in the United States and throughout the world, may negatively affect the Company’s business and financial results.  These economic conditions could negatively impact (i) demand for our products, (ii) the number and types of products sold, (iii) our ability to collect accounts receivable on a timely basis from certain customers and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings.

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

We rely on a limited number of suppliers and contractors for the manufacture of our products. If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term.

There are risks associated with international manufacturing that could have a significant effect on our business.

We subcontract the manufacturing of some of our goods to Asia and Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

In particular, if the current novel coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions. These restrictions could disrupt our ability to receive manufactured products from China and may disrupt our suppliers located elsewhere who rely on products from China. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of supplies even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations

Our joint venture may present risks that are only present when third parties are involved.

We currently participate in a joint venture in India and may in the future enter into joint ventures with other companies or enterprises in international markets, including joint ventures in which we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for product distribution, local market knowledge or other resources. If we are unable to effectively cooperate with joint venture partners, or any joint venture partner fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted thereby.

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual propery could adversely affect our competitive advantage, our brand recognition and our business.

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

Policing unauthorized use of intellectual property is difficult. The laws of other countries may afford little or no effective protection of our technology. We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Litigation may result in substantial costs and diversion of resources, which could have a material adverse effect on our business, results of operations and financial condition.

Our industry is highly competitive, which may negatively affect our ability to grow our customer base and generate sales.

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

The Company’s growth objectives are largely dependent on the timing and market acceptance of our new product offerings, including our ability to continually renew our pipeline of new products and to bring those products to market.

This ability may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and our customers and suppliers and expose the Company to liability, which could adversely impact the Company’s business and reputation.

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. While we have not experienced any material losses related to cyber-attacks or information security breaches to date, any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

From time to time, the Company is subject to certain legal and regulatory proceedings in the ordinary course of business and otherwise. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments could lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, settlement, regulatory development or change in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including:

●	general economic and business conditions;
●	changing market conditions in the industries that we serve;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	conditions in U.S. and global securities markets and other capital markets;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by us or our competitors;
●	domestic and international health crises and pandemics;
●	our sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond our control.

In addition, our common stock price has recently experienced significant fluctuations due to speculation surrounding the effects of the novel coronavirus outbreak on our operations. Such fluctuations may create conditions in which the market price of our common stock does not reflect an accurate measure of the long-term value of our common stock.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

We invest in a publicly traded entity with a common stock price that is volatile, which could result in substantial losses for the Company.

The market price of the entity’s common stock has been volatile, and we expect that it will continue to be volatile as it is a publicly traded stock. In particular, the entity’s common stock may be subject to significant fluctuations in response to a variety of factors, including:

●	general economic and business conditions;
●	changing market conditions in the industries that it serves;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	conditions in U.S. and global securities markets and other capital markets;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by the entity or its competitors;
●	domestic and international health crises and pandemics;
●	its sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond its control.

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

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The approximate monthly rent is $28,000 for 60,000 square feet. This lease expires on December 31, 2020.

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

As of February 26, 2020, the Company’s common stock was held by 131 shareholders of record and approximately 4,400 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2019.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2019	59,000	$3.66	59,000	$417,000
November 1 - 30, 2019	39,000	3.46	39,000	281,000
December 1 - 31, 2019	37,900	3.38	37,900	2,152,000
	135,900	$3.52	135,900

(1)

Pursuant to the Company’s share repurchase program, on December 11, 2019, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program, the Company has authorized the repurchase of $37,520,000 of common stock, of which $2,152,000 was available to repurchase as of December 31, 2019.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2019. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. Our critical accounting policies and estimates include the following:

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

Our products are grouped into two business segments: (i) the Building Supply segment, consisting of construction weatherization products, such as housewrap and synthetic roof underlayment as well as other woven material; and (ii) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2019	2018
Net sales	100.0%	100.0%
Gross profit	36.4%	38.0%
Selling, general and administrative expenses	28.6%	28.6%
Income from operations	6.5%	8.3%
Income before provision for income taxes	7.9%	9.5%
Net income	6.4%	7.8%

Fiscal Year 2019 Compared to Fiscal Year 2018

Sales. Consolidated sales for the year ended December 31, 2019 increased slightly to $46,665,000, from $46,624,000 for the year ended December 31, 2018, representing an increase of $41,000, or 0.1%. This increase consisted of increased sales in the Building Supply segment of $541,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $500,000.

Building Supply segment sales for the year ended December 31, 2019 increased by $541,000, or 2.1%, to $26,576,000, compared to $26,035,000 for the year ended December 31, 2018. The Building Supply segment increase was primarily due to a 6.2% increase in our core building products, including an increase in sales of synthetic roof underlayment of 11.5% and an increase in sales of housewrap of 2.2%. Sales of other woven material decreased by 24.3% compared to the same period of 2018. The sales mix of the Building Supply segment for the year ended December 31, 2019 was 47% for synthetic roof underlayment, 44% for housewrap and 9% for other woven material. This compared to 44% for synthetic roof underlayment, 44% for housewrap and 12% for other woven material for the year ended December 31, 2018. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis.

During 2019, we expanded our TECHNO family of spunbond based (SB) synthetic roof underlayment products, and we are encouraged by the success of our new TECHNO SB® 25 product, which was instrumental in our 36.3% growth of the TECHNO family and 11.5% overall growth in synthetic roof underlayment in 2019 compared to 2018. Management expects continued growth from the TECHNO family of products. Although housewrap sales in the first half of 2019 were negatively affected by softer U.S. housing starts due in part to unusually severe weather across many parts of the country, housewrap sales were up 10.4% in the latter half of 2019 as a result of improved U.S. housing starts and our increased efforts to grow market share. We expect continued growth as optimism continues in the market. Sales of other woven material were down significantly in 2019 as a result of our largest customer in this category having excess inventory and a slowdown in orders from its customers. We anticipate sales to this customer to return to previous levels in 2020.

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2019 decreased by $500,000, or 2.4%, to $20,089,000, compared to $20,589,000 for 2018. This segment decrease was due to a slight decrease in sales of disposable protective garments and a decrease in sales of face masks and face shields. The slight decrease in sales of disposable protective garments was primarily due to decreased sales to our major international supply chain partner; however, this partner’s sales for the year to its end users were up, demonstrating demand for our products. Mask sales were negatively affected by a less severe flu season in 2019, and face shield sales decreased primary due to a one-time sale in 2018 that did not recur in 2019. The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2019 was 77% for disposable protective garments, 15% for face masks and 8% for face shields. This compared to 76% for disposable protective garments, 16% for face masks and 8% for face shields for the year ended December 31, 2018.

Gross Profit. Gross profit decreased by $739,000, or 4.2%, to $16,972,000 for the year ended December 31, 2019, from $17,711,000 for 2018. The gross profit margin was 36.4% for the year ended December 31, 2019, compared to 38.0% for the year ended December 31, 2018. Gross profit margin was negatively affected as certain products that were tariff free until June 4, 2019 under the U.S. Customs and Borders Protection Generalized System of Preferences (“GSP”) will no longer be duty free, as the government program was terminated. This termination of tariff free GSP products primarily affected gross profit of the Disposable Protective Apparel segment and, to a much lesser extent, the Building Supply segment. Gross profit margin was also affected by a change in product mix in the Building Supply segment, with significant growth in the TECHNO family economy line of synthetic roof underlayment, which has a lower gross margin. As stated above, in the second quarter of 2019, we expanded our TECHNO family of spunbond based (SB) products to include our new TECHNO SB® 25 product, which was marketed with a lower introductory price. Pricing of the TECHNO SB® family was increased during the latter part of the fourth quarter of 2019, which will improve gross profit margin going forward. In addition, gross margin was negatively impacted by increased rebates.

During the first quarter of 2020, the Company has experienced a significant surge in customer demand for its N-95 Particulate Respirator face mask resulting from the outbreak of the novel coronavirus. The Company expects an increase in revenue from this product in the first quarter and potentially for the rest of 2020.

Management expects gross profit margin to be in the mid-to-high thirty percent range for 2020, which excludes any gross margin improvement that may result from increased sale of the N-95 face mask in connection with the Covid-19 outbreak.

Selling, General and Administrative Expenses. Selling, general and administrative expenses slightly increased by $36,000, or 0.3%, to $13,348,000 for the year ended December 31, 2019, from $13,312,000 for the year ended December 31, 2018. As a percentage of net sales, selling, general and administrative expenses were flat at 28.6% for the year ended December 31, 2019 and 2018.

The change in expenses by segment was as follows: Building Supply was up $169,000, or 3.4%; Disposable Protective Apparel was down $119,000, or 2.7%; and corporate unallocated expenses were down $14,000, or 0.3%. The increase in the Building Supply segment expenses was primarily as a result of increased employee compensation for the sales team, increased commission and increased trade show and warehouse supply expenses. The decrease in the Disposable Protective Apparel segment expenses was related to lower commissions.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $194,000 was accrued for the year ended December 31, 2019, compared to $233,000 for the year ended December 31, 2018.

Depreciation and Amortization. Depreciation and amortization expense increased by $77,000, or 14.7%, to $602,000 for the year ended December 31, 2019, from $525,000 for the year ended December 31, 2018. The increase was primarily attributable to increased depreciation for machinery and equipment in both the Building Supply and Disposable Protective Apparel segments.

Income from Operations. Income from operations decreased by $852,000, or 22.0%, to $3,022,000 for the year ended December 31, 2019, compared to $3,874,000 for 2018. The decreased income from operations was primarily due to a decrease in gross profit of $739,000, an increase in selling, general and administrative expenses of $36,000, and an increase in depreciation and amortization expense of $77,000. Income from operations as a percentage of net sales for the year ended December 31, 2019 was 6.5%, compared to 8.3% for the same period of 2018.

Other Income. Other income increased by $118,000, or 21.9%, to $658,000 for the year ended December 31, 2019, from $540,000 for 2018. The increase was primarily due to the gain on marketable securities for the year ended December 31, 2019 compared to a loss on marketable securities during the same period of 2018, for a net change of $281,000, and an increase in interest income of $65,000, partially offset by a decrease in equity in income of unconsolidated affiliate of $228,000.

Other income consisted of equity in income of unconsolidated affiliate of $359,000, a gain on marketable securities of $231,000 and interest income of $68,000 for the year ended December 31, 2019. Other income consisted primarily of equity in income of unconsolidated affiliate of $587,000, a loss on marketable securities of $50,000 and interest income of $3,000 for the year ended December 31, 2018. Equity in income of unconsolidated affiliate was lower in 2019 primarily due to lower gross margin.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2019 was $3,680,000, compared to income before provision for income taxes of $4,414,000 for 2018, representing a decrease of $734,000, or 16.6%. This decrease in income before provision for income taxes was primarily due to a decrease in income from operations of $852,000, partially offset by an increase in other income of $118,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2019 was $680,000, compared to $789,000 for 2018. The estimated effective tax rate was 18.5% for the year ended December 31, 2019, compared to 17.9% for the year ended December 31, 2018. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2019 was $3,000,000, compared to net income of $3,625,000 for 2018, representing a decrease of $625,000, or 17.2%. The net income decrease was due to a decrease in income before provision for income taxes of $734,000, partially offset by a decrease in provision for income taxes of $109,000. Net income as a percentage of net sales for the year ended December 31, 2019 was 6.4%, and net income as a percentage of net sales for the year ended December 31, 2018 was 7.8%. Basic and diluted earnings per common share for the years ended December 31, 2019 and 2018 were $0.23 and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had cash of $6,548,000 and working capital of $24,660,000, representing an increase in working capital of $120,000 from $24,540,000 as of December 31, 2018. As of December 31, 2019, the Company’s current ratio (current assets/current liabilities) was 12:1, compared to a 14:1 current ratio as of December 31, 2018. Cash decreased by 6.6%, or $459,000, to $6,548,000 as of December 31, 2019, compared to $7,007,000 as of December 31, 2018. The decrease in cash from December 31, 2019 was due to cash provided by operating activities of $3,101,000, cash used in financing activities of $2,418,000 and cash used in investing activities of $1,142,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of December 31, 2019, the prime interest rate was 4.75%. This credit line will expire in May 2020. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of December 31, 2019. As of December 31, 2019, we did not have any borrowings under this credit facility and do not anticipate using it in the near future. The credit facility includes customary financial and non-financial debt covenants. As of December 31, 2019 we believe that we are in compliance with all such covenants.

Net cash provided by operating activities of $3,101,000 for the year ended December 31, 2019 was due to net income of $3,000,000, impacted primarily by the following: stock-based compensation expense of $451,000, depreciation and amortization expense of $602,000, gain on marketable securities of $231,000, equity in income of unconsolidated affiliate of $359,000, operating lease expense net of accretion of $704,000, a decrease in accounts receivable of $1,026,000, a decrease in prepaid expenses of $412,000, an increase in inventory of $1,425,000, a decrease in accounts payable and accrued liabilities of $500,000 and a decrease in lease liabilities of $662,000.

Accounts receivable decreased by $1,026,000, or 19.3%, to $4,292,000 as of December 31, 2019, from $5,318,000 as of December 31, 2018. The decrease in accounts receivable was primarily related to increased rebates and decreased sales in the latter half of the fourth quarter of 2019 compared to the fourth quarter of 2018 in relation to other woven material customer mentioned above. The number of days that sales remained outstanding as of December 31, 2019, calculated by using an average of accounts receivable outstanding and annual revenue, was 34 days, compared to 40 days as of December 31, 2018.

Inventory increased by $1,425,000, or 14.4%, to $11,303,000 as of December 31, 2019, from $9,878,000 as of December 31, 2018. The increase was primarily due to an increase in inventory for the Building Supply segment of $1,393,000, or 32.4%, to $5,695,000 and an increase in inventory for the Disposable Protective Apparel segment of $32,000, or 0.6%, to $5,608,000,

Prepaid expenses decreased by $412,000, or 10.3%, to $3,587,000 as of December 31, 2019, from $3,999,000 as of December 31, 2018. The decrease was primarily due to a decrease in deposits for the purchase of inventory.

Right-of-use assets as of December 31, 2019 decreased by $277,000 to $3,178,000 from $3,455,000 as of January 1, 2019 when ASC 842 Leases was adopted.

Lease liabilities as of December 31, 2019 decreased by $236,000 to $3,219,000 from $3,455,000 as of January 1, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of amortizing the balance over the life of the lease.

Accounts payable and accrued liabilities as of December 31, 2019 decreased by $500,000, or 26.0%, to $1,421,000, from $1,920,000 as of December 31, 2018. The change was primarily due to a decrease in accrued liabilities as a result of payments of 2018 year-end commissions and bonuses.

Net cash used in investing activities was $1,142,000 for the year ended December 31, 2019, compared to net cash used in investing activities of $570,000 for the same period of 2018. Investing activities for the year ended December 31, 2019 consisted of the purchase of property and equipment of $1,296,000 for both the Building Supply segment and the Disposable Apparel Products segment and proceeds from the sale of marketable securities of $154,000. Investing activities for the year ended December 31, 2018 consisted of the purchase of property and equipment of $606,000 and proceeds from the sale of marketable securities of $36,000.

Net cash used in financing activities was $2,418,000 for the year ended December 31, 2019, compared to net cash used in financing activities of $3,186,000 for the same period of 2018. Net cash used in financing activities for the year ended December 31, 2019 resulted from the payment of $2,548,000 for the repurchase of common stock, partially offset by proceeds of $130,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2018 resulted from the payment of $3,580,000 for the repurchase of common stock, partially offset by proceeds of $394,000 from the exercise of stock options.

As of December 31, 2019, we had $2,152,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2019, we repurchased 683,910 shares of common stock at a cost of $2,548,000. As of December 31, 2019, we had repurchased a total of 17,887,817 shares of common stock at a cost of $35,368,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2019, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 – “Equity Investments in Unconsolidated Affiliate” in the notes to our consolidated financial statements in Item 8 for more information on our relationship with our non-consolidated affiliated Harmony Plastics Private Limited.

New Accounting Standards

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using a full retrospective approach, had no significant impact on our results of operations, cash flows or financial position. Revenue continues to be recognized at a point in time for our product sales when products are delivered to or picked up by the customer, and revenue for shipping and handling charges continues to be recognized when products are delivered to or picked up by the customer. We continue to reduce revenue for estimates of sales incentives based on probability estimates and for product returns based on historical return rates.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 12 to the Consolidated Financial Statements, which appear elsewhere in this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in China and, to a lesser extent, in Mexico, and have a joint venture in India. In addition, our principal executive office, with 15 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in China, India and Mexico are settled in U.S. dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

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

Alpha Pro Tech, Ltd.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2019, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

March 10, 2020

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,548,000	$7,007,000
Investments	335,000	258,000
Accounts receivable, net of allowance for doubtful accounts of $53,000 and $64,000 as of December 31, 2019 and 2018, respectively	3,568,000	4,935,000
Accounts receivable, related party	724,000	383,000
Inventories	11,303,000	9,878,000
Right-of-use assets	898,000	-
Prepaid expenses	3,587,000	3,999,000
Total current assets	26,963,000	26,460,000

Property and equipment, net	3,943,000	3,244,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	11,000	16,000
Right-of-use assets, net of current portion	2,280,000	-
Equity investments in unconsolidated affiliate	4,839,000	4,480,000
Total assets	$38,091,000	$34,255,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$501,000	$578,000
Accrued liabilities	920,000	1,342,000
Lease liabilities	882,000	-
Total current liabilities	2,303,000	1,920,000

Lease liabilities, net of current portion	2,337,000	-
Deferred income tax liabilities, net	224,000	141,000
Total liabilities	4,864,000	2,061,000

Commitments

Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 12,885,273 and 13,502,684 shares outstanding as of December 31, 2019 and 2018, respectively	129,000	135,000
Additional paid-in capital	708,000	2,669,000
Retained earnings	32,390,000	29,390,000
Total shareholders' equity	33,227,000	32,194,000
Total liabilities and shareholders' equity	$38,091,000	$34,255,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018

Net sales	$46,665,000	$46,624,000

Cost of goods sold, excluding depreciation and amortization	29,693,000	28,913,000

Gross profit	16,972,000	17,711,000

Operating expenses:
Selling, general and administrative	13,348,000	13,312,000
Depreciation and amortization	602,000	525,000

Total operating expenses	13,950,000	13,837,000

Income from operations	3,022,000	3,874,000

Other income (expense):
Equity in income of unconsolidated affiliate	359,000	587,000
Gain/(loss) from marketable securities	231,000	(50,000)
Interest income, net	68,000	3,000

Total other income, net	658,000	540,000

Income before provision for income taxes	3,680,000	4,414,000
Provision for income taxes	680,000	789,000

Net income	$3,000,000	$3,625,000

Basic earnings per common share	$0.23	$0.26

Diluted earnings per common share	$0.23	$0.26

Basic weighted average common shares outstanding	13,142,872	13,909,688

Diluted weighted average common shares outstanding	13,168,725	13,962,819

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of December 31, 2017	14,290,749	$143,000	$5,415,000	$(458,000)	$26,223,000	$31,323,000
Common stock repurchased and retired	(999,900)	(10,000)	(3,570,000)	-	-	(3,580,000)
Share-based compensation expense	-	-	432,000	-	-	432,000
Options exercised	211,835	2,000	392,000	-	-	394,000
Net income	-	-	-	-	3,625,000	3,625,000
Cumulative-effect adjustment of change in accounting for unrealized loss on marketable securities	-	-	-	458,000	(458,000)	-
Balance as of December 31, 2018	13,502,684	135,000	2,669,000	-	29,390,000	32,194,000
Common stock repurchased and retired	(683,910)	(6,000)	(2,542,000)	-	-	(2,548,000)
Share-based compensation expense	-	-	451,000	-	-	451,000
Options exercised	66,499	-	130,000	-	-	130,000
Net income	-	-	-	-	3,000,000	3,000,000
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$-	$32,390,000	$33,227,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,000,000	$3,625,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	451,000	432,000
Depreciation and amortization	602,000	525,000
Gain (loss) on marketable securities	(231,000)	50,000
Equity in income of unconsolidated affiliate	(359,000)	(587,000)
Operating lease expense, net of accretion	704,000	-
Deferred income taxes	83,000	159,000
Changes in assets and liabilities:
Accounts receivable, net	1,367,000	(338,000)
Accounts receivable, related party	(341,000)	(22,000)
Inventories	(1,425,000)	371,000
Prepaid expenses	412,000	(1,334,000)
Accounts payable and accrued liabilities	(500,000)	(881,000)
Lease liabilities	(662,000)	-

Net cash provided by operating activities	3,101,000	2,000,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,296,000)	(606,000)
Proceeds from sales of marketable securities	154,000	36,000

Net cash used in investing activities	(1,142,000)	(570,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	130,000	394,000
Repurchase of common stock	(2,548,000)	(3,580,000)

Net cash used in financing activities	(2,418,000)	(3,186,000)

Decrease in cash	(459,000)	(1,756,000)

Cash and cash equivalents, beginning of the year	7,007,000	8,763,000

Cash and cash equivalents, end of the year	$6,548,000	$7,007,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$633,000	$908,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

The Company’s products are sold under the “Alpha Pro Tech” brand name, and under private label, and are predominantly sold in the United States of America (“U.S.”).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2019 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2019. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined based on relevant market information and cannot be determined with precision. The Company’s financial instruments consist primarily of cash, cash equivalents and marketable securities.

The Company’s marketable securities are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2019 and 2018.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Revenue Recognition

As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard was retrospectively adopted for the 2017 year, and there was no cumulative effect adjustment upon adoption. Under ASC 606, net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery, at which time a receivable is created for the invoice sent to the customer. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Our contracts have a single performance obligation. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. In connection with the adoption of ASC 606, the Company determined that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 14 and Note 15 for information on revenue disaggregated by type and by geographic region

Shipping and Handling Costs

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

For the years ended December 31, 2019 and 2018, there were 370,000 and 349,750 stock options granted, respectively, under the Company’s option plan. The Company recognized $451,000 and $432,000 in share-based compensation expense for the years ended December 31, 2019 and 2018, respectively, related to outstanding options.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018

Net income (numerator)	$3,000,000	$3,625,000

Shares (denominator):
Basic weighted average common shares outstanding	13,142,872	13,909,688
Add: Dilutive effect of common stock options	25,853	53,131

Diluted weighted average common shares outstanding	13,168,725	13,962,819

Earnings per common share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2019 and 2018.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2019 and 2018.

Advertising Costs

The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses and were $16,000 and $32,000 for the years ended December 31, 2019 and 2018, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company’s financial assets as of December 31, 2019 and 20187 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities 2019	$335,000	$335,000	$-	$-
Marketable securities 2018	258,000	258,000	-	-

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

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

As of December 31, 2019 and 2018, investments totaled $335,000 and $258,000, respectively, which consisted of marketable securities. Certain marketable securities were sold during the years ended December 31, 2019 and 2018. The total gain on marketable securities during the year ended December 31, 2019 was $231,000 and the total loss on marketable securities during the year ended December 31, 2018 was $50,000. The gain for the year ended December 31, 2019 was due to an unrealized gain of $170,000 and a realized gain of $61,000. The loss for the year ended December 31, 2018 was due to an unrealized loss of $57,000 partially offset by a realized gain of $7,000.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2019	2018

Raw materials	$4,284,000	$4,732,000
Work in process	2,559,000	825,000
Finished goods	4,460,000	4,321,000
Total inventory	$11,303,000	$9,878,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018

Buildings	$493,000	$493,000
Machinery and equipment	12,227,000	11,231,000
Office furniture and equipment	1,390,000	1,260,000
Leasehold improvements	508,000	508,000
Software	438,000	373,000

	15,056,000	13,865,000
Less accumulated depreciation and amortization	(11,113,000)	(10,621,000)

Total net property and equipment	$3,943,000	$3,244,000

Depreciation and amortization expense for property and equipment was $602,000 and $525,000 for the years ended December 31, 2019 and 2018, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2019				December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	3.0	$474,000	$(463,000)	$11,000	3.0	$474,000	$(458,000)	$16,000

Amortization expense for intangible assets was $5,000 for the years ended December 31, 2019 and 2018, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,

2020	4,000
2021	3,000
2022 `	2,000
2023	1,000
Thereafter	1,000
Total	$11,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2019 or December 31, 2018.

For the years ended December 31, 2019 and 2018, the Company purchased $19,312,000 and $16,517,000 of inventories, respectively, from Harmony. For the years ended December 31, 2019 and 2018, the Company recorded equity in income of unconsolidated affiliate of $359,000 and $587,000, respectively.

As of December 31, 2019, the Company’s investment in Harmony was $4,839,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,408,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.     Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2019	2018

Payroll expenses and tax payable	$299,000	$269,000
Commission and bonuses payable and general accrued liabilities	621,000	1,073,000
Total accrued liabilities	$920,000	$1,342,000

Contract liabilities were $1,511,000 and $1,327,000 as of December 31, 2019 and 2018, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.     Notes Payable

The Company maintains a credit facility with Wells Fargo Bank that expires in May 2020. Pursuant to the terms of the credit facility, the Company has a borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories. The credit facility bears interest at prime plus 0.5% (prime rate was 4.75% and 5.50% as of December 31, 2019 and 2018, respectively) and is collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company pays a 0.5% unused loan fee on a quarterly basis.

As of December 31, 2019, the Company had no outstanding borrowings on its line of credit and no other debt.

10.     Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2019, the Company repurchased and retired 683,910 shares of its common stock for $2,548,000. During the year ended December 31, 2018, the Company repurchased and retired 999,900 shares of its common stock for $3,580,000. As of December 31, 2019, the Company had $2,152,000 available to repurchase common shares under the repurchase program.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provides for grants of stock options to eligible individuals.  The 2004 Plan is intended to recognize the contributions made to the Company by key employees of the Company, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company.

The 2004 Plan provides for a total of 5,000,000 common shares eligible for issuance.

Under the 2004 Plan, approximately 5,009,750 options had been granted as of December 31, 2019. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options is determined based on the fair market value of the stock on the date of grant.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2019 and 2018:

		Weighted
		Average
		Exercise Price
	Shares	Per Option
Options outstanding, December 31, 2017	884,998	$2.26
Granted to employees and directors	349,750	3.27
Exercised	(211,835)	1.86
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2018	1,022,913	2.69
Granted to employees and directors	370,000	3.59
Exercised	(66,499)	1.96
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2019	1,326,414	2.97
Options exercisable, December 31, 2019	694,914	2.51

Stock options to purchase 1,326,414 and 1,022,913 shares of common stock were outstanding as of December 31, 2019 and 2018, respectively. All except 455,000 and 145,000 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the years ended December 31, 2019 and 2018.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options
	For the Years Ended December 31,
	2019	2018
Exercise price	$3.59	$3.27
Risk-free interest rate	2.23%	2.73%
Expected volatility	32.17%	57.75%
Expected life in years	4.25	4.25
Dividend rate	-	-
Black-Scholes fair value	$1.06	$1.57

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

The following table summarizes information about stock options as of December 31, 2019:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$1.58	-	$3.90	1,326,414	$2.97	2.84	$604,000	694,914	$2.51	2.16	$636,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $121,000 and $356,000, respectively.

As of December 31, 2019, $589,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 1.91 years. Cash received from 66,499 options exercised for the year ended December 31, 2019 was $130,000.

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

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2019	2018

Current	$596,000	$630,000
Deferred	84,000	159,000

Provision for income taxes	$680,000	$789,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2019	2018
Temporary differences:
Property and equipment	$(646,000)	$(448,000)
Intangible assets	(8,000)	(6,000)
Marketable securities	-	122,000
Inventory reserve	16,000	45,000
Accrued expenses and inventory	443,000	336,000
Basis difference in investments	19,000	(80,000)
Foreign exchange	(13,000)	(14,000)
AMT/Foreign tax credits	50,000	25,000
Other	(30,000)	(65,000)
State income taxes	(55,000)	(56,000)

Net deferred income tax assets (liabilities)	$(224,000)	$(141,000)

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2019	2018
Income taxes based on U.S. statutory rate of 21% and 34%, respectively	$773,000	$928,000
Non-deductible meals and entertainment	8,000	5,000
FDII deduction	(6,000)	(56,000)
Foreign taxes	(75,000)	(123,000)
State taxes	85,000	89,000
Other	(105,000)	(54,000)

Provision for income taxes	$680,000	$789,000

12.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024.The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at December 31, 2019 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of December 31, 2019, the Company had operating lease right-of-use assets of $3,178,000 and operating lease liabilities of $3,219,000. As of December 31, 2019, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 and $603,000 for the year ended December 31, 2019.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2019 were as follows:

December 31,
2019
2020	$1,021,000
2021	1,000,000
2022	670,000
2023	676,000
2024	126,000
Total future minimum lease payments	3,493,000
Less imputed interest	(274,000)
Total lease liabilities	$3,219,000

As of December 31, 2019, the weighted average remaining lease term of the Company’s operating leases was 4.78 years. During the year ended December 31, 2019, the weighted average discount rate with respect to these leases was 4.29%.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

13.	Legal

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

14.	Employee Benefit Plans

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $42,000 and $40,000 for the years ended December 31, 2019 and 2018, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $194,000 for the year ended December 31, 2019, compared to $233,000 for 2018, in connection with the bonus.

15.     Activity of Business Segments

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2019	2018

Building Supply	$26,576,000	$26,035,000
Disposable Protective Apparel	20,089,000	20,589,000

Consolidated net sales	$46,665,000	$46,624,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2019	2018

Building Supply	$3,491,000	$3,836,000
Disposable Protective Apparel	3,856,000	4,584,000
Total segment income	7,347,000	8,420,000

Unallocated corporate overhead expenses	3,667,000	4,006,000
Provision for income taxes	680,000	789,000
Consolidated net income	$3,000,000	$3,625,000

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2019	2018

Net sales by geographic region
United States	$45,748,000	$45,595,000
International	917,000	1,029,000

Consolidated net sales	$46,665,000	$46,624,000

	As of December 31,
	2019	2018
Long-lived assets by geographic region
United States	$2,450,000	$2,528,000
International	1,493,000	716,000

Consolidated total long-lived assets	$3,943,000	$3,244,000

Net sales by geographic region are based on the countries in which the customers are located. For the years ended December 31, 2019 and 2018, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2019	2018

Building Supply	$1,867,000	$1,908,000
Disposable Protective Apparel	1,087,000	400,000
Total segment assets	2,954,000	2,308,000

Unallocated corporate assets	1,055,000	1,007,000
Total consolidated assets	$4,009,000	$3,315,000

16.	Concentration of Risk

          The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities are in one publicly traded entity. The Company recognized a gain on investment in common stock warrants in a prior period and during 2019 recognized a realized gain of $61,000 and an unrealized gain of $170,000 in the consolidated statement of comprehensive income. During 2018, the Company recognized realized gain of $7,000 and an unrealized loss of $57,000 in the consolidated statement of comprehensive income. The Company is exposed to the fluctuation in the stock price of this investment.

Management believes that adequate provision has been made for risk of loss on all credit transactions.

The Company buys a significant amount of its disposable protective apparel products from a limited number of contract manufacturers located in Asia and, to a much lesser extent, a contract manufacturer in Mexico. Management believes that other suppliers could provide similar products at comparable terms. A change in suppliers, however, could cause a delay in shipment and a possible loss of sales, which would affect operating results adversely.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2019 and 2018, and 10% or more of net sales for the years ended December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018

Accounts Receivable:
Customer A	18%	24%
Customer B	*	14%
Customer C	10%	*

Net sales:
Customer A	20%	20%
Customer B	12%	12%

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2019 and December 31, 2018.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

17.	Employment Agreements

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

During the fourth quarter of 2017, the Company’s former President and Chairman passed away, which resulted in a death benefit expense of $619,000, in accordance with his employment agreement. There was no expense for the years ended December 31, 2019 and 2018. The related accrued liability as of December 31, 2019 and 2018 was $207,000 and $430,000, respectively.

18.	Related Party Transactions

During 2019, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7.

19.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2019 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.”

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2020.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 29, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2019 and 2018;

Consolidated Statements of Income – Years Ended December 31, 2019 and 2018;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019 and 2018;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2019 and 2018;

Consolidated Statements of Cash Flows – Years Ended December 31, 2019 and 2018;

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3) & (b)	Exhibits.

The following exhibits are filed with this report or incorporated by reference:

Item 16.  Form 10-K Summary.

The Company has elected not to provide a summary of the information contained in this report at this time.

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(f) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).
3.1.2

Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(j) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).

3.1.3

Certificate of Ownership and Merger (BFD Industries, Inc. into Alpha Pro Tech, Ltd.), incorporated by reference to Exhibit 3(l) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).
4.1	Description of securities registered pursuant to Section 12 of the Exchange Act.
10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*
10.2	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.5	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
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

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files.

* Indicates a management contract or compensatory plan or arrangement.

(P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 10, 2020	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman President and Chief Executive Officer

DATE:	March 10, 2020	BY:	/s/Colleen McDonald
Colleen McDonald Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

/s/Lloyd Hoffman

Lloyd Hoffman, President and Chief Executive Officer and Director

(Principal Executive Officer)

/s/Colleen McDonald

Colleen McDonald, Chief Financial Officer

                            (Principal Financial and Accounting Officer)

/s/Danny Montgomery

Danny Montgomery, Senior Vice President Manufacturing and Director

/s/Donna Millar

Donna Millar, Investor Relations and Director

/s/David Garcia

David Garcia, Director

/s/Russ Manock

Russ Manock, Director

/s/Dr. John Ritota

Dr. John Ritota, Director

/s/James Buchan

James Buchan, Director