Form 10-Q
period 2020-03-31
ALPHA PRO TECH LTD
filed 2020-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2020
Common Stock, $0.01 par value	13,577,845 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2020	2019 (1)
Assets
Current assets:
Cash and cash equivalents	$17,365,000	$6,548,000
Investments	228,000	335,000
Accounts receivable, net of allowance for doubtful accounts of $53,000 as of March 31, 2020 and December 31, 2019	7,362,000	3,568,000
Accounts receivable, related party	916,000	724,000
Inventories	11,148,000	11,303,000
Right-of-use assets	906,000	898,000
Prepaid expenses	4,237,000	3,587,000
Total current assets	42,162,000	26,963,000

Property and equipment, net	4,050,000	3,943,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	10,000	11,000
Right-of-use assets, net of current portion	2,048,000	2,280,000
Equity investment in unconsolidated affiliate	4,926,000	4,839,000
Total assets	$53,251,000	$38,091,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,727,000	$501,000
Accrued liabilities	764,000	920,000
Customer advance payments of orders	7,161,000	-
Lease liabilities	886,000	882,000
Total current liabilities	10,538,000	2,303,000

Lease liabilities, net of current portion	2,113,000	2,337,000
Deferred income tax liabilities, net	224,000	224,000
Total liabilities	12,875,000	4,864,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,563,012 and 13,502,684 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	136,000	129,000
Additional paid-in capital	2,508,000	708,000
Retained earnings	37,732,000	32,390,000
Total shareholders' equity	40,376,000	33,227,000
Total liabilities and shareholders' equity	$53,251,000	$38,091,000

(1) The condensed consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net sales	$18,154,000	$12,304,000

Cost of goods sold, excluding depreciation and amortization	9,600,000	7,500,000
Gross profit	8,554,000	4,804,000

Operating expenses:
Selling, general and administrative	4,102,000	3,675,000
Depreciation and amortization	182,000	127,000
Total operating expenses	4,284,000	3,802,000

Income from operations	4,270,000	1,002,000

Other income (loss):
Equity in income of unconsolidated affiliate	87,000	277,000
Gain (loss) on marketable securities	(59,000)	170,000
Interest income, net	16,000	12,000
Total other income	44,000	459,000

Income before provision (benefit) for income taxes	4,314,000	1,461,000

Provision (benefit) for income taxes	(1,028,000)	243,000

Net income	$5,342,000	$1,218,000

Basic earnings per common share	$0.41	$0.09

Diluted earnings per common share	$0.39	$0.09

Basic weighted average common shares outstanding	13,121,867	13,391,992

Diluted weighted average common shares outstanding	13,664,710	13,469,497

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,390,000	$33,227,000
Net income	-	-	-	5,342,000	5,342,000
Common stock repurchased and retired	(35,100)	-	(125,000)	-	(125,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	712,839	7,000	1,834,000	-	1,841,000
Balance as of March 31, 2020	13,563,012	$136,000	$2,508,000	$37,732,000	$40,376,000

For the Three Months Ended March 31, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Net income	-	-	-	1,218,000	1,218,000
Common stock repurchased and retired	(255,000)	(2,000)	(1,006,000)	-	(1,008,000)
Stock-based compensation expense	-	-	122,000	-	122,000
Options exercised	33,334	-	60,000	-	60,000
Balance as of March 31, 2019	13,281,018	$133,000	$1,845,000	$30,608,000	$32,586,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$5,342,000	$1,218,000
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Stock-based compensation	91,000	122,000
Depreciation and amortization	182,000	127,000
Gain (loss) on marketable securities	59,000	(170,000)
Equity in income of unconsolidated affiliate	(87,000)	(277,000)
Operating lease expense, net of accretion	224,000	164,000
Changes in assets and liabilities:
Accounts receivable	(3,794,000)	(2,267,000)
Accounts receivable, related party	(192,000)	(454,000)
Inventories	155,000	(529,000)
Prepaid expenses	(650,000)	1,302,000
Accounts payable and accrued liabilities	1,072,000	(505,000)
Customer advance payments of orders	7,161,000	-
Lease liabilities	(221,000)	(160,000)

Net cash provided (used) by operating activities	9,342,000	(1,429,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(288,000)	(152,000)
Proceeds from sales of marketable securities	47,000	10,000

Net cash used in investing activities	(241,000)	(142,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,841,000	60,000
Repurchase of common stock	(125,000)	(1,008,000)

Net cash provided (used) by financing activities	1,716,000	(948,000)

Increase (decrease) in cash	10,817,000	(2,519,000)

Cash and cash equivalents, beginning of the period	6,548,000	7,007,000

Cash and cash equivalents, end of the period	$17,365,000	$4,488,000

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

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks (including the Company’s proprietary N-95 Particulate Respirator face mask) and face shields. Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment during the first quarter of 2019. The disclosures herein reflect this current segmentation.

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label, and are predominantly sold in the United States of America (“U.S.”).

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on March 10, 2020. The results of operations for the three months ended March 31, 2020 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was prepared using information from the audited consolidated balance sheet contained in the 2019 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. The pandemic had a mixed impact on first quarter results. We will continue to monitor for developments as the pandemic continues.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation-transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company determined that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of March 31, 2020, we had contract liabilities of $7,161,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic. No such contract liabilities existed as of December 31, 2019. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

For the three months ended March 31, 2020, no stock options were granted under the Company’s option plan, and for the three months ended March 31, 2019, 310,000 stock options were granted. The Company recognized $91,000 and $122,000 in stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2020:

		Weighted
		Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2019	1,326,414	$2.86
Granted to employees and non-employee directors	-	0.00
Exercised	(712,839)	2.58
Canceled/expired/forfeited	-	0.00
Options outstanding, March 31, 2020	613,575	3.43
Options exercisable, March 31, 2020	182,002	3.24

As of March 31, 2020, $497,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.7 years.

4.	Investments

As of March 31, 2020 and December 31, 2019, investments totaled $228,000 and $335,000, respectively, which consisted of equity securities. Certain marketable securities were sold during the three months ended March 31, 2020 and March 31, 2019. The total loss on marketable securities during the three months ended March 31, 2020 was $59,000, whereas the total gain on marketable securities during the three months ended March 31, 2019 was $170,000. The loss for the three months ended March 31, 2020 was due to an unrealized loss of $76,000 and a realized gain of $17,000. The gain for the three months ended March 31, 2019 was due to an unrealized gain of $167,000 and a realized gain of $3,000.

5.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 to the Condensed Consolidated Financial Statements, which appear elsewhere in this report.

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

6.	Inventories

As of March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31,	December 31,
	2020	2019

Raw materials	$4,855,000	$4,284,000
Work in process	2,890,000	2,559,000
Finished goods	3,403,000	4,460,000
	$11,148,000	$11,303,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2020 or December 31, 2019.

For the three months ended March 31, 2020 and 2019, Alpha Pro Tech purchased $4,705,000 and $5,274,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $87,000 and $277,000, respectively, related to Harmony.

As of March 31, 2020, the Company’s investment in Harmony was $4,926,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,495,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019

Payroll expenses and taxes payable	$148,000	$299,000
Commissions and bonuses payable and general accrued liabilities	616,000	621,000
Total accrued liabilities	$764,000	$920,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Net income (numerator)	$5,342,000	$1,218,000

Shares (denominator):
Basic weighted average common shares outstanding	13,121,867	13,391,992
Add: dilutive effect of common stock options	542,843	77,505

Diluted weighted average common shares outstanding	13,664,710	13,469,497

Earnings per common share:
Basic	$0.41	$0.09
Diluted	$0.39	$0.09

10.	Activity of Business Segments

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

(2) Disposable Protective Apparel: consisting of a complete line of disposable protective garments, including shoecovers (including the Aqua Trak® and spunbond shoecovers), bouffant caps, coveralls, frocks, lab coats, gowns and hoods, as well as face masks (including the Company’s proprietary N-95 Particulate Respiratory face mask) and face shields for the pharmaceutical, cleanroom, industrial, medical and dental markets. A portion of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Disposable Protective Apparel segment.

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA-approved facilities, regardless of the market served. Based on these similarities, we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Building Supply	$7,557,000	$6,498,000
Disposable Protective Apparel	10,597,000	5,806,000
Consolidated net sales	$18,154,000	$12,304,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Building Supply	$1,410,000	$908,000
Disposable Protective Apparel	4,453,000	1,423,000
Total segment income	5,863,000	2,331,000

Unallocated corporate overhead expenses	1,549,000	870,000
Provision (benefit) for income taxes	(1,028,000)	243,000
Consolidated net income	$5,342,000	$1,218,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Building Supply	$1,966,000	$1,867,000
Disposable Protective Apparel	1,088,000	1,087,000
Total segment assets	3,054,000	2,954,000

Unallocated corporate assets	1,061,000	1,055,000
Total consolidated assets	$4,115,000	$4,009,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Net sales by geographic region
United States	$15,619,000	$12,040,000
International	2,535,000	264,000

Consolidated net sales	$18,154,000	$12,304,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2020 and 2019, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Long-lived assets by geographic region
United States	$2,564,000	$2,450,000
International	1,486,000	1,493,000

Consolidated total long-lived assets	$4,050,000	$3,943,000

12.	Related Party Transactions

As of March 31, 2020, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 to these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments as of March 31, 2020 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of March 31, 2020, the Company had operating lease right-of-use assets of $2,954,000 and operating lease liabilities of $2,999,000. As of March 31, 2020, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 during the three months ended March 31, 2020.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2020 were as follows:

March 31,
2020
Remainder of 2020	820,000
2021	1,000,000
2022	670,000
2023	676,000
Thereafter	126,000
Total future minimum lease payments	3,292,000
Less imputed interest	(293,000)
Total lease liabilities	$2,999,000

As of March 31, 2020, the weighted average remaining lease term of the Company’s operating leases was 4.0 years. During the three months ended March 31, 2020, the weighted average discount rate with respect to these leases was 4.35%.

14.	Income taxes

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

An employer generally does not claim a corporate income tax deduction (which would be in an amount equal to the amount of income recognized by the employee) upon the exercise of its employee's Incentive Stock Options (“ISOs”) unless the employee does not meet the holding period requirements and sells early, making a disqualifying disposition. With Non-Qualified Stock Options (“NQSOs”), on the other hand, the employer is always eligible to claim a deduction upon its employee's exercise of the NQSO.

The company had an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified ISOs and the exercise of NQSOs, partially offset by tax expense of an estimated $1.0 million.

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are analyzing the different aspects of the CARES Act to determine whether any specific provisions may impact us.

15.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2020 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020 (the “2019 Form 10-K”).

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

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	Global economic conditions could adversely affect the Company’s business and financial results.
●	The effects of the COVID-19 pandemic could have a material adverse effect on our business, financial results and results of operations.
●	The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.
●	We rely on suppliers and contractors, and our business could be seriously harmed if these suppliers and contractors are not able to meet our requirements.
●	Risks associated with international manufacturing could have a significant effect on our business.
●	Our joint venture may present risks that are only present when third parties are involved.
●

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual property could adversely affect our competitive advantage, our brand recognition and our business.

●	Our industry is highly competitive, which may negatively affect our ability to grow our customer base and generate sales.
●	The Company’s results are affected by competitive conditions and customer preferences.
●

The Company’s growth objectives are largely dependent on the timing and market acceptance of our new product offerings, including our ability to continually renew our pipeline of new products and to bring those products to market.

●

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and our customers and suppliers and expose the Company to liability, which could adversely impact the Company’s business and reputation.

●	The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.
●	Our common stock price is volatile, which could result in substantial losses for individual shareholders.
●	We invest in a publicly traded entity with a common stock price that is volatile, which could result in substantial losses for the Company.

Alpha Pro Tech, Ltd.

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business , seethe risks described in Part I, Item IA, “Risk Factors,” in the 2019 Form 10-K and in Part II, Item IA, “Risk Factors,” in this Quarterly Report on Form 10-QA. These and many other factors could affect the Company’s future operating results, and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in Part I, Item 8 of the 2019 Form 10-K. Our critical accounting policies and estimates include the following:

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The general terms for receivables is net 30 days.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote. For new customers with no order history with the Company we may require advance payments to reduce our credit risk.

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

Alpha Pro Tech, Ltd.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation-transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company determined that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of March 31, 2020, we had contract liabilities of $7,161,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic. No such contract liabilities existed as of December 31, 2019.See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks (including the Company’s proprietary N-95 Particulate Respiratory face mask) and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. Based on these similarities we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019.

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

Impact of the Novel Coronavirus (COVID-19)

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. COVID-19 has had, and we expect the virus to continue to have, a number of effects, both positive and negative, on our business operations and financial condition.

We have experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product, face shield products and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of these products during the first quarter and expect additional increases for the remainder of 2020, and even beyond. We have seen significant increases not only in near-term demand, but also in longer-term ongoing purchase orders that have request dates that extend into the first half of 2021.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, we began ramping up production during the first quarter of 2020 of our N-95 face mask, which is manufactured by the Company in the United States with material sourced domestically. As of May 1, 2020, the Company has booked approximately $46.8 million in orders for the Company’s N-95 face mask since January 27, 2020. We fulfilled approximately $3.7 million of the orders in the first quarter of 2020, which was slightly below the previously estimated forecast of $4.0 million, primarily as a result of delays at our manufacturing facility in Utah following an earthquake in March. The Utah facility has returned to normal operations. At this time, we expect the remaining backlog of N-95 face mask orders with request dates in 2020 to be fulfilled by the end of the year.  Approximately 8% of booked orders have request dates in 2021.

We are nearing completion of our phase 1 ramp up plan on N-95 face mask production, and we are in the process of preparing for a phase 2 expansion that will involve building additional proprietary N-95 Particulate Respiratory face mask production lines to further increase capacity. The phase 2 expansion is expected to be operational by late summer 2020. The fulfillment forecast described above does not take into account increased production capacity from the phase 2 ramp up plan.

We have also seen a significant increase in orders of the Company’s face shield products since January 27, 2020, with orders totaling over $13.3 million as of May 1, 2020. Approximately $1.3 million of face shield orders (net of rebates) were fulfilled in the first quarter of 2020. At this time, we expect the remaining backlog of face shield orders with request dates in 2020 to be fulfilled by the end of the year. Approximately 14% of booked orders have request dates in 2021.

Alpha Pro Tech, Ltd.

Our other PPE product lines, which include coveralls, gowns, lab coats, shoecovers and bouffant caps, have also seen a significant increase in demand, which primarily began in early March and has continued into May.  We expect increased demand for these products to continue.

With the increase in demand has come a number of challenges. Although we remain committed to allocating the necessary resources and procuring the necessary raw materials in an effort to meet the unprecedented demand for our PPE products, we have experienced issues with raw material shortages and supply chain delays due, in large part, to government regulation and mandated closures around the world.  For example, our joint venture in India that manufacturers the Company’s PPE lines that include coveralls, gowns, lab coats, shoecovers and bouffant caps remains under a country-wide, government mandated closure that started in late March and has now been extended through May 18, 2020.  Although we believe that we have back-up options for raw material sourcing and manufacturing, those may be limited, and we expect some continued supply chain disruptions to impact sales in these and other product lines. Additionally, as we experience shortages of some PPE, or as we satisfy requests for products from government entities under the U.S. Defense Production Act (the “DPA”) and otherwise, our traditional customer base may seek to fill orders with our competitors, which could adversely affect our relationships with these customers.  Likewise, suppliers of our raw materials who are subject to requests under the DPA may be unable to fulfill our orders for those raw materials, or such fulfillment could be delayed. Government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, we expect the prices of raw materials to rise more rapidly than our sales prices, therefore decreasing the net revenue per item that we expect to receive.

The majority of the products that we manufacture are deemed essential by the various jurisdictions in which we operate. We have implemented significant protective measures throughout our facilities, including travel and visitor restrictions, work from home policies, employee screenings, social distancing and use of face coverings as we continue to service our customers. While this remains a fluid situation, all of our U.S. manufacturing sites are currently operating, with the majority of them at or above normal production rates.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing and complying with shelter-in-place orders. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state or local authorities. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time.

COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy.  This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we may experience cost increases from some of our suppliers.  And, despite the tremendous surge in demand for our PPE products in recent months, we expect that demand for our Building Supply segment products could be negatively impacted by decreased housing starts and increased uncertainty in the housing market and the economy in general.

The impact of the COVID-19 pandemic continues to unfold. The pandemic had a positive impact on our first quarter results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Gross profit	47.1%	39.0%
Selling, general and administrative expenses	22.6%	29.9%
Income from operations	23.5%	8.1%
Income before provision for income taxes	23.8%	11.9%
Net income	29.4%	9.9%

Alpha Pro Tech, Ltd.

For the three months ended March 31, 2020, compared to the three months ended March 31, 2019

Sales. Consolidated sales for the three months ended March 31, 2020 increased to $18,154,000, from $12,304,000 for the quarter ended March 31, 2019, representing an increase of $5,850,000, or 47.5%. This increase consisted of increased sales in the Building Supply segment of $1,059,000 and by increased sales in the Disposable Protective Apparel segment of $4,791,000.

Building Supply segment sales for the three months ended March 31, 2020 increased by $1,059,000, or 16.3%, to $7,557,000, compared to $6,498,000 for the three months ended March 31, 2019. The Building Supply segment increase was primarily due to a 14.4% increase in our core building products, including an increase in sales of synthetic roof underlayment of 12.1% and an increase in sales of housewrap of 20.0%. Sales of other woven material increased by 26.4% compared to the same period of 2019. The sales mix of the Building Supply segment for the three months ended March 31, 2020 was approximately 45% for synthetic roof underlayment, 45% for housewrap and 9% for other woven material. This compared to approximately 46% for synthetic roof underlayment, 44% for housewrap and 10% for other woven material for the three months ended March 31, 2019. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis.

The increase in our synthetic roof underlayment sales were attributable to the expansion of program purchases on our expanded line of products, particularly on our TECHNO family of spunbond based (SB) products, with the one step roofing market. We have experienced an overall increase in market share due to our ability of supporting shortened lead times with our U.S. based manufacturing and our vertical integration as a result of our joint venture. The housewrap side of our business has also experienced an increase as we expand our distribution reach with the additional accessory items we have added to the system sell. Our full line of wraps, seam tape and window flashings has given us an additional reach to new distribution outlets. Sales of other woven material increased as a result of our largest customer in this category increasing its order volume with us.

We expect continued growth in this market segment longer term but do anticipate a softer market short term as a result of the COVID-19 pandemic.

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2020 increased by $4,791,000, or 82.5%, to $10,597,000, compared to $5,806,000 for the same period of 2019. This segment increase was due to a $3,673,000 or 419.3% increase in sales of face masks, a 235.3% increase in face shields and a 5.1% increase in sales of disposable protective garments. The increase in face mask sales can be attributed to increased sales of our N-95 Particulate Respirator due to the COVID-19 pandemic. The increase in face shield sales was also due to the pandemic. On a comparative basis, the first quarter of 2019 was also strong, being the second best quarter in the same number of years. Disposable protective apparel sales in the first quarter of 2020 was 23.0% higher than the average quarter of the past two years. The company’s joint venture in India that manufacturers the disposable protective garment lines, which has historically been the primary supply source for these products, remains under a country-wide, government mandated closure that started in late March and has now been extended through May 18, 2020. Customer demand for disposable protective garments remains strong, but the Company does expect some short term impact on sales as a result of the India mandated closure, which could impact order fulfillment and top line growth. The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2020 was approximately 45% for disposable protective garments, 43% for face masks and 12% for face shields. This compared to approximately 78% for disposable protective garments, 15% for face masks and 7% for face shields for the three months ended March 31, 2019.

Gross Profit.  Gross profit increased by $3,750,000, or 78.1%, to $8,554,000 for the three months ended March 31, 2020, from $4,804,000 for the same period of 2019. The gross profit margin was 47.1% for the three months ended March 31, 2020, compared to 39.0% for the three months ended March 31, 2019. Gross profit margin was positively affected by the significant change in product mix, with a surge in customer demand in light of the COVID-19 pandemic for face masks, in particular the N-95 Particulate Respirator face mask, and face shields, which generally have a higher gross profit margin than our other products. The Company expects these higher gross profit margin products to be in high demand for at least the rest of 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $427,000, or 11.6%, to $4,102,000 for the three months ended March 31, 2020, from $3,675,000 for the three months ended March 31, 2019. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% for the three months ended March 31, 2020, from 29.9% for the same period of 2019. The increase in selling, general and administrative expenses was primarily the result of increased employee compensation for both the Building and Disposable Protective Apparel segments, increased professional fees, increased accrued bonuses and increased payroll taxes, partially offset by decreased trade show expenses.

Alpha Pro Tech, Ltd.

The change in expenses by segment, comparing the three months ended March 31, 2019 to the three months ended March 31, 2020, was as follows: Disposable Protective Apparel increased by $60,000, or 5.0%; corporate unallocated expenses increased by $446,000, or 42.9%; and Building Supply decreased by $79,000, or 5.5%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation and higher testing costs for the manufacture of face masks. The increase in corporate unallocated expenses was as a result of increased professional fees, increased accrued bonuses as well as increased payroll taxes. The decrease in the Building Supply segment expenses was primarily as a result decreased trade show expenses, partially offset by increased employee compensation.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense. A bonus amount of $227,000 was accrued for the three months ended March 31, 2020, compared to $77,000 for the three months ended March 31, 2019.

Depreciation and Amortization. Depreciation and amortization expense increased by $55,000, or 43.3%, to $182,000 for the three months ended March 31, 2020, from $127,000 for the three months ended March 31, 2019. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations increased by $3,268,000, or 326.1%, to $4,270,000 for the three months ended March 31, 2020, compared to $1,002,000 for the same period of 2019. The increased income from operations was primarily due to an increase in gross profit of $3,750,000, partially offset by an increase in selling, general and administrative expenses of $427,000, and an increase in depreciation and amortization expense of $55,000. Income from operations as a percentage of net sales for the three months ended March 31, 2020 was 23.5%, compared to 8.1% for the same period of 2019.

Other Income. Other income decreased by $415,000, or 109.4%, to $44,000 for the three months ended March 31, 2020, from $459,000 for the same period of 2019. The decrease was primarily due to a loss on marketable securities for the three months ended March 31, 2020 compared to a gain on marketable securities during the same period of 2018, for a net change of $229,000, and a decrease in equity in income of unconsolidated affiliate of $190,000, partially offset by an increase in interest income of $4,000.

The fluctuations in the Company’s marketable securities were primarily attributable to changes in the fair value of the securities recognized during the period. For the three months ended March 31, 2020, the Company’s investments were negatively impacted by the COVID-19 pandemic, which resulted in a sharp downturn in the markets during the quarter. Management expects that any future market volatility, whether from COVID-19 or other factors, will result in continued volatility in the investment portfolio.

Other income consisted of equity in income of unconsolidated affiliate of $87,000, a loss on marketable securities of $59,000 and interest income of $16,000 for the three months ended March 31, 2020. Other income consisted primarily of equity in income of unconsolidated affiliate of $277,000, a gain on marketable securities of $170,000 and interest income of $12,000 for the three months ended March 31, 2019.

Income before Provision (Benefit) for Income Taxes. Income before provision (benefit) for income taxes for the three months ended March 31, 2020 was $4,314,000, compared to income before provision for income taxes of $1,461,000 for the same period of 2019, representing an increase of $2,853,000 or 195.3%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $3,268,000, partially offset by a decrease in other income of $415,000.

Provision (Benefit) for Income Taxes.  The provision (benefit) for income taxes for the three months ended March 31, 2020 was a tax benefit of $1,028,000, compared to a tax provision of $243,000 for the same period of 2019. The provision for income taxes consisted of an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified Incentive Stock Options (“ISOs”) and the exercise of Non-Qualified Stock Options (“NQSOs”), partially offset by tax expense of an estimated $1.0 million. The estimated effective tax rate was negative 23.8% for the three months ended March 31, 2020, compared to 16.6% for the three months ended March 31, 2019. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 22.5% for the three months ended March 31, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended March 31, 2020 was $5,342,000, compared to net income of $1,218,000 for the same period of 2019, representing an increase of $4,124,000, or 338.6%. The net income increase was due to an increase in income before benefit for income taxes of $2,853,000 and by a decrease in provision for income taxes of $1,271,000. As mentioned above, a tax benefit from stock options exercised has positively impacted net income in the first quarter of 2020. Net income as a percentage of net sales for the three months ended March 31, 2020 was 29.4%, and net income as a percentage of net sales for the three months ended March 31, 2019 was 9.9%. Basic earnings per common share for the three months ended March 31, 2020 and 2019 were $0.41 and $0.09, respectively. Diluted earnings per common share for the three months ended March 31, 2020 and 2019 were $0.39 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, the Company had cash of $17,365,000 and working capital of $31,624,000, representing an increase in working capital of $6,964,000 from $24,660,000 as of December 31, 2019. As of March 31, 2020, the Company’s current ratio (current assets/current liabilities) was 4:1, compared to a 12:1 current ratio as of December 31, 2019. The change in current ratio is as a result of customer advance payments for future dated PPE orders. Cash increased by 165.2%, or $10,817,000 to $17,365,000 as of March 31, 2020, compared to $6,548,000 as of December 31, 2019. Approximately $7.2 million of the increase in cash can be attributable to prepayments on future PPE sales. The increase in cash from December 31, 2019 was due to cash provided by operating activities of $9,342,000, cash provided by financing activities of $1,716,000 and cash used in investing activities of $241,000.

We have a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. As of March 31, 2020, the prime interest rate was 3.25%. This credit line will expire in May 2020, and we do expect to renew it. The available line of credit is based on a formula of eligible accounts receivable and inventories. Our borrowing capacity on the line of credit was $3,500,000 as of March 31, 2020. As of March 31, 2020, we did not have any borrowings under this credit facility and do not anticipate using it in the near future. The credit facility includes customary financial and non-financial debt covenants. As of March 31, 2020 we believe that we are in compliance with all such covenants.

Net cash provided by operating activities of $9,342,000 for the three months ended March 31, 2020 was due to net income of $5,342,000, impacted primarily by the following: stock-based compensation expense of $91,000, depreciation and amortization expense of $182,000, loss on marketable securities of $59,000, equity in income of unconsolidated affiliate of $87,000, operating lease expense net of accretion of $224,000, an increase in accounts receivable of $3,986,000, an increase in prepaid expenses of $650,000, a decrease in inventory of $155,000, an increase in accounts payable and accrued liabilities of $8,233,000 and a decrease in lease liabilities of $221,000.

Accounts receivable increased by $3,986,000, or 92.0%, to $8,278,000 as of March 31, 2020, from $4,292,000 as of December 31, 2019. The increase in accounts receivable was primarily related to increased sales in the first quarter of 2020 and to extended payment terms that we offer on many Building Supply segment sales through the end of the first quarter of 2020 to remain competitive, as our competition also offers these extended payment terms. The number of days that sales remained outstanding as of March 31, 2020, calculated by using an average of accounts receivable outstanding and annual revenue, was 33 days, compared to 34 days as of December 31, 2019.

Inventory decreased by $155,000, or 1.4%, to $11,148,000 as of March 31, 2020, from $11,303,000 as of December 31, 2019. The decrease was primarily due to a decrease in inventory for the Disposable Protective Apparel segment of $269,000, or 4.8%, to $5,339,000, partially offset by an increase in inventory for the Building Supply segment of $114,000, or 2.0%, to $5,809,000.

Alpha Pro Tech, Ltd.

Prepaid expenses increased by $650,000, or 18.1%, to $4,237,000 as of March 31, 2020, from $3,587,000 as of December 31, 2019. The increase was primarily due to a tax benefit, partially offset by decreases in deposits for the purchase of inventory.

Right-of-use assets as of March 31, 2020 decreased by $224,000 to $2,954,000 from $3,178,000 as of December 31, 2019, as a result of amortization of the balance.

Lease liabilities as of March 31, 2020 decreased by $220,000 to $2,999,000 from $3,219,000 as of December 31, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the quarter.

Accounts payable and accrued liabilities as of March 31, 2020 increased by $1,070,000, or 75.3%, to $2,491,000, from $1,421,000 as of December 31, 2019. The increase was primarily due to an increase in accounts payable as a result of increased raw material purchases.

Customer advance payment of orders as of March 31, 2020 was $7,161,000, which is a result of customer deposits for future-dated PPE orders, in response to the COVID-19 pandemic. There were no advance payments of this nature as of December 31. 2019.

Net cash used in investing activities was $241,000 for the three months ended March 31, 2020, compared to net cash used in investing activities of $142,000 for the same period of 2019. Investing activities for the three months ended March 31, 2020 consisted of the purchase of property and equipment of $288,000 primarily for the Building Supply segment and proceeds from the sale of marketable securities of $47,000. Investing activities for the quarter ended March 31, 2019 consisted of the purchase of property and equipment of $152,000 and proceeds from the sale of marketable securities of $10,000.

Net cash provided by financing activities was $1,716,000 for the three months ended March 31, 2020, compared to net cash used in financing activities of $948,000 for the same period of 2019. Net cash provided by financing activities for the three months ended March 31, 2020 resulted from proceeds of $1,841,000 from the exercise of stock options, partially offset by the payment of $125,000 for the repurchase of common stock. Net cash used in financing activities for the quarter ended March 31, 2019 resulted from the payment of $1,008,000 for the repurchase of common stock, partially offset by proceeds of $60,000 from the exercise of stock options.

As of March 31, 2020, we had $2,027,000 available for additional stock purchases under our stock repurchase program. For the three months ended March 31, 2020, we repurchased 35,100 shares of common stock at a cost of $125,000. As of March 31, 2020, we had repurchased a total of 17,922,917 shares of common stock at a cost of $35,493,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and the funds available under our credit facility will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 to the Consolidated Financial Statements, which appear elsewhere in this report.

Alpha Pro Tech, Ltd.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for public entities for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company’s fiscal year beginning January 1, 2020. Adoption of the new standard did not have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoptions permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter to which this report relates, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Alpha Pro Tech, Ltd.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2019 Form 10-K, other than as described in the risk factor below.

The effects of the COVID-19 pandemic could have a material adverse effect on our business, financial results and results of operations.

In December 2019, COVID-19 surfaced in Wuhan, China, and over the course of the first quarter of 2020, the World Health Organization escalated its assessment of the COVID-19 threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the COVID-19 pandemic is complex and rapidly evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third-party dealers and distributors.

Federal, state and local governments, as well as foreign governments, have imposed numerous protocols and regulations restricting the physical movement of individuals in an effort to limit the spread of the COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having certain office workers work remotely and suspending employee travel. The potential negative effects to our operations, including reductions in production levels, research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to provide our products.  Conversely, the implications of unsuccessfully implementing health and well-being measures, which could, for example, result in workers at our manufacturing facilities testing positive for COVID-19, would also adversely affect our business, including resulting in a product recall. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time.

The global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including current shelter-in-place orders in the U.S., Mexico, India and other countries, have prevented and could continue to prevent employees, suppliers, distributors and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. In particular, any further extension of the government mandated closure in India, which started in late March and has been extended through May 18, would impact our order fulfillment and revenue growth related to our disposable protective garments. Government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that have impacted and may continue to impact our ability to manufacture our products. We currently utilize third parties to, among other things, manufacture certain components and materials for our products, and to provide services such as sterilization services, and we purchase these materials and services from numerous suppliers worldwide. If either we or any third parties in the supply chain for materials used in the production of our products are adversely impacted by the COVID-19 pandemic, including the restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted, limiting our ability to manufacture our products. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.

Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we may elect to, or governments may require us to, allocate our products (for example, pursuant to the U.S. Defense Production Act (the “DPA”)) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. Likewise, suppliers of our raw materials who are subject to requests under the DPA may be unable to fulfill our orders for those raw materials, or such fulfillment could be delayed. In addition, unpredictable increases in demand for certain of our products could, or in some cases may continue to, exceed our capacity to meet such demand, even following our phase 1 and phase 2 ramp up initiatives, which could adversely affect our financial results and customer relationships and result in negative publicity.

Alpha Pro Tech, Ltd.

COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy, which has, in turn, negatively impacted interest rates and foreign currency exchange rates.  This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced and may continue to experience cost increases from some of our suppliers.  Additionally, decreased housing starts and increased uncertainty in the housing market could negatively impact demand for our Building Supply segment products.

Moreover, the impacts of the COVID-19 pandemic may exacerbate other pre-existing risks, such as political, regulatory, social, financial, operational and cybersecurity risks, and those associated with global economic conditions, any of which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2020	35,100	$3.52	35,100	$2,027,000
February 1 - 29, 2020	0	0.00	0	2,027,000
March 1 - 31, 2020	0	0.00	0	2,027,000
	35,100	3.52	35,100

(1) Pursuant to the Company’s share repurchase program, on December 11, 2019, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program.

SECURITIES SOLD

We did not sell unregistered equity securities during the period covered by this report.

Alpha Pro Tech, Ltd.

ITEM 6. EXHIBITS

3.1.1(P)	Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(f) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
3.1.2(P)

Certificate of Amendment of Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(j) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.1.3(P)

Certificate of Ownership and Merger (BFD Industries, Inc. into Alpha Pro Tech, Ltd.), incorporated by reference to Exhibit 3(l) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2020.
(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 7, 2020	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 7, 2020	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer