Form 10-Q
period 2020-06-30
ALPHA PRO TECH LTD
filed 2020-08-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 3, 2020
Common Stock, $0.01 par value	13,587,845 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2020	2019(1)
Assets
Current assets:
Cash and cash equivalents	$24,735,000	$6,548,000
Investments	270,000	335,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 as of June 30, 2020 and $53,000 as of December 31, 2019	6,661,000	3,568,000
Accounts receivable, related party	952,000	724,000
Inventories	11,980,000	11,303,000
Prepaid expenses	4,110,000	3,587,000
Total current assets	48,708,000	26,065,000

Property and equipment, net	4,004,000	3,943,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	9,000	11,000
Right-of-use assets	2,728,000	3,178,000
Equity investment in unconsolidated affiliate	5,045,000	4,839,000
Total assets	$60,549,000	$38,091,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,575,000	$501,000
Accrued liabilities	1,718,000	920,000
Customer advance payments of orders	6,475,000	-
Lease liabilities	889,000	882,000
Total current liabilities	11,657,000	2,303,000

Lease liabilities, net of current portion	1,887,000	2,337,000
Deferred income tax liabilities, net	224,000	224,000
Total liabilities	13,768,000	4,864,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,563,012 and 12,885,273 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	136,000	129,000
Additional paid-in capital	2,694,000	708,000
Retained earnings	43,951,000	32,390,000
Total shareholders' equity	46,781,000	33,227,000
Total liabilities and shareholders' equity	$60,549,000	$38,091,000

(1) The condensed consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$25,500,000	$11,415,000	$43,654,000	$23,718,000

Cost of goods sold, excluding depreciation and amortization	12,887,000	7,309,000	22,487,000	14,809,000
Gross profit	12,613,000	4,106,000	21,167,000	8,909,000

Operating expenses:
Selling, general and administrative	4,553,000	3,262,000	8,656,000	6,937,000
Depreciation and amortization	178,000	140,000	360,000	267,000
Total operating expenses	4,731,000	3,402,000	9,016,000	7,204,000

Income from operations	7,882,000	704,000	12,151,000	1,705,000

Other income:
Equity in income of unconsolidated affiliate	119,000	84,000	206,000	361,000
Gain (loss) on marketable securities	41,000	439,000	(18,000)	609,000
Interest income, net	-	21,000	16,000	34,000
Total other income	160,000	544,000	204,000	1,004,000

Income before provision for income taxes	8,042,000	1,248,000	12,355,000	2,709,000

Provision for income taxes	1,822,000	238,000	794,000	481,000

Net income	$6,220,000	$1,010,000	$11,561,000	$2,228,000

Basic earnings per common share	$0.47	$0.08	$0.87	$0.17

Diluted earnings per common share	$0.46	$0.08	$0.84	$0.17

Basic weighted average common shares outstanding	13,351,675	13,184,321	13,351,674	13,287,583

Diluted weighted average common shares outstanding	13,651,995	13,208,138	13,813,094	13,346,146

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,390,000	$33,227,000
Net income	-	-	-	5,341,000	5,341,000
Common stock repurchased and retired	(35,100)	-	(125,000)	-	(125,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	712,839	7,000	1,834,000	-	1,841,000
Balance as of March 31, 2020	13,563,012	$136,000	$2,508,000	$37,731,000	$40,375,000
Net income	-	-	-	6,220,000	6,220,000
Common stock repurchased and retired	-	-	-	-	-
Stock-based compensation expense	-	-	92,000	-	92,000
Options exercised	24,835	-	94,000	-	94,000
Balance as of June 30, 2020	13,587,847	$136,000	$2,694,000	$43,951,000	$46,781,000

For the Six Months Ended June 30, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Net income	-	-	-	1,218,000	1,218,000
Common stock repurchased and retired	(255,000)	(2,000)	(1,006,000)	-	(1,008,000)
Stock-based compensation expense	-	-	122,000	-	122,000
Options exercised	33,334	-	60,000	-	60,000
Balance as of March 31, 2019	13,281,018	$133,000	$1,845,000	$30,608,000	$32,586,000
Net income	-	-	-	1,010,000	1,010,000
Common stock repurchased and retired	(172,000)	(2,000)	(626,000)	-	(628,000)
Stock-based compensation expense	-	-	138,000	-	138,000
Options exercised	-	-	-	-	-
Balance as of June 30, 2019	13,109,018	$131,000	$1,357,000	$31,618,000	$33,106,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$11,561,000	$2,228,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	183,000	260,000
Depreciation and amortization	360,000	267,000
Loss (gain) on marketable securities	18,000	(609,000)
Equity in income of unconsolidated affiliate	(206,000)	(361,000)
Operating lease expense, net of accretion	450,000	366,000
Changes in assets and liabilities:
Accounts receivable, net	(3,093,000)	(250,000)
Accounts receivable, related party	(228,000)	(454,000)
Inventories	(677,000)	(991,000)
Prepaid expenses	(523,000)	589,000
Accounts payable and accrued liabilities	2,872,000	(525,000)
Customer advance payments of orders	6,475,000	-
Lease liabilities	(443,000)	(327,000)

Net cash provided by operating activities	16,749,000	193,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(419,000)	(254,000)
Proceeds from sales of marketable securities	47,000	133,000

Net cash used in investing activities	(372,000)	(121,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,935,000	59,000
Repurchase of common stock	(125,000)	(1,636,000)

Net cash provided (used) in financing activities	1,810,000	(1,577,000)

Increase (decrease) in cash	18,187,000	(1,505,000)

Cash, beginning of the period	6,548,000	7,007,000

Cash, end of the period	$24,735,000	$5,502,000

Supplemental disclosure of non-cash financing activities:

Upon adoption of ASC 842, Leases, on January 1, 2019, the Company recorded $3,455,000 of right-of-use assets and related operating leases liabilities.

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on March 10, 2020. The results of operations for the three and six months ended June 30, 2020 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was prepared using information from the audited consolidated balance sheet contained in the 2019 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. The pandemic had a mixed impact on second quarter and year to date results. For example, we had increase in demand for products in our disposable protective apparel segment, but government-mandated manufacturing facility closures for our disposable protective garments has led to lower available inventory levels. We will continue to monitor for developments as the pandemic continues.

Alpha Pro Tech, Ltd.

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of June 30, 2020 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of June 30, 2020, we had contract liabilities of $6,475,000 as a result of customer advance payments of orders in connection with the COVID-19 pandemic. No such contract liabilities existed as of December 31, 2019. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

3.	Stock-Based Compensation

The Company maintains a stock option plan (the “2004 Option Plan”) under which the Company may grant incentive stock options and non-qualified stock options to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options, over the determined requisite service period, which is generally ratably over the vesting term.

For the six months ended June 30, 2020 and 2019, 0 and 310,000 stock options were granted under the Company’s option plan, respectively. The Company recognized $183,000 and $260,000 in stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

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

Alpha Pro Tech, Ltd.

The following table summarizes stock option activity for the six months ended June 30, 2020:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2019	1,326,414	$2.86
Granted to employees and non-employee directors	-	-
Exercised	(737,674)	2.61
Canceled/expired/forfeited	-	-
Options outstanding, June 30, 2020	588,740	3.33
Options exercisable, June 30, 2020	157,167	2.76

As of June 30, 2020, $406,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.49 years.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan.

4.	Investments

As of June 30, 2020 and December 31, 2019, investments totaled $270,000 and $335,000, respectively, which consisted of equity securities. No marketable securities were sold during the three months ended June 30, 2020, and certain marketable securities were sold during the three months ended June 30, 2019. The total gain on marketable securities during the three months ended June 30, 2019 was $439,000, consisting of an unrealized gain of $387,000 and a realized gain of $52,000. Certain marketable securities were sold during both the six months ended June 30, 2020 and 2019. The total loss on marketable securities during the six months ended June 30, 2020 was $18,000, and the total gain on marketable securities during the six months ended June 30, 2019 was $609,000. The loss for the six months ended June 30, 2020 was due to an unrealized loss of $35,000 and a realized gain of $17,000. The gain for the six months ended June 30, 2019 was due to an unrealized gain of $554,000 and a realized gain of $55,000.

5.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients, which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30,	December 31,
	2020	2019

Raw materials	$6,711,000	$4,284,000
Work in process	2,626,000	2,559,000
Finished goods	2,643,000	4,460,000
	$11,980,000	$11,303,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2020 or December 31, 2019.

For the three months ended June 30, 2020 and 2019, Alpha Pro Tech purchased $3,774,000 and $5,176,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2020 and 2019, Alpha Pro Tech purchased $8,480,000 and $10,451,000 of inventories, respectively, from Harmony.

For the three months ended June 30, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $119,000 and $84,000, respectively, related to Harmony. For the six months ended June 30, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $206,000 and $361,000, respectively, related to Harmony.

As of June 30, 2020, the Company’s investment in Harmony was $5,045,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,614,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019

Payroll expenses and taxes payable	$448,000	$299,000
Commissions and bonuses payable and general accrued liabilities	1,270,000	621,000
	$1,718,000	$920,000

Alpha Pro Tech, Ltd.

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (numerator)	$6,220,000	$1,010,000	$11,561,000	$2,228,000

Shares (denominator):
Basic weighted average common shares outstanding	13,351,675	13,184,321	13,351,674	13,287,583
Add: dilutive effect of common stock options	300,320	23,817	461,420	58,563

Diluted weighted average common shares outstanding	13,651,995	13,208,138	13,813,094	13,346,146

Earnings per common share:
Basic	$0.47	$0.08	$0.87	$0.17
Diluted	$0.46	$0.08	$0.84	$0.17

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Building Supply	$7,452,000	$6,710,000	$15,008,000	$13,208,000
Disposable Protective Apparel	18,048,000	4,705,000	28,646,000	10,510,000
Consolidated net sales	$25,500,000	$11,415,000	$43,654,000	$23,718,000

Alpha Pro Tech, Ltd.

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Building Supply	$1,307,000	$900,000	$2,716,000	$1,809,000
Disposable Protective Apparel	8,400,000	878,000	12,854,000	2,301,000
Total segment income	9,707,000	1,778,000	15,570,000	4,110,000

Unallocated corporate overhead expenses	1,665,000	530,000	3,215,000	1,401,000
Provision for income taxes	1,822,000	238,000	794,000	481,000
Consolidated net income	$6,220,000	$1,010,000	$11,561,000	$2,228,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Building Supply	$1,909,000	$1,867,000
Disposable Protective Apparel	1,112,000	1,087,000
Total segment assets	3,021,000	2,954,000

Unallocated corporate assets	1,047,000	1,055,000
Total consolidated assets	$4,068,000	$4,009,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales by geographic region
United States	$22,546,000	$11,158,000	$38,165,000	$23,197,000
International	2,954,000	257,000	5,489,000	521,000

Consolidated net sales	$25,500,000	$11,415,000	$43,654,000	$23,718,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and six months ended June 30, 2020 and 2019, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Long-lived assets by geographic region
United States	$2,544,000	$2,450,000
International	1,460,000	1,493,000

Consolidated total long-lived assets	$4,004,000	$3,943,000

12.	Related Party Transactions

As of June 30, 2020, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 7 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at June 30, 2020 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of June 30, 2020, the Company had operating lease right-of-use assets of $2,728,000 and operating lease liabilities of $2,776,000. As of June 30, 2020, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 and $402,000 during the three and six months ended June 30, 2020, respectively.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of June 30, 2020 were as follows:

June 30,
2020
Remaining six months of 2020	$547,000
2021	1,000,000
2022	670,000
2023	676,000
Thereafter	126,000
Total future minimum lease payments	3,019,000
Less imputed interest	(243,000)
Total Lease liabilities	$2,776,000

As of June 30, 2020, the weighted average remaining lease term of the Company’s operating leases was 3.99 years. During the six months ended June 30, 2020, the weighted average discount rate with respect to these leases was 4.34%.

Alpha Pro Tech, Ltd.

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

An employer generally does not claim a corporate income tax deduction (which would be in an amount equal to the amount of income recognized by the employee) upon the exercise of its employee's Incentive Stock Options (“ISOs”) unless the employee does not meet the holding period requirements and sells early, making a disqualifying disposition, or if the options otherwise do not qualify as ISOs under applicable tax laws. With Non-Qualified Stock Options (“NQSOs”), on the other hand, the employer is typically eligible to claim a deduction upon its employee's exercise of the NQSO.

The company had an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified ISOs and the exercise of NQSOs, partially offset by tax expense of an estimated $1.0 million.

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in the 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. The CARES Act currently has minimal impact on the Company.

15.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2020 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders and production levels in 2020 and 2021, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business , see the risks described in Part I, Item IA, “Risk Factors,” in the 2019 Form 10-K and in Part II, Item IA, “Risk Factors,” in this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

Alpha Pro Tech, Ltd.

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

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time the products are delivered to or picked up by the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of June 30, 2020 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of June 30, 2020, we had contract liabilities of $6,475,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic (see “Impact of the Novel Coronavirus (COVID-19)” below). No such contract liabilities existed as of December 31, 2019.

Sales Returns, Rebates and Allowances: Sales are reduced for any anticipated sales returns, rebates and allowances based on historical experience. Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product-specific and sales volume rebates to select distributors. Our rebates are based on actual sales and are accrued monthly.

Stock-Based Compensation:  The Company accounts for stock awards in accordance with ASC 718, Stock Compensation. ASC 718 requires companies to estimate the fair value of equity-based awards on the date of grant with the related compensation expense recognized ratably over the requisite service period, which generally matches the vesting term.

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

Alpha Pro Tech, Ltd.

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

We have experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product, face shield products and other personal protective equipment (“PPE”) products as a result of COVID-19.  We experienced a dramatic increase in revenue from sales of these products during the first six months and expect additional increases for the remainder of 2020, and even beyond. We have seen significant increases not only in near-term demand, but also in longer-term ongoing purchase orders that have request dates that extend into the first half of 2021.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, the Company began ramping up production during the first quarter of 2020 of our N-95 face mask, which is manufactured by the Company in the United States. As of August 1, 2020, the Company had booked approximately $66 million in orders for the Company’s N-95 face mask since January 27, 2020, of which approximately 10% have request dates in 2021. The Company fulfilled approximately $12 million of the orders through the first six months of 2020. At this time, the Company expects approximately $43 million of booked N-95 face mask orders with request dates in 2020 to be fulfilled by the end of the year, and approximately $23 million of the orders will be fulfilled in 2021.

Alpha Pro Tech, Ltd.

During the second quarter of 2020, the Company brought all available phase 1 N-95 production lines into service and secured raw material to support the fulfillment of our anticipated 2020 orders. In the second quarter, one of the raw materials did have availability constraints; however,; the Company has now added additional supply sources, which the Company expects to remove any further bottlenecks and allow full production capacity of phase 1 in the latter part of the third quarter of 2020. Based on increased production capacity and current order demand, the Company expects N-95 face mask sales in the third quarter of 2020 to be significantly higher than the second quarter. The Company continues to expect the phase 2 expansion of additional N-95 face mask manufacturing lines to be initially operational by the latter part of the third quarter of 2020. Once phase 2 is operational, the Company will ramp up production throughout the remainder of 2020 and expects that for fiscal 2021 the production capacity for the N-95 face mask will be over $100 million.

The Company has also seen a significant increase in orders of the Company’s face shield products since January 27, 2020, with approximately $6 million of face shield orders fulfilled in the first six months of 2020. At this time, the Company expects face shield sales in the second half of 2020 to exceed the $6 million in sales through the first six months of the year.

The Company’s other disposable protective garment product line, which include coveralls, gowns, lab coats, shoecovers and bouffant caps, has also seen a significant increase in demand, which primarily began in early March and continued throughout the second quarter.  For the remainder of 2020, the Company expects increased demand for these products to continue. During the second quarter of 2020, the Company’s India joint venture ceased production due to a government-mandated COVID-19 shutdown, which impacted inventory levels. With the reopening of the joint venture in June, subsequent to the end of the shutdown, shipping of inventory has recommenced, but the temporary shutdown will impact production and sales of disposable protective garments in the third quarter, and production and sales could be further impacted by subsequent shutdowns. Even with these actual and potential delays, however, the Company expects disposable protective garment sales for the second half of 2020 to show continued top line growth.

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

Alpha Pro Tech, Ltd.

With the increase in demand has come a number of challenges. Although we remain committed to allocating the necessary resources and procuring the necessary raw materials in an effort to meet the unprecedented demand for our PPE products, we have experienced issues with raw material shortages and supply chain delays due, in large part, to government regulation and mandated closures around the world.  For example, our joint venture in India that manufacturers the Company’s PPE lines that include coveralls, gowns, lab coats, shoecovers and bouffant caps was under a country-wide, government mandated closure beginning in late March and lasting through May, 2020.  Although we believe that we have back-up options for raw material sourcing and manufacturing, those may be limited, and we expect some continued supply chain disruptions to impact sales in these and other product lines. Government regulation may impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, we expect the prices of raw materials to rise more rapidly than our sales prices, therefore decreasing the gross profit per item that we expect to receive.

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

COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy.  This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced cost increases from some of our suppliers.  And, despite the tremendous surge in demand for our PPE products in recent months, we expect that demand for our Building Supply segment products could be negatively impacted by decreased housing starts and increased uncertainty in the housing market and the economy in general, although to date we have not experienced any material negative impact in our Building Supply segment. .

The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our PPE products resulting from the pandemic had a positive impact on our first and second quarter results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	49.5%	36.0%	48.5%	37.6%
Selling, general and administrative expenses	17.9%	28.6%	19.8%	29.2%
Income from operations	30.9%	6.2%	27.8%	7.2%
Income before provision for income taxes	31.5%	10.9%	28.3%	11.4%
Net income	24.4%	8.8%	26.5%	9.4%

Three and Six months ended June 30, 2020, compared to Three and Six months ended June 30, 2019

Sales.  Consolidated sales for the three months ended June 30, 2020 increased to $25,500,000 from $11,415,000 for the three months ended June 30, 2019, representing an increase of $14,085,000, or 123.4%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $13,343,000 and increased sales in the Building Supply segment of $742,000.

Building Supply segment sales for the three months ended June 30, 2020 increased by $742,000, or 11.1%, to $7,452,000, compared to $6,710,000 for the three months ended June 30, 2019. The Building Supply segment increase was primarily due to an 11.7% increase in sales of our core building products, including an increase in sales of housewrap of 13.1% and an increase in sales of synthetic roof underlayment of 9.9%. Sales of other woven material increased by 8.5% compared to the same period of 2019. The sales mix of the Building Supply segment for the three months ended June 30, 2020 was approximately 46% for synthetic roof underlayment, 44% for housewrap and 10% for other woven material. This compared to approximately 47% for synthetic roof underlayment, 43% for housewrap and 10% for other woven material for the three months ended June 30, 2019. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis.

The increase in our housewrap sales is attributable to our increases in sales of our “system warranty” with housewrap, window flashings and seam tape products on our higher-end housewrap products. Even though the pandemic has slowed our ability to be in the field, we have been able to effectively convey the system warranty program to all market segments. As we continue to attract more builders and have expanded our distribution network to capture increased demand for our housewrap, window flashing and seam tape. In addition to benefitting from cash flow that has enabled us to build a strong inventory position, we have managed to avoid many of the challenges faced by competitors that rely heavily on third-party imported products from countries hit hard by the pandemic by relying on our U.S.-based manufacturing and our joint venture partner. This ultimately has brought us new distribution outlets, as we are able to offer products to the market at a reduced lead time. Sales of other woven material increased as a result of our largest customer in this category increasing its order volume with us. We expect continued growth in this market segment, though given the uncertainty of the economy as a result of the COVID-19 pandemic, short-term growth could be affected.

Alpha Pro Tech, Ltd.

Sales for the Disposable Protective Apparel segment for the three months ended June 30, 2020 increased by $13,343,000, or 283.6%, to $18,048,000, compared to $4,705,000 for the same period of 2019. This segment increase was due to a 991.3% increase in sales of face masks, a 973.2% increase in face shields and a 42.3% increase in sales of disposable protective garments. The increase in face mask sales was primarily attributed to increased sales of our N-95 face mask due to the COVID-19 pandemic. Although face mask sales increased very significantly during the quarter as a result of the COVID-19 pandemic, sales could have been even higher without a supply chain issue that we experienced. Management anticipates that this issue will be resolved in the third quarter of 2020 and that resolving this issue should bolster sales and inventory levels in the coming quarters. The increase in face shield sales was also due to the pandemic and having a strong inventory position. Disposable protective garments sales experienced a 42.3% increase in the quarter, as a result of the pandemic and having a strong inventory position. The Company’s joint venture in India, which manufacturers the disposable protective garment lines and has historically been the primary supply source for these products, was under a country-wide, government mandated closure that started in late March and ended in late May 2020. This two-month closure has adversely affected our supply chain. Although customer demand for disposable protective garments remains strong, the Company does expect some short-term third quarter impact on sales as a result of the India mandated closure. The sales mix of the Disposable Protective Apparel segment for the three months ended June 30, 2020 was approximately 28% for disposable protective garments, 47% for face masks and 25% for face shields. This compared to approximately 74% for disposable protective garments, 17% for face masks and 9% for face shields for the three months ended June 30, 2019.

Consolidated sales for the six months ended June 30, 2020 increased to $43,654,000 from $23,718,000 for the six months ended June 30, 2019, representing an increase of $19,936,000, or 84.1%. This increase consisted of increased sales in the Disposable Protective Apparel Segment of $18,136,000 and increased sales in the Building Supply segment of $1,800,000.

Building Supply segment sales for the six months ended June 30, 2020 increased by $1,800,000, or 13.6%, to $15,008,000, compared to $13,208,000 for the same period of 2019. Our synthetic roof underlayment product line includes REX™, TECHNOply™ and TECHNO SB®, and our housewrap line consists of REX™ Wrap, REX™ Wrap Plus and REX™ Wrap Fortis. The Building Supply segment increase was primarily due to an increase in sales of housewrap of 16.5%, an increase in sales of synthetic roof underlayment of 11.0% and an increase in sales of other woven material of 17.0% compared to the same period of 2019. Synthetic roof underlayment sales increased as a result of increased sales of the TECHNO family products. Housewrap sales in the first half of 2020 were positively affected by increased system warranty sales (as discussed above) and improved U.S. housing starts. Other woven material sales were up as a result of our largest customer in this category increasing its volume with us. The sales mix of the Building Supply segment for the six months ended June 30, 2020 was 45% for synthetic roof underlayment, 45% for housewrap and 10% for other woven material. This compared to 46% for synthetic roof underlayment, 44% for housewrap and 10% for other woven material for the six months ended June 30, 2019. As the impact of COVID-19 pandemic continues to unfold, there could be a negative impact  in our Building Supply segment, as there could be increased uncertainty with  the economy in general,  although to date we have not experienced any material negative impact in our Building Supply segment.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2020 increased by $18,136,000, or 172.6%, to $28,646,000, compared to $10,510,000 for the same period of 2019. This segment increase was due to a 691.1% increase in sales of face masks, a 621.8% increase in face shields and a 21.3% increase in sales of disposable protective garments. The increase in sales in this business segment was primarily due to the COVID-19 pandemic. Open purchase orders for these product lines remain very strong (see “Impact of the Novel Coronavirus (COVID-19)” above. The sales mix of the Disposable Protective Apparel segment for the six months ended June 30, 2020 was 34% for disposable protective garments, 46% for masks and 20% for shields. This sales mix is compared to 76% for disposable protective garments, 16% for masks and 8% for shields for the six months ended June 30, 2019.

Gross Profit.  Gross profit increased by $8,507,000, or 207.2%, to $12,613,000 for the three months ended June 30, 2020, from $4,106,000 for the same period of 2019. The gross profit margin was 49.5% for the three months ended June 30, 2020, compared to 36.0% for the three months ended June 30, 2019. Gross profit margin was positively affected by the significant change in product mix, with a surge in customer demand as a result of the COVID-19 pandemic for face masks, in particular our N-95 Particulate Respirator face mask, and face shields, which generally have a higher gross profit margin than our other products. The Company expects these higher gross profit margin products to be in high demand for at least the rest of 2020 due to the COVID-19 pandemic.

Gross profit increased by $12,258,000, or 137.6%, to $21,167,000 for the six months ended June 30, 2020, from $8,909,000 for the same period of 2019. The gross profit margin was 48.5% for the six months ended June 30, 2020, compared to 37.6% for the same period of 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1,291,000, or 39.6%, to $4,553,000 for the three months ended June 30, 2020, from $3,262,000 for the three months ended June 30, 2019. However, as a percentage of net sales, selling, general and administrative expenses decreased to 17.9% for the three months ended June 30, 2020, from 28.6% for the same period of 2019. The increase in selling, general and administrative expenses was primarily the result of increased employee compensation, increased sales commission, increased accrued bonuses, increased insurance costs and increased factory-related expenses primarily due to the COVID-19 pandemic.

Alpha Pro Tech, Ltd.

The change in expenses by segment comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 was as follows: Disposable Protective Apparel increased by $559,000, or 56.6%; corporate unallocated expenses increased by $706,000, or 72.2%; and Building Supply increased by $26,000, or 2.0%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, increased insurance costs, increased factory expenses and increased commission primarily as a result of increased sales. The increase in corporate unallocated expenses was a result of increased accrued bonuses as well as increased public company expenses and professional fees primarily due to the COVID-19 pandemic.

Selling, general and administrative expenses increased by $1,719,000, or 24.8%, to $8,656,000 for the six months ended June 30, 2020, from $6,937,000 for the six months ended June 30, 2019.However, as a percentage of net sales, selling, general and administrative expenses decreased to 19.8% for the six months ended June 30, 2020, down from 29.2% for the same period of 2019, primarily as a result of the growth in net sales.

The change in expenses by segment for the six months ended June 30, 2020 was as follows: Disposable Protective Apparel was up $619,000, or 28.3%; Building Supply was down $53,000, or 1.9%; and corporate unallocated expenses were up $1,153,000, or 57.1%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, increased factory expenses and increased commission as a result of increased sales. The increase in corporate unallocated expenses was primarily due to increased accrued bonuses, increased public company expenses and increased professional fees. The increase in selling general and administrative expenses was a result of increased expenses in all selling general and administrative expense categories to support significant sales growth during 2020.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $423,000 was accrued for the three months ended June 30, 2020, compared to $58,000 for the three months ended June 30, 2019. A bonus amount of $650,000 was accrued for the six months ended June 30, 2020, as compared to $135,000 for the same period of 2019.

Depreciation and Amortization.  Depreciation and amortization expense increased by $38,000, or 27.1%, to $178,000 for the three months ended June 30, 2020, from $140,000 for the three months ended June 30, 2019. Depreciation and amortization expense increased by $93,000, or 34.8%, to $360,000 for the six months ended June 30, 2020, from $267,000 for the same period of 2019. The increase for the quarter and six month period was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and increased corporate depreciation related to computer technology.

Income from Operations. Income from operations increased by $7,178,000, or 1019.6%, to $7,882,000 for the three months ended June 30, 2020, compared to $704,000 for the same period of 2019. The increased income from operations was primarily due to an increase in gross profit of $8,507,000, partially offset by an increase in selling, general and administrative expenses of $1,291,000, and an increase in depreciation and amortization expense of $38,000. Income from operations as a percentage of net sales for the three months ended June 30, 2020 was 30.9%, compared to 6.2% for the same period of 2019.

Income from operations increased by $10,446,000, or 612.7%, to $12,151,000 for the six months ended June 30, 2020, compared to $1,705,000 for the six months ended June 30, 2019. The increased income from operations was primarily due to an increase in gross profit of $12,258,000, partially offset by an increase in selling, general and administrative expenses of $1,719,000, and an increase in depreciation and amortization expense of $93,000. Income from operations as a percentage of net sales for the six months ended June 30, 2020 was 27.8%, compared to 7.2% for the same period of 2019.

Other Income. Other income decreased by $384,000, or 70.6%, to $160,000 for the three months ended June 30, 2020, from $544,000 for the same period of 2019. The decrease was primarily due to a decrease of $398,000 of realized and unrealized gains on marketable securities for the three months ended June 30, 2020 compared to the same period of 2019, and a decrease in interest income of $21,000, partially offset by an increase in equity in income of unconsolidated affiliate of $35,000.

Alpha Pro Tech, Ltd.

Other income consisted of equity in income of unconsolidated affiliate of $119,000 and a gain on marketable securities of $41,000 for the three months ended June 30, 2020. Other income consisted of equity in income of unconsolidated affiliate of $84,000, a gain on marketable securities of $439,000 and interest income of $21,000 for the three months ended June 30, 2019.

Other income decreased by $800,000 to $204,000 for the six months ended June 30, 2020, from $1,004,000 for the same period of 2019. The decrease was primarily due to a loss on marketable securities in 2020 compared to a gain on marketable securities during the same period of 2019, for a net decrease of $627,000, a decrease in equity in income of unconsolidated affiliate of $155,000 and a decrease in interest income of $18,000.

Other income consisted primarily of equity in income of unconsolidated affiliate of $206,000, a loss on marketable securities of $18,000 and interest income of $16,000 for the six months ended June 30, 2020. Other income consisted of equity in income of unconsolidated affiliate of $361,000, a gain on marketable securities of $609,000 and interest income of $34,000 for the six months ended June 30, 2019.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended June 30, 2020 was $8,042,000, compared to income before provision for income taxes of $1,248,000 for the same period of 2019, representing an increase of $6,794,000, or 544.4%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $7,178,000, partially offset by a decrease in other income of $384,000.

Income before provision for income taxes for the six months ended June 30, 2020 was $12,355,000, compared to income before provision for income taxes of $2,709,000 for the six months ended June 30, 2019, representing an increase of $9,646,000, or 356.1%. This increase in income before provision for income taxes was due to an increase in income from operations of $10,446,000, partially offset by a decrease in other income of $800,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2020 was $1,822,000, compared to $238,000 for the same period of 2019. The effective tax rate was 22.7% for the three months ended June 30, 2020, compared to 19.1% for the same period of 2019. The Company does not record a tax provision on equity in income of unconsolidated affiliate.

The provision for income taxes for the six months ended June 30, 2020 was $794,000, compared to $481,000 for the same period of 2019. The provision for income taxes consisted of an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified Incentive Stock Options and the exercise of Non-Qualified Stock Options. The estimated effective tax rate was 6.4% for the six months ended June 30, 2020, compared to 17.8% for the six months ended June 30, 2019. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 22.6% for the six months ended June 30, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended June 30, 2020 was $6,220,000, compared to net income of $1,010,000 for the same period of 2019, representing an increase of $5,210,000, or 515.8%. The net income increase was due to an increase in income before benefit for income taxes of $6,794,000, partially offset by an increase in provision for income taxes of $1,584,000. Net income as a percentage of net sales for the three months ended June 30, 2020 was 24.4%, and net income as a percentage of net sales for the three months ended June 30, 2019 was 8.8%. Basic earnings per common share for the three months ended June 30, 2020 and 2019 were $0.47 and $0.08, respectively. Diluted earnings per common share for the three months ended June 30, 2020 and 2019 were $0.46 and $0.08, respectively.

Alpha Pro Tech, Ltd.

Net income for the six months ended June 30, 2020 was $11,561,000, compared to net income of $2,228,000 for the same period of 2019, representing an increase of $9,333,000, or 418.9%. This six month period significantly exceeds even our highest annual net income that we experienced – annual net income of $9.0 million in 2009, resulting from the H1N1 pandemic. The net income increase was due to an increase in income before provision for income taxes of $9,646,000, partially offset by an increase in provision for income taxes of $313,000. As mentioned above, a tax benefit from stock options exercised positively impacted net income in the first quarter of 2020. Net income as a percentage of net sales for the six months ended June 30, 2020 was 26.5%, and net income as a percentage of net sales for the same period of 2019 was 9.4%. Basic earnings per common share for the six months ended June 30, 2020 and 2019 were $0.87 and $0.17, respectively. Diluted earnings per common share for the six months ended June 30, 2020 and 2019 were $0.84 and $0.17, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company had cash of $24,735,000 and working capital of $37,051,000, representing an increase in working capital of $13,289,000 from $23,762,000 as of December 31, 2019. As of June 30, 2020, the Company’s current ratio (current assets/current liabilities) was 4:1, compared to a 12:1 current ratio as of December 31, 2019. The change in current ratio is as a result of customer advance payments for future dated PPE orders. Cash increased by 277.7%, or $18,187,000, to $24,735,000 as of June 30, 2020, compared to $6,548,000 as of December 31, 2019. Approximately $6.5 million of the increase in cash is attributable to prepayments on future PPE sales. The increase in cash from December 31, 2019 was due to cash provided by operating activities of $16,749,000, cash provided by financing activities of $1,810,000 and cash used in investing activities of $372,000.

We previously had a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. This credit line expired in May 2020, and the Company decided not to renew. The Company has continued its relationship with Wells Fargo, with the exception of the line of credit. The Company determined the credit line was not necessary at this time, as it had not been used in several years and the Company currently has sufficient funding from operations.

Net cash provided by operating activities of $16,749,000 for the six months ended June 30, 2020 was due to net income of $11,561,000, impacted primarily by the following: stock-based compensation expense of $183,000, depreciation and amortization expense of $360,000, loss on marketable securities of $18,000, equity in income of unconsolidated affiliate of $206,000, operating lease expense net of accretion of $450,000, an increase in accounts receivable of $3,321,000, an increase in prepaid expenses of $523,000, an increase in inventory of $677,000, an increase in accounts payable and accrued liabilities of $9,347,000 and a decrease in lease liabilities of $443,000.

Accounts receivable increased by $3,321,000, or 77.4%, to $7,613,000 as of June 30, 2020, from $4,292,000 as of December 31, 2019. The increase in accounts receivable was related to increased sales. The number of days that sales remained outstanding as of June 30, 2020, calculated by using an average of accounts receivable outstanding and annual revenue, was 28 days, compared to 34 days as of December 31, 2019.

Inventory increased by $677,000, or 6.0%, to $11,980,000 as of June 30, 2020, from $11,303,000 as of December 31, 2019. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $1,385,000, or 24.7%, to $6,993,000, partially offset by a decrease in inventory for the Building Supply segment of $708,000, or 12.4%, to $4,987,000.

Prepaid expenses increased by $523,000, or 14.6%, to $4,110,000 as of June 30, 2020, from $3,587,000 as of December 31, 2019. The increase was primarily due to prepayments for machinery and equipment.

Right-of-use assets as of June 30, 2020 decreased by $450,000 to $2,728,000 from $3,178,000 as of December 31, 2019, as a result of amortization of the balance.

Lease liabilities as of June 30, 2020 decreased by $443,000 to $2,776,000 from $3,219,000 as of December 31, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the quarter.

Alpha Pro Tech, Ltd.

Accounts payable and accrued liabilities as of June 30, 2020 increased by $2,872,000, or 202.1%, to $4,293,000, from $1,421,000 as of December 31, 2019. The increase was primarily due to an increase in accounts payable as a result of increased raw material purchases, and an increased in accrued liabilities as of an increase in accrued bonuses.

Customer advance payment of orders as of June 30, 2020 was $6,475,000, which was the result of customer deposits for future-dated PPE orders in response to the COVID-19 pandemic. There were no advance payments of this nature as of December 31, 2019.

Net cash used in investing activities was $372,000 for the six months ended June 30, 2020, compared to net cash used in investing activities of $121,000 for the same period of 2019. Investing activities for the six months ended June 30, 2020 consisted of the purchase of property and equipment of $419,000, primarily for the Building Supply segment, and proceeds from the sale of marketable securities of $47,000. Investing activities for the six months ended June 30, 2019 consisted of the purchase of property and equipment of $254,000 and proceeds from the sale of marketable securities of $133,000.

Net cash provided by financing activities was $1,810,000 for the six months ended June 30, 2020, compared to net cash used in financing activities of $1,577,000 for the same period of 2019. Net cash provided by financing activities for the six months ended June 30, 2020 resulted from proceeds of $1,935,000 from the exercise of stock options, partially offset by the payment of $125,000 for the repurchase of common stock. Net cash used in financing activities for the six months ended June 30, 2019 resulted from the payment of $1,636,000 for the repurchase of common stock, partially offset by proceeds of $59,000 from the exercise of stock options.

As of June 30, 2020, we had $2,027,000 available for additional stock purchases under our stock repurchase program. For the six months ended June 30, 2020, we repurchased 35,100 shares of common stock at a cost of $125,000.  As of June 30, 2020, we had repurchased a total of 17,922,917 shares of common stock at a cost of $35,493,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients, which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 of the Notes to Consolidated Financial Statements (Unaudited), which appear elsewhere in this report, for more information.

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

Alpha Pro Tech, Ltd.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

In December 2019, COVID-19 surfaced in Wuhan, China, and over the course of the first quarter of 2020, the World Health Organization escalated its assessment of the COVID-19 threat, finally characterizing it as a pandemic on March 11, 2020. The situation relating to the COVID-19 pandemic is complex and still evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third-party dealers and distributors.

Federal, state and local governments, as well as foreign governments, have imposed numerous protocols and regulations in an effort to limit the spread of the COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having certain office workers work remotely and suspending employee travel. The potential negative effects to our operations, including reductions in production levels, research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to provide our products.  Conversely, the implications of unsuccessfully implementing health and well-being measures, which could, for example, result in workers at our manufacturing facilities testing positive for COVID-19, would also adversely affect our business, including resulting in a product recall. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time.

Although we have experienced increased sales and significantly increased demand for our PPE products, the global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S., Mexico, India and other countries, have prevented and could continue to prevent employees, suppliers, distributors and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, the government-mandated closure in India, which started in late March and ended in May 2020, impacted our order fulfillment and revenue growth related to our disposable protective garments. Any government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that have impacted and may continue to impact our ability to manufacture our products. We currently utilize third parties to, among other things, manufacture certain components and materials for our products, and to provide services such as sterilization services, and we purchase these materials and services from numerous suppliers worldwide. If either we or any third parties in the supply chain for materials used in the production of our products are adversely impacted by the COVID-19 pandemic, including the restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted, limiting our ability to manufacture our products. These disruptions may, among other things, impact our ability to produce and supply products in quantities necessary to meet market demand.

Alpha Pro Tech, Ltd.

Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we may elect to, or governments may require us to, allocate our products (for example, pursuant to the U.S. Defense Production Act (the “DPA”)) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. Likewise, suppliers of our raw materials who are subject to requests under the DPA may be unable to fulfill our orders for those raw materials, or such fulfillment could be delayed. In addition, unpredictable increases in demand for certain of our products could, or in some cases may continue to, exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships and result in negative publicity.

As a result of the COVID-19 pandemic, we have experienced a significant increase in orders of our PPE products from both legacy and new customers.  Because of the uncertainty associated with the pandemic, we may experience a decrease in sales from certain of these customers at the point at which conditions related to the virus change or improve and demand for these products subsides, which could impact our expectations of future orders and sales.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2020	-	-	-	$2,027,000
May 1 - 31, 2020	-	-	-	2,027,000
June 1 - 30, 2020	-	-	-	2,027,000
	-		-

(1) Pursuant to the Company’s share repurchase program, on December 11, 2019, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. We did not repurchase any shares during the period covered by this report.

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
10.1	Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 15, 2020 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2020.

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AALPHA PRO TECH, LTD.

DATE:	August 6, 2020	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	August 6, 2020	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer