Form 10-Q
period 2020-09-30
ALPHA PRO TECH LTD
filed 2020-11-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2020
Common Stock, $0.01 par value	13,577,845 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2020	2019 (1)
Assets
Current assets:
Cash and cash equivalents	$24,583,000	$6,548,000
Investments	173,000	335,000
Accounts receivable, net of allowance for doubtful accounts of $68,000 as of September 30, 2020 and $53,000 as of December 31, 2019	9,137,000	3,568,000
Accounts receivable, related party	833,000	724,000
Inventories	13,155,000	11,303,000
Prepaid expenses	4,859,000	3,587,000
Total current assets	52,740,000	26,065,000

Property and equipment, net	4,086,000	3,943,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	9,000	11,000
Right-of-use assets	2,501,000	3,178,000
Equity investment in unconsolidated affiliate	5,295,000	4,839,000
Total assets	$64,686,000	$38,091,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$992,000	$501,000
Accrued liabilities	2,969,000	920,000
Customer advance payments of orders	3,218,000	-
Lease liabilities	893,000	882,000
Total current liabilities	8,072,000	2,303,000

Lease liabilities, net of current portion	1,657,000	2,337,000
Deferred income tax liabilities, net	224,000	224,000
Total liabilities	9,953,000	4,864,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,577,847 and 12,885,273 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	136,000	129,000
Additional paid-in capital	2,539,000	708,000
Retained earnings	52,058,000	32,390,000
Total shareholders' equity	54,733,000	33,227,000
Total liabilities and shareholders' equity	$64,686,000	$38,091,000

(1) The condensed consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$30,027,000	$12,027,000	$73,681,000	$35,745,000

Cost of goods sold, excluding depreciation and amortization	14,891,000	7,807,000	37,378,000	22,616,000
Gross profit	15,136,000	4,220,000	36,303,000	13,129,000

Operating expenses:
Selling, general and administrative	4,580,000	3,172,000	13,236,000	10,108,000
Depreciation and amortization	186,000	142,000	546,000	410,000
Total operating expenses	4,766,000	3,314,000	13,782,000	10,518,000

Income from operations	10,370,000	906,000	22,521,000	2,611,000

Other income:
Equity in income of unconsolidated affiliate	250,000	10,000	456,000	371,000
Gain (loss) on marketable securities	(24,000)	(387,000)	(42,000)	223,000
Interest income, net	1,000	18,000	17,000	52,000
Total other income	227,000	(359,000)	431,000	646,000

Income before provision for income taxes	10,597,000	547,000	22,952,000	3,257,000

Provision for income taxes	2,490,000	110,000	3,284,000	592,000

Net income	$8,107,000	$437,000	$19,668,000	$2,665,000

Basic earnings per common share	$0.60	$0.03	$1.46	$0.20

Diluted earnings per common share	$0.58	$0.03	$1.41	$0.20

Basic weighted average common shares outstanding	13,588,554	13,056,173	13,431,210	13,209,598

Diluted weighted average common shares outstanding	14,033,027	13,075,692	13,977,564	13,238,026

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,390,000	$33,227,000
Net income	-	-	-	5,341,000	5,341,000
Common stock repurchased and retired	(35,100)	-	(125,000)	-	(125,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	712,839	7,000	1,834,000	-	1,841,000
Balance as of March 31, 2020	13,563,012	$136,000	$2,508,000	$37,731,000	$40,375,000
Net income	-	-	-	6,220,000	6,220,000
Common stock repurchased and retired	-	-	-	-	-
Stock-based compensation expense	-	-	92,000	-	92,000
Options exercised	24,835	-	94,000	-	94,000
Balance as of June 30, 2020	13,587,847	$136,000	$2,694,000	$43,951,000	$46,781,000
Net income	-	-	-	8,107,000	8,107,000
Common stock repurchased and retired	(20,000)	-	(281,000)	-	(281,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	10,000	-	35,000	-	35,000
Balance as of September 30, 2020	13,577,847	136,000	2,539,000	52,058,000	54,733,000

For the Nine Months Ended September 30, 2019

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	$135,000	$2,669,000	$29,390,000	$32,194,000
Net income	-	-	-	1,218,000	1,218,000
Common stock repurchased and retired	(255,000)	(2,000)	(1,006,000)	-	(1,008,000)
Stock-based compensation expense	-	-	122,000	-	122,000
Options exercised	33,334	-	60,000	-	60,000
Balance as of March 31, 2019	13,281,018	$133,000	$1,845,000	$30,608,000	$32,586,000
Net income	-	-	-	1,010,000	1,010,000
Common stock repurchased and retired	(172,000)	(2,000)	(626,000)	-	(628,000)
Stock-based compensation expense	-	-	138,000	-	138,000
Options exercised	-	-	-	-	-
Balance as of June 30, 2019	13,109,018	$131,000	$1,357,000	$31,618,000	$33,106,000
Net income	-	-	-	437,000	437,000
Common stock repurchased and retired	(121,010)	(1,000)	(427,000)	-	(428,000)
Stock-based compensation expense	-	-	93,000	-	93,000
Options exercised	16,499	-	35,000	-	35,000
Balance as of September 30, 2019	13,004,507	130,000	1,058,000	32,055,000	33,243,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$19,668,000	$2,665,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	274,000	353,000
Depreciation and amortization	546,000	410,000
Loss (gain) on marketable securities	42,000	(223,000)
Equity in income of unconsolidated affiliate	(456,000)	(371,000)
Operating lease expense, net of accretion	677,000	532,000
Changes in assets and liabilities:
Accounts receivable, net	(5,569,000)	(479,000)
Accounts receivable, related party	(109,000)	(372,000)
Inventories	(1,852,000)	(1,377,000)
Prepaid expenses	(1,272,000)	855,000
Accounts payable and accrued liabilities	2,540,000	(402,000)
Customer advance payments of orders	3,218,000	-
Lease liabilities	(669,000)	(492,000)

Net cash provided by operating activities	17,038,000	1,099,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(687,000)	(1,164,000)
Proceeds from sales of marketable securities	120,000	133,000

Net cash used in investing activities	(567,000)	(1,031,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,970,000	95,000
Repurchase of common stock	(406,000)	(2,064,000)

Net cash provided (used) in financing activities	1,564,000	(1,969,000)

Increase (decrease) in cash	18,035,000	(1,901,000)

Cash, beginning of the period	6,548,000	7,007,000

Cash, end of the period	$24,583,000	$5,106,000

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

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), filed with the SEC on March 10, 2020. The results of operations for the three and nine months ended September 30, 2020 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2019 was prepared using information from the audited consolidated balance sheet contained in the 2019 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of September 30, 2020 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of September 30, 2020, we had contract liabilities of $3,218,000 as a result of customer advance payments of orders in connection with the COVID-19 pandemic. No such contract liabilities existed as of December 31, 2019. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

For the nine months ended September 30, 2020 and 2019, 0 and 370,000 stock options were granted under the 2004 Option Plan, respectively. The Company recognized $274,000 and $353,000 in stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2020:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2019	1,326,414	$2.86
Granted to employees and non-employee directors	-	-
Exercised	(747,674)	2.63
Canceled/expired/forfeited	-	-
Options outstanding, September 30, 2020	578,740	3.43
Options exercisable, September 30, 2020	172,167	3.22

As of September 30, 2020, $315,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.31 years.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. As of September 30, 2020, no equity awards had been granted under the 2020 Incentive Plan.

4.	Investments

As of September 30, 2020 and December 31, 2019, investments totaled $173,000 and $335,000, respectively, which consisted of equity securities. Certain marketable securities were sold during the three months ended September 30, 2020, and no marketable securities were sold during the three months ended September 30, 2019. The total loss on marketable securities during the three months ended September 30, 2020 was $24,000, consisting of an unrealized loss of $42,000 and a realized gain of $18,000. Certain marketable securities were sold during both the nine months ended September 30, 2020 and 2019. The total loss on marketable securities during the nine months ended September 30, 2020 was $42,000, and the total gain on marketable securities during the nine months ended September 30, 2019 was $223,000. The loss for the nine months ended September 30, 2020 was due to an unrealized loss of $77,000 and a realized gain of $35,000. The gain for the nine months ended September 30, 2019 was due to an unrealized gain of $168,000 and a realized gain of $55,000.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

6.	Inventories

As of September 30, 2020 and December 31, 2019, inventories consisted of the following:

	September 30,	December 31,
	2020	2019

Raw materials	$7,963,000	$4,284,000
Work in process	1,905,000	2,559,000
Finished goods	3,287,000	4,460,000
	$13,155,000	$11,303,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2020 or December 31, 2019.

For the three months ended September 30, 2020 and 2019, Alpha Pro Tech purchased $4,156,000 and $4,849,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2020 and 2019, Alpha Pro Tech purchased $12,636,000 and $15,300,000 of inventories, respectively, from Harmony.

For the three months ended September 30, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $250,000 and $10,000, respectively, related to Harmony. For the nine months ended September 30, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $456,000 and $371,000, respectively, related to Harmony.

As of September 30, 2020, the Company’s investment in Harmony was $5,295,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $4,864,000, less $942,000 in repayments of the advance and $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Accrued Liabilities

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019

Payroll expenses and taxes payable	$1,085,000	$299,000
Commissions and bonuses payable and general accrued liabilities	1,884,000	621,000
	$2,969,000	$920,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (numerator)	$8,107,000	$437,000	$19,668,000	$2,665,000

Shares (denominator):
Basic weighted average common shares outstanding	13,588,554	13,056,173	13,431,210	13,209,598
Add: dilutive effect of common stock options	444,473	19,519	546,354	28,428

Diluted weighted average common shares outstanding	14,033,027	13,075,692	13,977,564	13,238,026

Earnings per common share:
Basic	$0.60	$0.03	$1.46	$0.20
Diluted	$0.58	$0.03	$1.41	$0.20

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Building Supply	$7,668,000	$7,215,000	$22,677,000	$20,423,000
Disposable Protective Apparel	22,359,000	4,812,000	51,004,000	15,322,000
Consolidated net sales	$30,027,000	$12,027,000	$73,681,000	$35,745,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Building Supply	$1,307,000	$1,010,000	$4,023,000	$2,819,000
Disposable Protective Apparel	10,880,000	839,000	23,733,000	3,140,000
Total segment income	12,187,000	1,849,000	27,756,000	5,959,000

Unallocated corporate overhead expenses	1,590,000	1,302,000	4,804,000	2,702,000
Provision for income taxes	2,490,000	110,000	3,284,000	592,000
Consolidated net income	$8,107,000	$437,000	$19,668,000	$2,665,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Building Supply	$1,913,000	$1,867,000
Disposable Protective Apparel	1,193,000	1,087,000
Total segment assets	3,106,000	2,954,000

Unallocated corporate assets	1,044,000	1,055,000
Total consolidated assets	$4,150,000	$4,009,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales by geographic region
United States	$24,295,000	$11,806,000	$62,461,000	$35,004,000
International	5,732,000	221,000	11,220,000	741,000

Consolidated net sales	$30,027,000	$12,027,000	$73,681,000	$35,745,000

Net sales by geographic region are based on the countries in which our customers are located.  For the three and nine months ended September 30, 2020, the Company generated approximately $4,514,000 and $6,567,000, respectively, in sales from Australia. No other single country other than the United States was significant to consolidated net sales.  During the three and nine months ended September 30, 2019, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Long-lived assets by geographic region
United States	$2,642,000	$2,450,000
International	1,444,000	1,493,000

Consolidated total long-lived assets	$4,086,000	$3,943,000

12.	Related Party Transactions

As of September 30, 2020, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 7 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at September 30, 2020 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of September 30, 2020, the Company had operating lease right-of-use assets of $2,501,000 and operating lease liabilities of $2,550,000. As of September 30, 2020, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $201,000 and $603,000 during the three and nine months ended September 30, 2020, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2020 were as follows:

September 30,
2020
Remaining three months of 2020	$273,000
2021	1,000,000
2022	670,000
2023	676,000
Thereafter	126,000
Total future minimum lease payments	2,745,000
Less imputed interest	(195,000)
Total Lease liabilities	$2,550,000

As of September 30, 2020, the weighted average remaining lease term of the Company’s operating leases was 3.97 years. During the nine months ended September 30, 2020, the weighted average discount rate with respect to these leases was 4.28%.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2020 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2020 and 2021, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	Global economic conditions could adversely affect the Company’s business and financial results.
●

The effects of the COVID-19 pandemic, including effects on the business and operations of those within our supply chain and on global economic conditions generally, could have a material adverse effect on our business, financial results and results of operations.

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

Alpha Pro Tech, Ltd.

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2019 Form 10-K and in Part II, Item IA, “Risk Factors,” in this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Where to find more information about us. We make available, free of charge, on our website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our most recent Quarterly Report on Form 10-Q, any Current Reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such reports with the SEC. In addition, in accordance with SEC rules, we provide paper copies of our filings free of charge upon request.

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

Alpha Pro Tech, Ltd.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of September 30, 2020, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of September 30, 2020, the Company had contract liabilities of $3,218,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic (see “Impact of the Novel Coronavirus (COVID-19)” below). No such contract liabilities existed as of December 31, 2019.

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

We have experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during the first nine months of the year and expect additional increases for the remainder of 2020, and even beyond, especially with respect to face masks and disposable protective garments, including coveralls, gowns, lab coats and bouffant caps. We have seen significant increases not only in near-term demand, but also in longer-term ongoing purchase orders that have request dates that extend into 2021. Although orders of the Company’s face shield products are expected to remain above historic levels through the fourth quarter of 2020, management now believes that, due to increased competition resulting from relatively low barriers to entry in the face shield market and a surplus of face shields now available to consumers, face shield sales during the fourth quarter will be down from the unprecedented levels experienced in the second and third quarters of 2020, and face shield sales for the second half of the year will be less than the approximately $6.0 million previously expected.

Alpha Pro Tech, Ltd.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, the Company began ramping up production during the first quarter of 2020 of our PPE products, in particular our N-95 face mask, which is manufactured by the Company in the United States. We have addressed the growing customer demand for PPE products by increasing and improving the human, mechanical and supply chain components behind production. Even with these increases and improvements, customer demand for PPE products, face masks in particular, continues to exceed industry supply in many instances, and we believe that this may continue for some time. Due to this customer demand and the current state of the industry, we expect continued face mask sales growth during the fourth quarter and into 2021, but much of our production will be presold. Industry-wide reports also appear to indicate that, even with the significant increase in supply, demand will continue to outpace capacity for immediate utilization, with longer-term stockpiling not realistic until late 2021 and into 2022.

We have encountered over the last several months a number of constraints within our supply chain due to government-mandated shutdowns, raw materials shortages and shipping delays. Although we continue to work to alleviate these supply chain issues (which have improved since the second quarter) by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Further, we expect that prices of raw materials may rise more rapidly in the current environment than our sales prices, which could decrease our profits.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state or local authorities. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time. While this remains a fluid situation, all of our U.S. manufacturing sites are currently operating at or above normal production rates.

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

The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our PPE products resulting from the pandemic has had a positive impact on our year-to-date results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	50.4%	35.1%	49.3%	36.7%
Selling, general and administrative expenses	15.3%	26.4%	18.0%	28.3%
Income from operations	34.5%	7.5%	30.6%	7.3%
Income before provision for income taxes	35.3%	4.5%	31.2%	9.1%
Net income	27.0%	3.6%	26.7%	7.5%

Three months ended September 30, 2020, compared to three months ended September 30, 2019

Sales.  Consolidated sales for the three months ended September 30, 2020 increased to $30,027,000, from $12,027,000 for the three months ended September 30, 2019, representing an increase of $18,000,000, or 149.7%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $17,547,000 and increased sales in the Building Supply segment of $453,000.

Alpha Pro Tech, Ltd.

Building Supply Segment

Building Supply segment sales for the three months ended September 30, 2020 increased by $453,000, or 6.3%, to $7,668,000, compared to $7,215,000 for the three months ended September 30, 2019. The Building Supply segment increase was primarily due to an increase in sales of synthetic roof underlayment of 6.7%, an increase in sales of housewrap of 2.1% and an increase of other woven material of 27.8% compared to the same period of 2019.

The sales mix of the Building Supply segment for the three months ended September 30, 2020 was approximately 49% for synthetic roof underlayment, 44% for housewrap and 7% for other woven material. This compared to approximately 48% for synthetic roof underlayment, 46% for housewrap and 6% for other woven material for the three months ended September 30, 2019. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

The increase in our synthetic underlayment sales was a result of damage stemming from multiple storms in the southeast as well as demand associated with re-roofing and remodeling growth that has been on the rise this year. We have also expanded our distribution network with new dealers for our line of synthetic roof underlayment. The third quarter of 2020 was a record quarter for housewrap sales, and, even though sales in the third quarter were only slightly higher than in the comparative quarter of 2019, sales in the third quarter of 2019 were a record up to that point. The housewrap sales increase was aided by a strong inventory position in the Company’s manufacturing facility in the United States. Sales of both synthetic roof underlayment and housewrap have benefitted from an increase in new home construction during 2020 and management’s determination to expand the Company’s distribution reach to cover the new home growth.

At the end of the third quarter of 2020, our backlog of open orders for both the synthetic roof underlayment and housewrap product lines was at higher than historical levels. As a result of the backlog, we anticipate continued growth for the fourth quarter and for 2021 as the industry is forecasting growth of new home construction, along with demand for re-roofing in 2021. Although we expect continued long-term growth in this market segment, given the uncertainty of the economy as a result of the COVID-19 pandemic, short-term growth could be affected.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2020 increased by $17,547,000, or 364.7%, to $22,359,000, compared to $4,812,000 for the same period of 2019. This segment increase was due to a 1,627.9% increase in sales of face masks, a 1,024.1% increase in face shields and a 23.8% increase in sales of disposable protective garments.

The increase in face mask sales was primarily attributable to increased sales of our proprietary N-95 Particulate Respirator face mask resulting from increased customer demand associated with the COVID-19 pandemic. Face mask sales have grown during each quarter of 2020. Third quarter 2020 face mask sales were $13.4 million, compared to $8.5 million in the second quarter of 2020 and $4.5 million in the first quarter of 2020. Management anticipates significant continued quarterly growth of face masks in the fourth quarter of 2020 and into 2021.

The increase in face shield sales was also attributable to the pandemic and further benefited from the Company’s strong inventory position. Due to the surplus of face shields in the market discussed above, the Company expects sales of face shields to decrease significantly in the coming quarters but still to remain above historical levels as the pandemic persists.

Disposable protective garment sales experienced a 23.8% increase in the quarter, largely as a result of the pandemic. The Company’s joint venture in India, which is the primary supply source for these products, was under a government-mandated closure that ended in late May 2020, and the manufacturing facilities did not immediately resume full operation, as many employees did not return after the mandate was lifted and new employees had to be trained. This supply chain disruption negatively affected availability and, therefore, sales of the Company’s disposable protective garments in the third quarter of 2020. Conditions at the current time have improved, so similar constraints are not expected to have a material impact on sales in the fourth quarter of 2020.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2020 was approximately 20% for disposable protective garments, 60% for face masks and 20% for face shields. This compared to approximately 76% for disposable protective garments, 16% for face masks and 8% for face shields for the three months ended September 30, 2019.

Alpha Pro Tech, Ltd.

Nine months ended September 30, 2020 Compared to nine months ended September 30, 2019

Consolidated sales for the nine months ended September 30, 2020 increased to $73,681,000 from $35,745,000 for the nine months ended September 30, 2019, representing an increase of $37,936,000, or 106.1%. This increase consisted of increased sales in the Disposable Protective Apparel Segment of $35,682,000 and increased sales in the Building Supply segment of $2,254,000.

Building Supply Segment

Building Supply segment sales for the nine months ended September 30, 2020 increased by $2,254,000, or 11.0%, to $22,677,000, compared to $20,423,000 for the same period of 2019. The Building Supply segment increase was primarily due to an increase in sales of housewrap of 11.2%, an increase in sales of synthetic roof underlayment of 9.4% and an increase in sales of other woven material of 19.6% compared to the same period of 2019. Synthetic roof underlayment sales increased as a result of increased sales of the Company’s TECHNO family of products. Synthetic roof underlayment and housewrap sales were positively affected by improved U.S. housing starts. Other woven material sales were up as a result of our largest customer in this category increasing its order volume. The sales mix of the Building Supply segment for the nine months ended September 30, 2020 was 46% for synthetic roof underlayment, 45% for housewrap and 9% for other woven material. This compared to 47% for synthetic roof underlayment, 45% for housewrap and 8% for other woven material for the nine months ended September 30, 2019. As the impact of the COVID-19 pandemic continues to unfold, there could be a negative impact in our Building Supply segment, as there could be increased uncertainty with the economy in general. However, to date, we have not experienced any material negative impact in our Building Supply segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2020 increased by $35,682,000, or 232.9%, to $51,004,000, compared to $15,322,000 for the same period of 2019. This segment increase was due to a 989.6% increase in sales of face masks, a 755.6% increase in face shields and a 22.1% increase in sales of disposable protective garments, all primarily due to increased customer demand associated with the pandemic. Open purchase orders for face masks and disposable protective garments remain very strong. The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2020 was 28% for disposable protective garments, 52% for masks and 20% for shields. This sales mix is compared to 76% for disposable protective garments, 16% for masks and 8% for shields for the nine months ended September 30, 2019.

Gross Profit.  Gross profit increased by $10,916,000, or 258.7%, to $15,136,000 for the three months ended September 30, 2020, from $4,220,000 for the same period of 2019. The gross profit margin was 50.4% for the three months ended September 30, 2020, compared to 35.1% for the three months ended September 30, 2019. The gross profit margin was positively affected by the significant change in product mix, which was altered due to a surge in customer demand as a result of the COVID-19 pandemic for face masks, in particular our N-95 Particulate Respirator face mask, and face shields, which generally have a higher gross profit margin than our other products.

Gross profit increased by $23,174,000, or 176.5%, to $36,303,000 for the nine months ended September 30, 2020, from $13,129,000 for the same period of 2019. The gross profit margin was 49.3% for the nine months ended September 30, 2020, compared to 36.7% for the same period of 2019.

Alpha Pro Tech, Ltd.

The gross profit margin could be slightly affected in the fourth quarter of 2020 as a result of increases in the prices of some raw materials. However, management expects continued higher gross profit margin for the rest of 2020 and into 2021 due to sales associated with the pandemic.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1,408,000, or 44.4%, to $4,580,000 for the three months ended September 30, 2020, from $3,172,000 for the three months ended September 30, 2019. However, as a percentage of net sales, selling, general and administrative expenses decreased to 15.3% for the three months ended September 30, 2020, from 26.4% for the same period of 2019, primarily as a result of the growth in net sales. The increase in selling, general and administrative expenses was primarily the result of increased employee compensation, increased sales commissions, increased accrued bonuses, increased insurance costs, increased general office expenses and increased factory-related expenses, largely associated with the pandemic.

The change in expenses by segment comparing the three months ended September 30, 2020 to the three months ended September 30, 2019 was as follows: Disposable Protective Apparel increased by $665,000, or 65.6%; corporate unallocated expenses increased by $625,000, or 67.9%; and Building Supply increased by $118,000, or 9.6%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, increased insurance costs, increased factory expenses, increased general office expenses and increased commissions as a result of increased sales. The increase in corporate unallocated expenses was a result of increased accrued bonuses as well as increased public company expenses, general office expenses and professional fees primarily due to the pandemic. The increase in the Building Supply segment expenses was related to increased employee compensation and increased insurance costs.

Selling, general and administrative expenses increased by $3,128,000, or 30.9%, to $13,236,000 for the nine months ended September 30, 2020, from $10,108,000 for the nine months ended September 30, 2019. However, as a percentage of net sales, selling, general and administrative expenses decreased to 18.0% for the nine months ended September 30, 2020, down from 28.3% for the same period of 2019, primarily as a result of the growth in net sales.

The change in expenses by segment for the nine months ended September 30, 2020 was as follows: Disposable Protective Apparel was up $1,285,000, or 40.1%; Building Supply was up $65,000, or 1.6%; and corporate unallocated expenses were up $1,778,000, or 60.5%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, increased factory expenses and increased commissions as a result of increased sales. The increase in the Building Supply segment expenses was related to increased employee compensation and increased insurance costs. The increase in corporate unallocated expenses was primarily due to increased accrued bonuses, increased public company expenses and increased professional fees.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $350,000 was accrued for the three months ended September 30, 2020, compared to $36,000 for the three months ended September 30, 2019. A bonus amount of $1,000,000 was accrued for the nine months ended September 30, 2020, as compared to $171,000 for the same period of 2019.

Depreciation and Amortization. Depreciation and amortization expense increased by $44,000, or 31.0%, to $186,000 for the three months ended September 30, 2020, from $142,000 for the three months ended September 30, 2019. Depreciation and amortization expense increased by $136,000, or 33.2%, to $546,000 for the nine months ended September 30, 2020, from $410,000 for the same period of 2019. The increase for the quarter and nine month period was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and increased corporate depreciation related to computer technology.

Income from Operations. Income from operations increased by $9,464,000, or 1044.6%, to $10,370,000 for the three months ended September 30, 2020, compared to $906,000 for the same period of 2019. The increased income from operations was primarily due to an increase in gross profit of $10,916,000, partially offset by an increase in selling, general and administrative expenses of $1,408,000 and an increase in depreciation and amortization expense of $44,000. Income from operations as a percentage of net sales for the three months ended September 30, 2020 was 34.5%, compared to 7.5% for the same period of 2019.

Alpha Pro Tech, Ltd.

Income from operations increased by $19,910,000, or 762.5%, to $22,521,000 for the nine months ended September 30, 2020, compared to $2,611,000 for the nine months ended September 30, 2019. The increased income from operations was primarily due to an increase in gross profit of $23,174,000, partially offset by an increase in selling, general and administrative expenses of $3,128,000 and an increase in depreciation and amortization expense of $136,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2020 was 30.6%, compared to 7.3% for the same period of 2019.

Other Income. Other income increased by $586,000 to $227,000 for the three months ended September 30, 2020, from a loss of $359,000 for the same period of 2019. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $240,000 and a net increase of $363,000 on a loss on marketable securities resulting in a gain of $24,000 for the three months ended September 30, 2020 compared to a loss on marketable securities of $387,000 and a decrease in interest income of $17,000 during the same period of 2019.

Other income consisted of equity in income of unconsolidated affiliate of $250,000 and interest income of $1,000, partially offset by a loss on marketable securities of $24,000 for the three months ended September 30, 2020. Other income consisted of equity in income of unconsolidated affiliate of $10,000, a loss on marketable securities of $387,000 and interest income of $18,000 for the three months ended September 30, 2019.

Other income decreased by $215,000 to $431,000 for the nine months ended September 30, 2020, from $646,000 for the same period of 2019. The decrease was primarily due to a loss on marketable securities in 2020 compared to a gain on marketable securities during the same period of 2019, for a net decrease of $265,000, and a decrease in interest income of $35,000, partially offset by an increase in equity in income of unconsolidated affiliate of $85,000.

Other income consisted primarily of equity in income of unconsolidated affiliate of $456,000, a loss on marketable securities of $42,000 and interest income of $17,000 for the nine months ended September 30, 2020. Other income consisted of equity in income of unconsolidated affiliate of $371,000, a gain on marketable securities of $223,000 and interest income of $52,000 for the nine months ended September 30, 2019.

Income before Provision for Income Taxes.  Income before provision for income taxes for the three months ended September 30, 2020 was $10,597,000, compared to income before provision for income taxes of $547,000 for the same period of 2019, representing an increase of $10,050,000, or 1,837.3%. This increase in income before provision for income taxes was primarily due to an increase in income from operations of $9,464,000 and an increase in other income of $586,000.

Income before provision for income taxes for the nine months ended September 30, 2020 was $22,952,000, compared to income before provision for income taxes of $3,257,000 for the nine months ended September 30, 2019, representing an increase of $19,695,000, or 604.7%. This increase in income before provision for income taxes was due to an increase in income from operations of $19,910,000, partially offset by a decrease in other income of $215,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2020 was $2,490,000, compared to $110,000 for the same period of 2019. The effective tax rate was 23.5% for the three months ended September 30, 2020, compared to 20.1% for the same period of 2019. The Company does not record a tax provision on equity in income of unconsolidated affiliate.

The provision for income taxes for the nine months ended September 30, 2020 was $3,284,000, compared to $592,000 for the same period of 2019. The provision for income taxes consisted of an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified Incentive Stock Options and the exercise of Non-Qualified Stock Options. The estimated effective tax rate was 14.3% for the nine months ended September 30, 2020, compared to 18.2% for the nine months ended September 30, 2019. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 23.0% for the nine months ended September 30, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended September 30, 2020 was $8,107,000, compared to net income of $437,000 for the same period of 2019, representing an increase of $7,670,000, or 1,755.1%. The net income increase was due to an increase in income before provison for income taxes of $10,050,000, partially offset by an increase in provision for income taxes of $2,380,000. Net income as a percentage of net sales for the three months ended September 30, 2020 was 27.0%, and net income as a percentage of net sales for the three months ended September 30, 2019 was 3.6%. Basic earnings per common share for the three months ended September 30, 2020 and 2019 were $0.60 and $0.03, respectively. Diluted earnings per common share for the three months ended September 30, 2020 and 2019 were $0.58 and $0.03, respectively.

Net income for the nine months ended September 30, 2020 was $19,668,000, compared to net income of $2,665,000 for the same period of 2019, representing an increase of $17,003,000, or 638.0%. Net income for the nine-month period significantly exceeded the Company’s previous net income record for a full annual period – $9.0 million for the year ended December 31, 2009, which resulted primarily from increased sales due to the H1N1 pandemic. The net income increase comparing the 2020 and 2019 periods was due to an increase in income before provision for income taxes of $19,695,000, partially offset by an increase in provision for income taxes of $2,692,000. As mentioned above, a tax benefit from stock options exercised positively impacted net income in the first quarter of 2020. Net income as a percentage of net sales for the nine months ended September 30, 2020 was 26.7%, and net income as a percentage of net sales for the same period of 2019 was 7.5%. Basic earnings per common share for the nine months ended September 30, 2020 and 2019 were $1.46 and $0.20, respectively. Diluted earnings per common share for the nine months ended September 30, 2020 and 2019 were $1.41 and $0.20, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company had cash of $24,583,000 and working capital of $44,668,000, representing an increase in working capital of $20,906,000 from $23,762,000 as of December 31, 2019. As of September 30, 2020, the Company’s current ratio (current assets/current liabilities) was 7:1, compared to a current ratio of 11:1 as of December 31, 2019. The change in current ratio was primarily a result of customer advance payments for future dated PPE orders, which totaled $3.2 million at the end of the third quarter of 2020. Cash increased by 275.4%, or $18,035,000, to $24,583,000 as of September 30, 2020, compared to $6,548,000 as of December 31, 2019. Approximately $3.2 million of the increase in cash was attributable to customer advance payments for future dated PPE orders. The increase in cash from December 31, 2019 was due to cash provided by operating activities of $17,038,000 and cash provided by financing activities of $1,564,000, partially offset by cash used in investing activities of $567,000.

We previously had a $3,500,000 credit facility with Wells Fargo Bank, consisting of a line of credit with interest at prime plus 0.5%. This credit line expired in May 2020, and the Company decided not to renew. The Company has continued its relationship with Wells Fargo, with the exception of the line of credit. The Company determined that the credit line is not necessary at this time, as it had not been used in several years, and the Company currently has sufficient funding from operations.

Net cash provided by operating activities of $17,038,000 for the nine months ended September 30, 2020 was due to net income of $19,668,000, impacted primarily by the following: stock-based compensation expense of $274,000, depreciation and amortization expense of $546,000, loss on marketable securities of $42,000, equity in income of unconsolidated affiliate of $456,000, operating lease expense net of accretion of $677,000, an increase in accounts receivable of $5,678,000, an increase in prepaid expenses of $1,272,000, an increase in inventory of $1,852,000, an increase in accounts payable and accrued liabilities of $5,758,000 and a decrease in lease liabilities of $669,000.

Accounts receivable increased by $5,678,000, or 132.3%, to $9,970,000 as of September 30, 2020, from $4,292,000 as of December 31, 2019. The increase in accounts receivable was related to increased sales. The number of days that sales remained outstanding as of September 30, 2020, calculated by using an average of accounts receivable outstanding and annual revenue, was 35 days, compared to 34 days as of December 31, 2019.

Alpha Pro Tech, Ltd.

Inventory increased by $1,852,000, or 16.4%, to $13,155,000 as of September 30, 2020, from $11,303,000 as of December 31, 2019. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $2,964,000, or 52.9%, to $8,572,000, partially offset by a decrease in inventory for the Building Supply segment of $1,112,000, or 19.5%, to $4,583,000.

Prepaid expenses increased by $1,272,000, or 35.5%, to $4,859,000 as of September 30, 2020, from $3,587,000 as of December 31, 2019. The increase was primarily due to prepayments for machinery and equipment, as well as inventory.

Right-of-use assets as of September 30, 2020 decreased by $677,000 to $2,501,000 from $3,178,000 as of December 31, 2019 as a result of amortization of the balance.

Lease liabilities as of September 30, 2020 decreased by $669,000 to $2,550,000 from $3,219,000 as of December 31, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of September 30, 2020 increased by $2,540,000, or 178.8%, to $3,961,000, from $1,421,000 as of December 31, 2019. The increase was primarily due to an increase in accounts payable as a result of increased raw material purchases, an increased in accrued liabilities, an increase in accrued bonuses and an increase in accrued taxes.

Customer advance payment of orders as of September 30, 2020 was $3,218,000, which was the result of customer deposits for future dated PPE orders in response to the COVID-19 pandemic. There were no advance payments of this nature as of December 31, 2019.

Net cash used in investing activities was $567,000 for the nine months ended September 30, 2020, compared to net cash used in investing activities of $1,031,000 for the same period of 2019. Investing activities for the nine months ended September 30, 2020 consisted of the purchase of property and equipment of $687,000 for both the Building Supply segment and the Disposable Protective Apparel segment and proceeds from the sale of marketable securities of $120,000. Investing activities for the nine months ended September 30, 2019 consisted of the purchase of property and equipment of $1,164,000 for both the Building Supply segment and the Disposable Protective Apparel segment and proceeds from the sale of marketable securities of $133,000.

Net cash provided by financing activities was $1,564,000 for the nine months ended September 30, 2020, compared to net cash used in financing activities of $1,969,000 for the same period of 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 resulted from proceeds of $1,970,000 from the exercise of stock options, partially offset by the payment of $406,000 for the repurchase of common stock. Net cash used in financing activities for the nine months ended September 30, 2019 resulted from the payment of $2,064,000 for the repurchase of common stock, partially offset by proceeds of $95,000 from the exercise of stock options.

As of September 30, 2020, we had $6,745,000 available for additional stock purchases under our stock repurchase program. For the nine months ended September 30, 2020, we repurchased 55,100 shares of common stock at a cost of $406,000. As of September 30, 2020, we had repurchased a total of 17,942,917 shares of common stock at a cost of $35,774,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Alpha Pro Tech, Ltd.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We have elected a package of transition practical expedients, which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We have also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 13 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which appear elsewhere in this report, for more information.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2020, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Alpha Pro Tech, Ltd.

Although we have experienced increased sales and significantly increased demand for our PPE products, the global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S., Mexico, India and other countries, have prevented and could continue to prevent employees, suppliers, distributors and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, the government-mandated closure in India, which started in late March and ended in May 2020, impacted our order fulfillment and revenue growth related to our disposable protective garments. Any government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that have impacted and may continue to impact our ability to manufacture our products. We currently utilize third parties to, among other things, manufacture certain components and materials for our products, and to provide services such as sterilization services, and we purchase these materials and services from numerous suppliers worldwide. If either we or any third parties in the supply chain for materials used in the production of our products are adversely impacted by the COVID-19 pandemic, including the restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted, limiting our ability to manufacture our products. These disruptions may, among other things, continue to impact our ability to produce and supply products in quantities necessary to meet market demand.

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

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2020	-	-	-	$2,027,000
August 1 - 31, 2020	-	-	-	2,027,000
September 1 - 30, 2020	20,000	$13.96	20,000	6,745,000
	20,000		20,000

(1) Pursuant to the Company’s share repurchase program, on September 22, 2020, the Company announced that the Board of Directors had authorized a $5,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program.

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2020.

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 6, 2020	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 6, 2020	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer