Form 10-K
period 2020-12-31
ALPHA PRO TECH LTD
filed 2021-03-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from       to

Commission file number: 001-15725

_________________________

ALPHA PRO TECH, LTD.

(Exact Name of Registrant as Specified in Its Charter)

________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020, was $216,910,119.

As of March 2, 2021, the registrant had outstanding 13,596,757 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on June 9, 2021 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

INDEX TO ANNUAL REPORT ON FORM 10-K

Page

Special Note Regarding Forward-Looking Statements	3
Special Note Regarding Smaller Reporting Company Status	3

PART I:	3

Item 1. Business	3
General
Business	3
Strategy	4
Products	4
Markets	5
Distribution	5
Financial Information About Geographic Areas	6
Manufacturing	6
Competition	7
Regulatory Requirements	7
Patents and Trademarks	7
Human Capital	7
Available Information	8
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	13
Item 4. Mine Safety Disclosures	13

PART II:	13

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	21
Item 8. Financial Statements and Supplementary Data	22
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	45
Item 9A. Controls and Procedures	45
Item 9B. Other Information	45

PART III:	46

Item 10. Directors, Executive Officers and Corporate Governance	46
Item 11. Executive Compensation	46
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13. Certain Relationships and Related Transactions, and Director Independence	46
Item 14. Principal Accountant Fees and Services	46

PART IV:	47

Item 15. Exhibits and Financial Statement Schedules	47
Item 16. Form 10-K Summary	47

Exhibit Index	48

Signatures	49

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2020 and 2021, the expected effects of the COVID-19 pandemic, and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

Any expectations based on these forward-looking statements are subject to risks and uncertainties. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2020. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2020. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2020 and 2019 and consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020.

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

STRATEGY

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

Building Supply:

●    Housewrap

●    Housewrap accessories: flashing and tape

●    Synthetic roof underlayment

●    Other woven material

Disposable Protective Apparel:

●    Shoecovers

●    Bouffant caps

●    Gowns

●    Coveralls

●    Lab coats

●    Frocks

●    Face masks

●    Face shields

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

Our goal in the design and manufacture of all our disposable protective garments is to keep the wearer cool, clean, comfortable and to provide the right level of protection for the wearer and the wearer’s environment. To achieve this, we offer a comprehensive selection of materials and garment designs to meet a wide range of application requirements. Our materials are clean, durable and offer the wearer a great comfort level. Our products are offered under proprietary materials such as ChemTech®, BarrierTech®, ComforTech®, AlphaGuard® and GenPro®, UltraGrip™, SafeStep®, MaxGrip®, AquaTrak®, SureGrip™ and NaviTrak®.

The vast majority of the disposable protective garments are manufactured through our joint venture in India, and, to a much lesser extent, by other contract manufacturers in Asia and Mexico, as described in more detail below under “Manufacturing.” Certain proprietary products are made using materials supplied by us.

Our face masks come in a wide variety of filtration efficiencies and styles. Our patented Positive Facial Lock® feature provides a custom fit to the face to prevent blow-by for better protection. The term "blow-by" is used to describe the potential for infectious material to enter or escape a face mask without going through the filter as a result of gaps or openings in the face mask. Our Magic Arch® feature holds the mask away from the nose and mouth, creating a comfortable breathing chamber.

Our N-95 Particulate Respirator National Institute for Occupational Safety and Health (“NIOSH”) approved face mask, which incorporates both the Positive Facial Lock® feature and the Magic Arch® feature, has historically experienced increased demand during outbreaks of infectious disease, such as SARS in 2003, Bird Flu in 2006, H1N1 in 2009 and COVID-19 in 2020 to combat the spread of these diseases.

All eye shields are made from an optical-grade polyester film and have a permanent anti-fog feature. This provides the wearer with extremely lightweight, distortion-free protection that can be worn for hours, and the eye shields will not fog up from humidity and/or perspiration. An important feature of all face masks and eye and face shields is that they are disposable, which eliminates the possibility of cross infection between patients and saves consumers, such as hospitals, the expense of sterilization after every use.

As described in more detail below under “Manufacturing,” our face masks are primarily manufactured in our facility in Salt Lake City, Utah. Our eye shields are produced in our facility in Nogales, Arizona and assembled by a subcontractor in Mexico.

All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment beginning with the first quarter of 2019. The disclosures in this Annual Report reflect this current segmentation.

The Company’s products are sold under the “Alpha Pro Tech” brand name and under private label, and they are predominantly sold in the U.S.

Financial information related to the two segments can be found in Activity of Business Segments (Note 15) of the Notes to Consolidated Financial Statements.

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

We do not usually have backlog orders, as orders are usually placed for shipment and shipped within 30 days, although at December 31, 2020, as a result of the COVID-19 pandemic and expansion in the construction sector we did have a backlog of unfulfilled orders for our personal protective equipment (“PPE”) products and certain of our building supply products.  Appropriate levels of inventories are maintained to supply distributors on a timely basis.  From time to time, we will stockpile inventory for periods of unusually high demand. Disruptions in the supply chain as well unpredictable changes in the response to the COVID-19 pandemic have created uncertainty in the timing of deliveries and fulfillment of backlogged orders. Some orders may ultimately be cancelled due to unavoidable delays and changing circumstances.

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

	Years Ended December 31,
	2020	2019

Net sales by geographic region
United States	$90,495,000	$45,748,000
International	12,205,000	917,000

Consolidated net sales	$102,700,000	$46,665,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2020, the Company generated sales of approximately $8,090,000 from Australia. During that year, no other single country (other than the United States) had sales that were significant to the Company’s consolidated net sales. For the year ended December 31, 2019, the Company did not generate sales from any single country (other than the United States) that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Long-lived assets by geographic region
United States	$2,787,000	$2,450,000
International	1,566,000	1,493,000

Consolidated total long-lived assets	$4,353,000	$3,943,000

MANUFACTURING

Our wholly owned subsidiary, Alpha ProTech Engineered Products, Inc., manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment. Alpha ProTech Engineered Products, Inc. operates in a 165,400 square foot facility in Valdosta, Georgia.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). Harmony has four facilities in India, three owned and one rented. One owned facility is a 113,000 square foot building for use in the manufacturing of building products. There is a 73,000 square foot owned facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel. There is also a 16,000 square foot owned facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 93,000 square foot facility for use in the manufacturing of Building Supply segment products.

We cut, warehouse and ship disposable protective apparel products in a 60,000 square foot facility in Nogales, Arizona. The majority of these products are manufactured by contract manufacturers in Asia and, to a much lesser extent, by a contract manufacturer in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

Our mask production facility is located in a 34,500 square foot building in Salt Lake City, Utah.

We have encountered over the last year a number of constraints within our supply chain due to government-mandated shutdowns, raw materials shortages and shipping delays. Although we continue to work to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Our business is not subject to significant seasonal considerations, although it is necessary for us to have adequate raw materials and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitors in the construction supply weatherization market are DuPont for housewrap and Interwrap Inc. for synthetic roof underlayment. Our major competitor in the medical and dental markets is Kimberly-Clark Corporation of Fort Worth, Texas. Other large competitors include 3M Company, Johnson & Johnson, White Knight Engineered Products (Precept Medical Products, Inc.), Cardinal Health, Inc. and Medline Industries Inc. Our major competitors in the industrial and cleanroom market are our former largest distributor, VWR International, LLC, Kimberly-Clark Corporation, 3M Company, Kappler, Inc., DuPont and Allegiance Healthcare Corporation. VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. For additional discussion of the competitive environment in which we conduct our business, see Part I, Item 1A, “Risk Factors.”

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

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe that our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations, and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health, and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. We are not currently named as a party in any judicial or administrative proceeding relating to environmental, health, and safety matters, and we currently have no anticipated capital expenditures for environmental projects that are expected to have a material effect on our financial condition, results of operations or liquidity.

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries. At present, we have ten United States patents relating to several of our products. In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position.

The various United States patents issued have remaining durations of approximately 1 to 5 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

HUMAN CAPITAL

As of February 26, 2021, we had 115 full-time employees, including 19 employees at our principal executive office in Markham, Ontario, Canada; 51 employees at our face mask production facility in Salt Lake City, Utah; 36 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 35 employees at our Building Supply segment facility in Valdosta, Georgia; 16 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

Workplace Health and Safety

The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19. To that end, the Company maintains a variety of programs to reduce and eliminate injuries and promote safety and regularly measures progress against those programs. These programs promote personal responsibility for workplace safety and encourage associates to set a meaningful example as safety ambassadors.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. Through the efforts of a cross-functional COVID-19 response team, the Company has responded to numerous people-related challenges resulting from the pandemic. The Company addressed various country, state, and local restrictions, mandates and guidelines and provided compliance programs at all Company locations designed to operate facilities in a safe manner. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing PPE, and instituting mandatory screening before accessing buildings.

Diversity and Inclusion

We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations. We remain committed to fostering an inclusive environment in which our differing backgrounds, life experiences, and perspectives join to positively impact the communities in which we live and serve. We do this by leading with inclusion and empowering everyone to do their best work as their most authentic selves—regardless of race, color, national origin, religion, sex, sexual orientation, gender identity and expression, age, disability, or military service status. We are united by our collective purpose and common set of organizational values that are core to our mission and culture.

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

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic could have a material adverse effect on our business, financial results and results of operations.

In December 2019, COVID-19 surfaced in Wuhan, China, and the World Health Organization characterized COVID-19 as a pandemic on March 11, 2020. The situation relating to the COVID-19 pandemic is complex and still evolving, with a broad number of governmental and commercial efforts to contain the spread of the virus globally. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of new variants of the COVID-19 virus, the extent and effectiveness of containment actions, the speed and efficacy of vaccination efforts, and the impact of these and other factors on our employees, customers, industry partners, suppliers and third-party dealers and distributors.

Federal, state and local governments, as well as foreign governments, have imposed numerous protocols and regulations in an effort to limit the spread of the COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having certain office workers work remotely and suspending employee travel. The potential negative effects to our operations, including reductions in production levels, research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, may adversely affect our ability to provide our products. Furthermore, the implications of unsuccessfully implementing health and well-being measures, which could, for example, result in workers at our manufacturing facilities testing positive for COVID-19, would also adversely affect our business, including resulting in a product recall. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time.

Although we have experienced increased sales and significantly increased demand for our PPE products, the global COVID-19 pandemic has and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S., Mexico, India and other countries, have prevented and could again prevent employees, suppliers, distributors and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, the government-mandated closure in India, which started in late March and ended in May 2020, impacted our order fulfillment and revenue growth related to our disposable protective garments. Any government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that have impacted and may continue to impact our ability to manufacture our products. We currently utilize third parties to, among other things, manufacture certain components and materials for our products, and to provide services such as sterilization services, and we purchase these materials and services from numerous suppliers worldwide. If either we or any third parties in the supply chain for materials used in the production of our products continue to be adversely impacted by the COVID-19 pandemic, including the restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted, limiting our ability to manufacture our products. These disruptions may, among other things, continue to impact our ability to produce and supply products in quantities necessary to meet market demand.

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

Risks Related to Our Industry

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

In particular, if the current COVID-19 outbreak continues and results in a continued prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions.  These restrictions have disrupted and could continue to disrupt our ability to receive manufactured products from China and may disrupt our suppliers located elsewhere who rely on products from China.  If we experience additional supply disruptions, we may not be able to develop alternate sourcing quickly.  Any disruption of our production schedule caused by an unexpected shortage of supplies even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual property could adversely affect our competitive advantage, our brand recognition and our business.

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

Our ability to continually renew our pipeline of new products and to bring those products to market may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection or gain market acceptance of new products.  There are no guarantees that new products will prove to be commercially successful. In addition, our product development and distribution activities are subject to inherent risks related to natural disasters, including earthquakes such as the one that recently occurred near our facility in Utah, which could disrupt our supply chain and impair our ability to manufacture or sell our products.

General Risks

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

In addition, our common stock price has recently experienced significant fluctuations due to speculation surrounding the effects of the COVID-19 outbreak on our operations. Such fluctuations may create conditions in which the market price of our common stock does not reflect an accurate measure of the long-term value of our common stock.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $3,300 for 4,200 square feet under a lease expiring February 28, 2022. Working out of the principal executive office are the President and Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia. The average monthly rent is $37,500 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona. The approximate monthly rent is $28,000 for 60,000 square feet. This lease expires on December 31, 2021.

The Company manufactures its surgical face masks at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $17,800 for 34,500 square feet. This lease expires on July 31, 2024.

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

As of March 2, 2021, the Company’s common stock was held by 114 shareholders of record and approximately 25,000 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2020.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2020	38,000	$15.26	38,000	$6,162,000
November 1 - 30, 2020	62,500	13.37	62,500	5,319,000
December 1 - 31, 2020	67,500	12.25	67,500	4,486,000
	168,000	$13.35	168,000

(1)

Pursuant to the Company’s share repurchase program, on September 22, 2020, the Company announced that the Board of Directors had authorized a $5,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program, the Company has authorized the repurchase of $42,520,000 of common stock, of which $4,486,000 was available to repurchase as of December 31, 2020.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties. These risks and other factors include, but are not limited to, those listed below and under “Risk Factors,” and elsewhere in this report. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2020. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. Our critical accounting policies and estimates include the following:

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

Leases: We determine if an arrangement is a lease at inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2020, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of December 31, 2020, the Company had contract liabilities of $209,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic (see “Impact of the Novel Coronavirus (COVID-19)” below). No such contract liabilities existed as of December 31, 2019.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options.

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

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. Based on these similarities, we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019. All financial information presented in this report reflects the current segmentation.

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

Impact of the Novel Coronavirus (COVID-19)

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. COVID-19 continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. COVID-19 has had, and we expect the virus to continue to have, a number of effects, both positive and negative, on our business operations and financial condition.

We have experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during the year of 2020, especially with respect to face masks and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, the Company began ramping up production during the first quarter of 2020 of our PPE products, in particular our N-95 face mask, which is manufactured by the Company in the United States. We have addressed the growing customer demand for PPE products by increasing and improving the human, mechanical, and supply chain components behind production. Even with these increases and improvements, customer demand for PPE products, face masks in particular, continues to exceed industry supply in many instances, and we believe that this may continue for some time.

We have encountered over the last several months a number of constraints within our supply chain due to government-mandated shutdowns, raw materials shortages and shipping delays. Although we continue to work to alleviate these supply chain issues (which have improved since the second quarter of 2020) by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Further, we expect that prices of raw materials may rise more rapidly in the current environment than our sales prices, which could decrease our profits.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel, and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time. While this remains a fluid situation, all of our U.S. manufacturing sites are currently operating at or above normal production rates.

COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy. This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced cost increases from some of our suppliers.  And, despite the tremendous surge in demand for our PPE products in recent months, we expect that demand for our Building Supply segment products could be negatively impacted if we experience a decrease in housing starts and increased uncertainty in the housing market and the economy in general, although to date we have not experienced any material negative impact in our Building Supply segment.

The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our PPE products resulting from the pandemic has had a positive impact on our 2020 financial results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments. Future developments include the duration, scope and severity of the pandemic and new variants, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations

OUTLOOK FOR 2021

In 2021, we expect the market for our products to normalize in some respects, although we believe that sales will remain strong as compared to historical levels.  More specifically:

●

So far in 2021, we are witnessing a softening in the demand for NIOSH-approved N-95 particulate respirator face masks manufactured by smaller companies like Alpha Pro Tech, creating some uncertainty in the market.  Factors contributing to this include (i) increased availability of N-95 face masks resulting from manufacturers ramping up production capacity and actual production, especially in the early months of the pandemic, (ii) increased competition, driven by more manufacturers entering the N-95 face mask market since the pandemic began in 2020, as well as Emergency Use Authorization in the U.S. that has allowed foreign manufactured, non-NIOSH approved KN-95 face masks, among others, to gain prevalence, (iii) decreased demand from some distributors and their ultimate consumers in light of high levels of stockpiled inventory, resulting from a rush to obtain face masks in the early months of the pandemic, and (iv) the improvement in outlook with respect to the duration, scope and severity of the pandemic and the rollout and availability of vaccines.  As a result of these factors, we expect that face mask sales, specifically sales of our N-95 particulate respirator face mask, in the first quarter of 2021 will be materially lower than in the fourth quarter of 2020, although we should still show revenue growth as compared to the first quarter of 2020. Additionally, we expect that, due to certain of these factors, specifically the improvement in outlook with respect to the pandemic and the growing number of individuals being vaccinated to protect against COVID-19, face mask sales may continue to decline in future periods.

●	We expect that face shield sales will remain at levels higher than those experienced before the COVID-19 pandemic.

●

Open orders for our disposable protective garments remain at historically high levels. The Company’s joint venture through which these products are manufactured has ramped up production capacity in order to respond to this demand.

●

Based on open orders for both our synthetic roof underlayment and housewrap products, we expect continued growth in our Building Supply segment, and the Company has committed to investing approximately $4.0 million in new equipment to increase production capacity of this segment. However, economic uncertainty resulting from the COVID-19 pandemic remains and could negatively impact demand for these products longer-term.

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2020	2019
Net sales	100.0%	100.0%
Gross profit	49.2%	36.4%
Selling, general and administrative expenses	17.7%	28.6%
Income from operations	30.8%	6.5%
Income before provision for income taxes	31.4%	7.9%
Net income	26.4%	6.4%

Fiscal Year 2020 Compared to Fiscal Year 2019

Sales. Consolidated sales for the year ended December 31, 2020 increased to a record $102,700,000, from $46,665,000 for the year ended December 31, 2019, representing an increase of $56,035,000, or 120.1%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $52,031,000 and increased sales in the Building Supply segment of $4,004,000.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2020 increased by $52,031,000, or 259.0%, to a record $72,120,000, compared to $20,089,000 for 2019. This segment increase was due to a 1,262% increase in sales of face masks, a 631.2% increase in face shields and a 23.7% increase in sales of disposable protective garments. The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2020 was approximately 58% for face masks, 15% for face shields and 27% for disposable protective garments. This sales mix is compared to approximately 15% for face masks, 8% for face shields and 77% for disposable protective garments for the year ended December 31, 2019.

The increase in face mask sales was primarily attributable to increased sales of our proprietary N-95 Particulate Respirator face mask resulting from increased customer demand associated with the COVID-19 pandemic. Face masks had a record year in 2020, surpassing the prior Company sales record set in 2009 during the H1N1 pandemic, by a multiple of 2.4 times. Face mask sales grew during each quarter of 2020. Fourth quarter face mask sales were $15.4 million compared to $13.4 million in the third quarter of 2020, $8.5 million in the second quarter of 2020 and $4.5 million in the first quarter of 2020. Face shields also had a record year in 2020, with a very significant increase compared to the prior record set in 2009, by a multiple of 2.9 times. The disposable protective garments line sales increased an impressive 23.7% in 2020 and the Company’s joint venture, Harmony, has ramped up production capacity to facilitate our current higher than historical open orders. Although open orders are strong, revenue growth could be impacted by longer than normal shipping and port times which is occurring in early 2021 across all markets shipping from international production facilities.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2020 increased by $4,004,000, or 15.1%, to a record $30,580,000, compared to $26,576,000 for the year ended December 31, 2019. The Building Supply segment increase was primarily due to an increase in sales of synthetic roof underlayment of 16.4%, an increase in sales of housewrap of 12.5% and an increase of other woven material of 20.2% compared to 2019.

The sales mix of the Building Supply segment for the year ended December 31, 2020 was approximately 48% for synthetic roof underlayment, 43% for housewrap and 9% for other woven material. This compared to approximately 47% for synthetic roof underlayment, 44% for housewrap and 9% for other woven material for the year ended December 31, 2019. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

Despite the challenges of 2020, our Building Supply segment experienced a record year with growth across all our product lines. Our TECHNO family of synthetic roof underlayment products showed continued growth as a result of strong sales of our TECHNO SB®25 product line, which was instrumental in the 16.4% growth of this product family in 2020. Housewrap sales hit record levels in 2020. In 2020, we added housewrap accessories, namely flashing and tape products, to our portfolio of housewrap sales, which opened up new market distribution and aided in the increase of housewrap sales of 12.5%. Sales of both synthetic roof underlayment and housewrap have benefitted from an increase in new home construction during 2020 and management’s determination to expand the Company’s distribution reach to cover the new home growth. Our sales of other woven materials increased in 2020, with an increase of 20.2% as our historically largest customer returned to its normal buying patterns.

At the end of 2020, our open orders for both the synthetic roof underlayment and housewrap product lines were at higher than historical levels and as a result, we anticipate growth into 2021. Given the uncertainty of the economy as a result of the COVID-19 pandemic, growth could be negatively affected in 2021, however to date we have not experienced any material negative impact in our Building Supply segment. Management expects continued growth in this segment and has committed to investing approximately $4.0 million in new equipment to increase production capacity of this segment.

Gross Profit.  Gross profit increased by $33,510,000, or 197.4%, to $50,482,000 for the year ended December 31, 2020, from $16,972,000 for the year ended December 31, 2019. The gross profit margin was 49.2% for the year ended December 31, 2020, compared to 36.4% for the year ended December 31, 2019. The gross profit margin was positively affected by the significant change in product mix, which was altered due to a surge in customer demand as a result of the COVID-19 pandemic for face masks, in particular our N-95 Particulate Respirator face mask, and face shields, which generally have a higher gross profit margin than our other products.

The gross profit margin in 2020 was significantly higher than historical levels, but management believes that gross profit margin could be negatively affected in 2021 as a result of potential changes in product mix and changes in distribution channels associated with the pandemic, as well as expected increases in raw material costs, resin in particular, as well as ocean freight and other transportation costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,823,000, or 36.1%, to $18,171,000 for the year ended December 31, 2020, from $13,348,000 for the year ended December 31, 2019. The increase in expenses was largely due to the pandemic response. However, as a percentage of net sales, selling, general and administrative expenses decreased to 17.7% for the year ended December 31, 2020, down from 28.6% for 2019, primarily as a result of the growth in net sales due to the pandemic.

The change in expenses by segment for the year ended December 31, 2020 was as follows: Disposable Protective Apparel was up $2,038,000, or 48.1%; Building Supply was up $155,000, or 3.0%; and corporate unallocated expenses were up $2,630,000, or 67.6%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, increased factory expenses and increased commissions as a result of increased sales, primarily due to the pandemic. The increase in the Building Supply segment expenses was related to increased employee compensation, increased commission and increased insurance costs, partially offset by decreased marketing and travel expenses. The increase in corporate unallocated expenses was primarily due to increased accrued bonuses, increased public company expenses and increased professional fees.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $1,000,000 was accrued for the year ended December 31, 2020, compared to $194,000 for the year ended December 31, 2019.

Depreciation and Amortization. Depreciation and amortization expense increased by $127,000, or 21.12%, to $729,000 for the year ended December 31, 2020, from $602,000 for the year ended December 31, 2019. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and to a lesser extent increased depreciation for machinery and equipment in the Disposable Protective Apparel segment, as well as increased corporate depreciation related to computer technology.

Income from Operations. Income from operations increased by $28,560,000, or 945.1%, to $31,582,000 for the year ended December 31, 2020, compared to $3,022,000 for the year ended December 31, 2019. The increased income from operations was primarily due to an increase in gross profit of $33,510,000, partially offset by an increase in selling, general and administrative expenses of $4,823,000 and an increase in depreciation and amortization expense of $127,000. Income from operations as a percentage of net sales for the year ended December 31, 2020 was 31.0%, compared to 6.5% for the same period of 2019.

Other Income. Other income increased by $8,000, or 1.2%, to $666,000 for the year ended December 31, 2020, from $658,000 for the year ended December 31, 2019. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $351,000, partially offset by a loss on marketable securities for the year ended December 31, 2020 compared to a gains on marketable securities during the year ended December 31, 2019, for a net change of $293,000, and a decrease in interest income of $50,000.

Other income consisted primarily of equity in income of unconsolidated affiliate of $710,000, a loss on marketable securities of $62,000 and interest income of $18,000 for the year ended December 31, 2020. Other income consisted of equity in income of unconsolidated affiliate of $359,000, a gain on marketable securities of $231,000 and interest income of $68,000 for the year ended December 31, 2019.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2020 was $32,248,000, compared to income before provision for income taxes of $3,680,000 for 2019, representing an increase of $28,568,000, or 776.3%. This increase in income before provision for income taxes was due to an increase in income from operations of $28,560,000 and an increase in other income of $8,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2020 was $5,162,000, compared to $680,000 for 2019. The provision for income taxes included an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified Incentive Stock Options and the exercise of Non-Qualified Stock Options. The estimated effective tax rate was 16.0% for the year ended December 31, 2020, compared to 18.5% for the year ended December 31, 2019. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 22.2% for the year ended December 31, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2020 was $27,086,000, compared to net income of $3,000,000 for the year ended December 31, 2019, representing an increase of $24,086,000, or 8,028.7%. The increase in net income was largely associated with the COVID-19 pandemic. Net income for 2020 significantly exceeded the Company’s previous net income record of $9.0 million for the year ended December 31, 2009, which resulted primarily from increased sales due to the H1N1 pandemic. The net income increase comparing the years ended December 31, 2020 and 2019 was due to an increase in income before provision for income taxes of $32,248,000, partially offset by an increase in provision for income taxes of $4,482,000. As mentioned above, a tax benefit from stock options exercised positively impacted net income in the first quarter of 2020. Net income as a percentage of net sales for the year ended December 31, 2020 was 26.4%, and net income as a percentage of net sales for 2019 was 6.4%. Basic earnings per common share for the year ended December 31, 2020, and 2019 were $2.01 and $0.23, respectively. Diluted earnings per common share for the year ended December 31, 2020 and 2019 were $1.94 and $0.23, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, the Company had cash of $23,292,000 and working capital of $49,451,000. As of December 31, 2020, the Company’s current ratio (current assets/current liabilities) was 9:1, compared to a current ratio of 11:1 as of December 31, 2019. Cash increased by 255.7%, or $16,744,000, to $23,292,000 as of December 31, 2020, compared to $6,548,000 as of December 31, 2019, and working capital increased by $25,689,000 from $23,762,000 as of December 31, 2019. The increase in cash from December 31, 2019 was due to cash provided by operating activities of $18,274,000, partially offset by cash used in investing activities of $862,000 and cash used in financing activities of $668,000.

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

Net cash provided by operating activities of $18,274,000 for the year ended December 31, 2020 was due to net income of $27,086,000, impacted primarily by the following: stock-based compensation expense of $375,000, depreciation and amortization expense of $729,000, loss on marketable securities of $62,000, equity in income of unconsolidated affiliate of $710,000, operating lease expense net of accretion of $357,000, an increase in accounts receivable of $4,745,000, an increase in prepaid expenses of $2,638,000, an increase in inventory of $5,446,000, an increase in accounts payable and accrued liabilities of $3,355,000 and an increase in lease liabilities of $367,000.

Accounts receivable increased by $4,745,000, or 110.5%, to $9,037,000 as of December 31, 2020, from $4,292,000 as of December 31, 2019. The increase in accounts receivable was related to increased sales. The number of days that sales remained outstanding as of December 31, 2020, calculated by using an average of accounts receivable outstanding and annual revenue, was 34 days, the same as of December 31, 2019.

Inventory increased by $5,446,000, or 48.2%, to $16,749,000 as of December 31, 2020, from $11,303,000 as of December 31, 2019. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $5,890,000, or 105.0%, to $11,498,000, partially offset by a decrease in inventory for the Building Supply segment of $444,000, or 7.8%, to $5,250,000.

Prepaid expenses increased by $2,638,000, or 73.5%, to $6,225,000 as of December 31, 2020, from $3,587,000 as of December 31, 2019. The increase was primarily due to prepayments for machinery and equipment for the Building Supply segment and, to a lesser extent for the Disposable Protective Apparel segment, as well as prepaid inventory.

Right-of-use assets as of December 31, 2020 increased by $357,000 to $3,535,000 from $3,178,000 as of December 31, 2019 as a result of amortization of the balance.

Lease liabilities as of December 31, 2020 increased by $367,000 to $3,586,000 from $3,219,000 as of December 31, 2019. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The increase in the lease liabilities was primarily the result of renewing our Nogales, Arizona lease in December 2020 and the assumption we will continue to lease that facility for at least 5 years.

Accounts payable and accrued liabilities as of December 31, 2020 increased by $3,355,000, or 236.1%, to $4,776,000, from $1,421,000 as of December 31, 2019. The increase was primarily due to an increase in accounts payable as a result of increased raw material purchases, an increase in accrued liabilities, and an increase in accrued bonuses.

Customer advance payment of orders as of December 31, 2020 was $209,000, which was the result of customer deposits for future dated PPE orders in response to the COVID-19 pandemic. There were no advance payments of this nature as of December 31, 2019.

Net cash used in investing activities was $862,000 for the year ended December 31, 2020, compared to net cash used in investing activities of $1,142,000 for the same period of 2019. Investing activities for the year ended December 31, 2020 consisted of the purchase of property and equipment of $1,135,000 for both the Building Supply segment and the Disposable Apparel Products segment and proceeds from the sale of marketable securities of $273,000. Investing activities for the year ended December 31, 2019 consisted of the purchase of property and equipment of $1,296,000 and proceeds from the sale of marketable securities of $154,000.

Net cash used in financing activities was $668,000 for the year ended December 31, 2020, compared to net cash used in financing activities of $2,418,000 for the same period of 2019. Net cash used in financing activities for the year ended December 31, 2020 resulted from the payment of $2,666,000 for the repurchase of common stock, mainly offset by proceeds of $1,998,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2019 resulted from the payment of $2,548,000 for the repurchase of common stock, partially offset by proceeds of $130,000 from the exercise of stock options.

As of December 31, 2020, we had $4,486,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2020, we repurchased 223,100 shares of common stock at a cost of $2,666,000. As of December 31, 2020, we had repurchased a total of 18,110,917 shares of common stock at a cost of $38,034,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future. We have made approximately $4,000,000 in commitments for capital investments to increase our production capacity in our Building supply segment, of which $1,191,000 has been made in deposits as of December 31, 2020.

Off- Balance Sheet Arrangements

None

Related Parties

During 2020, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 – “Equity Investments in Unconsolidated Affiliate” in the notes to our consolidated financial statements in Item 8 for more information on our relationship with our non-consolidated affiliated Harmony Plastics Private Limited.

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 12 of these Notes to Consolidated Financial Statements in Item 8 for more information.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606, Revenue form Contracts with Customers. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in Sri Lanka, China and, to a lesser extent, in Mexico, and have a joint venture in India. In addition, our principal executive office, with 19 employees, is located in Canada. We do not believe that we have a material foreign currency exposure due to the fact that our purchase agreements with companies in Sri Lanka, China, India and Mexico are settled in U.S. dollars. In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material due to the fact that we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2020, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The Communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Evaluation of Sufficiency of Audit Evidence over Revenue

During the year ended December 31, 2020, the Company’s net sales increased from approximately $47 million to approximately $103 million as the result of increased sales driven by the COVID-19 pandemic. This large increase in sales included large sales to new customers and a significant change in product mix due to the increase in sales of disposable protective apparel. As a result of the significant increases in sales volume that occurred during 2020, we identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter as it required especially subjective auditor judgment in determining the appropriate level of audit evidence to address the change in volume and nature of revenue transactions.

Our audit procedures over the Company’s revenue included, among others, sending confirmations to certain customers as third-party evidence regarding the existence of sales, detail testing of a sample of transactions and reconciliation to underlying documents as well as performance of analytics over sales volume and gross margins.

/s/Tanner LLC

We have served as the Company’s auditor since 2011.

Salt Lake City, Utah

March 10, 2021

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,292,000	$6,548,000
Investments	-	335,000
Accounts receivable, net of allowance for doubtful accounts of $71,000 as of December 31, 2020 and $53,000 as of December 31, 2019	8,132,000	3,568,000
Accounts receivable, related party	905,000	724,000
Inventories	16,749,000	11,303,000
Prepaid expenses	6,225,000	3,587,000
Total current assets	55,303,000	26,065,000

Property and equipment, net	4,353,000	3,943,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	7,000	11,000
Right-of-use assets	3,535,000	3,178,000
Equity investment in unconsolidated affiliate	5,549,000	4,839,000
Total assets	$68,802,000	$38,091,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,983,000	$501,000
Accrued liabilities	2,793,000	920,000
Customer advance payments of orders	209,000	-
Lease liabilities	867,000	882,000
Total current liabilities	5,852,000	2,303,000

Lease liabilities, net of current portion	2,719,000	2,337,000
Deferred income tax liabilities, net	211,000	224,000
Total liabilities	8,782,000	4,864,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,419,847 and 12,885,273 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	135,000	129,000
Additional paid-in capital	409,000	708,000
Retained earnings	59,476,000	32,390,000
Total shareholders' equity	60,020,000	33,227,000
Total liabilities and shareholders' equity	$68,802,000	$38,091,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019

Net sales	$102,700,000	$46,665,000

Cost of goods sold, excluding depreciation and amortization	52,218,000	29,693,000
Gross profit	50,482,000	16,972,000

Operating expenses:
Selling, general and administrative	18,171,000	13,348,000
Depreciation and amortization	729,000	602,000
Total operating expenses	18,900,000	13,950,000

Income from operations	31,582,000	3,022,000

Other income (expense):
Equity in income of unconsolidated affiliate	710,000	359,000
Gain (loss) on marketable securities	(62,000)	231,000
Interest income, net	18,000	68,000
Total other income	666,000	658,000

Income before provision for income taxes	32,248,000	3,680,000
Provision for income taxes	5,162,000	680,000

Net income	$27,086,000	$3,000,000

Basic earnings per common share	$2.01	$0.23

Diluted earnings per common share	$1.94	$0.23

Basic weighted average common shares outstanding	13,449,987	13,142,872

Diluted weighted average common shares outstanding	13,972,145	13,168,725

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2018	13,502,684	135,000	2,669,000	29,390,000	32,194,000
Common stock repurchased and retired	(683,910)	(6,000)	(2,542,000)	-	(2,548,000)
Share-based compensation expense	-	-	451,000	-	451,000
Options exercised	66,499	-	130,000	-	130,000
Net income	-	-	-	3,000,000	3,000,000
Balance as of December 31, 2019	12,885,273	129,000	708,000	32,390,000	33,227,000
Common stock repurchased and retired	(223,100)	(2,000)	(2,664,000)	-	(2,666,000)
Share-based compensation expense	-	-	375,000	-	375,000
Options exercised	757,674	8,000	1,990,000	-	1,998,000
Net income	-	-	-	27,086,000	27,086,000
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$59,476,000	$60,020,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$27,086,000	$3,000,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	375,000	451,000
Depreciation and amortization	729,000	602,000
(Gain) Loss on marketable securities	62,000	(231,000)
Equity in income of unconsolidated affiliate	(710,000)	(359,000)
Operating lease expense, net of accretion	(357,000)	704,000
Deferred income taxes	(13,000)	83,000
Changes in assets and liabilities:
Accounts receivable, net	(4,564,000)	1,367,000
Accounts receivable, related party	(181,000)	(341,000)
Inventories	(5,446,000)	(1,425,000)
Prepaid expenses	(2,638,000)	412,000
Accounts payable and accrued liabilities	3,355,000	(500,000)
Customer advance payments of orders	209,000	-
Lease liabilities	367,000	(662,000)

Net cash provided by operating activities	18,274,000	3,101,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,135,000)	(1,296,000)
Proceeds from sales of marketable securities	273,000	154,000

Net cash used in investing activities	(862,000)	(1,142,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,998,000	130,000
Repurchase of common stock	(2,666,000)	(2,548,000)

Net cash used in financing activities	(668,000)	(2,418,000)

Increase (decrease) in cash and cash equivalents	16,744,000	(459,000)

Cash and cash equivalents, beginning of the year	6,548,000	7,007,000

Cash and cash equivalents, end of the year	$23,292,000	$6,548,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,136,000	$633,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

The Building Supply segment consists of construction weatherization products, such as housewrap, housewrap accessories, namely tape and flashing, and synthetic roof underlayment, as well as other woven material.

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel products, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in Food and Drug Administration (“FDA”) approved facilities, regardless of the market served. Based on these similarities, the Infection Control segment was combined with the Disposable Protective Apparel segment during the first quarter of 2019. The disclosures in these Notes to Consolidated Financial Statements reflect this current segmentation.

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label, and are predominantly sold in the United States of America (“US”).

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our 2020 year end results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, including the severity and transmission rate of COVID-19 variants the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines and mass vaccinations efforts, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2020 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2020. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company’s marketable securities are classified as available-for-sale and are carried at fair market value based on quoted market prices.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2020 and 2019.

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2020 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of December 31, 2020, we had contract liabilities of $209,000 as a result of customer advance payments of orders in connection with the COVID-19 pandemic. No such contract liabilities existed as of December 31, 2019. See Note 15 and Note 16 of these Notes to Consolidated Financial Statements for information on revenue disaggregated by type and by geographic region.

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

For the year ended December 31, 2020 there were no stock options granted under the Company’s stock option plan. For the year ended 2019, there were 370,000 stock options granted under the Company’s option plan. The Company recognized $375,000 and $451,000 in share-based compensation expense for the years ended December 31, 2020 and 2019, respectively, related to outstanding options. For the year ended December 31, 2020, 8,912 restricted stock equity awards had been granted under the 2020 Incentive Plan, the compensation expense associated with the one year vest of these awards is $6,000.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019

Net income (numerator)	$27,086,000	$3,000,000

Shares (denominator):
Basic weighted average common shares outstanding	13,449,987	13,142,872
Add: Dilutive effect of common stock options	522,158	25,853

Diluted weighted average common shares outstanding	13,972,145	13,168,725

Earnings per common share:
Basic	$2.01	$0.23
Diluted	$1.94	$0.23

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2020 and 2019.

The Company does not have a material foreign currency exposure due to the fact that all purchase agreements with companies in Asia and Mexico are in U.S. dollars. In addition, all sales transactions are in U.S. dollars. The Company’s only foreign currency exposure is with its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture products in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2020 and 2019.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $32,000 and $16,000 for the years ended December 31, 2020 and 2019, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair values of the Company’s financial assets as of December 31, 2020 and 2019 were determined using the following levels of inputs:

• Level 1—Quoted prices for identical instruments in active markets;

• Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

• Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurements as of December 31,
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities 2020	$-	$-	$-	$-
Marketable securities 2019	335,000	335,000	-	-

The fair values for the marketable securities, classified as Level 1, were obtained from quoted market prices.

New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 12 of these Notes to Consolidated Financial Statements for more information.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606 - Revenue form Contracts with Customers. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

As of December 31, 2020 and 2019, investments totaled $0 and $335,000, respectively, which consisted of marketable securities. Certain marketable securities were sold during the years ended December 31, 2020 and 2019. The total loss on marketable securities during the year ended December 31, 2020 was $62,000 and the total gain on marketable securities during the year ended December 31, 2019 was $231,000. The loss for the year ended December 31, 2020 was due to an unrealized gain of $98,000 and a realized loss of $160,000. The gain for the year ended December 31, 2019 was due to an unrealized gain of $170,000 and a realized gain of $61,000.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2020	2019

Raw materials	$9,729,000	$4,284,000
Work in process	2,003,000	2,559,000
Finished goods	5,017,000	4,460,000
Total inventory	$16,749,000	$11,303,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019

Buildings	$493,000	$493,000
Machinery and equipment	13,039,000	12,227,000
Office furniture and equipment	2,076,000	1,390,000
Leasehold improvements	517,000	508,000
Software	3,000	438,000

	16,128,000	15,056,000
Less accumulated depreciation and amortization	(11,775,000)	(11,113,000)

Total net property and equipment	$4,353,000	$3,943,000

Depreciation and amortization expense for property and equipment was $725,000 and $597,000 for the years ended December 31, 2020 and 2019, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2020				December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	3.0	$474,000	$(467,000)	$7,000	3.0	$474,000	$(463,000)	$11,000

Amortization expense for intangible assets was $4,000 and $5,000 for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Years ending December 31,

2021	3,000
2022	2,000
2023	1,000
2024	1,000
Total	$7,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2020 or December 31, 2019.

For the years ended December 31, 2020 and 2019, the Company purchased $18,623,000 and $19,312,000 of inventories, respectively, from Harmony.  For the years ended December 31, 2020 and 2019, the Company recorded equity in income of unconsolidated affiliate of $710,000 and $359,000, respectively. For the years ended December 31, 2020 and 2019, the Company sold $1,087,000 and $1,332,000 of inventories, respectively, to Harmony.

As of December 31, 2020, the Company’s investment in Harmony was $5,549,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,118,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2020	2019

Payroll expenses and tax payable	$123,000	$299,000
Commission and bonuses payable and general accrued liabilities	2,670,000	621,000
Total accrued liabilities	$2,793,000	$920,000

Contract liabilities were $2,263,000 and $1,511,000 as of December 31, 2020 and 2019, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.	Notes Payable

The Company previously maintained a $3,500,000 credit facility with Wells Fargo Bank, which expired in May 2020, and which the Company decided not to renew. The Company has continued its relationship with Wells Fargo, with the exception of the credit facility. The Company determined that the credit line is not necessary at this time, as it had not been used in several years, and the Company currently had sufficient funding from operations. Pursuant to the terms of the credit facility, the Company had a borrowing capacity up to $3,500,000 based on eligible accounts receivable and inventories and was collateralized by accounts receivable, inventories, trademarks, patents and property and equipment. Under the terms of the facility, the Company paid a 0.5% unused loan fee on a quarterly basis.

As of December 31, 2020, the Company had no outstanding borrowings and no other debt.

10.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2020, the Company repurchased and retired 223,100 shares of its common stock for $2,666,000. During the year ended December 31, 2019, the Company repurchased and retired 683,910 shares of its common stock for $2,548,000. As of December 31, 2020, the Company had $4,486,000 available to repurchase common shares under the repurchase program.

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

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. As of December 31, 2020, 8,912 restricted stock equity awards had been granted under the 2020 Incentive Plan, the compensation expense associated with the one year vest of these awards is $6,000. As of December 31, 2020, $102,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of .942 years.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2020 and 2019:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2018	1,022,913	$2.69
Granted to employees and directors	370,000	3.59
Exercised	(66,499)	1.96
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2019	1,326,414	2.86
Granted to employees and directors	-	-
Exercised	(757,674)	2.64
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2020	568,740	3.37
Options exercisable, December 31, 2020	200,500	3.48

Stock options to purchase 568,740 and 1,326,414 shares of common stock were outstanding as of December 31, 2020 and 2019, respectively. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2020. All except 455,000 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2019.

The fair values of the share-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions and weighted average fair values:

	Stock Options
	For the Years Ended December 31,
	2020	2019
Exercise price	-	$3.59
Risk-free interest rate	-	2.23%
Expected volatility	-	32.17%
Expected life in years	-	4.25
Black-Scholes fair value	-	$1.06

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2020:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value

$1.58	-	$3.90	568,710	$3.37	2.84	$4,473,000	200,500	$3.48	2.63	$1,601,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $10,772,000 and $121,000, respectively.

As of December 31, 2020, $227,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 1.16 years. Cash received from 757,674 options exercised for the year ended December 31, 2020 was $1,998,000.

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

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2020	2019

Current	$5,175,000	$596,000
Deferred	(13,000)	84,000

Provision for income taxes	$5,162,000	$680,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2020	2019
Temporary differences:
Property and equipment	$(706,000)	$(646,000)
Intangible assets	(9,000)	(8,000)
Marketable securities	-	-
Inventory reserve	24,000	16,000
Accrued expenses and inventory	612,000	443,000
Basis difference in investments	35,000	19,000
Foreign exchange	(40,000)	(13,000)
AMT/Foreign tax credits	-	50,000
Other	(83,000)	(30,000)
State income taxes	(44,000)	(55,000)

Net deferred income tax assets (liabilities)	$(211,000)	$(224,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2020	2019
Income taxes based on U.S. statutory rate of 21% and 34%, respectively	$6,772,000	$773,000
Non-deductible meals and entertainment	5,000	8,000
FDII deduction	(348,000)	(6,000)
Foreign taxes	(38,000)	(75,000)
State taxes	603,000	85,000
Other	(1,832,000)	(105,000)

Provision for income taxes	$5,162,000	$680,000

12.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024.The Company’s primary operating lease commitments at December 31, 2020 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of December 31, 2020, the Company had operating lease right-of-use assets of $3,535,000 and operating lease liabilities of $3,586,000. As of December 31, 2020, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,154,000 and $1,109,000 for the years ended December 31, 2020 and 2019, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2020 were as follows:

December 31,
2020
2021	$1,009,000
2022	1,010,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	3,885,000
Less imputed interest	(299,000)
Total lease liabilities	$3,586,000

As of December 31, 2020, the weighted average remaining lease term of the Company’s operating leases was 4.00 years. During the year ended December 31, 2020, the weighted average discount rate with respect to these leases was 4.17%.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $45,000 and $42,000 for the years ended December 31, 2020 and 2019, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $1,000,000 for the year ended December 31, 2020, compared to $194,000 for 2019, in connection with the bonus.

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

Previously, face masks and face shields were included in a separate business segment called Infection Control. All of our disposable protective apparel, including face masks and face shields, are sold through similar distribution channels, are single-use and disposable, have the purpose of protecting people, products and environments, and have to be produced in FDA approved facilities, regardless of the market served. Based on these similarities, we determined that it would be best to consolidate the Infection Control segment into the Disposable Protective Apparel segment beginning with the first quarter of 2019. The disclosures in these Notes to Consolidated Financial Statements reflect this current segmentation.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2020	2019

Building Supply	$30,580,000	$26,576,000
Disposable Protective Apparel	72,120,000	20,089,000

Consolidated net sales	$102,700,000	$46,665,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2020	2019

Building Supply	$5,396,000	$3,491,000
Disposable Protective Apparel	33,501,000	3,856,000
Total segment income	38,897,000	7,347,000

Unallocated corporate overhead expenses	6,649,000	3,667,000
Provision for income taxes	5,162,000	680,000
Consolidated net income	$27,086,000	$3,000,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2020	2019

Net sales by geographic region
United States	$90,495,000	$45,748,000
International	12,205,000	917,000

Consolidated net sales	$102,700,000	$46,665,000

	As of December 31,
	2020	2019
Long-lived assets by geographic region
United States	$2,787,000	$2,450,000
International	1,566,000	1,493,000

Consolidated total long-lived assets	$4,353,000	$3,943,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2020 the Company generated sales of approximately $8,090,000 from Australia. No other single country other than the United States was significant to the Company’s consolidated net sales. For the year ended December 31, 2019, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2020	2019

Building Supply	$1,806,000	$1,867,000
Disposable Protective Apparel	1,432,000	1,087,000
Total segment assets	3,238,000	2,954,000

Unallocated corporate assets	1,177,000	1,055,000
Total consolidated assets	$4,415,000	$4,009,000

16.	Concentration of Risk

The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities were held in one publicly traded entity. The Company recognized a gain on investment in common stock warrants in a prior period and during 2020 recognized a realized loss of $160,000 and an unrealized gain of $98,000 in the consolidated statement of comprehensive income. During 2019, the Company recognized realized gain of $61,000 and an unrealized loss of $170,000 in the consolidated statement of comprehensive income. The Company was exposed to the fluctuation in the stock price of this investment when it held these securities. As of December 31, 2020 the Company no longer holds any investments in marketable securities.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2020 and 2019, and 10% or more of net sales for the years ended December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019

Accounts Receivable:
Customer A	11%	18%
Customer B	*	*
Customer C	*	10%
Customer D	18%	*

Net sales:
Customer A	20%	20%
Customer B	12%	12%
Customer D	10%	*

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2020 and December 31, 2019.

17.	Employment Agreements

The Company has entered into an employment agreement with its current President and Chief Executive Officer, which has a term of approximately five years and which renews in accordance with its terms.  The agreement provides that, if the officer’s employment is terminated without cause, as defined in the agreements, the officer is entitled to receive certain severance payments.  If termination occurs due to retirement, the officers will enter into a four-year consulting arrangement with the Company at a specified percentage of the officer’s then current salary. Upon death or disability, the Company will also make certain payments to the officer or the officer’s estate or beneficiary, as applicable.

The Company had entered into an employment agreement with its former President and Chairman. During the fourth quarter of 2017, the Company’s former President and Chairman passed away, which resulted in a death benefit expense of $619,000, in accordance with his employment agreement. There was no expense for the years ended December 31, 2020 and 2019. The related accrued liability as of December 31, 2020 and 2019 was $0 and $207,000, respectively.

18.	Related Party Transactions

During 2021, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7.

19.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2020 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to the our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.alphaprotech.com in the “Investors” section under “Corporate Governance.” We intend to disclose any amendments to the Code of Business Conduct and Ethics, as well as any waivers for executive officers or directors, on our website at www.alphaprotech.com.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2021.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2020 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 10 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	568,740	$3.37	1,791,088(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	568,740	$3.37	1,791,088

(1)	Represents 1,791,088 shares of common stock issuable pursuant to our 2020 Plan.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)         Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2020 and 2019;

Consolidated Statements of Income – Years Ended December 31, 2020 and 2019;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020 and 2019;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2020 and 2019;

Consolidated Statements of Cash Flows – Years Ended December 31, 2020 and 2019;

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

3.2	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).
4.1	Description of securities registered pursuant to Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2019, filed on March 10, 2020 (File No. 001-15725).
10.1A	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*
10.2	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Non-Qualified Stock Option Agreement of Russell Manock, incorporated by reference to Exhibit 4.5 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.5	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
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

10.8	Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 15, 2020 (File No. 001-15725).
10.8A	First Amendment to the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, filed herewith.
10.9	Form of Restricted Stock Award Agreement for Non-Employee Directors, filed herewith.
14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files.

* Indicates a management contract or compensatory plan or arrangement.

(P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 10, 2021	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 10, 2021	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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