Form 10-Q
period 2021-03-31
ALPHA PRO TECH LTD
filed 2021-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2021
Common Stock, $0.01 par value	13,332,251 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2021	2020 (1)
Assets
Current assets:
Cash and cash equivalents	$17,884,000	$23,292,000
Accounts receivable, net of allowance for doubtful accounts of $76,000 as of March 31, 2021 and $71,000 as of December 31, 2020	6,748,000	8,132,000
Accounts receivable, related party	1,275,000	905,000
Inventories, net	18,778,000	16,749,000
Prepaid expenses	10,235,000	6,225,000
Total current assets	54,920,000	55,303,000

Property and equipment, net	4,287,000	4,353,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	6,000	7,000
Right-of-use assets	3,315,000	3,535,000
Equity investment in unconsolidated affiliate	5,871,000	5,549,000
Total assets	$68,454,000	$68,802,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,219,000	$1,983,000
Accrued liabilities	1,762,000	2,793,000
Customer advance payments of orders	113,000	209,000
Lease liabilities	871,000	867,000
Total current liabilities	3,965,000	5,852,000

Lease liabilities, net of current portion	2,496,000	2,719,000
Deferred income tax liabilities, net	211,000	211,000
Total liabilities	6,672,000	8,782,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,323,341 and 13,419,847 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	134,000	135,000
Additional paid-in capital	-	409,000
Retained earnings	61,648,000	59,476,000
Total shareholders' equity	61,782,000	60,020,000
Total liabilities and shareholders' equity	$68,454,000	$68,802,000

(1) The condensed consolidated balance sheet as of December 31, 2020 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net sales	$23,161,000	$18,154,000

Cost of goods sold, excluding depreciation and amortization	13,982,000	9,600,000
Gross profit	9,179,000	8,554,000

Operating expenses:
Selling, general and administrative	4,578,000	4,102,000
Depreciation and amortization	198,000	182,000
Total operating expenses	4,776,000	4,284,000

Income from operations	4,403,000	4,270,000

Other income:
Equity in income of unconsolidated affiliate	322,000	87,000
Loss on marketable securities	-	(59,000)
Interest income, net	1,000	16,000
Total other income	323,000	44,000

Income before provision for income taxes	4,726,000	4,314,000

Provision (benefit) for income taxes	1,007,000	(1,028,000)

Net income	$3,719,000	$5,342,000

Basic earnings per common share	$0.28	$0.41

Diluted earnings per common share	$0.27	$0.39

Basic weighted average common shares outstanding	13,342,398	13,121,867

Diluted weighted average common shares outstanding	13,717,404	13,664,710

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$59,476,000	$60,020,000
Net income	-	-	-	3,719,000	3,719,000
Common stock repurchased and retired	(186,000)	(2,000)	(817,000)	(1,547,000)	(2,366,000)
Stock-based compensation expense	-	-	101,000	-	101,000
Options exercised	89,494	1,000	307,000	-	308,000
Balance as of March 31, 2021	13,323,341	$134,000	$-	$61,648,000	$61,782,000

For the Three Months Ended March 31, 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,390,000	$33,227,000
Net income	-	-	-	5,342,000	5,342,000
Common stock repurchased and retired	(35,100)	-	(125,000)	-	(125,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	712,839	7,000	1,834,000	-	1,841,000
Balance as of March 31, 2020	13,563,012	$136,000	$2,508,000	$37,732,000	$40,376,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$3,719,000	$5,342,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	101,000	91,000
Depreciation and amortization	198,000	182,000
Loss on marketable equity securities	-	59,000
Equity in income of unconsolidated affiliate	(322,000)	(87,000)
Operating lease expense, net of accretion	220,000	224,000
Changes in assets and liabilities:
Accounts receivable, net	1,384,000	(3,794,000)
Accounts receivable, related party	(370,000)	(192,000)
Inventories	(2,029,000)	155,000
Prepaid expenses	(4,011,000)	(650,000)
Accounts payable and accrued liabilities	(1,795,000)	1,072,000
Customer advance payments of orders	(96,000)	7,161,000
Lease liabilities	(219,000)	(221,000)

Net cash provided by (used in) operating activities	(3,220,000)	9,342,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(130,000)	(288,000)
Proceeds from sales of marketable securities	-	47,000

Net cash used in investing activities	(130,000)	(241,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	308,000	1,841,000
Repurchase of common stock	(2,366,000)	(125,000)

Net cash provided by (used in) financing activities	(2,058,000)	1,716,000

Increase (decrease) in cash	(5,408,000)	10,817,000

Cash, beginning of the period	23,292,000	6,548,000

Cash, end of the period	$17,884,000	$17,365,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2021 is less than in 2020, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), filed with the SEC on March 10, 2021. The results of operations for the three months ended March 31, 2021 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was prepared using information from the audited consolidated balance sheet contained in the 2020 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of March 31, 2021 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of March 31, 2021, we had contract liabilities of $113,000 as a result of customer advance payments of orders in connection with the COVID-19 pandemic. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates.  A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan.  As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. As of March 31, 2021, 8,912 restricted stock equity awards had been granted under the 2020 Incentive Plan.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options and restricted stock awards over the determined requisite service period, which is generally ratably over the vesting term.

For the three months ended March 31, 2021 and 2020, no stock options were granted under the Company’s 2004 Option Plan. The Company recognized $74,000 and $91,000 in stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively, related to outstanding options.  For the three months ended March 31, 2021 and 2020 no restricted stock equity awards were granted under the 2020 Incentive Plan. The Company recognized $27,000 and $0 in compensation expense associated with restricted stock awards for the three months ended March 31, 2021 and 2020, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options.  The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the three months ended March 31, 2021:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2020	568,740	$3.42
Granted to employees and non-employee directors	-	-
Exercised	(89,494)	3.45
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2021	479,246	3.42
Options exercisable, March 31, 2021	182,002	5.80

As of March 31, 2021, $152,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 1.04 years.

4.	Investments

As of March 31, 2021, we had no investments. As of March 31, 2020 investments totaled $228,000 which consisted of equity securities. These marketable securities were sold during the three months ended March 31, 2020. The total loss on marketable securities during the three months ended March 31, 2020 was $59,000. The loss for the three months ended March 31, 2020 was due to an unrealized loss of $76,000 and a realized gain of $17,000.

5.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for public companies for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance was applicable to the Company’s fiscal year beginning January 1, 2020. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of March 31, 2021 and December 31, 2020, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2021	2020

Raw materials	$10,866,000	$9,729,000
Work in process	2,180,000	2,003,000
Finished goods	5,732,000	5,017,000
	$18,778,000	$16,749,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2021 or December 31, 2020.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2021 and 2020, Alpha Pro Tech purchased $6,354,000 and $4,705,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2021 and 2020, the Company recorded equity in income of unconsolidated affiliate of $322,000 and $87,000, respectively, related to Harmony. For the three months ended March 31, 2021 and 2020, the Company sold $370,000 and $182,000 of inventories, respectively, to Harmony.

As of March 31, 2021, the Company’s investment in Harmony was $5,871,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,440,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020

Payroll expenses and taxes payable	$1,415,000	$123,000
Commissions and bonuses payable and general accrued liabilities	347,000	2,670,000
Total accrued liabilities	$1,762,000	$2,793,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Net income (numerator)	$3,719,000	$5,342,000

Shares (denominator):
Basic weighted average common shares outstanding	13,342,398	13,121,867
Add: dilutive effect of common stock options	375,006	542,843

Diluted weighted average common shares outstanding	13,717,404	13,664,710

Earnings per common share:
Basic	$0.28	$0.41
Diluted	$0.27	$0.39

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Building Supply	$8,340,000	$7,557,000
Disposable Protective Apparel	14,821,000	10,597,000
Consolidated net sales	$23,161,000	$18,154,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 30,
	2021	2020
Building Supply	$1,551,000	$1,410,000
Disposable Protective Apparel	4,750,000	4,453,000
Total segment income	6,301,000	5,863,000

Unallocated corporate overhead expenses	1,575,000	1,549,000
Provision (benefit) for income taxes	1,007,000	(1,028,000)
Consolidated net income	$3,719,000	$5,342,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2021 and December 31, 2020:

	March 30,	December 31,
	2021	2020

Building Supply	$1,756,000	$1,806,000
Disposable Protective Apparel	1,428,000	1,432,000
Total segment assets	3,184,000	3,238,000

Unallocated corporate assets	1,164,000	1,177,000
Total consolidated assets	$4,348,000	$4,415,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Net sales by geographic region
United States	$20,898,000	$15,619,000
International	2,263,000	2,535,000

Consolidated net sales	$23,161,000	$18,154,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2021, the Company generated approximately $2,115,000, in sales from Canada. No other single country other than the United States was significant to consolidated net sales. During the three months ended March 31, 2020, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Long-lived assets by geographic region
United States	$2,747,000	$2,787,000
International	1,540,000	1,566,000

Consolidated total long-lived assets	$4,287,000	$4,353,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Related Party Transactions

As of March 31, 2021, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 7 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at March 31, 2021 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of March 31, 2021, the Company had operating lease right-of-use assets of $3,315,000 and operating lease liabilities of $3,367,000. As of March 31, 2021, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $204,000 during the three months ended March 31, 2021.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2021 were as follows:

March 31,
2021
Remaining nine months of 2021	$747,000
2022	1,010,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	3,623,000
Less imputed interest	(256,000)
Total Lease liabilities	$3,367,000

As of March 31, 2021, the weighted average remaining lease term of the Company’s operating leases was 3.97 years. During the three months ended March 31, 2021, the weighted average discount rate with respect to these leases was 4.07%.

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

An employer generally does not claim a corporate income tax deduction (which would be in an amount equal to the amount of income recognized by the employee) upon the exercise of its employee's incentive stock options (“ISOs”) unless the employee does not meet the holding period requirements and sells early, making a disqualifying disposition, or if the options otherwise do not qualify as ISOs under applicable tax laws. With non-qualified stock options (“NQSOs”), on the other hand, the employer is typically eligible to claim a deduction upon its employee's exercise of the NQSOs.

The Company had an estimated nonrecurring tax benefit of approximately $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified ISOs and the exercise of NQSOs, partially offset by estimated tax expense of approximately $1.0 million.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2021 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “2020 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2021 and 2022, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	Global economic conditions could adversely affect the Company’s business and financial results.
●

The effects of the COVID-19 pandemic, including effects on the business and operations of those within our supply chain and on global economic conditions generally, have had, and could continue to have, a material adverse effect on our business, financial results and results of operations.

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

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2020 Form 10-K and in Part II, Item IA, “Risk Factors,” in this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2020 Form 10-K. Our critical accounting policies and estimates include the following:

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

Alpha Pro Tech, Ltd.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of March 31, 2021, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of March 31, 2021, the Company had contract liabilities of $113,000 as a result of customer advance payments of orders connected to the COVID-19 pandemic (see “Impact of the Novel Coronavirus (COVID-19)” below).

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

Since the start of the COVID-19 pandemic, we experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during the year of 2020, especially with respect to face masks, face shields and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, the Company ramped up production during the first quarter of 2020 of our PPE products, in particular our N-95 face mask, which is manufactured by the Company in the United States. We addressed the growing customer demand for PPE products by increasing and improving the human, mechanical, and supply chain components behind production.

During 2020, we encountered a number of constraints within our supply chain due to government-mandated shutdowns, raw materials shortages and shipping delays. Although we worked to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Further, we expect that prices of raw materials may rise more rapidly in the current environment than our sales prices, which could decrease our profits.

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

Alpha Pro Tech, Ltd.

As detailed below under “Results of Operations,” we witnessed a softening in the demand for our N-95 particulate respirator face mask during the first quarter of 2021 and expect sales will decline to be more in-line with pre-pandemic levels in future periods. We expect growth in pre-pandemic demand for our disposable protective garments and continued growth in Building Supply segment products, although this demand could be negatively impacted if we experience a decrease in housing starts and increased uncertainty in the housing market and the economy in general.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Gross profit	39.6%	47.1%
Selling, general and administrative expenses	19.8%	22.6%
Income from operations	19.0%	23.5%
Income before provision for income taxes	20.4%	23.8%
Net income	16.1%	29.4%

Three months ended March 31, 2021, compared to three months ended March 31, 2020

Sales. Consolidated sales for the three months ended March 31, 2021 increased to a record first quarter, of $23,161,000, from $18,154,000 for the three months ended March 31, 2020, representing an increase of $5,007,000, or 27.6%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $4,224,000 and increased sales in the Building Supply segment of $783,000.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2021 increased by $4,224,000, or 39.9%, to a record first quarter of $14,821,000, compared to $10,597,000 for the same period of 2020. This segment increase was due to a 40.7% increase in sales of disposable protective garments, 24.0% increase in sales of face masks and a 93.6% increase in face shields. The increases for face masks, face shields and to a lesser extent disposable protective garments were primarily due to increased demand resulting from the COVID-19 pandemic. The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2021 was approximately 45% for disposable protective garments, 38% for face masks and 17% for face shields. This sales mix is compared to approximately 45% for disposable apparel garments, 43% for face masks and 12% for face shields for the three months ended March 31, 2020.

Alpha Pro Tech, Ltd.

Sales for the disposable protective garments in the first quarter of 2021 were a record and up a very strong 40.7%. This was as a result of strong open orders, primarily from our major international channel partner. We continue to realize higher than historical open orders for disposable protective garments and are working closely with all our channel partners uncovering new end-customer sales opportunities.

The increase in face mask sales of 24.0% was primarily attributable to sales of our proprietary N-95 Particulate Respirator face mask resulting from customer demand associated with the COVID-19 pandemic. Although we showed face mask revenue growth in the first quarter of 2021, sales were materially lower than prior pandemic quarters. We are witnessing a softening in demand due various factors such as: (i) decreased demand from distributors and their customers in light of high levels of stockpiled inventory, resulting from a rush to obtain face masks in the early months of the pandemic, (ii) increased availability of N-95 face masks from manufacturers ramping up production capacity, (iii) increased competition as more manufacturers entered the market as well as Emergency Use Authorization in the U.S. that has allowed foreign manufactured, non-NIOSH approved KN-95 face masks, and (iv) the improvement in outlook with respect to the pandemic and the growing number of individuals being vaccinated to protect against COVID-19. Management expects sales of face mask will decline to be more in-line with pre-pandemic levels in future periods.

The increase in face shield sales of 93.6% was also attributable to the pandemic and resulted in demand primarily from one distributor. Management expect sales of face shields to decrease in the coming quarters and to be more in-line with pre-pandemic levels.

Building Supply Segment

Building Supply segment sales for the three months ended March 31, 2021 increased by $783,000, or 10.4%, to a first quarter record of $8,340,000, compared to $7,557,000 for the three months ended March 31, 2020. The Building Supply segment increase was primarily due to an 18.2% increase in our core building products, including an increase in sales of synthetic roof underlayment of 31.6% and an increase in sales of housewrap of 4.1% compared to the same period of 2020. Sales of other woven material decreased by 26.1% compared to the same period of 2020.

The sales mix of the Building Supply segment for the three months ended March 31, 2021 was approximately 52% for synthetic roof underlayment, 41% for housewrap and 7% for other woven material. This compared to approximately 45% for synthetic roof underlayment, 45% for housewrap and 10% for other woven material for the three months ended March 31, 2020. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

Open orders for our core building products, consisting of synthetic roof underlayment and housewrap, continue to be at unprecedented levels as the new home construction and residential re-roofing markets were strong in the first quarter of 2021 and optimism remains high going into the second quarter. Our line of synthetic roof underlayment enjoyed strong growth of 31.6% related to these two factors and our housewrap continued growth in the new home construction market. Management is optimistic about continued growth in this segment and has committed to increasing production capacity of this segment by investing approximately $4.0 million in new equipment, which is expected to be operational later in the year.

Gross Profit. Gross profit increased by $625,000, or 7.3%, to $9,179,000 for the three months ended March 31, 2021, from $8,554,000 for the three months ended March 31, 2020. The gross profit margin was 39.6% for the three months ended March 31, 2021, compared to 47.1% for the three months ended March 31, 2020. The gross profit margin on our face masks, in particular our N-95 Particulate Respirator face mask, and face shields, which have a higher gross profit margin than our other products, were negatively impacted in the first quarter of 2021 by a change in distribution channels associated with the pandemic, including higher sales to our legacy distribution channel partners as compared to newer COVID-19 based customers. In addition, our portfolio of products, as well as a spectrum of industries worldwide, have been affected by increases in raw material costs, as well as significant increases in ocean freight and other transportation costs.

Alpha Pro Tech, Ltd.

Management believes that gross profit margin will be negatively affected in 2021 as a result of changes in product mix as the need for face masks and face shields declines from the surge in customer demand in 2020 as a result of the COVID-19 pandemic. As discussed above, we expect increases in raw material costs, resin in particular, which is a base component material in our disposable protective garments and building products, as well as increases in ocean freight and other transportation costs. In the current environment, cost increases may rise more rapidly than our sales prices, which could decrease gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $476,000, or 11.6%, to $4,578,000 for the three months ended March 31, 2021, from $4,102,000 for the three months ended March 31, 2020. However, as a percentage of net sales, selling, general and administrative expenses decreased to 19.8% three months ended March 31, 2021, down from 22.6% for the same period of 2020, primarily as a result of the growth in net sales.

The change in expenses by segment for the three months ended March 31, 2021 was as follows: Disposable Protective Apparel was up $425,000, or 33.8%; Building Supply was down $9,000, or 0.6%; and corporate unallocated expenses were up $60,000, or 4.0%. The increase in the Disposable Protective Apparel segment expenses was related to increased employee compensation, insurance and general office expenses, partially offset by decreased travel expenses. The decrease in the Building Supply segment expenses was related to decreased marketing and travel expenses, partially offset by increased employee compensation and increased insurance costs. The increase in corporate unallocated expenses was primarily due to increased public company expenses and increased insurance and general office expenses, partially offset by lower employee compensation and decreased professional fees.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $249,000 was accrued for the three months ended March 31, 2021, compared to $227,000 for the three months ended March 31, 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $16,000, or 8.8%, to $198,000 for the three months ended March 31, 2021, from $182,000 for the three months ended March 31, 2020. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and increased corporate depreciation related to computer technology.

Income from Operations. Income from operations increased by $133,000, or 3.1%, to $4,403,000 for the three months ended March 31, 2021, compared to $4,270,000 for the three months ended March 31, 2020. The increased income from operations was primarily due to an increase in gross profit of $625,000, partially offset by an increase in selling, general and administrative expenses of $476,000 and an increase in depreciation and amortization expense of $16,000. Income from operations as a percentage of net sales for the three months ended March 31, 2021 was 19.0%, compared to 23.5% for the same period of 2020.

Other Income. Other income increased by $279,000, or 634.1%, to $323,000 for the three months ended March 31, 2021, from $44,000 for the three months ended March 31, 2020. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $235,000, partially offset by a net change of $59,000 on gains and losses on marketable securities, and a decrease in interest income of $15,000.

Other income consisted primarily of equity in income of unconsolidated affiliate of $322,000, and interest income of $1,000 for the three months ended March 31, 2021. Other income consisted of equity in income of unconsolidated affiliate of $87,000, a loss on marketable securities of $59,000 and interest income of $16,000 for the three months ended March 31, 2020.

Alpha Pro Tech, Ltd.

Income before Provision (Benefit) for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2021 was $4,726,000, compared to income before provision for income taxes of $4,314,000 for the same period of 2020, representing an increase of $412,000, or 9.6%. This increase in income before provision for income taxes was due to an increase in income from operations of $133,000 and an increase in other income of $279,000.

Provision (Benefit) for Income Taxes. The provision for income taxes for the three months ended March 31, 2021 was $1,007,000, compared to a tax benefit $1,028,000 for the same period of 2020. In the first quarter of 2020, the benefit for income taxes consisted of an estimated nonrecurring tax benefit of approximately $2.0 million as a result of the exercise of disqualified incentive stock options (“ISOs”) and the exercise of non-qualified stock options (“NQSOs”), partially offset by an estimated tax expense of approximately $1.0 million. The estimated effective tax rate was 21.3% for the three months ended March 31, 2021, compared to negative 23.8% for the three months ended March 31, 2020. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 22.5% for the three months ended March 31, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended March 31, 2021 was $3,719,000, compared to net income of $5,342,000 for the three months ended March 31, 2020, representing a decrease of $1,623,000, or 30.4%. As mentioned above, a tax benefit from stock options exercised positively impacted net income by an estimated $2.0 million in the first quarter of 2020. Excluding the tax benefit in 2020, net income for the three months ended March 31, 2021 would have exceeded net income for the three months ended March 31, 2020. Net income as a percentage of net sales for the three months ended March 31, 2021 was 16.1%, and net income as a percentage of net sales for the same period of 2020 was 29.4%. Basic earnings per common share for the three months ended March 31, 2021, and 2020 were $0.28 and $0.41, respectively. Diluted earnings per common share for the three months ended March 31, 2021 and 2020 were $0.27 and $0.39, respectively. Excluding the estimated tax benefit in 2020, basic and diluted earnings per common share for the three months ended March 31, 2021 would have exceeded the basic and diluted earnings per common share for the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had cash of $17,884,000 and working capital of $50,955,000. As of March 31, 2021, the Company’s current ratio (current assets/current liabilities) was 14:1, compared to a current ratio of 9:1 as of December 31, 2020. Cash decreased by 23.2%, or $5,408,000, to $17,884,000 as of March 31, 2021, compared to $23,292,000 as of December 31, 2020, and working capital increased by $1,504,000 from $49,451,000 as of December 31, 2020. The decrease in cash from December 31, 2020 was due to cash used in operating activities of $3,220,000, cash used in investing activities of $130,000 and cash used in financing activities of $2,058,000.

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

Net cash used in operating activities of $3,220,000 for the three months ended March 31, 2021 was due to net income of $3,719,000, impacted primarily by the following: stock-based compensation expense of $101,000, depreciation and amortization expense of $198,000, equity in income of unconsolidated affiliate of $322,000, operating lease expense net of accretion of $220,000, a decrease in accounts receivable of $1,014,000, an increase in prepaid expenses of $4,010,000, an increase in inventory of $2,029,000, a decrease in accounts payable and accrued liabilities of $1,795,000, a decrease in customer advance payments of $96,000 and a decrease in lease liabilities of $219,000.

Accounts receivable decreased by $1,014,000, or 11.2%, to $8,023,000 as of March 31, 2021, from $9,037,000 as of December 31, 2020. The decrease in accounts receivable was related to decreased sales as compared to the fourth quarter of 2020. The number of days that sales remained outstanding as of March 31, 2021, calculated by using an average of accounts receivable outstanding and annual revenue, was 34 days, which was the same as of December 31, 2020.

Alpha Pro Tech, Ltd.

Inventory increased by $2,029,000, or 12.1%, to $18,778,000 as of March 31, 2021, from $16,749,000 as of December 31, 2020. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $1,639,000, or 14.3%, to $13,138,000 and an increase in inventory for the Building Supply segment of $390,000, or 7.4%, to $5,640,000.

Prepaid expenses increased by $4,010,000, or 64.4%, to $10,235,000 as of March 31, 2021, from $6,225,000 as of December 31, 2020. The increase was primarily due to prepayments for machinery and equipment for the Building Supply segment and, to a lesser extent, for the Disposable Protective Apparel segment, as well as prepaid inventory.

Right-of-use assets as of March 31, 2021 decreased by $220,000 to $3,315,000 from $3,535,000 as of December 31, 2020 as a result of amortization of the balance.

Lease liabilities as of March 31, 2021 decreased by $219,000 to $3,367,000 from $3,586,000 as of December 31, 2020. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of March 31, 2021 decreased by $1,795,000, or 37.6%, to $2,981,000, from $4,776,000 as of December 31, 2020. The decrease was primarily due to a decrease in accrued bonuses and a decrease in trade accounts payable.

Customer advance payment of orders as of March 31, 2021 was $113,000, which was the result of customer deposits for future dated PPE orders in response to the COVID-19 pandemic, compared to $209,000 as of December 31, 2020.

Net cash used in investing activities was $130,000 for the three months ended March 31, 2021, compared to net cash used in investing activities of $241,000 for the same period of 2020. Investing activities for the three months ended March 31, 2021 consisted of the purchase of property and equipment of $130,000. Investing activities for the three months ended March 31, 2020 consisted of the purchase of property and equipment of $288,000 and proceeds from the sale of marketable securities of $47,000.

Net cash used in financing activities was $2,058,000 for the three months ended March 31, 2021, compared to net cash provided in financing activities of $1,716,000 for the same period of 2020. Net cash used in financing activities for the three months ended March 31, 2021 resulted from the payment of $2,366,000 for the repurchase of common stock, mainly offset by proceeds of $308,000 from the exercise of stock options. Net cash provided in financing activities for the three months ended March 31, 2020 resulted from proceeds of $1,841,000 from the exercise of stock options, partially offset the payment of $125,000 for the repurchase of common stock.

As of March 31, 2021, we had $2,119,000 available for additional stock purchases under our stock repurchase program. During the three months ended March 31, 2021, we repurchased 186,000 shares of common stock at a cost of $2,366,000. As of March 31, 2021, we had repurchased a total of 18,296,917 shares of common stock at a cost of approximately $40,400,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future. We have made approximately $4,000,000 in commitments for capital investments to increase our production capacity in our Building supply segment, of which $1,668,000 has been paid as deposits as of March 31, 2021.

Alpha Pro Tech, Ltd.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, we adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right-of-use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheet increased by approximately $3,455,000. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the ROU assets. See also Note 12 of these Notes to Condensed Consolidated Financial Statements for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2020 Form 10-K, other than as described in the risk factor below.

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic have had, and could continue to have, a material adverse effect on our business, financial results and results of operations.

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

As a result of the COVID-19 pandemic, in 2020 we experienced a significant increase in orders of our PPE products from both legacy and new customers. In 2021 we experienced a softening in demand due to various factors, including decreased demand from distributors and their customers in light of high levels of stockpiled inventory, and increased competition, among other factors. Because of the uncertainty associated with the pandemic, we may experience a further decrease in sales as conditions related to the virus change or improve and demand for these products subsides, which could impact our expectations of future orders and sales. COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy. This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced and may continue to experience cost increases from some of our suppliers. Additionally, increased uncertainty in the housing market could negatively impact demand for our Building Supply segment products.

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

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2021	57,000	$12.41	57,000	$ 3,773,000
February 1 - 28, 2021	45,000	15.28	45,000	3,080,000
March 1 - 31, 2021	84,000	11.34	84,000	2,119,000
	186,000	$12.62	186,000

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2021. (P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 7, 2021	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 7, 2021	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer