Form 10-Q
period 2021-09-30
ALPHA PRO TECH LTD
filed 2021-11-05
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2021
Common Stock, $0.01 par value	13,232,391 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2021	2020 (1)
Assets
Current assets:
Cash and cash equivalents	$17,636,000	$23,292,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 as of September 30, 2021 and $71,000 as of December 31, 2020	3,991,000	8,132,000
Accounts receivable, related party	1,396,000	905,000
Inventories, net	23,190,000	16,749,000
Prepaid expenses	6,562,000	6,225,000
Total current assets	52,775,000	55,303,000

Property and equipment, net	6,136,000	4,353,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	4,000	7,000
Right-of-use assets	2,872,000	3,535,000
Equity investment in unconsolidated affiliate	6,172,000	5,549,000
Total assets	$68,014,000	$68,802,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,029,000	$1,983,000
Accrued liabilities	1,120,000	2,793,000
Customer advance payments of orders	-	209,000
Lease liabilities	880,000	867,000
Total current liabilities	3,029,000	5,852,000

Lease liabilities, net of current portion	2,046,000	2,719,000
Deferred income tax liabilities, net	211,000	211,000
Total liabilities	5,286,000	8,782,000
Commitments
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,162,341 and 13,419,847 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	132,000	135,000
Additional paid-in capital	-	409,000
Retained earnings	62,596,000	59,476,000
Total shareholders' equity	62,728,000	60,020,000
Total liabilities and shareholders' equity	$68,014,000	$68,802,000

(1) The condensed consolidated balance sheet as of December 31, 2020 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		Septermber 30,
	2021	2020	2021	2020

Net sales	$14,475,000	$30,027,000	$55,442,000	$73,681,000

Cost of goods sold, excluding depreciation and amortization	9,533,000	14,891,000	35,089,000	37,378,000
Gross profit	4,942,000	15,136,000	20,353,000	36,303,000

Operating expenses:
Selling, general and administrative	3,884,000	4,580,000	12,661,000	13,236,000
Depreciation and amortization	209,000	186,000	611,000	546,000
Total operating expenses	4,093,000	4,766,000	13,272,000	13,782,000

Income from operations	849,000	10,370,000	7,081,000	22,521,000

Other income:
Equity in income of unconsolidated affiliate	112,000	250,000	623,000	456,000
Gain /(Loss) on marketable securities	-	(24,000)	-	(42,000)
Interest income, net	1,000	1,000	2,000	17,000
Total other income	113,000	227,000	625,000	431,000

Income before provision for income taxes	962,000	10,597,000	7,706,000	22,952,000

Provision for income taxes	196,000	2,490,000	1,550,000	3,284,000

Net income	$766,000	$8,107,000	$6,156,000	$19,668,000

Basic earnings per common share	$0.06	$0.60	$0.46	$1.46

Diluted earnings per common share	$0.06	$0.58	$0.45	$1.41

Basic weighted average common shares outstanding	13,177,520	13,588,554	13,255,125	13,431,210

Diluted weighted average common shares outstanding	13,419,485	14,033,027	13,555,925	13,977,564

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$59,476,000	$60,020,000
Net income	-	-	-	3,719,000	3,719,000
Common stock repurchased and retired	(186,000)	(2,000)	(817,000)	(1,547,000)	(2,366,000)
Stock-based compensation expense	-	-	101,000	-	101,000
Options exercised	89,494	1,000	307,000	-	308,000
Balance as of March 31, 2021	13,323,341	134,000	-	61,648,000	61,782,000
Net income	-	-	-	1,671,000	1,671,000
Common stock repurchased and retired	(150,000)	(2,000)	(151,000)	(1,189,000)	(1,342,000)
Stock-based compensation expense	-	-	68,000	-	68,000
Options exercised	35,000	-	83,000	-	83,000
Balance as of June 30, 2021	13,208,341	$132,000	$-	$62,130,000	$62,262,000
Net income	-	-	-	766,000	766,000
Common stock repurchased and retired	(46,000)	-	(69,000)	(300,000)	(369,000)
Stock-based compensation expense	-	-	69,000	-	69,000
Balance as of September 30, 2021	13,162,341	$132,000	$-	$62,596,000	$62,728,000

For the Nine Months Ended September 30, 2020

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,390,000	$33,227,000
Net income	-	-	-	5,342,000	5,342,000
Common stock repurchased and retired	(35,100)	-	(125,000)	-	(125,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	712,839	7,000	1,834,000	-	1,841,000
Balance as of March 31, 2020	13,563,012	136,000	2,508,000	37,732,000	40,376,000
Net income	-	-	-	6,220,000	6,220,000
Stock-based compensation expense	-	-	92,000	-	92,000
Options exercised	24,835	-	94,000	-	94,000
Balance as of June 30, 2020	13,587,847	$136,000	$2,694,000	$43,951,000	$46,781,000
Net income	-	-	-	8,107,000	8,107,000
Common stock repurchased and retired	(20,000)	-	(281,000)	-	(281,000)
Stock-based compensation expense	-	-	91,000	-	91,000
Options exercised	10,000	-	35,000	-	35,000
Balance as of September 30, 2020	13,577,847	136,000	2,539,000	52,058,000	54,733,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$6,156,000	$19,668,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	238,000	274,000
Depreciation and amortization	611,000	546,000
Loss on marketable equity securities	-	42,000
Equity in income of unconsolidated affiliate	(623,000)	(456,000)
Operating lease expense, net of accretion	663,000	677,000
Changes in operating assets and liabilities:
Accounts receivable, net	4,141,000	(5,569,000)
Accounts receivable, related party	(491,000)	(109,000)
Inventories	(6,441,000)	(1,852,000)
Prepaid expenses	(337,000)	(1,272,000)
Accounts payable and accrued liabilities	(2,627,000)	2,540,000
Customer advance payments of orders	(209,000)	3,218,000
Lease liabilities	(660,000)	(669,000)

Net cash provided by operating activities	421,000	17,038,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,391,000)	(687,000)
Proceeds from sales of marketable securities	-	120,000

Net cash used in investing activities	(2,391,000)	(567,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	391,000	1,970,000
Repurchase of common stock	(4,077,000)	(406,000)

Net cash provided by (used in) financing activities	(3,686,000)	1,564,000

Increase (decrease) in cash	(5,656,000)	18,035,000

Cash, beginning of the period	23,292,000	6,548,000

Cash, end of the period	$17,636,000	$24,583,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2021 is less than in 2020, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic and new variants, including the Delta variant, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), filed with the SEC on March 10, 2021. The results of operations for the three and nine months ended September 30, 2021 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2020 was prepared using information from the audited consolidated balance sheet contained in the 2020 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of September 30, 2021 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

3.	Stock-Based Compensation

The Company previously granted stock options to employees and non-employee directors under a stock option plan (the “2004 Option Plan”). Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. As of September 30, 2021, 24,052 restricted stock equity awards had been granted under the 2020 Incentive Plan.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options and restricted stock awards over the determined requisite service period, which is generally ratably over the vesting term.

For the nine months ended September 30, 2021 and 2020, no stock options were granted under the Company’s 2004 Option Plan or the 2020 Incentive Plan. The Company recognized $155,000 and $274,000 in stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, related to outstanding options previously granted under the 2004 Option Plan. For the nine months ended September 30, 2021 and 2020 15,140 and 0 restricted stock awards were granted respectively under the 2020 Incentive Plan. The Company recognized $83,000 and $0 in compensation expense associated with outstanding restricted stock awards for the nine months ended September 30, 2021 and 2020, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the nine months ended September 30, 2021:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2020	568,740	$3.42
Granted to employees and non-employee directors	-	-
Exercised	(124,494)	3.15
Canceled/expired/forfeited	(6,666)	3.62
Options outstanding, September 30, 2021	437,580	3.51
Options exercisable, September 30, 2021	330,583	3.48

As of September 30, 2021, $71,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 0.61 years.

4.	Investments

As of September 30, 2021, we had no investments. No marketable securities were sold during the three or nine months ended September 30, 2021.

Certain marketable securities were sold during the three months ended September 30, 2020, The total loss on marketable securities during the three months ended September 30, 2020 was $24,000, consisting of an unrealized loss of $42,000 and a realized gain of $18,000. Certain marketable securities were sold during the nine months ended September 30, 2020. The total loss on marketable securities during the nine months ended September 30, 2020 was $42,000, due to an unrealized loss of $77,000 and a realized gain of $35,000.

5.	Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for public companies for the annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance was applicable to the Company’s fiscal year beginning January 1, 2020. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Inventories

As of September 30, 2021 and December 31, 2020, inventories net of reserves consisted of the following:

	September 30,	December 31,
	2021	2020

Raw materials	$12,583,000	$9,729,000
Work in process	2,574,000	2,003,000
Finished goods	8,033,000	5,017,000
	$23,190,000	$16,749,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of comprehensive income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2021 or December 31, 2020.

For the three months ended September 30, 2021 and 2020, the Company purchased $6,190,000 and $4,156,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2021 and 2020, the Company purchased $19,979,000 and $12,636,000 of inventories, respectively, from Harmony. For the three months ended September 30, 2021 and 2020, the Company sold $399,000 and $180,000 of inventories, respectively, to Harmony. For the nine months ended September 30, 2021 and 2020, the Company sold $1,291,000 and $833,000 of inventories, respectively, to Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2021 and 2020, the Company recorded equity in income of unconsolidated affiliate of $112,000 and $250,000, respectively, related to Harmony. For the nine months ended September 30, 2021 and 2020, the Company recorded equity in income of unconsolidated affiliate of $623,000 and $456,000, respectively, related to Harmony.

As of September 30, 2021, the Company’s investment in Harmony was $6,172,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,741,000, less $942,000 in repayments of the advance and $77,000 in dividends.

8.	Accrued Liabilities

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

Payroll expenses and taxes payable	$336,000	$123,000
Commissions and bonuses payable and general accrued liabilities	784,000	2,670,000
Total accrued liabilities	$1,120,000	$2,793,000

9.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	Septermber 30,		Septermber 30,
	2021	2020	2021	2020
Net income (numerator)	$766,000	$8,107,000	$6,156,000	$19,668,000

Shares (denominator):
Basic weighted average common shares outstanding	13,177,520	13,588,554	13,255,125	13,431,210
Add: dilutive effect of common stock options	241,965	444,473	300,800	546,354

Diluted weighted average common shares outstanding	13,419,485	14,033,027	13,555,925	13,977,564

Earnings per common share:
Basic	$0.06	$0.60	$0.46	$1.46
Diluted	$0.06	$0.58	$0.45	$1.41

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Building Supply	$10,072,000	$7,668,000	$28,210,000	$22,677,000
Disposable Protective Apparel	4,403,000	22,359,000	27,232,000	51,004,000
Consolidated net sales	$14,475,000	$30,027,000	$55,442,000	$73,681,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Building Supply	$1,901,000	$1,307,000	$5,629,000	$4,023,000
Disposable Protective Apparel	234,000	10,880,000	6,351,000	23,733,000
Total segment income	2,135,000	12,187,000	11,980,000	27,756,000

Unallocated corporate overhead expenses	1,173,000	1,590,000	4,274,000	4,804,000
Provision for income taxes	196,000	2,490,000	1,550,000	3,284,000
Consolidated net income	$766,000	$8,107,000	$6,156,000	$19,668,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Building Supply	$3,649,000	$1,806,000
Disposable Protective Apparel	1,429,000	1,432,000
Total segment assets	5,078,000	3,238,000

Unallocated corporate assets	1,117,000	1,177,000
Total consolidated assets	$6,195,000	$4,415,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales by geographic region
United States	$14,244,000	$24,295,000	$52,836,000	$62,461,000
International	231,000	5,732,000	2,606,000	11,220,000

Consolidated net sales	$14,475,000	$30,027,000	$55,442,000	$73,681,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and nine months ended September 30, 2021 and 2020, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Long-lived assets by geographic region
United States	$4,668,000	$2,787,000
International	1,468,000	1,566,000

Consolidated total long-lived assets	$6,136,000	$4,353,000

12.	Related Party Transactions

As of September 30, 2021, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 7 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2025. The Company’s primary operating lease commitments at  September 30, 2021 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of September 30, 2021, the Company had operating lease right-of-use assets of $2,872,000 and operating lease liabilities of $2,926,000. As of September 30, 2021, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $265,000 and $769,000, respectively during the three and nine months ended September 30, 2021.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2021 were as follows:

September 30,
2021
Remaining three months of 2021	$263,000
2022	1,010,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	3,139,000
Less imputed interest	(213,000)
Total Lease liabilities	$2,926,000

As of September 30, 2021, the weighted average remaining lease term of the Company’s operating leases was 3.27 years. During the nine months ended September 30, 2021, the weighted average discount rate with respect to these leases was 4.07%.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2021 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Alpha Pro Tech, Ltd.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of September 30, 2021, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

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

Impact of the Novel Coronavirus (COVID-19)

After the start of the COVID-19 pandemic in early 2020, we experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products throughout 2020, especially with respect to face masks, face shields and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

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

Alpha Pro Tech, Ltd.

As detailed below under “Results of Operations,” we witnessed a softening in the demand for face masks, and face shields during the first nine months of 2021 and we expect sales will continue to decline to be more in-line with pre-pandemic levels in future periods. We expect growth in pre-pandemic demand for our disposable protective garments and continued growth in Building Supply segment products although the Building Supply segment could be negatively impacted if there is a decrease in housing starts and increased uncertainty in the housing market and the economy in general. Additionally, as supply chain issues for certain housing components not supplied by the Company, which could lead to a slowdown in new home construction.

The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments. Future developments include the duration, scope and severity of the pandemic and new variants, including the Delta variant, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended Septermber 30,		For the Nine Months Ended Septermber 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.1%	50.4%	36.7%	49.3%
Selling, general and administrative expenses	26.8%	15.3%	22.8%	18.0%
Income from operations	5.9%	34.5%	12.8%	30.6%
Income before provision for income taxes	6.6%	35.3%	13.9%	31.2%
Net income	5.3%	27.0%	11.1%	26.7%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Sales. Consolidated sales for the three months ended September 30, 2021 decreased to $14,475,000, from $30,027,000 for the three months ended September 30, 2020, representing a decrease of $15,552,000, or 51.8%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $17,956,000, partially offset by increased sales in the Building Supply segment of $2,404,000.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2021 decreased by $17,956,000, or 80.3%, to $4,403,000, compared to $22,359,000 for the same period of 2020. This segment decrease was due to a 92.3% decrease in sales of face masks, a 91.9% decrease in face shields and a 33.1% decrease in sales of disposable protective garments. The decreases for face masks, face shields and disposable protective garments were primarily due to increased demand resulting from the COVID-19 pandemic in the third quarter of 2020. Future sales of face mask and face shields are expected to be in line with pre-pandemic levels. Sales for the disposable protective garments in the third quarter of 2021 were down as inventory levels in the supply chain, primarily with our major international channel partner, were higher than historical levels, as a result of record sales in the first and second quarter of 2021. This partner’s sales to its end users for the three and nine months ended September 30, 2021 were significantly higher than pre-pandemic levels due to strong open orders, generated largely in 2020. Open orders for the disposable protective garments are now more in line with pre-pandemic levels and sales in the coming quarters could be negatively affected as current inventory levels are higher than historical levels. We are working closely with all of our channel partners to uncover new end-customer sales opportunities.

Alpha Pro Tech, Ltd.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2021 was approximately 69% for disposable protective garments, 23% for face masks and 8% for face shields. This sales mix is compared to approximately 20% for disposable protective garments, 60% for face masks and 20% for face shields for the three months ended September 30, 2020.

Building Supply Segment

Building Supply segment sales for the three months ended September 30, 2021 increased by $2,404,000, or 31.4%, to a quarterly record of $10,072,000, compared to $7,668,000 for the three months ended September 30, 2020. We have had back to back quarterly record sales as the second quarter of 2021 was the previous highest quarter on record. Also, the first quarter of 2021 was a record first quarter in the Building Segment. In addition, sales increased by over 30% in each of the second and third quarters of 2021 compared to the prior year comparative quarter. The Building Supply segment increase during the three months ended September 30, 2021 was primarily due to a 35.9% increase in sales of synthetic roof underlayment, a 25.7% increase in sales of housewrap and a 26.7% increase in sales of other woven material compared to the same period of 2020.

The sales mix of the Building Supply segment for the three months ended September 30, 2021 was approximately 50% for synthetic roof underlayment, 43% for housewrap and 7% for other woven material. This compared to approximately 49% for synthetic roof underlayment, 44% for housewrap and 7% for other woven material for the three months ended September 30, 2020. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

Building Supply segment sales in the third quarter of 2021 showed continued significant growth due to strong demand for both our synthetic roof underlayment and housewrap products. Synthetic roof underlayment sales increased by 35.9% compared to the third quarter of 2020 due to the increase in inventory requirements at the dealer level, as well as the expansion of new home construction. The housewrap family of products continued grow with a 25.7% year-over-year increase due to growth in new market share as well as high demand for new home construction. Our system of selling housewrap with associated accessories is becoming increasingly accepted in the market.

Management is optimistic about continued growth for the future as the demand for Building Supply products looks to remain strong. Management has committed to increasing production capacity for this segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021, which contributed to the record sales quarter. As a result of a delay in the supply chain, the most expensive piece of equipment is now anticipated to arrive in the latter part of the fourth quarter of 2021 and is expected to be operational in the first quarter of 2022.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Consolidated sales for the nine months ended September 30, 2021 decreased to $55,442,000 from $73,681,000 for the nine months ended September 30, 2020, representing a decrease of $18,239,000, or 24.8%. This decrease consisted of decreased sales in the Disposable Protective Apparel Segment of $23,772,000 and increased sales in the Building Supply segment of $5,533,000.

Alpha Pro Tech, Ltd.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2021 decreased by $23,772,000, or 46.6%, to $27,232,000, compared to $51,004,000 for the same period of 2020. This segment decrease was due to a 71.4% decrease in sales of face masks, a 69.6% decrease in sales of face shields and a 15.9% increase in sales of disposable protective garments, all primarily due to customer demand associated with the pandemic.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2021 was 61% for disposable protective garments, 28% for masks and 11% for shields. This sales mix is compared to 28% for disposable protective garments, 52% for masks and 20% for shields for the nine months ended September 30, 2020.

Building Supply Segment

Building Supply segment sales for the nine months ended September 30, 2021 increased by $5,533,000, or 24.4%, to $28,210,000, compared to $22,677,000 for the same period of 2020. The Building Supply segment increase was primarily due to an increase in sales of synthetic roof underlayment of 34.4%, an increase in sales of housewrap of 19.6%, and an increase in sales of other woven material of 4.3% compared to the same period of 2020. Synthetic roof underlayment sales increased as a result of increased sales of the Company’s TECHNO family of products. Synthetic roof underlayment and housewrap sales were positively affected during the nine months ended September 30, 2021 by improved U.S. housing starts. As a result of supply chain issues for certain housing components not supplied by the Company, there could be a slowdown in new home construction, which could negatively affect our sales.

The sales mix of the Building Supply segment for the nine months ended September 30, 2021 was 50% for synthetic roof underlayment, 42% for housewrap and 8% for other woven material. This compared to 46% for synthetic roof underlayment, 45% for housewrap and 9% for other woven material for the nine months ended September 30, 2020.

Gross Profit. Gross profit decreased by $10,194,000, or 67.3%, to $4,942,000 for the three months ended September 30, 2021, from $15,136,000 for the three months ended September 30, 2020. The gross profit margin was 34.1% for the three months ended September 30, 2021, compared to 50.4% for the three months ended September 30, 2020.

Gross profit decreased by $15,950,000, or 43.9%, to $20,353,000 for the nine months ended September 30, 2021, from $36,303,000 for the same period of 2020. The gross profit margin was 36.7% for the nine months ended September 30, 2021, compared to 49.3% for the same period of 2020.

Management believes that gross profit margin will continue to be negatively affected in 2021 as a result of changes in product mix as the need for face masks and face shields, which have a higher gross profit margin than our other products, declines from the surge in customer demand in 2020 as a result of the COVID-19 pandemic. In addition, gross profit is being negatively affected by significant increases in ocean freight and other transportation costs. Additionally, our portfolio of products has been affected by much higher than normal raw material costs. In the current environment, cost increases may rise more rapidly than our sales prices, which could decrease gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $696,000, or 15.2%, to $3,884,000 for the three months ended September 30, 2021, from $4,580,000 for the three months ended September 30, 2020. However, as a percentage of net sales, selling, general and administrative expenses increased to 26.8% for the three months ended September 30, 2021, up from 15.3% for the same period of 2020, primarily as a result of lower net sales.

Alpha Pro Tech, Ltd.

The change in expenses by segment for the three months ended September 30, 2021 was as follows: Disposable Protective Apparel was down $484,000, or 28.8%; Building Supply was up $187,000, or 13.8%; and corporate unallocated expenses were down $399,000, or 25.8%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, commission and general factory expenses. The increase in the Building Supply segment expenses was primarily related to increased employee compensation, marketing, commission and travel expenses, partially offset by decreased insurance costs. The decrease in corporate unallocated expenses was primarily due to lower accrued bonuses.

Selling, general and administrative expenses decreased by $575,000, or 4.3%, to $12,661,000 for the nine months ended September 30, 2021, from $13,236,000 for the nine months ended September 30, 2020. As a percentage of net sales, selling, general and administrative expenses increased to 22.8% for the nine months ended September 30, 2021, up from 18.0% for the same period of 2020, primarily as a result of lower net sales.

The change in expenses by segment for the nine months ended September 30, 2021 was as follows: Disposable Protective Apparel was down $248,000, or 5.5%; Building Supply was up $201,000, or 5.0%; and corporate unallocated expenses were down $528,000, or 11.2%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased commission and general factory expenses, partially offset by increased employee compensation. The increase in the Building Supply segment expenses was related to increased employee compensation. The decrease in corporate unallocated expenses was primarily due to decreased accrued bonuses and professional fees, partially offset by increased public company expenses, insurance expenses and general office expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $51,000 was accrued for the three months ended September 30, 2021, compared to $350,000 for the three months ended September 30, 2020. A bonus amount of $406,000 was accrued for the nine months ended September 30, 2021, as compared to $1,000,000 for the same period of 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $23,000, or 12.4%, to $209,000 for the three months ended September 30, 2021, from $186,000 for the three months ended September 30, 2020. Depreciation and amortization expense increased by $65,000, or 11.9%, to $611,000 for the nine months ended September 30, 2021, from $546,000 for the same period of 2020. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and increased corporate depreciation related to computer technology.

Income from Operations. Income from operations decreased by $9,521,000, or 91.8%, to $849,000 for the three months ended September 30, 2021, compared to $10,370,000 for the three months ended September 30, 2020. The decreased income from operations was primarily due to a decrease in gross profit of $10,194,000 and an increase in depreciation and amortization expense of $23,000, partially offset by a decrease in selling, general and administrative expenses of $696,000. Income from operations as a percentage of net sales for the three months ended September 30, 2021 was 5.9%, compared to 34.5% for the same period of 2020.

Income from operations decreased by $15,440,000, or 68.6%, to $7,081,000 for the nine months ended September 30, 2021, compared to $22,521,000 for the nine months ended September 30, 2020. The decreased income from operations was primarily due to a decrease in gross profit of $15,950,000, and an increase in depreciation and amortization expense of $65,000, partially offset by a decrease in selling, general and administrative expenses of $575,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2021 was 12.8%, compared to 30.6% for the same period of 2020.

Other Income. Other income decreased by $114,000, or 50.2%, to $113,000 for the three months ended September 30, 2021, from $227,000 for the three months ended September 30, 2020. The decrease was primarily due to a decrease in equity in income of unconsolidated affiliate of $138,000, partially offset by an increase of $24,000 on loss on marketable securities.

Other income increased by $194,000 to $625,000 for the nine months ended September 30, 2021, from $431,000 for the same period of 2020. The increase was primarily due an increase in equity in income of unconsolidated affiliate of $167,000 and a loss on marketable securities in 2020 compared to no gain or loss on marketable securities during the same period of 2021, for a net increase of $42,000, partially offset by a decrease in interest income of $15,000.

Alpha Pro Tech, Ltd.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2021 was $962,000, compared to income before provision for income taxes of $10,597,000 for the same period of 2020, representing a decrease of $9,635,000, or 90.9%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $9,521,000 and a decrease in other income of $114,000.

Income before provision for income taxes for the nine months ended September 30, 2021 was $7,706,000, compared to income before provision for income taxes of $22,952,000 for the nine months ended September 30, 2020, representing a decrease of $15,246,000, or 66.4%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $15,440,000, partially offset by an increase in other income of $194,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2021 was $196,000, compared to $2,490,000 for the same period of 2020. The estimated effective tax rate was 20.4% for the three months ended September 30, 2021, compared to 23.5% for the three months ended September 30, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The provision for income taxes for the nine months ended September 30, 2021 was $1,550,000, compared to $3,284,000 for the same period of 2020. The provision for income taxes consisted of an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified incentive stock options and non-qualified stock options. The estimated effective tax rate was 20.1% for the nine months ended September 30, 2021, compared to 14.3% for the nine months ended September 30, 2020. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 23.0% for the nine months ended September 30, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended September 30, 2021 was $766,000, compared to net income of $8,107,000 for the three months ended September 30, 2020, representing a decrease of $7,341,000, or 90.6%. Net income as a percentage of net sales for the three months ended September 30, 2021 was 5.3%, and net income as a percentage of net sales for the same period of 2020 was 27.0%. Basic earnings per common share for the three months ended September 30, 2021, and 2020 were $0.06 and $0.60, respectively. Diluted earnings per common share for the three months ended September 30, 2021 and 2020 were $0.06 and $0.58, respectively.

Net income for the nine months ended September 30, 2021 was $6,156,000, compared to net income of $19,668,000 for the same period of 2020, representing a decrease of $13,512,000, or 68.7%. The net income decrease comparing the 2021 and 2020 periods was due to a decrease in income before provision for income taxes of $15,246,000, partially offset by a decrease in provision for income taxes of $1,734,000. As mentioned above, a tax benefit from stock options exercised positively impacted net income in the first quarter of 2020 by an estimated $2.0 million. Net income as a percentage of net sales for the nine months ended September 30, 2021 was 11.1%, and net income as a percentage of net sales for the same period of 2020 was 26.7%. Basic earnings per common share for the nine months ended September 30, 2021 and 2020 were $0.46 and $1.46, respectively. Diluted earnings per common share for the nine months ended September 30, 2021 and 2020 were $0.45 and $1.41, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company had cash of $17,636,000 and working capital of $49,746,000. As of September 30, 2021, the Company’s current ratio (current assets/current liabilities) was 17:1, compared to a current ratio of 9:1 as of December 31, 2020. Cash decreased by 24.3%, or $5,656,000, to $17,636,000 as of September 30, 2021, compared to $23,292,000 as of December 31, 2020, and working capital increased by $295,000 from $49,451,000 as of December 31, 2020. The decrease in cash from December 31, 2020 was due to cash used in investing activities of $2,391,000 and cash used in financing activities of $3,686,000 partially offset by cash provided by operating activities of $421,000.

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

Net cash provided by operating activities of $421,000 for the three months ended September 30, 2021 was due to net income of $6,156,000, impacted primarily by the following: stock-based compensation expense of $238,000, depreciation and amortization expense of $611,000, equity in income of unconsolidated affiliate of $623,000, operating lease expense net of accretion of $663,000, a decrease in accounts receivable of $3,650,000, an increase in prepaid expenses of $337,000, an increase in inventory of $6,441,000, a decrease in accounts payable and accrued liabilities of $2,627,000, a decrease in customer advance payments of $209,000 and a decrease in lease liabilities of $660,000.

Accounts receivable decreased by $3,650,000, or 40.4%, to $5,387,000 as of September 30, 2021, from $9,037,000 as of December 31, 2020. The decrease in accounts receivable was related to decreased sales as compared to the fourth quarter of 2020. The number of days that sales remained outstanding as of September 30, 2021, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 34 days as of December 31, 2020.

Inventory increased by $6,441,000, or 38.5%, to $23,190,000 as of September 30, 2021, from $16,749,000 as of December 31, 2020. The increase was due to an increase in inventory for the Disposable Protective Apparel segment of $4,852,000, or 42.2%, to $16,350,000 and an increase in inventory for the Building Supply segment of $1,589,000 or 30.3%, to $6,840,000.

Prepaid expenses increased by $337,000, or 5.4%, to $6,562,000 as of September 30, 2021, from $6,225,000 as of December 31, 2020. The increase was primarily due to prepayments for tax payments and insurance.

Right-of-use assets as of September 30, 2021 decreased by $663,000 to $2,872,000 from $3,535,000 as of December 31, 2020 as a result of amortization of the balance.

Lease liabilities as of September 30, 2021 decreased by $660,000 to $2,926,000 from $3,586,000 as of December 31, 2020. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of September 30, 2021 decreased by $2,627,000, or 55.0%, to $2,149,000, from $4,776,000 as of December 31, 2020. The decrease was primarily due to a decrease in accrued bonuses and a decrease in trade accounts payable.

Customer advance payment of orders as of September 30, 2021 was $0, which was the result of no customer deposits for future dated PPE orders in response to the COVID-19 pandemic, compared to $209,000 as of December 31, 2020.

Net cash used in investing activities was $2,391,000 for the nine months ended September 30, 2021, compared to net cash used in investing activities of $567,000 for the same period of 2020. Investing activities for the nine months ended September 30, 2021 consisted of the purchase of property and equipment of $2,391,000. Investing activities for the nine months ended September 30, 2020 consisted of the purchase of property and equipment of $687,000 and proceeds from the sale of marketable securities of $120,000.

Net cash used in financing activities was $3,686,000 for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $1,564,000 for the same period of 2020. Net cash used in financing activities for the nine months ended September 30, 2021 resulted from the payment of $4,077,000 for the repurchase of common stock, partially offset by proceeds of $391,000 from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2020 resulted from proceeds of $1,970,000 from the exercise of stock options, partially offset by the payment of $406,000 for the repurchase of common stock.

Alpha Pro Tech, Ltd.

As of September 30, 2021, we had $409,000 available for additional stock purchases under our stock repurchase program. During the three months ended September 30, 2021, we repurchased 46,000 shares of common stock at a cost of $369,000. As of September 30, 2021, we had repurchased a total of 18,492,917 shares of common stock at a cost of approximately $42,111,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future. We have made approximately $4,000,000 in commitments for capital investments to increase our production capacity in our Building supply segment, of which $2,450,000 has been paid as of September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2021	36,000	$8.17	36,000	$481,000
August 1 - 31, 2021	-	-	-	481,000
September 1 - 30, 2021	10,000	7.15	10,000	409,000
	46,000	$7.95	46,000

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 5, 2021	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 5, 2021	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer