Form 10-K
period 2021-12-31
ALPHA PRO TECH LTD
filed 2022-03-11
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, was $101,367,511.

As of March 4, 2022, the registrant had outstanding 13,139,391 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on June 8, 2022 are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2022, the expected effects of the COVID-19 pandemic, and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2021. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2021. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2021 and 2020 and consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021.

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

Our products are grouped into two business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing, and seam tape, and synthetic roof underlayment, as well as other woven material; and (2) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

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

PRODUCTS

Our principal products are grouped into two business segments:

Building Supply:

●    Housewrap

●    Housewrap accessories: window and door flashing and seam tape

●    Synthetic roof underlayment

●    Other woven material

Disposable Protective Apparel:

●    Shoecovers

●    Bouffant caps

●    Gowns

●    Coveralls

●    Lab coats

●    Frocks

●    Face masks

●    Face shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap, housewrap accessories and synthetic roof underlayment, as well as other woven material. This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as reducing costs.  The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption.  REX Wrap® and REX Wrap Plus® are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™ is a one-of-a-kind breathable product that uniquely enables the drainage of water in every direction to protect buildings from the elements exponentially better, we believe, than a traditional housewrap, while decreasing job site material waste, simplifying installation to reduce labor and allowing fewer products to be carried onto the job site. Our housewrap accessories includes REXTREME Window and Door Flashing, which provides a tight seal from air and moisture around windows and doors and REX™ Premium Seam Tape which is a high-strength film that helps to seal all seams on housewrap applications.

The proprietary synthetic roof underlayment, REX SynFelt®, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.  We also manufacture and distribute TECHNOply® and TECHNO SB®, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market. These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.”

Disposable Protective Apparel

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), as well as face masks and face shields.

Our goal in the design and manufacture of all our disposable protective garments is to keep the wearer cool, clean, comfortable and to provide the right level of protection for the wearer and the wearer’s environment.  To achieve this, we offer a comprehensive selection of materials and garment designs to meet a wide range of application requirements. Our materials are clean, durable and offer the wearer a great comfort level. Our products are offered under proprietary materials such as ChemTech®, BarrierTech®, ComforTech®, AlphaGuard® and GenPro®,   UltraGrip™, SafeStep®, MaxGrip®, AquaTrak®, SureGrip®, NuTech® and NaviTrak®.

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

Our N-95 Particulate Respirator National Institute for Occupational Safety and Health (“NIOSH”) approved face mask, which incorporates both the Positive Facial Lock® feature and the Magic Arch® feature, has historically experienced increased demand during outbreaks of infectious disease, such as SARS in 2003, Bird Flu in 2006, H1N1 in 2009 and COVID-19 in 2020, to combat the spread of these diseases.

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

Disruptions in the supply chain as well unpredictable changes in the response to the COVID-19 pandemic have created occasional backlogs of unfulfilled orders for our personal protective equipment (“PPE”) products and certain of our building supply products, and uncertainty in the timing of deliveries and fulfillment of backlogged orders can occur from time to time.

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

	Years Ended December 31,
	2021	2020

Net sales by geographic region
United States	$65,844,000	$90,495,000
International	2,793,000	12,205,000

Consolidated net sales	$68,637,000	$102,700,000

Net sales by geographic region are based on the countries in which our customers are located.  For the year ended December 31, 2021, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales. For the year ended December 31, 2020 the Company generated sales of approximately $8,090,000 from Australia. During that year, no other single country (other than the United States) had sales that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2021 and 2020.

	As of December 31,
	2021	2020
Long-lived assets by geographic region
United States	$4,623,000	$2,787,000
International	1,441,000	1,566,000

Consolidated total long-lived assets	$6,064,000	$4,353,000

MANUFACTURING

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment. Alpha ProTech Engineered Products, Inc. operates in a 165,400 square foot facility in Valdosta, Georgia.

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

We have encountered over the last year a number of constraints within our supply chain due to raw material and labor shortages, as well as shipping delays. Although we continue to work to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Our business is not subject to significant seasonal considerations, although it is necessary for us to have adequate raw materials and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitors in the construction supply weatherization market are DuPont for housewrap and Interwrap Inc. for synthetic roof underlayment. Our major competitor in the medical and dental markets is Kimberly-Clark Corporation of Fort Worth, Texas. Other large competitors include 3M Company, Johnson & Johnson, White Knight Engineered Products (Precept Medical Products, Inc.), Cardinal Health, Inc. and Medline Industries Inc. Our major competitors in the industrial and cleanroom market are our former largest distributor, VWR International, LLC, Kimberly-Clark Corporation, 3M Company, Kappler, Inc., DuPont and Allegiance Healthcare Corporation. VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. For additional discussion of the competitive environment in which we conduct our business, see Part I, Item 1A, “Risk Factors – Risks Related to Our Industry.”

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries. At present, we have ten United States patents relating to several of our products. In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position. The various United States patents issued have remaining durations of approximately 1 to 4 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

HUMAN CAPITAL

As of March 1, 2022, we had 121 full-time employees, including 18 employees at our principal executive office in Markham, Ontario, Canada; 14 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 45 employees at our Building Supply segment facility in Valdosta, Georgia; 16 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

Workplace Health and Safety

The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19, which prioritization continued throughout 2021. To that end, the Company maintains a variety of programs to reduce and eliminate injuries and promote safety and regularly measures progress against those programs. These programs promote personal responsibility for workplace safety and encourage associates to set a meaningful example as safety ambassadors.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. Through the efforts of a cross-functional COVID-19 response team, the Company has responded to numerous people-related challenges resulting from the pandemic. The Company addressed various country, state, and local restrictions, mandates and guidelines and provided compliance programs at all Company locations designed to operate facilities in a safe manner. To protect and support our essential team members, we implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing PPE, and instituting mandatory screening before accessing buildings.

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

AVAILABLE INFORMATION

We make available free of charge on our Internet website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q filed since our most recent Annual Report on Form 10-K, any current reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K and any amendments to such reports, as well as our most recent proxy statement, as soon as reasonably practicable following the electronic filing of such documents with the SEC. These filings are also available on the SEC’s website (http://www.sec.gov).

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

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic could continue to have a material adverse effect on our business, financial results and results of operations.

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

Federal, state and local governments, as well as foreign governments, have imposed numerous protocols and regulations in an effort to limit the spread of the COVID-19. We have implemented a number of measures in an effort to protect our employees’ health and well-being, including having certain office workers work remotely. The potential negative effects to our operations, including reductions in production levels, research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, have adversely affected and may continue to adversely affect our ability to provide our products. Furthermore, the implications of unsuccessfully implementing health and well-being measures, which could, for example, result in workers at our manufacturing facilities testing positive for COVID-19, would also adversely affect our business, including resulting in a product recall. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time.

Although we have experienced increased sales and significantly increased demand for our PPE products in 2020, the global COVID-19 pandemic had and may continue to have an adverse impact on our manufacturing and distribution capabilities. Disruptions relating to the COVID-19 pandemic, including shelter-in-place orders in the U.S., Mexico, India and other countries, prevented and could again prevent employees, suppliers, distributors and others from accessing manufacturing facilities and from transporting our products or the components required to manufacture our products. For example, the government-mandated closure in India, which started in late March and ended in May 2020, impacted our order fulfillment and revenue growth related to our disposable protective garments. Any government regulation may also impact our ability to supply and ship our products to certain customers, which could lead to cancellation of some orders. Further, worldwide supply chain disruption relating to the COVID-19 pandemic has resulted in product shortages that have impacted and may continue to impact our ability to manufacture our products. We currently utilize third parties to, among other things, manufacture certain components and materials for our products, and to provide services such as sterilization services, and we purchase these materials and services from numerous suppliers worldwide. If either we or any third parties in the supply chain for materials used in the production of our products continue to be adversely impacted by the COVID-19 pandemic, including the restrictions resulting from the COVID-19 pandemic, our supply chain may continue to be disrupted, limiting our ability to manufacture our products. These disruptions may, among other things, continue to impact our ability to produce and supply products in quantities necessary to meet market demand. In addition, we have experienced increases in the costs of materials and supplies and shipping costs due to supply chain disruptions, and expect to continue to see higher costs.

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

As a result of the COVID-19 pandemic, we experienced a significant increase in orders of our PPE products from both legacy and new customers in 2020, followed by a decline in sales in 2021 for such products.  Because of the uncertainty associated with the pandemic, we may experience additional decreases in sales from certain of these customers at the point at which conditions related to the virus change or improve and demand for these products subsides, which could impact our expectations of future orders and sales.

Moreover, the impacts of the COVID-19 pandemic may exacerbate other pre-existing risks, such as political, regulatory, social, financial, operational and cybersecurity risks, and those associated with global economic conditions, any of which could have a material adverse effect on our business.

The full impact of COVID-19 on our financial condition and results of operations remains uncertain and will depend on future developments, such as the ultimate duration and scope of the outbreak (including the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments).

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

We rely on a limited number of suppliers and contractors for the manufacture of our products. If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term. Changes in business conditions, pandemics, wars, including the Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our suppliers and contractors, as well as our ability to receive components.

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

Our ability to continually renew our pipeline of new products and to bring those products to market may be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, obtain adequate intellectual property protection or gain market acceptance of new products. There are no guarantees that new products will prove to be commercially successful. In addition, our product development and distribution activities are subject to inherent risks related to natural disasters, including earthquakes such as the one that occurred near our facility in Utah during 2020, which could disrupt our supply chain and impair our ability to manufacture or sell our products.

General Risks

Global economic conditions could adversely affect the Company’s business and financial results.

Unfavorable economic conditions, including the impact of recessions and general economic downturns in the United States and throughout the world, may negatively affect the Company’s business and financial results.  These economic conditions could negatively impact (i) demand for our products, (ii) the number and types of products sold, (iii) our ability to collect accounts receivable on a timely basis from certain customers and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, tensions between Russia and Ukraine have escalated in recent months. This has led to economic sanctions imposed against Russia by the U.S. and certain European nations. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2.  The approximate monthly rent was $3,300 for 4,200 square feet under a lease which expired February 28, 2022, and we are in the process of negotiating a new lease at the same location, details of which have not been confirmed at the time of this filing.  Working out of the principal executive office are the President and Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located at 301 South Blanchard Street, Valdosta, Georgia.  The average monthly rent is $37,500 for 165,400 square feet.  This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility at 1287 Fairway Drive, Nogales, Arizona.  The approximate monthly rent is $28,900 for 60,000 square feet.  This lease expires on December 31, 2022. The Disposable Protective Apparel segment also has two warehousing facilities, warehouse one is located at 1441 N. Industrial Park Drive, suite #B1, and warehouse two is located at  1206 W. Industrial Park Drive, both in Nogales AZ.  The approximate monthly rent is $3,600 and $6,000 for 7,140 square feet and 11,700 square feet respectively. Warehouse one’s lease expires March 2022 and will not be renewed and warehouse two’s lease expires in April 2022, and we do not intend to renew at this time. These leases related to additional temporary spaces needed due to higher inventory levels as a result of COVID-19.

The Company manufactures its surgical face masks at a facility located at 236 North 2200 West, Salt Lake City, Utah. The monthly rent is $18,100 for 34,500 square feet.  This lease expires on July 31, 2024.

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

As of March 1, 2022, the Company’s common stock was held by 109 shareholders of record and approximately 27,000 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2021	20,000	$6.24	20,000	$283,000
November 1 - 30, 2021	17,500	5.45	17,500	187,000
December 1 - 31, 2021	19,500	5.57	19,500	2,078,000
	57,000	$5.77	57,000

(1)

Pursuant to the Company’s share repurchase program, on December 15, 2021, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program, the Company has authorized the repurchase of $44,520,000 of common stock, of which $2,078,000 was available to repurchase as of December 31, 2021. The stock repurchase plan expires on December 15, 2022.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Annual Report on Form 10-K.

Item 6.    (Reserved)

N/A

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2021. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The general terms for receivables is net 30 days.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote. For new customers with no order history with the Company we may require advance payments to reduce our credit risk. In 2021 and 2020, we recorded approximately $0 and $2,000, respectively, in charge-offs against the allowance.

Inventories:  Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value.  Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2021 and 2020, we recorded approximately $376,000 and $114,000, respectively, in write-downs of inventory.

Leases: We determine if an arrangement is a lease at inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients, which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. As of December 31, 2021, we have $2.6 million in ROU assets.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2021, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of December 31, 2021, the Company had no contract liabilities as compared to $209,000 as of December 31, 2020 which contract liabilities were a result of customer advance payments of orders connected to the COVID-19 pandemic (see “Impact of the Novel Coronavirus (COVID-19)” below).

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options. In 2021 and 2020, we recorded $315,000 and $375,000, respectively, in compensation expense for share-based awards,

OVERVIEW

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

Impact of the Novel Coronavirus (COVID-19)

After the start of the COVID-19 pandemic in early 2020, we experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during 2020 and to a lesser extent the beginning of 2021, especially with respect to face masks and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the ongoing healthcare crisis, the Company ramped up production during the first quarter of 2020 of our PPE products, in particular our N-95 face mask, which is manufactured by the Company in the United States. We addressed the growing customer demand for PPE products by increasing and improving the human, mechanical, and supply chain components behind production, but even with these increases and improvements, customer demand for PPE products exceeded industry supply from time to time.

Since 2020, we have encountered a number of constraints within our supply chain due to government-mandated shutdowns, raw materials shortages and shipping delays. Although we continue to work to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Further, we have experienced increases in the costs of raw materials, and if the prices of raw materials continue to rise more rapidly than our sales prices,  our profits may be impacted negatively.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time. While this remains a fluid situation, all of our U.S. manufacturing sites are currently operating at or above normal production rates.

COVID-19 has resulted in a downturn in the global financial markets and a slowdown in the global economy. This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced cost increases from some of our suppliers.  Additionally, we expect that demand for our Building Supply segment products could be negatively impacted if we experience a decrease in housing starts and increased uncertainty in the housing market and the economy in general, although to date we have not experienced any material negative impact in our Building Supply segment.

The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our PPE products resulting from the pandemic had a positive impact on our 2020 and 2021 financial results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments. Future developments include the duration, scope and severity of the pandemic and new variants, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2021	2020
Net sales	100.0%	100.0%
Gross profit	36.9%	49.2%
Selling, general and administrative expenses	24.1%	17.7%
Income from operations	11.5%	30.8%
Income before provision for income taxes	12.4%	31.4%
Net income	9.8%	26.2%

Fiscal Year 2021 Compared to Fiscal Year 2020

Sales. Consolidated sales for the year ended December 31, 2021 decreased to $68,637,000, from $102,700,000 for the year ended December 31, 2020, representing a decrease of $34,063,000, or 33.2%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $40,372,000 and increased sales in the Building Supply segment of $6,309,000.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2021 decreased by $40,372,000, or 56.0%, to $31,748,000, compared to $72,120,000 for 2020. This segment decrease was due to a 3.5% increase in sales of disposable protective garments, an 80.0% decrease in sales of face masks and a 68.0% decrease in sales of face shields, all primarily due to reduced customer demand in 2021 compared to a surge in demand in 2020 associated with the pandemic.

The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2021 was approximately 63% for disposable protective garments, 26% for face masks and 11% for face shields. This sales mix is compared to approximately 27% for disposable protective garments, 58% for face masks and 15% for face shields for the year ended December 31, 2020.

Sales for the disposable protective garments increased by 3.5% in 2021, primarily due to record sales in the first and second quarters of 2021 resulting from strong orders received from our major international channel partner in 2020 in response to COVID-19. Sales in the second half of 2021 were negatively affected as inventory levels in the supply chain primarily with our partner mentioned above, were higher than historical. Although sales were down in the latter half of 2021 and more in line with pre-pandemic levels, this partner’s sales to its end users for the same period are much higher than pre-pandemic levels.

The decrease in face mask sales in 2021, primarily our proprietary N-95 Particulate Respirator face mask, resulted from very significant record breaking customer demand associated with the COVID-19 pandemic in 2020. The decrease in face shield sales in 2021 was also due to the decline in demand associated with the COVID-19 pandemic. Although face mask and face shield sales were down in 2021, they were higher than any other year on record, with the exception of the past pandemics in 2020 (COVID-19) and 2009 (H1N1). Due to COVID-19 variants and other challenges related to efforts to reduce the duration, scope and severity of the pandemic, sales of face masks and face shields are expected to remain higher than pre-pandemic levels in the short term, but it is uncertain how long this will continue.

As the pandemic continues, our partnerships within our authorized distributor community in this segment remains strong.  Together, we are navigating what is still a delicate balance of in-person and virtual opportunities to market our disposable protective garments, face mask and face shield portfolio to current and new end-customers.  Additionally, we are working to support our end-customers in concert with our distributor partners until such time that the pandemic is behind us, whether it be through virtual selling and product training, practical face-to-face meetings  or via small off-campus gatherings.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2021 increased by $6,309,000, or 20.6%, to a record $36,889,000, compared to $30,580,000 for the year ended December 31, 2020. The Building Supply segment increase was primarily due to an increase in sales of synthetic roof underlayment of 25.9%, an increase in sales of housewrap and accessories of 19.7% and flat sales of other woven material compared to 2020.

The sales mix of the Building Supply segment for the year ended December 31, 2021 was approximately 50% for synthetic roof underlayment, 43% for housewrap and accessories and 7% for other woven material. This compared to approximately 48% for synthetic roof underlayment, 43% for housewrap and accessories and 9% for other woven material for the year ended December 31, 2020. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®; our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®; and our housewrap accessories product line consists of REXTREME Window and Door Flashing and REX™ Seam tape.

Building Supply segment sales were a record for the year ended December of 2021, with continued significant growth due to strong demand for both our synthetic roof underlayment and housewrap products. Synthetic roof underlayment sales were a record and increased by 25.9% compared to 2020 due to the increase in inventory requirements at the dealer level, as well as the expansion of new home construction. Growth in sales of our synthetic roof underlayment products in 2021 was primarily due to robust sales of our TECHNO SB®25 product line. The housewrap line of products experienced a 19.7% increase in 2021, which was also a record due to growth in new market share as well as high demand for new home construction. Our system of selling housewrap with associated accessories is becoming increasingly accepted in the market.

The Company has committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. As a result of delays in the supply chain the most expensive piece of equipment, for which an approximately $1,000,000 balance remains outstanding, has had a further delay. This equipment was originally anticipated to arrive in the latter part of the fourth quarter of 2021 and is now expected in the latter part of the second quarter of 2022 and is expected to be operational in the third quarter of 2022.

Management is encouraged by the current demand for its Building Supply products and anticipates strong continued growth in 2022. The company has continued to enjoy increased sales by utilizing a strategic approach to adding additional dealers through aggressive sales strategies. Being vertically integrated and having control of our manufacturing, unlike most of our competitors, aided in minimizing the effects of worldwide supply chain issues experience during 2021. As discussed above, the synthetic roofing market has remained strong throughout 2021 although there could be some retraction heading into 2022. By adding dealers, distribution channels and products in the roofing sector during 2021, we remain confident in maintaining our sales growth into 2022. We expect our housewrap sales will continue to grow with new home construction remaining high, as well as with our ability to deliver products in a timely fashion by utilizing our vertically integrated manufacturing capabilities. This coupled with our growing distribution channels was the backbone of our sales growth during 2021.

Gross Profit. Gross profit decreased by $25,184,000, or 49.9%, to $25,298,000 for the year ended December 31, 2021, from $50,482,000 for the year ended December 31, 2020. The gross profit margin was 36.9% for the year ended December 31, 2021, compared to 49.2% for the year ended December 31, 2020. Gross profit margin in 2021 was similar to pre-pandemic levels. The gross profit margin was negatively affected in 2021 as a result of changes in product mix as the need for face masks and face shields, which have a higher gross profit margin than our other products, declined from the surge in customer demand in 2020 as a result of the COVID-19 pandemic, as well as increased raw material costs and ocean freight and other transportation costs.

Management believes that gross profit margin likely will continue to be negatively affected by the recent significant increases in ocean freight and other transportation costs. Additionally, our portfolio of products has been affected by much higher than normal raw material costs. In the current environment, cost increases may rise more rapidly than our sales prices, which could further decrease gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,617,000, or 8.9%, to $16,554,000 for the year ended December 31, 2021, from $18,171,000 for the year ended December 31, 2020. However, as a percentage of net sales, selling, general and administrative expenses increased to 24.1% for the year ended December 31, 2021, down from 17.7% for 2020, primarily as a result of lower net sales.

The change in expenses by segment for the year ended December 31, 2021 was as follows: Disposable Protective Apparel was down $813,000, or 12.9%; Building Supply was up $273,000, or 5.1%; and corporate unallocated expenses were down $1,077,000, or 16.5%. The decrease in Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, commission and general factory expenses. The increase in Building Supply segment expenses was related to increased employee compensation, commission and travel expenses, partially offset by decreased general office expenses. The decrease in corporate unallocated expenses was primarily due to decreased accrued bonuses and professional fees, partially offset by increased public company expenses, insurance expenses and general office expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $447,000 was accrued for the year ended December 31, 2021, compared to $1,000,000 for the year ended December 31, 2020.

Depreciation and Amortization. Depreciation and amortization expense increased by $88,000, or 12.1%, to $817,000 for the year ended December 31, 2021, from $729,000 for the year ended December 31, 2020. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment and increased corporate depreciation related to computer technology.

Income from Operations. Income from operations decreased by $23,655,000, or 74.9%, to $7,927,000 for the year ended December 31, 2021, compared to $31,582,000 for the year ended December 31, 2020. The decreased income from operations was primarily due to a decrease in gross profit of $25,184,000 and an increase in depreciation and amortization expense of $88,000, partially offset by a decrease in selling, general and administrative expenses of $1,617,000. Income from operations as a percentage of net sales for the year ended December 31, 2021 was 11.5%, compared to 30.8% for the same period of 2020.

Other Income. Other income decreased by $93,000, or 14.0%, to $573,000 for the year ended December 31, 2020, from $666,000 for the year ended December 31, 2020. The decrease was primarily due to a decrease in equity in income of unconsolidated affiliate of $139,000 and a decrease in interest income of $16,000, partially offset by a loss on marketable securities in 2020 compared to no gain or loss on marketable securities during the same period of 2021, for a net increase of $62,000.

Other income consisted of equity in income of unconsolidated affiliate of $571,000 and interest income of $2,000 for the year ended December 31, 2021. Other income consisted of equity in income of unconsolidated affiliate of $710,000, a loss on marketable securities of $62,000 and interest income of $18,000 for the year ended December 31, 2020.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2021 was $8,500,000, compared to income before provision for income taxes of $32,248,000 for 2020, representing a decrease of $23,748,000, or 73.6%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $23,655,000 and a decrease in other income of $93,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2021 was $1,744,000, compared to $5,360,000 for 2020. The provision for income taxes for 2020 included an estimated nonrecurring tax benefit of $2.0 million in the first quarter of 2020 as a result of the exercise of disqualified Incentive Stock Options and the exercise of Non-Qualified Stock Options. The estimated effective tax rate was 20.5% for the year ended December 31, 2021, compared to 16.6% for the year ended December 31, 2020. Excluding the estimated nonrecurring tax benefit of $2.0 million, the estimated effective tax rate was 22.2% for the year ended December 31, 2020. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2021 was $6,756,000 compared to net income of $26,888,000 for the year ended December 31, 2020, representing a decrease of $20,132,000, or 74.9%. The decrease in net income was largely associated with the unprecedented surge in product demand due to the COVID-19 pandemic in 2020. The net income decrease comparing the years ended December 31, 2021 and 2020 was due to a decrease in income before provision for income taxes of $23,748,000, partially offset by a decrease in provision for income taxes of $3,616,000. As mentioned above, a tax benefit from stock options exercised positively impacted net income in the first quarter of 2020 by an estimated $2.0 million. Net income as a percentage of net sales for the year ended December 31, 2021 was 9.8%, and net income as a percentage of net sales for 2020 was 26.2%. Basic earnings per common share for the years ended December 31, 2021, and 2020 were $0.51 and $2.00, respectively. Diluted earnings per common share for the years ended December 31, 2021 and 2020 were $0.50 and $1.92, respectively. Diluted earnings per common share prior to COVID-19 for the years ended December 31, 2019 and 2018 were $0.23 and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had cash of $16,307,000 and working capital of $50,331,000. As of December 31, 2021, the Company’s current ratio (current assets/current liabilities) was 20:1, compared to a current ratio of 9:1 as of December 31, 2020. Cash decreased by 30.0%, or $6,985,000, to $16,307,000 as of December 31, 2021, compared to $23,292,000 as of December 31, 2020, and working capital increased by $811,000 from $49,451,000 as of December 31, 2020. The decrease in cash from December 31, 2021 was due to cash used in operating activities of $480,000, cash used in investing activities of $2,524,000 and cash used in financing activities of $3,981,000.

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

Net cash used by operating activities of $480,000 for the year ended December 31, 2021 was due to net income of $6,756,000, impacted primarily by the following: stock-based compensation expense of $315,000, depreciation and amortization expense of $817,000, equity in income of unconsolidated affiliate of $571,000, operating lease expense net of accretion of $887,000, an increase in deferred income taxes of $228,00, a decrease in accounts receivable of $4,257,000, an increase in prepaid expenses of $856,000, an increase in inventory of $8,220,000, a decrease in accounts payable and accrued liabilities of $2,998,000, a decrease in customer advance payments of $209,000 and a decrease in lease liabilities of $886,000.

Accounts receivable decreased by $4,257,000, or 47.1%, to $4,780,000 as of December 31, 2021, from $9,037,000 as of December 31, 2020. The decrease in accounts receivable was related to decreased sales. The number of days that sales remained outstanding as of December 31, 2021, calculated by using an average of accounts receivable outstanding and annual revenue, was 24 days, compared to 34 days as of December 31, 2020.

Inventory increased by $8,220,000, or 49.1%, to $24,969,000 as of December 31, 2021, from $16,749,000 as of December 31, 2020. The increase was primarily due to an increase in inventory for the Disposable Protective Apparel segment of $4,737,000, or 41.2%, to $16,236,000 and an increase in inventory for the Building Supply segment of $3,483,000, or 66.3%, to $8,733,000. The increase in the Disposable Protective Apparel segment inventory was primarily due to an increase mask inventory and the increase in the Building Supply segment inventory was primarily due to expected increased sales as well as to allow for supply chain delays.

Prepaid expenses increased by $856,000, or 14.1%, to $6,943,000 as of December 31, 2021, from $6,087,000 as of December 31, 2020. The increase was primarily due to prepayments for tax payments, partially offset by decreased prepaid insurance.

Right-of-use assets as of December 31, 2021 decreased by $887,000 to $2,648,000 from $3,535,000 as of December 31, 2020 as a result of amortization of the balance.

Lease liabilities as of December 31, 2021 decreased by $886,000 to $2,700,000 from $3,586,000 as of December 31, 2020. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of December 31, 2021 decreased by $2,998,000, or 62.8%, to $1,778,000, from $4,776,000 as of December 31, 2020. The decrease was primarily due to a decrease in accounts payable as a result of decreased raw material purchases, a decrease in accrued liabilities, and a decrease in accrued bonuses.

Customer advance payment of orders as of December 31, 2021 was $0, which was the result of no customer deposits for future dated PPE orders in response to the COVID-19 pandemic, compared to $209,000 as of December 31, 2020.

Net cash used in investing activities was $2,524,000 for the year ended December 31, 2021, compared to net cash used in investing activities of $862,000 for the same period of 2020. Investing activities for the year ended December 31, 2021 consisted of the purchase of property and equipment of $2,524,000. Investing activities for the year ended December 31, 2020 consisted of the purchase of property and equipment of $1,135,000 for both the Building Supply segment and the Disposable Apparel Products segment and proceeds from the sale of marketable securities of $273,000.

Net cash used in financing activities was $3,981,000 for the year ended December 31, 2021, compared to net cash used in financing activities of $668,000 for the same period of 2020. Net cash used in financing activities for the year ended December 31, 2021 resulted from the payment of $4,408,000 for the repurchase of common stock, partially offset by proceeds of $427,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2020 resulted from the payment of $2,666,000 for the repurchase of common stock, mainly offset by proceeds of $1,998,000 from the exercise of stock options.

As of December 31, 2021, we had $2,078,000 available for additional stock purchases under our stock repurchase program. For the year ended December 31, 2021, we repurchased 439,000 shares of common stock at a cost of $4,408,000. As of December 31, 2021, we had repurchased a total of 18,549,917 shares of common stock at a cost of $42,442,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities

We believe that our current cash balance will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

We have committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. As a result of delays in the supply chain the most expensive piece of equipment, for which an approximately $1,000,000 balance remains outstanding, has had a further delay. This amount has not been prepaid and will be paid in full upon delivery of equipment. The equipment was originally anticipated to arrive in the latter part of the fourth quarter of 2021 and is now expected in the latter part of the second quarter of 2022 and is expected to be operational in the third quarter of 2022. The Company expects to fund the remaining balance from cash flow from operations.

Related Parties

During 2021, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 – “Equity Investments in Unconsolidated Affiliate” in the notes to our consolidated financial statements in Item 8 for more information on our relationship with our non-consolidated affiliated Harmony Plastics Private Limited.

New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  Adoption of the new standard in January 2021, did not have a material impact on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2021, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpha Pro Tech, Ltd.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (collectively, the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Tanner LLC

We have served as the Company’s auditor since 2011.

Lehi, Utah

March 11, 2022

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,307,000	$23,292,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 as of December 31, 2021 and $71,000 as of December 31, 2020	3,397,000	8,132,000
Accounts receivable, related party	1,383,000	905,000
Inventories	24,969,000	16,749,000
Prepaid expenses	6,943,000	6,087,000
Total current assets	52,999,000	55,165,000

Property and equipment, net	6,064,000	4,353,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	3,000	7,000
Right-of-use assets	2,648,000	3,535,000
Equity investment in unconsolidated affiliate	6,120,000	5,549,000
Total assets	$67,889,000	$68,664,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$528,000	$1,983,000
Accrued liabilities	1,250,000	2,793,000
Customer advance payments of orders	-	209,000
Lease liabilities	883,000	867,000
Total current liabilities	2,661,000	5,852,000

Lease liabilities, net of current portion	1,817,000	2,719,000
Deferred income tax liabilities, net	791,000	563,000
Total liabilities	5,269,000	9,134,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,115,341 and 13,419,847 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	132,000	135,000
Additional paid-in capital	-	409,000
Retained earnings	62,488,000	58,986,000
Total shareholders' equity	62,620,000	59,530,000
Total liabilities and shareholders' equity	$67,889,000	$68,664,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020

Net sales	$68,637,000	$102,700,000

Cost of goods sold, excluding depreciation and amortization	43,339,000	52,218,000

Gross profit	25,298,000	50,482,000

Operating expenses:
Selling, general and administrative	16,554,000	18,171,000
Depreciation and amortization	817,000	729,000

Total operating expenses	17,371,000	18,900,000

Income from operations	7,927,000	31,582,000

Other income (expense):
Equity in income of unconsolidated affiliate	571,000	710,000
Loss on marketable securities	-	(62,000)
Interest income, net	2,000	18,000

Total other income	573,000	666,000

Income before provision for income taxes	8,500,000	32,248,000
Provision for income taxes	1,744,000	5,360,000

Net income	$6,756,000	$26,888,000

Basic earnings per common share	$0.51	$2.00

Diluted earnings per common share	$0.50	$1.92

Basic weighted average common shares outstanding	13,225,628	13,449,987

Diluted weighted average common shares outstanding	13,499,442	13,972,145

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2019	12,885,273	$129,000	$708,000	$32,098,000	$32,935,000
Common stock repurchased and retired	(223,100)	(2,000)	(2,664,000)	-	(2,666,000)
Options exercised	757,674	8,000	1,990,000	-	1,998,000
Share-based compensation expense	-	-	375,000	-	375,000
Net income	-	-	-	26,888,000	26,888,000
Balance as of December 31, 2020	13,419,847	135,000	409,000	58,986,000	59,530,000
Common stock repurchased and retired	(439,000)	(4,000)	(1,150,000)	(3,254,000)	(4,408,000)
Options exercised	134,494	1,000	426,000	-	427,000
Share-based compensation expense	-	-	315,000	-	315,000
Net income	-	-	-	6,756,000	6,756,000
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$62,620,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$6,756,000	$26,888,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	315,000	375,000
Depreciation and amortization	817,000	729,000
Loss on marketable securities	-	62,000
Equity in income of unconsolidated affiliate	(571,000)	(710,000)
Operating lease expense, net of accretion	887,000	(357,000)
Deferred income taxes	228,000	47,000
Changes in assets and liabilities:
Accounts receivable, net	4,735,000	(4,564,000)
Accounts receivable, related party	(478,000)	(181,000)
Inventories	(8,220,000)	(5,446,000)
Prepaid expenses	(856,000)	(2,500,000)
Accounts payable and accrued liabilities	(2,998,000)	3,355,000
Customer advance payments of orders	(209,000)	209,000
Lease liabilities	(886,000)	367,000

Net cash provided by (used in) operating activities	(480,000)	18,274,000

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,524,000)	(1,135,000)
Proceeds from sales of marketable securities	-	273,000

Net cash used in investing activities	(2,524,000)	(862,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	427,000	1,998,000
Repurchase of common stock	(4,408,000)	(2,666,000)

Net cash used in financing activities	(3,981,000)	(668,000)

Increase (decrease) in cash and cash equivalents	(6,985,000)	16,744,000

Cash and cash equivalents, beginning of the year	23,292,000	6,548,000

Cash and cash equivalents, end of the year	$16,307,000	$23,292,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,824,000	$4,136,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2021 is less than in 2020, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic and new variants, including the Omicron variant, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2021 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2021. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2021 and 2020.

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2021 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. As of December 31, 2021, we had no contract liabilities as compared to $209,000 as of December 31, 2020, as a result of customer advance payments of orders in connection with the COVID-19 pandemic. See Note 15 and Note 16 of these Notes to Consolidated Financial Statements for information on revenue disaggregated by type and by geographic region.

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

For the years ended December 31, 2021 and 2020 there were no stock options granted under the Company’s stock option plan. The Company recognized $185,000 and $375,000 in share-based compensation expense for the years ended December 31, 2021 and 2020, respectively, related to outstanding options.  For the years ended December 31, 2021 and 2020, 15,140 and 8,912 restricted stock equity awards were granted under the 2020 Incentive Plan respectively and the compensation expense associated with these awards was $131,000 and $6,000 in 2021 and 2020 respectively.

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

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020

Net income (numerator)	$6,756,000	$26,888,000

Shares (denominator):
Basic weighted average common shares outstanding	13,225,628	13,449,987
Add: Dilutive effect of common stock options	273,814	522,158

Diluted weighted average common shares outstanding	13,499,442	13,972,145

Earnings per common share:
Basic	$0.51	$2.00
Diluted	$0.50	$1.92

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2021 and 2020.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2021 and 2020.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $27,000 and $32,000 for the years ended December 31, 2021 and 2020, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

attestation

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no fair values of the Company’s financial assets as of December 31, 2021 and 2020.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to current year presentation. Certain financial information is presented on a rounded basis, which may cause minor differences.

New Accounting Standards

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

As of December 31, 2021 and 2020, no marketable securities investments were owned.  No marketable securities were sold during the year ended December 31, 2021. Certain marketable securities were sold during the year ended December 31, 2020, for a net realized  loss of $62,000.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.	Inventories

Inventories consisted of the following:

	December 31,
	2021	2020

Raw materials	$13,545,000	$9,729,000
Work in process	3,890,000	2,003,000
Finished goods	7,534,000	5,017,000
Total inventory	$24,969,000	$16,749,000

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020

Buildings	$493,000	$493,000
Machinery and equipment	15,273,000	13,039,000
Office furniture and equipment	2,177,000	2,076,000
Leasehold improvements	553,000	517,000
Software	3,000	3,000

	18,499,000	16,128,000
Less accumulated depreciation and amortization	(12,435,000)	(11,775,000)

Total net property and equipment	$6,064,000	$4,353,000

Depreciation and amortization expense for property and equipment was $813,000 and $725,000 for the years ended December 31, 2021 and 2020, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2021				December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	2.0	$474,000	$(471,000)	$3,000	3.0	$474,000	$(467,000)	$7,000

Amortization expense for intangible assets was $4,000 and $4,000 for the years ended December 31, 2021 and 2020, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Estimated future amortization expense related to definite-lived intangible assets is as follows:

Years ending December 31,

2022	$2,000
2023 `	1,000
Total	$3,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2021 or December 31, 2020.

For the years ended December 31, 2021 and 2020, the Company purchased $26,252,000 and $18,623,000 of inventories, respectively, from Harmony. For the years ended December 31, 2021 and 2020, the Company recorded equity in income of unconsolidated affiliate of $571,000 and $710,000, respectively. For the years ended December 31, 2021 and 2020, the Company sold $1,931,000 and $1,087,000 of inventories, respectively, to Harmony.

As of December 31, 2021, the Company’s investment in Harmony was $6,120,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,689,000, less $942,000 in repayments of an advance and payments of $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2021	2020

Payroll expenses and tax payable	$187,000	$123,000
Commission and bonuses payable and general accrued liabilities	1,063,000	2,670,000
Total accrued liabilities	$1,250,000	$2,793,000

Contract liabilities were $2,238,000 and $2,263,000 as of December 31, 2021 and 2020, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.	Notes Payable

The Company previously maintained a $3,500,000 credit facility with Wells Fargo Bank, which expired in May 2020, and which the Company decided not to renew. The Company has continued its relationship with Wells Fargo, with the exception of the credit facility. As of December 31, 2021 and 2020, the Company had no outstanding borrowings and no other debt.

10.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2021, the Company repurchased and retired 439,000 shares of its common stock for $4,408,000. During the year ended December 31, 2020, the Company repurchased and retired 223,100 shares of its common stock for $2,666,000. As of December 31, 2021, the Company had $2,078,000 available to repurchase common shares under the repurchase program.

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

The 2004 Plan provides for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options had been granted as of December 31, 2020. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options is determined based on the fair market value of the stock on the date of grant.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates.  A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan.  As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. As of December 31, 2021, 24,052 restricted stock equity awards had been granted under the 2020 Incentive Plan, the total for 2021 compensation expense of these awards is $131,000. As of December 31, 2021, $79,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of 0.73 years.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended December 31, 2021 and 2020:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2019	1,326,414	$2.86
Granted to employees and directors	-	-
Exercised	(757,674)	2.64
Canceled/expired/forfeited	-	-
Options outstanding, December 31, 2020	568,740	3.42
Granted to employees and directors	-	-
Exercised	(134,494)	3.17
Canceled/expired/forfeited	(6,666)	3.62
Options outstanding, December 31, 2021	427,580	3.50
Options exercisable, December 31, 2021	315,583	3.47

Stock options to purchase 427,580 and 568,740 shares of common stock were outstanding as of December 31, 2021 and 2020, respectively. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2021. All of the stock options, were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2021.

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

The following table summarizes information about stock options as of December 31, 2021:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$3.42	-	$3.90	427,580	$3.50	1.91	$1,056,000	315,583	$3.47	1.77	$790,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $806,000 and $10,772,000, respectively.

As of December 31, 2021, $37,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 0.42 years. Cash received from 134,494 options exercised for the year ended December 31, 2021 was $427,000.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2021	2020

Current	$1,516,000	$5,313,000
Deferred	228,000	47,000

Provision for income taxes	$1,744,000	$5,360,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2021	2020
Temporary differences:
Property and equipment	$(993,000)	$(706,000)
Intangible assets	(10,000)	(9,000)
Inventory reserve	79,000	24,000
Accrued expenses and inventory	216,000	250,000
Basis difference in investments	35,000	35,000
Foreign exchange	11,000	(40,000)
AMT/Foreign tax credits	42,000	-
State income taxes	(171,000)	(117,000)

Net deferred income tax liabilities	$(791,000)	$(563,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2021	2020
Income taxes based on U.S. statutory rate of 21% and 34%, respectively	$1,785,000	$6,772,000
Non-deductible meals and entertainment	-	5,000
FDII deduction	(49,000)	(348,000)
Foreign taxes	(120,000)	(38,000)
State taxes	219,000	747,000
Stock Compensation	(106,000)	(2,171,000)
Other	15,000	393,000

Provision for income taxes	$1,744,000	$5,360,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

12.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at  December 31, 2021 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of  December 31, 2021, the Company had operating lease right-of-use assets of $2,648,000 and operating lease liabilities of $2,700,000. As of  December 31, 2021, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,199,000 and $1,154,000 for the years ended December 31, 2021 and 2020, respectively.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of  December 31, 2021 were as follows:

December 31,
2021
2022	$1,010,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	2,876,000
Less imputed interest	(176,000)
Total lease liabilities	$2,700,000

As of December 31, 2021, the weighted average remaining lease term of the Company’s operating leases was 3.08 years. During the year ended December 31, 2021, the weighted average discount rate with respect to these leases was 4.17%.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $53,000 and $45,000 for the years ended December 31, 2021 and 2020, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $447,000 for the year ended December 31, 2021, compared to $1,000,000 for 2020, in connection with the bonus.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2021	2020

Building Supply	$36,889,000	$30,580,000
Disposable Protective Apparel	31,748,000	72,120,000

Consolidated net sales	$68,637,000	$102,700,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2021	2020

Building Supply	$7,350,000	$5,396,000
Disposable Protective Apparel	6,706,000	33,501,000
Total segment income	14,056,000	38,897,000

Unallocated corporate overhead expenses	5,556,000	6,649,000
Provision for income taxes	1,744,000	5,360,000
Consolidated net income	$6,756,000	$26,888,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2021	2020

Net sales by geographic region
United States	$65,844,000	$90,495,000
International	2,793,000	12,205,000

Consolidated net sales	$68,637,000	$102,700,000

	As of December 31,
	2021	2020
Long-lived assets by geographic region
United States	$4,623,000	$2,787,000
International	1,441,000	1,566,000

Consolidated total long-lived assets	$6,064,000	$4,353,000

Net sales by geographic region are based on the countries in which our customers are located. For the years ended December 31, 2021, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales. For the year ended December 31, 2021 the Company generated sales of approximately $8,090,000 from Australia. No other single country other than the United States was significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2021	2020

Building Supply	$3,600,000	$1,806,000
Disposable Protective Apparel	1,419,000	1,432,000
Total segment assets	5,019,000	3,238,000

Unallocated corporate assets	1,103,000	1,177,000
Total consolidated assets	$6,122,000	$4,415,000

16.	Concentration of Risk

The Company maintains its cash and cash equivalents in various bank accounts, the balances of which at times may exceed federally insured limits. The Company has not experienced any losses related to these accounts, and management does not believe that the Company is exposed to significant credit risk.

The Company’s investments in marketable securities were held in one publicly traded entity.  The Company recognized a gain on investment in common stock warrants in a prior period and during 2020 recognized a net realized loss of $62,000 in the consolidated statement of comprehensive income. The Company was exposed to the fluctuation in the stock price of this investment when it held these securities. As of December 31, 2021 the Company no longer holds any investments in marketable securities.

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2021 and 2020, and 10% or more of net sales for the years ended December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020

Accounts Receivable:
Customer A	13%	11%
Customer B	19%	*
Customer C	*	18%

Net sales:
Customer A	21%	15%
Customer B	13%	*
Customer C	*	10%

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2021 and December 31, 2020.

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

19.	Out-of-Period Adjustment

During the financial close for the year ended December 31, 2021, the Company discovered certain immaterial errors in its income tax accounting related to state tax apportionments and deferred tax assets in relation to Incentive Stock Options (“ISO”).  In periods prior to January 1, 2020, the Company should have recognized approximately $291,000 of additional tax expense, primarily related to stock compensation from ISOs’. As a result, the Company has increased its accrued liabilities by $12,000 and deferred income tax liabilities by $279,000 and decreased its retained earnings by $291,000 as of December 31, 2019. Furthermore, for the year ended December 31, 2020, the Company should have recognized $154,000 in additional state income tax expense and $44,000 in additional income tax expense for ISOs that were being treated as deferred tax asset instead of expense. The error was corrected by increasing the provision for income tax in 2020 by $198,000. Accrued liabilities were increased by $198,000, deferred income tax liabilities were increased by $279,000 and retained earnings was decreased by $489,000 as of December 31, 2020.

These revisions resulted in a decrease of earnings per share and diluted earnings per share of $.01 and $.02, respectively for the year ended December 31, 2020.  Management has determined that this revision was not material on a quantitative or qualitative basis to the prior period financial statements based on our analysis performed in accordance with the guidance provided by SEC Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements

20.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2021 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to the our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our registered public accounting firm on our internal control over financial reporting is included in Part II, Item 8 of this report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2022.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2021 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 10 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	427,580	$ 3.50	1,782,614(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	427,580	$ 3.50	1,782,614

(1)	Represents 1,782,614 shares of common stock issuable pursuant to our 2020 Plan.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders will be filed with the SEC on or before April 30, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2022.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC on or before April 30, 2022.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2021 and 2020;

Consolidated Statements of Income – Years Ended December 31, 2021 and 2020;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021 and 2020;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2021 and 2020;

Consolidated Statements of Cash Flows – Years Ended December 31, 2021 and 2020;

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
4.1

Description of securities registered pursuant to Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2020, filed on March 10, 2020 (File No. 001-15725).

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

10.8	Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 15, 2020 (File No. 001-15725).*
10.8A

First Amendment to the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8A to Form 10-K for the year ended December 31, 2020, filed on March 10, 2021 (File No. 001-15725).*

10.9

Form of Restricted Stock Award Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2020, filed on March 10, 2021 (File No. 001-15725).*

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-K for the period ended December 31, 2021, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement.
(P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 11, 2022	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 11, 2022	BY:	/s/Colleen McDonald
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