Form 10-Q
period 2022-03-31
ALPHA PRO TECH LTD
filed 2022-05-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3 2022
Common Stock, $0.01 par value	12,969,391 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$14,239,000	$16,307,000
Accounts receivable, net of allowance for doubtful accounts of $71,000 as of March 31, 2022 and $64,000 as of December 31, 2021	7,211,000	3,397,000
Accounts receivable, related party	1,597,000	1,383,000
Inventories	23,883,000	24,969,000
Prepaid expenses	6,207,000	6,943,000
Total current assets	53,137,000	52,999,000

Property and equipment, net	5,985,000	6,064,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	3,000	3,000
Right-of-use assets	2,420,000	2,648,000
Equity investment in unconsolidated affiliate	6,169,000	6,120,000
Total assets	$67,769,000	$67,889,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$522,000	$528,000
Accrued liabilities	542,000	1,250,000
Lease liabilities	887,000	883,000
Total current liabilities	1,951,000	2,661,000

Lease liabilities, net of current portion	1,586,000	1,817,000
Deferred income tax liabilities, net	791,000	791,000
Total liabilities	4,328,000	5,269,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 12,945,341 and 13,115,341 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	130,000	132,000
Additional paid-in capital	-	-
Retained earnings	63,311,000	62,488,000
Total shareholders' equity	63,441,000	62,620,000
Total liabilities and shareholders' equity	$67,769,000	$67,889,000

(1) The condensed consolidated balance sheet as of December 31, 2021 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 30,
	2022	2021

Net sales	$17,661,000	$23,161,000

Cost of goods sold, excluding depreciation and amortization	11,219,000	13,982,000
Gross profit	6,442,000	9,179,000

Operating expenses:
Selling, general and administrative	4,306,000	4,578,000
Depreciation and amortization	212,000	198,000
Total operating expenses	4,518,000	4,776,000

Income from operations	1,924,000	4,403,000

Other income:
Equity in income of unconsolidated affiliate	49,000	322,000
Interest income, net	1,000	1,000
Total other income	50,000	323,000

Income before provision for income taxes	1,974,000	4,726,000

Provision for income taxes	452,000	1,007,000

Net income	$1,522,000	$3,719,000

Basic earnings per common share	$0.12	$0.28

Diluted earnings per common share	$0.12	$0.27

Basic weighted average common shares outstanding	13,058,871	13,342,398

Diluted weighted average common shares outstanding	13,159,490	13,717,404

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$62,620,000
Net income	-	-	-	1,522,000	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	(756,000)
Stock-based compensation expense	-	-	55,000	-	55,000
Balance as of March 31, 2022	12,945,341	$130,000	$-	$63,311,000	$63,441,000

For the Three Months Ended March 31, 2021

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$59,476,000	$60,020,000
Net income	-	-	-	3,719,000	3,719,000
Common stock repurchased and retired	(186,000)	(2,000)	(817,000)	(1,547,000)	(2,366,000)
Stock-based compensation expense	-	-	101,000	-	101,000
Options exercised	89,494	1,000	307,000	-	308,000
Balance as of March 31, 2021	13,323,341	$134,000	$-	$61,648,000	$61,782,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$1,522,000	$3,719,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	55,000	101,000
Depreciation and amortization	212,000	198,000
Equity in income of unconsolidated affiliate	(49,000)	(322,000)
Operating lease expense, net of accretion	228,000	220,000
Changes in operating assets and liabilities:
Accounts receivable, net	(3,814,000)	1,384,000
Accounts receivable, related party	(214,000)	(370,000)
Inventories	1,086,000	(2,029,000)
Prepaid expenses	736,000	(4,011,000)
Accounts payable and accrued liabilities	(714,000)	(1,795,000)
Customer advance payments of orders	-	(96,000)
Lease liabilities	(227,000)	(219,000)

Net cash used in operating activities	(1,179,000)	(3,220,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(133,000)	(130,000)

Net cash used in investing activities	(133,000)	(130,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	308,000
Repurchase of common stock	(756,000)	(2,366,000)

Net cash used in financing activities	(756,000)	(2,058,000)

Decrease in cash and cash equivalents	(2,068,000)	(5,408,000)

Cash and cash equivalents, beginning of the period	16,307,000	23,292,000

Cash and cash equivalents, end of the period	$14,239,000	$17,884,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2022 is less than in 2021 and 2020, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic and new variants, including the Omicron variant, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed with the SEC on March 11, 2022. The results of operations for the three months ended March 31, 2022 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was prepared using information from the audited consolidated balance sheet contained in the 2021 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of March 31, 2022 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

3.	Stock-Based Compensation

The Company previously granted stock options to employees and non-employee directors under a stock option plan (the “2004 Option Plan”). Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock were reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options and restricted stock awards over the determined requisite service period, which is generally ratably over the vesting term.

For the three months ended  March 31, 2022 and 2021, no stock options were granted under the 2004 Option Plan or the 2020 Incentive Plan. The Company recognized $28,000 and $74,000 in stock-based compensation expense for the three months ended  March 31, 2022 and 2021, respectively, related to outstanding options previously granted under the 2004 Option Plan. For the three months ended  March 31, 2022 and 2021, no restricted stock awards were granted under the 2020 Incentive Plan. The Company recognized $27,000 and $27,000 in compensation expense associated with outstanding restricted stock awards for the three months ended  March 31, 2022 and 2021, respectively. As of March 31, 2021, $52,000 of total unrecognized compensation cost related to outstanding restricted stock awards was expected to be recognized over a weighted-average remainder period of 0.49 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the three months ended March 31, 2022:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2021	427,580	$3.50
Granted to employees and non-employee directors	-	-
Exercised	-	-
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2022	427,580	3.50
Options exercisable, March 31, 2022	322,580	3.47

As of March 31, 2022, $9,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 0.47 years.

4.	Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Adoption of the new standard in January 2021 did not have a material impact on our consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventories

As of March 31, 2022 and December 31, 2021, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2022	2021

Raw materials	$12,625,000	$13,545,000
Work in process	4,765,000	3,890,000
Finished goods	6,493,000	7,534,000
	$23,883,000	$24,969,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6.	Equity Investment in Unconsolidated Affiliate

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of comprehensive income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2022 or December 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company purchased $6,183,000 and $6,354,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2022 and 2021, the Company sold $258,000 and $370,000 of inventories, respectively, to Harmony. For the three months ended March 31, 2022 and 2021, the Company recorded equity in income of unconsolidated affiliate of $49,000 and $322,000, respectively, related to Harmony.

As of March 31, 2022, the Company’s investment in Harmony was $6,169,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,738,000, less $942,000 in repayments of the advance and $77,000 in dividends.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Accrued Liabilities

As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

Payroll expenses and taxes payable	$276,000	$187,000
Commissions and bonuses payable and general accrued liabilities	266,000	1,063,000
Total accrued liabilities	$542,000	$1,250,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net income (numerator)	$1,522,000	$3,719,000

Shares (denominator):
Basic weighted average common shares outstanding	13,058,871	13,342,398
Add: dilutive effect of common stock options	100,619	375,006

Diluted weighted average common shares outstanding	13,159,490	13,717,404

Earnings per common share:
Basic	$0.12	$0.28
Diluted	$0.12	$0.27

9.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Building Supply	$10,237,000	$8,340,000
Disposable Protective Apparel	7,424,000	14,821,000
Consolidated net sales	$17,661,000	$23,161,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Building Supply	$1,667,000	$1,551,000
Disposable Protective Apparel	1,701,000	4,750,000
Total segment income	3,368,000	6,301,000

Unallocated corporate overhead expenses	1,394,000	1,575,000
Provision for income taxes	452,000	1,007,000
Consolidated net income	$1,522,000	$3,719,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Building Supply	$3,556,000	$3,600,000
Disposable Protective Apparel	1,394,000	1,419,000
Total segment assets	4,950,000	5,019,000

Unallocated corporate assets	1,093,000	1,103,000
Total consolidated assets	$6,043,000	$6,122,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net sales by geographic region
United States	$17,076,000	$20,898,000
International	585,000	2,263,000

Consolidated net sales	$17,661,000	$23,161,000

Net sales by geographic region are based on the countries in which our customers are located.  For the three months ended March 31, 2022 and 2021, the Company generated approximately $474,000 and $2,115,000 respectively, in sales from Canada. No country other than the United States was significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Long-lived assets by geographic region
United States	$4,668,000	$4,623,000
International	1,418,000	1,441,000

Consolidated total long-lived assets	$5,985,000	$6,064,000

11.	Related Party Transactions

As of March 31, 2022, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

12.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2025. The Company’s primary operating lease commitments at  March 31, 2022 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of March 31, 2022, the Company had operating lease right-of-use assets of $2,420,000 and operating lease liabilities of $2,473,000. As of March 31, 2022, we did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $279,000 during the three months ended March 31, 2022.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2022 were as follows:

March 31,
2022
Remaining nine months of 2022	$757,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	2,623,000
Less imputed interest	(150,000)
Total Lease liabilities	$2,473,000

As of March 31, 2022, the weighted average remaining lease term of the Company’s operating leases was 2.89 years. During the three months ended March 31, 2022, the weighted average discount rate with respect to these leases was 4.07%.

13.	Income taxes

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2022 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “2021 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2022 and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	Global economic conditions could adversely affect the Company’s business and financial results.
●

The effects of the COVID-19 pandemic, including effects on the business and operations of those within our supply chain and on global economic conditions generally, which have had, and could continue to have, a material adverse effect on our business, financial results and results of operations.

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

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2021 Form 10-K. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. of the 2021 Form 10-K. Since December 31, 2021, there have been no material changes to our critical accounting policies and estimates as described in the 2021 Form 10-K.

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

Alpha Pro Tech, Ltd.

Impact of the Novel Coronavirus (COVID-19)

After the start of the COVID-19 pandemic in early 2020, we experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during 2020 and to a lesser extent during 2021, especially with respect to face masks and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

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

Global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, the inflationary cost pressure has been more pronounced in the Company’s logistics costs, but these supply chain challenges have had a [limited] impact on the Company’s results of operations and ability to deliver products and services to its customers. However, if shortages in important supply chain materials or logistics challenges continue, the Company could fail to meet product demand. Additionally, if inflationary pressures in logistics or component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees, and we have enacted enhanced operating protocols to assure their safety and well-being. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities. Although we will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate, government regulations have impacted workforce availability and expense in certain of the Company’s manufacturing facilities, and we expect this to continue for some time. While this remains a fluid situation, all of our U.S. manufacturing sites are currently operating at or above normal production rates.

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

The impact of the COVID-19 pandemic continues to unfold. Overall, the increase in sales of our PPE products resulting from the pandemic had a positive impact on our 2021 and 2022 financial results. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, including the duration, scope and severity of the pandemic and new variants, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations.

Alpha Pro Tech, Ltd.

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Gross profit	36.5%	39.6%
Selling, general and administrative expenses	24.4%	19.8%
Income from operations	10.9%	19.0%
Income before provision for income taxes	11.2%	20.4%
Net income	8.6%	16.1%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Sales. Consolidated sales for the three months ended March 31, 2022 decreased to $17,661,000, from $23,161,000 for the three months ended March 31, 2021, representing a decrease of $5,500,000, or 23.7%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $7,397,000, partially offset by increased sales in the Building Supply segment of $1,897,000.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2022 decreased by $7,397,000, or 49.9%, to $7,424,000, compared to $14,821,000 for the same period of 2021. This segment decrease was due to a 59.4% decrease in sales of face masks, a 52.2% decrease in face shields and a 41.2% decrease in sales of disposable protective garments, all primarily due to reduced customer demand in the first quarter of 2022 compared to demand in the first quarter of 2021 associated with the COVID-19 pandemic.

The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2022 was approximately 53% for disposable protective garments, 31% for face masks and 16% for face shields. This sales mix is compared to approximately 45% for disposable protective garments, 38% for face masks and 17% for face shields for the three months ended March 31, 2021.

The decrease in face mask sales in the first quarter of 2022, primarily our proprietary N-95 Particulate Respirator face mask, resulted from very significant customer demand associated with the COVID-19 pandemic in the same period of 2021. Face mask sales in the first quarter of 2022, which were aided by the Omicron variant of COVID-19, were significantly higher than all quarterly sales since the first quarter of 2021. Excluding the first quarter of 2021, face mask sales in the first quarter of 2022 were higher than any other quarter on record with the exception of quarters of past pandemics in 2020 (COVID-19) and 2009 (H1N1) and the outbreak in 2003 (SARS).

The decrease in face shield sales in the first quarter of 2022 was also due to the decline in demand compared to the same period in 2021 associated with the COVID-19 pandemic. As with face mask sales, face shield sales in the first quarter of 2022 were significantly higher than all quarterly sales since the first quarter of 2021 and higher than all other quarters on record except for quarters in 2020 (COVID-19) and a quarter in the early nineties.

Alpha Pro Tech, Ltd.

Due to COVID-19 variants and other challenges related to efforts to reduce the duration, scope and severity of the pandemic, sales of face masks and face shields are expected to remain higher than pre-pandemic levels in the short term, but it is uncertain how long this will continue.

Sales for the disposable protective garments decreased in the first quarter of 2022, primarily due to record sales in the first and second quarters of 2021 resulting from strong orders received from our major international channel partner in 2020 in response to COVID-19. Sales in the first quarter of 2022, as with sales in the second half of 2021, were negatively affected as inventory levels in the supply chain, primarily with our partner mentioned above, were higher than historical. Open orders from this partner have recently improved, indicating that their inventory levels have likely normalized. Although our sales were down during the first quarter of 2022 and more in line with pre-pandemic levels, this partner’s sales to its end users for the same period were significantly higher than pre-pandemic levels. We are working closely with all of our channel partners to uncover new end-customer sales opportunities.

Building Supply Segment

Building Supply segment sales for the three months ended March 31, 2022 increased by $1,897,000, or 22.7%, to the highest quarter on record of $10,237,000, compared to $8,340,000 for the three months ended March 31, 2021. The Building Supply segment increase during the three months ended March 31, 2022 was primarily due to a 13.9% increase in sales of synthetic roof underlayment, an 18.4% increase in sales of housewrap and a 116.2% increase in sales of other woven material compared to the same period of 2021.

The sales mix of the Building Supply segment for the three months ended March 31, 2022 was approximately 48% for synthetic roof underlayment, 40% for housewrap and 12% for other woven material. This compared to approximately 52% for synthetic roof underlayment, 41% for housewrap and 7% for other woven material for the three months ended March 31, 2021. Our synthetic roof underlayment product line includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

Building Supply segment sales have had record quarters in each of the past six quarters, with the highest quarters on record in the second and then third quarters of 2021 and now in the first quarter of 2022. In addition, the fourth quarter of 2020 and the first and fourth quarters of 2021 were quarterly records, at that time, compared to any prior year comparative quarter.

Building Supply segment sales during the first quarter of 2022 experienced continued significant growth due to strong demand for both our synthetic roof underlayment and housewrap products. Synthetic roof underlayment sales increased by 13.9% compared to the first quarter of 2021, which was primarily due to robust sales of our TECHNO SB®25 product line. The housewrap family of products continued to grow with an 18.4% first quarter increase over the prior-year quarter due to growth in new market share as well as high demand for new home construction. Other woven material sales increased in the first quarter of 2022 compared to the same period of 2021 by a significant 116.2% due to increased sales to our major customer.

The Company has committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. This equipment, which is expected to increase our production capacity, has been delayed as a result of supply chain issues, and is now expected in the latter part of the second quarter of 2022 and is expected to be operational in the following quarter.

Management is encouraged by the current demand for the Company’s Building Supply products and anticipates continued growth in 2022. The Company has continued to enjoy increased sales, and being vertically integrated and having control of our manufacturing, unlike most of our competitors, aides in minimizing the effects of worldwide supply chain issues. The synthetic roofing market was strong in 2021 and into early 2022, although the Company has recently seen some retraction in new home starts and re-roofing expenditures. By adding dealers, distribution channels and products in the roofing sector, we remain optimistic with respect to achieving sales growth in 2022. Assuming new home construction remains high, we expect our housewrap sales will continue to grow despite the aforementioned retraction, as our distribution channels continue to expand and we introduce new products for this market.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit decreased by $2,737,000, or 29.8%, to $6,442,000 for the three months ended March 31, 2022, from $9,179,000 for the three months ended March 31, 2021. The gross profit margin was 36.5% for the three months ended March 31, 2022, compared to 39.6% for the three months ended March 31, 2021.

Management believes that gross profit margin likely will continue to be negatively affected by significant increases in ocean freight and other transportation costs. Additionally, our portfolio of products has been affected by much higher than normal raw material costs and increased labor costs. In the current environment, cost increases may rise more rapidly than our sales prices, which could continue to decrease gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $272,000, or 5.9%, to $4,306,000 for the three months ended March 31, 2022, from $4,578,000 for the three months ended March 31, 2021. However, as a percentage of net sales, selling, general and administrative expenses increased to 24.4% for the three months ended March 31, 2022, up from 19.8% for the same period of 2021, primarily as a result of lower net sales.

The change in expenses by segment for the three months ended March 31, 2022 was as follows: Disposable Protective Apparel was down $453,000, or 27.0%; Building Supply was up $363,000, or 26.9%; and corporate unallocated expenses were down $182,000, or 11.8%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, marketing and commission expenses. The increase in the Building Supply segment expenses was primarily related to increased employee compensation, marketing and travel expenses. The decrease in corporate unallocated expenses was primarily due to lower accrued bonuses and lower public company expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $104,000 was accrued for the three months ended March 31, 2022, compared to $249,000 for the three months ended March 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense increased by $14,000, or 7.1%, to $212,000 for the three months ended March 31, 2022, from $198,000 for the three months ended March 31, 2021. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $2,479,000, or 56.3%, to $1,924,000 for the three months ended March 31, 2022, compared to $4,403,000 for the three months ended March 31, 2021. The decreased income from operations was primarily due to a decrease in gross profit of $2,737,000 and an increase in depreciation and amortization expense of $14,000, partially offset by a decrease in selling, general and administrative expenses of $272,000. Income from operations as a percentage of net sales for the three months ended March 31, 2022 was 10.9%, compared to 19.0% for the same period of 2021.

Other Income. Other income decreased by $273,000, or 84.5%, to $50,000 for the three months ended March 31, 2022, from $323,000 for the three months ended March 31, 2021. The decrease was due to a decrease in equity in income of unconsolidated affiliate of $273,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2022 was $1,974,000, compared to income before provision for income taxes of $4,726,000 for the same period of 2021, representing a decrease of $2,752,000, or 58.2%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $2,479,000 and a decrease in other income of $273,000.

Alpha Pro Tech, Ltd.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2022 was $452,000, compared to $1,007,000 for the same period of 2021. The estimated effective tax rate was 22.9% for the three months ended March 31, 2022, compared to 21.3% for the three months ended March 31, 2021. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended March 31, 2022 was $1,522,000, compared to net income of $3,719,000 for the three months ended March 31, 2021, representing a decrease of $2,197,000, or 59.1%. The decrease in net income was largely associated with the surge in product demand due to the COVID-19 pandemic. The net income decrease comparing the 2022 and 2021 periods was due to a decrease in income before provision for income taxes of $2,752,000, partially offset by a decrease in provision for income taxes of $555,000. Net income as a percentage of net sales for the three months ended March 31, 2022 was 8.6%, and net income as a percentage of net sales for the same period of 2021 was 16.1%. Basic earnings per common share for the three months ended March 31, 2022, and 2021 were $0.12 and $0.28, respectively. Diluted earnings per common share for the three months ended March 31, 2022 and 2021 were $0.12 and $0.27, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had cash and cash equivalents (“cash”) of $14,239,000 and working capital of $51,186,000. As of March 31, 2022, the Company’s current ratio (current assets/current liabilities) was 27:1, compared to a current ratio of 20:1 as of December 31, 2021. Cash decreased by 12.7%, or $2,068,000, to $14,239,000 as of March 31, 2022, compared to $16,307,000 as of December 31, 2021, and working capital increased by $855,000 from $50,331,000 as of December 31, 2021. The decrease in cash from December 31, 2021 was due to cash used in operating activities of $ 1,179,000, cash used in investing activities of $133,000 and cash used in financing activities of $756,000.

Net cash used in operating activities of $1,179,000 for the three months ended March 31, 2022 was due to net income of $1,522,000, impacted primarily by the following: stock-based compensation expense of $55,000, depreciation and amortization expense of $212,000, equity in income of unconsolidated affiliate of $49,000, operating lease expense net of accretion of $228,000, an increase in accounts receivable of $3,814,000, a decrease in prepaid expenses of $736,000, a decrease in inventory of $1,086,000, a decrease in accounts payable and accrued liabilities of $714,000, and a decrease in lease liabilities of $227,000, all compared to December 31, 2021.

Accounts receivable increased by $4,028,000, or 84.3%, to $8,808,000 as of March 31, 2022, from $4,780,000 as of December 31, 2021. The increase in accounts receivable was related to increased sales as compared to the fourth quarter of 2021. The number of days that sales remained outstanding as of March 31, 2022, calculated by using an average of accounts receivable outstanding and annual revenue, was 35 days, compared to 24 days as of December 31, 2021.

Inventory decreased by $1,086,000, or 4.3%, to $23,883,000 as of March 31, 2022, from $24,969,000 as of December 31, 2021. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $1,508,000, or 9.3%, to $14,728,000 offset by an increase in inventory for the Building Supply segment of $421,000 or 4.8%, to $9,155,000.

Prepaid expenses decreased by $736,000, or 10.6%, to $6,207,000 as of March 31, 2022, from $6,943,000 as of December 31, 2021. The decrease was primarily due to decrease in prepayments for tax payments and prepaid inventory.

Right-of-use assets as of March 31, 2022 decreased by $228,000 to $2,420,000 from $2,648,000 as of December 31, 2021 as a result of amortization of the balance.

Lease liabilities as of March 31, 2022 decreased by $227,000 to $2,473,000 from $2,700,000 as of December 31, 2021. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Alpha Pro Tech, Ltd.

Accounts payable and accrued liabilities as of March 31, 2022 decreased by $714,000, or 40.2%, to $1,064,000, from $1,778,000 as of December 31, 2021. The decrease was primarily due to a decrease in accrued bonuses and a decrease in trade accounts payable.

Net cash used in investing activities was $133,000 for the three months ended March 31, 2022, compared to net cash used in investing activities of $130,000 for the same period of 2021. Investing activities for the three months ended March 31, 2022 consisted of the purchase of property and equipment of $133,000. Investing activities for the three months ended March 31, 2021 consisted of the purchase of property and equipment of $130,000.

Net cash used in financing activities was $756,000 for the three months ended March 31, 2022, compared to net cash used in financing activities of $2,058 for the same period of 2021. Net cash used in financing activities for the three months ended March 31, 2022 resulted from the payment of $756,000 for the repurchase of common stock. Net cash used in financing activities for the three months ended March 31, 2021 resulted from the payment of $2,366,000 for the repurchase of common stock partially offset by the proceeds of $308,000 from the exercise of stock options.

As of March 31, 2022, we had $1,322,000 available for additional stock purchases under our stock repurchase program. During the three months ended March 31, 2022, we repurchased 170,000 shares of common stock at a cost of $756,000. As of March 31, 2022, we had repurchased a total of 18,719,917 shares of common stock at a cost of approximately $43,198,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Adoption of the new standard in January 2021 did not have a material impact on our consolidated financial statements.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2022	25,000	$5.15	25,000	$1,948,000
February 1 - 28, 2022	40,000	4.45	40,000	1,768,000
March 1 - 31, 2022	105,000	4.22	105,000	1,322,000
	170,000	$4.41	170,000

(1) Pursuant to the Company’s share repurchase program, on December 15, 2021, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. The share repurchase program expires on December 15, 2022.

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 10, 2022	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 10, 2022	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer