Form 10-Q
period 2022-09-30
ALPHA PRO TECH LTD
filed 2022-11-08
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2022
Common Stock, $0.01 par value	12,514,956 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$15,517,000	$16,307,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 and $64,000 as of September 30, 2022 and as of December 31, 2021, respectively	6,077,000	3,397,000
Accounts receivable, related party	1,222,000	1,383,000
Inventories	25,124,000	24,969,000
Prepaid expenses	4,569,000	6,943,000
Total current assets	52,509,000	52,999,000

Property and equipment, net	5,773,000	6,064,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	2,000	3,000
Right-of-use assets	1,959,000	2,648,000
Equity investment in unconsolidated affiliate	6,207,000	6,120,000
Total assets	$66,505,000	$67,889,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$272,000	$528,000
Accrued liabilities	747,000	1,250,000
Current portion of lease liabilities	895,000	883,000
Total current liabilities	1,914,000	2,661,000

Lease liabilities, net of current portion	1,115,000	1,817,000
Deferred income tax liabilities, net	791,000	791,000
Total liabilities	3,820,000	5,269,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized;12,477,306 and 13,115,341 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	126,000	132,000
Additional paid-in capital	-	-
Retained earnings	62,559,000	62,488,000
Total shareholders' equity	62,685,000	62,620,000
Total liabilities and shareholders' equity	$66,505,000	$67,889,000

(1) The condensed consolidated balance sheet as of December 31, 2021 has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$14,722,000	$14,475,000	$49,756,000	$55,442,000

Cost of goods sold, excluding depreciation and amortization	9,904,000	9,533,000	32,884,000	35,089,000
Gross profit	4,818,000	4,942,000	16,872,000	20,353,000

Operating expenses:
Selling, general and administrative	3,970,000	3,884,000	12,341,000	12,661,000
Depreciation and amortization	201,000	209,000	641,000	611,000
Total operating expenses	4,171,000	4,093,000	12,982,000	13,272,000

Income from operations	647,000	849,000	3,890,000	7,081,000

Other income (loss):
Loss on fixed assets	-	-	(490,000)	-
Equity in income (loss) of unconsolidated affiliate	(13,000)	112,000	87,000	623,000
Interest income, net	28,000	1,000	39,000	2,000
Total other income (loss)	15,000	113,000	(364,000)	625,000

Income before provision for income taxes	662,000	962,000	3,526,000	7,706,000

Provision for income taxes	159,000	196,000	808,000	1,550,000

Net income	$503,000	$766,000	$2,718,000	$6,156,000

Basic earnings per common share	$0.04	$0.06	$0.21	$0.46

Diluted earnings per common share	$0.04	$0.06	$0.21	$0.45

Basic weighted average common shares outstanding	12,615,187	13,177,520	12,834,505	13,255,125

Diluted weighted average common shares outstanding	12,688,381	13,419,485	12,909,870	13,555,925

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2022

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$62,620,000
Net income	-	-	-	1,522,000	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	(756,000)
Stock-based compensation expense	-	-	55,000	-	55,000
Balance as of March 31, 2022	12,945,341	130,000	-	63,311,000	63,441,000
Net income	-	-	-	693,000	693,000
Common stock repurchased and retired	(225,500)	(2,000)	(62,000)	(896,000)	(960,000)
Stock-based compensation expense	-	-	32,000	-	32,000
Options exercised	8,332	-	30,000	-	30,000
Balance as of June 30, 2022	12,728,173	128,000	-	63,108,000	63,236,000
Net income	-	-	-	503,000	503,000
Common stock repurchased and retired	(259,200)	(2,000)	(62,000)	(1,052,000)	(1,116,000)
Stock-based compensation expense	-	-	32,000	-	32,000
Options exercised	8,333	-	30,000	-	30,000
Balance as of September 30, 2022	12,477,306	$126,000	$-	$62,559,000	$62,685,000

For the Nine Months Ended September 30, 2021

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$59,476,000	$60,020,000
Net income	-	-	-	3,719,000	3,719,000
Common stock repurchased and retired	(186,000)	(2,000)	(817,000)	(1,547,000)	(2,366,000)
Stock-based compensation expense	-	-	101,000	-	101,000
Options exercised	89,494	1,000	307,000	-	308,000
Balance as of March 31, 2021	13,323,341	134,000	-	61,648,000	61,782,000
Net income	-	-	-	1,671,000	1,671,000
Common stock repurchased and retired	(150,000)	(2,000)	(151,000)	(1,189,000)	(1,342,000)
Stock-based compensation expense	-	-	68,000	-	68,000
Options exercised	35,000	-	83,000	-	83,000
Balance as of June 30, 2021	13,208,341	132,000	-	62,130,000	62,262,000
Net income	-	-	-	766,000	766,000
Common stock repurchased and retired	(46,000)	-	(69,000)	(300,000)	(369,000)
Stock-based compensation expense	-	-	69,000	-	69,000
Balance as of September 30, 2021	13,162,341	$132,000	$-	$62,596,000	$62,728,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$2,718,000	$6,156,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	119,000	238,000
Depreciation and amortization	641,000	611,000
Equity in income of unconsolidated affiliate	(87,000)	(623,000)
Operating lease expense, net of accretion	689,000	663,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,680,000)	4,141,000
Accounts receivable, related party	161,000	(491,000)
Inventories	(155,000)	(6,441,000)
Prepaid expenses	2,374,000	(337,000)
Accounts payable and accrued liabilities	(759,000)	(2,627,000)
Customer advance payments of orders	-	(209,000)
Lease liabilities	(690,000)	(660,000)

Net cash provided by operating activities	2,331,000	421,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(349,000)	(2,391,000)

Net cash used in investing activities	(349,000)	(2,391,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	60,000	391,000
Repurchase of common stock	(2,832,000)	(4,077,000)

Net cash used in financing activities	(2,772,000)	(3,686,000)

Decrease in cash	(790,000)	(5,656,000)

Cash, beginning of the period	16,307,000	23,292,000

Cash, end of the period	$15,517,000	$17,636,000

See accompanying

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label and are predominantly sold in the United States of America (“US”).

The ongoing novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2022 is less than in 2021 and 2020, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic and new variants, including the Omicron variants, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. Due to the inherent uncertainty of this unprecedented and rapidly evolving situation, we are unable to predict with any certainty the likely impact of the COVID-19 pandemic on our future operations. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed with the SEC on March 11, 2022. The results of operations for the three and nine months ended September 30, 2022 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2021 was prepared using information from the audited consolidated balance sheet contained in the 2021 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of September 30, 2022 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 9 and Note 10 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

For the nine months ended September 30, 2022 and 2021, 19,600 and zero stock options were granted under the 2020 Incentive Plan, respectively. The Company recognized $39,000 and $155,000 in stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively, related to outstanding options previously granted under the 2004 Option Plan. For the nine months ended September 30, 2022 and 2021, 13,600 and zero restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $80,000 and $83,000 in compensation expense associated with outstanding restricted stock awards for the nine month periods ended September 30, 2022 and 2021, respectively. As of September 30, 2022, $53,000 of total unrecognized compensation cost related to outstanding restricted stock awards was expected to be recognized over a weighted-average remainder period of 0.98 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the nine months ended September 30, 2022:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2021	427,580	$3.50
Granted to employees and non-employee directors	19,600	3.99
Exercised	16,665	3.64
Canceled/expired/forfeited	-	3.62
Options outstanding, September 30, 2022	430,515	3.52
Options exercisable, September 30, 2022	410,915	3.50

As of September 30, 2022, $37,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 4.98 years.

4.	Recent Accounting Pronouncements

Management periodically reviews new accounting standards that are issued. Management has not identified any new standards that it believes merit further discussion at this time.

5.	Inventories

As of September 30, 2022 and December 31, 2021, inventories net of reserves consisted of the following:

	September 30,	December 31,
	2022	2021

Raw materials	$12,817,000	$13,545,000
Work in process	3,292,000	3,890,000
Finished goods	9,015,000	7,534,000
	$25,124,000	$24,969,000

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented) consisting of (1) a 113,000 square foot building for manufacturing building products; (2) a 73,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 16,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 93,000 square foot facility (rented) for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying condensed consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of comprehensive income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2022 or December 31, 2021.

For the three months ended September 30, 2022 and 2021, the Company purchased $7,786,000 and $6,190,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2022 and 2021, the Company purchased $19,645,000 and $19,979,000 of inventories, respectively, from Harmony. For the three months ended September 30, 2022 and 2021, the Company sold $66,000 and $399,000 of inventories, respectively, to Harmony. For the nine months ended September 30, 2022 and 2021, the Company sold $280,000 and $1,219,000 of inventories, respectively, to Harmony.

For the three months ended September 30, 2022 and 2021, the Company recorded loss in income from unconsolidated affiliate of $13,000 and equity in income of unconsolidated affiliate of $112,000, respectively, related to Harmony. For the nine months ended September 30, 2022 and 2021, the Company recorded equity in income of unconsolidated affiliate of $87,000 and $623,000, respectively, related to Harmony.

As of September 30, 2022, the Company’s investment in Harmony was $6,207,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,776,000, less $942,000 in repayments of the advance and $77,000 in dividends.

7.	Accrued Liabilities

As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

Payroll expenses and taxes payable	$233,000	$187,000
Commissions and bonuses payable and general accrued liabilities	514,000	1,063,000
Total accrued liabilities	$747,000	$1,250,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (numerator)	$503,000	$766,000	$2,718,000	$6,156,000

Shares (denominator):
Basic weighted average common shares outstanding	12,615,187	13,177,520	12,834,505	13,255,125
Add: dilutive effect of common stock options	73,194	241,965	75,365	300,800

Diluted weighted average common shares outstanding	12,688,381	13,419,485	12,909,870	13,555,925

Earnings per common share:
Basic	$0.04	$0.06	$0.21	$0.46
Diluted	$0.04	$0.06	$0.21	$0.45

9.	Activity of Business Segments

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Building Supply	$9,604,000	$10,072,000	$30,657,000	$28,210,000
Disposable Protective Apparel	5,118,000	4,403,000	19,099,000	27,232,000
Consolidated net sales	$14,722,000	$14,475,000	$49,756,000	$55,442,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Building Supply	$1,386,000	$1,901,000	$4,968,000	$5,629,000
Disposable Protective Apparel	489,000	234,000	2,412,000	6,351,000
Total segment income	1,875,000	2,135,000	7,380,000	11,980,000

Unallocated corporate overhead expenses	1,213,000	1,173,000	3,854,000	4,274,000
Provision for income taxes	159,000	196,000	808,000	1,550,000
Consolidated net income	$503,000	$766,000	$2,718,000	$6,156,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Building Supply	$3,434,000	$3,600,000
Disposable Protective Apparel	1,350,000	1,419,000
Total segment assets	4,784,000	5,019,000

Unallocated corporate assets	1,046,000	1,103,000
Total consolidated assets	$5,830,000	$6,122,000

10.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales by geographic region
United States	$14,569,000	$14,244,000	$48,385,000	$52,836,000
International	153,000	231,000	1,371,000	2,606,000

Consolidated net sales	$14,722,000	$14,475,000	$49,756,000	$55,442,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended September 30, 2022 and 2021, the Company generated approximately $103,000 and $74,000, respectively, in sales from Canada. For the nine months ended September 30, 2022 and 2021, the Company generated approximately $1,119,000 and $2,333,000, respectively, in sales from Canada. No country other than the United States was significant to the Company’s consolidated net sales.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Long-lived assets by geographic region
United States	$4,428,000	$4,623,000
International	1,345,000	1,441,000

Consolidated total long-lived assets	$5,773,000	$6,064,000

11.	Related Party Transactions

As of September 30, 2022, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

12.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2025. The Company’s primary operating lease commitments at September 30, 2022 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah.

As of September 30, 2022, the Company had operating lease right-of-use assets of $1,959,000 and operating lease liabilities of $2,010,000. As of September 30, 2022, the Company did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $309,000 and $936,000, respectively, during the three and nine months ended September 30, 2022.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2022 were as follows:

September 30,
2022
Remaining three months of 2022	$308,000
2023	1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	2,174,000
Less imputed interest	(164,000)
Total Lease liabilities	$2,010,000

As of September 30, 2022, the weighted average remaining lease term of the Company’s operating leases was 2.4 years. During the nine months ended September 30, 2022, the weighted average discount rate with respect to these leases was 4.07%.

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

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of September 30, 2022, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of September 30, 2022. Any recovery will be recorded when received.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2022 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates are subject to uncertainties associated with the ongoing COVID-19 pandemic. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2021 Form 10-K. Since December 31, 2021, there have been no material changes to our critical accounting policies and estimates as described in the 2021 Form 10-K.

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

Global shortages in important components and logistics challenges have resulted in, and will continue to cause, inflationary cost pressure in the Company’s supply chain. To date, the inflationary cost pressure has been more pronounced in the Company’s logistics costs, but these supply chain challenges have had an impact on the Company’s results of operations and ability to deliver products and services to its customers. If shortages in important supply chain materials or logistics challenges continue, the Company could fail to meet product demand. Additionally, if inflationary pressures in logistics or component costs persist, we may not be able to quickly or easily adjust pricing, reduce costs, or implement countermeasures, all of which would adversely impact our business, financial condition, results of operations, or cash flows. In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges.

We are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees, and we have enacted enhanced operating protocols to assure their safety and well-being. We believe that we may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

COVID-19 and other factors have resulted in a downturn in the global financial markets and a slowdown in the global economy. This economic environment may impact some of our customers’ ability to pay or lead them to request extended payment terms, and we have experienced cost increases from some of our suppliers. Additionally, we expect that demand for our Building Supply segment products could be negatively impacted as the overall market for housing starts has decreased and there is increased uncertainty in the housing market and the economy in general, although to date the negative impact on our Building Supply segment has been limited.

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

Alpha Pro Tech, Ltd.

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.7%	34.1%	33.9%	36.7%
Selling, general and administrative expenses	27.0%	26.8%	24.8%	22.8%
Income from operations	4.4%	5.9%	7.8%	12.8%
Income before provision for income taxes	4.5%	6.6%	7.1%	13.9%
Net income	3.4%	5.3%	5.5%	11.1%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Sales. Consolidated sales for the three months ended September 30, 2022 increased to $14,722,000, from $14,475,000 for the three months ended September 30, 2021, representing an increase of $247,000, or 1.7%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $715,000, partially offset by decreased sales in the Building Supply segment of $468,000.

Building Supply Segment

Building Supply segment sales for the three months ended September 30, 2022 decreased by $468,000, or 4.6%, to $9,604,000, compared to $10,072,000 for the three months ended September 30, 2021. The Building Supply segment decrease during the three months ended September 30, 2022 was primarily due to a 6.0% decrease in sales of housewrap and a 12.3% decrease in sales of other woven material, partially offset by an increase in sales of synthetic roof underlayment of 3.4% compared to the same period of 2021.

The sales mix of the Building Supply segment for the three months ended September 30, 2022 was approximately 53% for synthetic roof underlayment, 41% for housewrap and 6% for other woven material. This compared to approximately 50% for synthetic roof underlayment, 43% for housewrap and 7% for other woven material for the three months ended September 30, 2021. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line primarily consists of REX Wrap®, REX Wrap® Plus and REX Wrap Fortis®.

Core Building Supply product sales (house wrap and synthetic roof underlayment sales, excluding other woven material) in the third quarter of 2022 were the second highest quarter on record, next only to the third quarter of 2021. In addition, we have experienced the five highest quarters on record for the Building Supply segment over the past six quarters: the second and third quarters of 2021 and the first, second and third quarters of 2022. We have also experienced record quarters for the Building Supply segment in seven of the past eight quarters, as compared to each respective prior year comparative quarter.

In the third quarter of 2022, synthetic roof underlayment sales were the second highest quarter on record, primarily due to healthy sales of our economy TECHNO family of products that increased 7.8%, partially offset by an industry-wide decline in premium synthetic roof underlayment sales. There has been an overall increase in inventory levels at the retail level on economy roof underlayment products. The higher inventories, as well as a general retraction in the building and re-roofing markets are expected to continue, which could affect our sales in the near future. Housewrap sales in the third quarter of 2022, also declined as a result of a slowdown in new home construction starts and inventory stockpiles at the dealer side. One of our housewrap growth strategies is to pursue additional market share of the multi-family building market, through the education of architects and introducing new products, which are currently in development, to meet the needs of ever changing building code requirements and customers’ needs. Other woven material sales decreased in the third quarter of 2022 compared to the same period of 2021 by 12.3% due to decreased sales to our major customer, product overstocks and the economic slowdown. As a result, we now expect negative growth in the near term with this product line.

Alpha Pro Tech, Ltd.

The Company has committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. This equipment, which is expected to increase our production capacity, has been further delayed as a result of supply chain issues, and is now expected in the latter part of the fourth quarter of 2022 and is expected to be operational in the following quarter.

The Building Supply segment has seen some softening during the third quarter of 2022 as a result of a slowdown in new home construction starts, re-roofing expenditures and inventory stockpiles at the dealer side. Even with the slowdown, synthetic roof underlayment sales in the third quarter of 2022 reached the second highest on record, which is due to additional distribution channels becoming operational. To counter balance the slowdown in the single family construction segment, we continue to focus on expanding distribution into the multi-family and commercial construction segments. We expect to see a general slowdown in sales during the fourth quarter as new home construction starts continue to decrease but we do not expect it to be as severe as the deterioration in the broader construction market, since we are also expanding our distribution reach and market share to offset the reduction in construction spending. We are also working to expand our product offerings focused on the wall and roof weatherization side of the construction process. As these new products are introduced, we expect to see an increase in revenue based on completing the overall systems used in construction. Management is encouraged about our growth potential in the coming year. However, there is uncertainty in the economy in relation to interest rates and a possible recession and the continued slowdown in building that could impact the Building Supply segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended September 30, 2022 increased by $715,000, or 16.2%, to $5,118,000, compared to $4,403,000 for the same period of 2021. This segment increase was due to a 33.0% increase in sales of disposable protective garments, partially offset by a 25.1% decrease in sales of face masks and a 5.6% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2022 was approximately 78% for disposable protective garments, 15% for face masks and 7% for face shields. This sales mix is compared to approximately 69% for disposable protective garments, 23% for face masks and 8% for face shields for the three months ended September 30, 2021.

Sales of disposable garments were significantly higher due to increased customer demand in the third quarter of 2022 compared to demand in the third quarter of 2021. Our customers’ supply chains were overstocked in the third quarter of 2021, due to record sales in the first six months of 2021, which led to lower sales in  that quarter. Sales for the disposable protective garments also increased significantly in the third quarter of 2022, primarily due to improved sales to our major international channel partner. Sales of face masks in the third quarter of 2022 were down compared to the same quarter of 2021, which was still aided by increased COVID-19-related demand. Sales of face masks this quarter were in line with pre-pandemic levels but are expected to be lower in the coming months as the market is saturated with face masks. Sales of face shields in the third quarter of 2022 were down compared to the same quarter of 2021 but more in line with pre-pandemic levels. Face shield sales are expected to be lower in the near term. We are continuing to work closely with our channel partners to uncover new end-customer sales opportunities, but expect sales of face masks and face shields to continue to decrease to pre-pandemic levels due to the saturated market.

Alpha Pro Tech, Ltd.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Consolidated sales for the nine months ended September 30, 2022 decreased to $49,756,000 from $55,442,000 for the nine months ended September 30, 2021, representing a decrease of $5,686,000, or 10.3%. This decrease consisted of decreased sales in the Disposable Protective Apparel Segment of $8,133,000, partially offset by increased sales in the Building Supply segment of $2,447,000.

Building Supply Segment

Building Supply segment sales for the nine months ended September 30, 2022 increased by $2,447,000, or 8.7%, to $30,657,000, compared to $28,210,000 for the same period of 2021. The Building Supply segment increase was primarily due to an increase in sales of housewrap of 5.9%, an increase in sales of synthetic roof underlayment of 3.0%, and an increase in sales of other woven material of 75.1% compared to the same period of 2021.

Building Supply segment sales during the first nine months of 2022 experienced growth due to increased demand for our housewrap products, other non-woven products and, to a lesser extent, synthetic roof underlayment products. The housewrap family of products continued to grow with a 5.9% year to date increase over the prior year to date due to growth in new market share as well as high demand for new home construction during the first half of 2022. Other woven material sales increased year to date by 75.1% due to increased sales to our major customer, as well as a new customer. Synthetic roof underlayment sales increased by 3.0% compared to the first nine months of 2021, which was primarily due to robust sales of our economy TECHNO family of products that have increased 10.2% year to date, partially offset by an industry-wide decline in premium synthetic roof underlayment sales.

The sales mix of the Building Supply segment for the nine months ended September 30, 2022 was 47% for synthetic roof underlayment, 41% for housewrap and 12% for other woven material. This compared to 50% for synthetic roof underlayment, 42% for housewrap and 8% for other woven material for the nine months ended September 30, 2021.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the nine months ended September 30, 2022 decreased by $8,133,000, or 29.9%, to $19,099,000, compared to $27,232,000 for the same period of 2021. This segment decrease was due to a 22.6% decrease in sales of disposable protective garments, a 47.6% decrease in sales of face masks, and a 25.1% decrease in sales of face shields, all primarily due to increased customer demand associated with the pandemic in 2021. Although sales of disposable protective garments, face masks and face shields are down year to date compared to the same period in 2021, they are above pre-pandemic levels. In addition, our major international channel partner’s sales to its end users of our Disposable Protective Apparel products in 2022 have been significantly higher than pre-pandemic levels.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2022 was 67% for disposable protective garments, 21% for face masks and 12% for face shields. This sales mix is compared to 61% for disposable protective garments, 28% for face masks and 11% for face shields for the nine months ended September 30, 2021.

Gross Profit. Gross profit decreased by $124,000, or 2.5%, to $4,818,000 for the three months ended September 30, 2022, from $4,942,000 for the three months ended September 30, 2021. The gross profit margin was 32.7% for the three months ended September 30, 2022, compared to 34.1% for the three months ended September 30, 2021.

Gross profit decreased by $3,481,000, or 17.1%, to $16,872,000 for the nine months ended September 30, 2022, from $20,353,000 for the same period of 2021. The gross profit margin was 33.9% for the nine months ended September 30, 2022, compared to 36.7% for the same period of 2021.

Alpha Pro Tech, Ltd.

Although the gross profit margin has been negatively affected in 2022 by significant increases in ocean freight and other transportation costs, ocean freight rates have started to come down. Additionally, our portfolio of products has been affected by much higher than normal raw material costs and increased labor costs. In the current environment, cost increases may rise more rapidly than our sales prices, which affects gross profit. In order to offset cost increases, the Company increased prices on many products during the latter part of the third quarter of 2022, which should have a positive effect in the coming quarters. Management expects the gross profit margin to improve next year, although continuing inflationary pressures could limit such improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $86,000, or 2.2%, to $3,970,000 for the three months ended September 30, 2022, from $3,884,000 for the three months ended September 30, 2021. As a percentage of net sales, selling, general and administrative expenses increased slightly to 27.0% for the three months ended September 30, 2022, from 26.8% for the same period of 2021, primarily as a result of higher expenses.

The change in expenses by segment for the three months ended September 30, 2022 was as follows: Disposable Protective Apparel was down $50,000, or 4.1%; Building Supply was up $69,000, or 4.4%; and corporate unallocated expenses were up $67,000, or 5.8%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, general factory, expenses, partially offset by increased commission, sales travel and rent expenses. The increase in the Building Supply segment expenses was primarily related to increased employee compensation, sales travel, insurance and general office expenses, partially offset by a decrease in marketing and commission expenses. The increase in corporate unallocated expenses was primarily due to higher professional fees and insurance expense.

Selling, general and administrative expenses decreased by $320,000, or 2.5%, to $12,341,000 for the nine months ended September 30, 2022, from $12,661,000 for the nine months ended September 30, 2021. As a percentage of net sales, selling, general and administrative expenses increased to 24.8% for the nine months ended September 30, 2022, up from 22.8% for the same period of 2021, primarily as a result of lower net sales.

The change in expenses by segment for the nine months ended September 30, 2022 was as follows: Disposable Protective Apparel was down $595,000, or 14.0%; Building Supply was up $656,000, or 15.5%; and corporate unallocated expenses were down $381,000, or 9.1%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation and general factory expenses, partially offset by increased rent and utilities. The increase in the Building Supply segment expenses was related to increased employee compensation, marketing, travel, insurance and general office expenses, partially offset by decreased commission expense. The decrease in corporate unallocated expenses was primarily due to decreased accrued bonuses, stock option expenses, and public company and general office expenses, partially offset by increased employee compensation and insurance expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $36,000 was accrued for the three months ended September 30, 2022, compared to $51,000 for the three months ended September 30, 2021. A bonus amount of $186,000 was accrued for the nine months ended September 30, 2022, compared to $406,000 for the same period of 2021.

Depreciation and Amortization. Depreciation and amortization expense decreased by $8,000, or 3.8%, to $201,000 for the three months ended September 30, 2022, from $209,000 for the three months ended September 30, 2021. Depreciation and amortization expense increased by $30,000, or 4.9%, to $641,000 for the nine months ended September 30, 2022, from $611,000 for the same period of 2021. The year to date increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $202,000, or 23.8%, to $647,000 for the three months ended September 30, 2022, compared to $849,000 for the three months ended September 30, 2021. The decreased income from operations was primarily due to a decrease in gross profit of $124,000 and an increase in selling, general and administrative expenses of $86,000, partially offset by a decrease in depreciation and amortization expense of $8,000. Income from operations as a percentage of net sales for the three months ended September 30, 2022 was 4.4%, compared to 5.9% for the same period of 2021.

Alpha Pro Tech, Ltd.

Income from operations decreased by $3,191,000, or 45.1%, to $3,890,000 for the nine months ended September 30, 2022, compared to $7,081,000 for the nine months ended September 30, 2021. The decreased income from operations was primarily due to a decrease in gross profit of $3,481,000 and an increase in depreciation and amortization expense of $30,000, partially offset by a decrease in selling, general and administrative expenses of $320,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2022 was 7.8%, compared to 12.8% for the same period of 2021.

Other Income. Other income decreased by $98,000, or 86.7%, to $15,000 for the three months ended September 30, 2022, from $113,000 for the three months ended September 30, 2021. The decrease was due to a decrease in equity in income of unconsolidated affiliate of $125,000 (equity in loss of unconsolidated affiliate of $13,000, compared to equity in income of unconsolidated affiliate of $112,000), partially offset by an increase in interest income of $27,000.

Other income decreased by $989,000 to a loss of $364,000 for the nine months ended September 30, 2022, from other income of $625,000 for the same period of 2021. The decrease was primarily due a loss on fixed assets of $490,000, and a decrease in equity in income of unconsolidated affiliate of $536,000, partially offset by an increase in interest income of $37,000. The loss on fixed assets was due to equipment for the Disposable Protective Apparel segment that was not delivered and the Company has recently filed a lawsuit (the “Lawsuit”) in this matter. See Part II, Item 1, “Legal Proceedings,” for more information on the Lawsuit.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2022 was $662,000, compared to income before provision for income taxes of $962,000 for the same period of 2021, representing a decrease of $300,000, or 31.2%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $202,000 and a decrease in other income of $98,000.

Income before provision for income taxes for the nine months ended September 30, 2022 was $3,526,000, compared to income before provision for income taxes of $7,706,000 for the nine months ended September 30, 2021, representing a decrease of $4,180,000, or 54.2%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $3,191,000 and a decrease in other income of $989,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2022 was $159,000, compared to $196,000 for the same period of 2021. The estimated effective tax rate was 24.0% for the three months ended September 30, 2022, compared to 20.4% for the three months ended September 30, 2021. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The provision for income taxes for the nine months ended September 30, 2022 was $808,000, compared to $1,550,000 for the same period of 2021. The estimated effective tax rate was 22.9% for the nine months ended September 30, 2022, compared to 20.1% for the nine months ended September 30, 2021. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended September 30, 2022 was $503,000, compared to net income of $766,000 for the three months ended September 30, 2021, representing a decrease of $263,000, or 34.3%. The decrease in net income was largely associated with lower gross margin as a result of increased freight and transportation costs, increased raw material costs and selling, general and administrative costs and a decrease in equity in income of unconsolidated affiliate. The net income decrease for the three months ended September 30, 2022 compared to the same period of 2021 was due to a decrease in income from operations of $202,000 and a decrease in other income of $98,000, resulting in a decrease in income before provision for income taxes of $300,000, partially offset by a decrease in provision for income taxes of $37,000. Net income as a percentage of net sales for the three months ended September 30, 2022 was 3.4%, and net income as a percentage of net sales for the same period of 2021 was 5.3%. Basic earnings per common share for the three months ended September 30, 2022, and 2021 were $0.04 and $0.06, respectively. Diluted earnings per common share for the three months ended September 30, 2022 and 2021 were $0.04 and $0.06, respectively.

Alpha Pro Tech, Ltd.

Net income for the nine months ended September 30, 2022 was $2,718,000, compared to net income of $6,156,000 for the same period of 2021, representing a decrease of $3,438,000, or 55.8%. The net income decrease comparing the 2022 and 2021 periods was due to a decrease in income from operations of $3,191,000 and a decrease in other income of $989,000, resulting in a decrease in income before provision for income taxes of $4,180,000, partially offset by a decrease in provision for income taxes of $742,000. As mentioned above, the $490,000 loss on assets has negatively impacted our net income in 2022. Net income as a percentage of net sales for the nine months ended September 30, 2022 was 5.5%, and net income as a percentage of net sales for the same period of 2021 was 11.1%. Basic earnings per common share for the nine months ended September 30, 2022 and 2021 were $0.21 and $0.46, respectively. Diluted earnings per common share for the nine months ended September 30, 2022 and 2021 were $0.21 and $0.45, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had cash and cash equivalents (“cash”) of $15,517,000 and working capital of $50,595,000. As of September 30, 2022, the Company’s current ratio (current assets/current liabilities) was 27:1, compared to a current ratio of 20:1 as of December 31, 2021. Cash decreased by 4.8%, or $790,000, to $15,517,000 as of September 30, 2022, compared to $16,307,000 as of December 31, 2021, and working capital increased by $257,000 from $50,338,000 as of December 31, 2021. The decrease in cash from December 31, 2021 was due to cash used in investing activities of $349,000 and cash used in financing activities of $2,772,000, partially offset by cash provided by operating activities of $ 2,331,000.

Net cash provided by operating activities of $2,331,000 for the nine months ended September 30, 2022 was due to net income of $2,718,000, impacted primarily by the following: stock-based compensation expense of $119,000, depreciation and amortization expense of $641,000, equity in income of unconsolidated affiliate of $87,000, operating lease expense net of accretion of $689,000, an increase in accounts receivable of $2,680,000, a decrease in prepaid expenses of $2,374,000, an increase in inventory of $155,000, a decrease in accounts payable and accrued liabilities of $759,000, and a decrease in lease liabilities of $690,000, all compared to December 31, 2021.

Accounts receivable increased by $2,519,000, or 52.7%, to $7,299,000 as of September 30, 2022, from $4,780,000 as of December 31, 2021. The increase in accounts receivable was primarily related to increased sales as compared to the fourth quarter of 2021, and partially due to increased terms to our major international channel partner. The number of days that sales remained outstanding as of September 30, 2022, calculated by using an average of accounts receivable outstanding and annual revenue, was 48 days, compared to 24 days as of December 31, 2021.

Inventory increased by $155,000, or 0.6%, to $25,124,000 as of September 30, 2022, from $24,969,000 as of December 31, 2021. The increase was due to an increase in inventory for the Building Supply segment of $1,504,000, or 17.2%, to $10,237,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $1,349,000, or 8.3%, to $14,887,000.

Prepaid expenses decreased by $2,374,000, or 37.4%, to $4,569,000 as of September 30, 2022, from $6,943,000 as of December 31, 2021. The decrease was primarily due to decreased prepaid inventory and equipment, partially offset by increased prepayments for insurance.

Right-of-use assets as of September 30, 2022 decreased by $689,000 to $1,959,000 from $2,648,000 as of December 31, 2021 as a result of amortization of the balance.

Lease liabilities as of September 30, 2022 decreased by $690,000 to $2,010,000 from $2,700,000 as of December 31, 2021. The recording of the lease liabilities was the result of adopting ASC 842, Leases. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of September 30, 2022 decreased by $759,000, or 42.7%, to $1,019,000, from $1,778,000 as of December 31, 2021. The decrease was primarily due to a decrease in accrued bonuses and trade accounts payable.

Alpha Pro Tech, Ltd.

Net cash used in investing activities was $349,000 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $2,391,000 for the same period of 2021. Investing activities for the nine months ended September 30, 2022 consisted of the purchase of property and equipment of $349,000. Investing activities for the nine months ended September 30, 2021 consisted of the purchase of property and equipment of $2,391,000.

Net cash used in financing activities was $2,772,000 for the nine months ended September 30, 2022, compared to net cash used in financing activities of $3,686,000 for the same period of 2021. Net cash used in financing activities for the nine months ended September 30, 2022 resulted from the payment of $2,832,000 for the repurchase of common stock, partially offset by the proceeds of $60,000 from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2021 resulted from the payment of $4,077,000 for the repurchase of common stock partially offset by the proceeds of $391,000 from the exercise of stock options.

As of September 30, 2022, we had $1,246,000 available for additional stock purchases under our stock repurchase program. During the three months ended September 30, 2022, we repurchased 259,200 shares of common stock at a cost of $1,116,000. As of September 30, 2022, we had repurchased a total of 19,204,617 shares of common stock at a cost of approximately $45,274,000 through our repurchase program. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We have committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. As a result of delays in the supply chain the most expensive piece of equipment, for which an approximately $900,000 balance remains outstanding, has been delayed. This amount has not been prepaid and will be paid in full upon delivery of equipment. The equipment was originally anticipated to arrive in the fourth quarter of 2021, and is now expected in the latter part of the fourth quarter of 2022. The Company expects to fund the remaining balance from cash flow from operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in the Fourth Judicial District Court of Utah naming as defendants Mechanized Concepts, LLC, Matthew D. Colledge, Colledge Machine, Engineering, Design, LLC, Joseph Colledge d/b/a/ Colledge Machine, and Justin Staub (collectively, the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date and other monetary and equitable relief. As of September 30, 2022, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain.

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

Alpha Pro Tech, Ltd.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar Value
			as Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under the
Period	Shares Purchased	per Share	Program (1)	Program (1)
July 1 - 31, 2022	78,100	$4.48	78,100	$2,010,000
August 1 - 31, 2022	84,900	4.31	84,900	1,641,000
September 1 - 30, 2022	96,200	4.07	96,200	1,246,000
	259,200	$4.27	259,200

(1) On June 23, 2022, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. The share repurchase program expires on December 15, 2022.

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

3.2(P)	Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(g) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 8, 2022	BY: /s/Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 8, 2022	BY: /s/Colleen McDonald
Colleen McDonald
Chief Financial Officer