Form 10-K
period 2022-12-31
ALPHA PRO TECH LTD
filed 2023-03-16
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022, was $50,820,442.

As of March 1, 2023, the registrant had outstanding 12,263,956 shares of common stock.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2023, the expected effects of the COVID-19 pandemic, and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “forecasted,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2022. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2022. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2022 and 2021 and consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022.

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

Our products are used primarily in cleanrooms, industrial safety manufacturing environments and health care facilities, such as hospitals, laboratories and dental offices, as well as residential and multi-family building and re-roofing sites. Our products are distributed principally in the United States of America (“United States” or “U.S.”) through a network consisting of purchasing groups, national distributors, local distributors, independent sales representatives, and our own sales and marketing force.

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

The usage of these construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as reducing costs. The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption. REX Wrap® and REX Wrap Plus® are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™ is a one-of-a-kind breathable product that uniquely enables the drainage of water in every direction to protect buildings from the elements much better, we believe, than a traditional housewrap, while decreasing job site material waste, simplifying installation to reduce labor and allowing fewer products to be carried onto the job site. Our housewrap accessories includes REXTREME Window and Door Flashing, which provides a tight seal from air and moisture around windows and doors and REX™ Premium Seam Tape which is a high-strength film that helps to seal all seams on housewrap applications.

The proprietary synthetic roof underlayment, REX SynFelt®, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. We also manufacture and distribute REX TECHNOply® and TECHNO SB®, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market. These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.”

Disposable Protective Apparel

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), as well as face masks and face shields.

Our goal in the design and manufacture of all our disposable protective garments is to keep the wearer cool, clean and comfortable and to provide the right level of protection for the wearer and the wearer’s environment. To achieve this, we offer a comprehensive selection of materials and garment designs to meet a wide range of application requirements. Our materials are clean and durable and offer the wearer a great comfort level. Our products are offered using proprietary materials such as ChemTech®, BarrierTech®, ComforTech®, AlphaGuard® and GenPro®, UltraGrip™, SafeStep®, MaxGrip®, AquaTrak®, SureGrip®, NuTech® and NaviTrak®.

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

Financial information related to the two segments can be found in Activity of Business Segments (Note 15) of the Notes to our consolidated financial statements included in Item 8.

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

We generally do not have a material amount of backlog orders, as orders are usually placed for shipment and shipped within 30 days. Appropriate levels of inventories are maintained to supply distributors on a timely basis. From time to time, we will stockpile inventory for periods of unusually high demand.

Disruptions in the supply chain as well as unpredictable changes in the response to the COVID-19 pandemic have created occasional backlogs of unfulfilled orders for our personal protective equipment (“PPE”) products and certain of our building supply products, and uncertainty in the timing of deliveries and fulfillment of backlogged orders can occur from time to time.

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

	Years Ended December 31,
	2022	2021

Net sales by geographic region
United States	$60,489,000	$65,844,000
International	1,492,000	2,793,000

Consolidated net sales	$61,981,000	$68,637,000

Net sales by geographic region are based on the countries in which our customers are located. International sales include sales primarily to Canada and Japan. All sales are in U.S. dollars. For the years ended December 31, 2022 and 2021, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Long-lived assets by geographic region
United States	$4,380,000	$4,623,000
International	1,362,000	1,441,000

Consolidated total long-lived assets	$5,742,000	$6,064,000

MANUFACTURING

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap and synthetic roof underlayment. Alpha ProTech Engineered Products, Inc. operates in a 165,400 square foot facility in Valdosta, Georgia.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). For a description of our relationship with Harmony see Note 7 to the Notes to our consolidated financial statements included in Item 8 of this report. Harmony has four facilities in India, three owned and one rented. The owned facilities consist of (i) a 139,000 square foot building for use in the manufacturing of building products, (ii) a 121,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel, and (iii) a 23,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 159,000 square foot facility for use in the manufacturing of Building Supply segment products.

We cut, warehouse and ship disposable protective apparel products and face shields in a 60,000 square foot facility in Nogales, Arizona. The majority of the apparel products are manufactured by contract manufacturers in Asia and, to a much lesser extent, the face shields are manufactured by a contract manufacturer in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

Our mask production facility is located in a 34,500 square foot building in Salt Lake City, Utah.

We have encountered over the last three years a number of constraints within our supply chain due to raw material and labor shortages, as well as shipping delays. At times, these constraints have limited our ability to satisfy customer demand. Although we continue to work to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Our business is not subject to significant seasonal considerations, although it is necessary for us to have adequate raw materials and finished inventory in stock.

COMPETITION

We face substantial competition from numerous companies, including many companies with greater marketing and financial resources. Our major competitors in the construction supply weatherization market are DuPont and Berry Global for housewrap and Owens Corning and GAF for synthetic roof underlayment. Our major competitor in the medical and dental markets is Kimberly-Clark Corporation of Fort Worth, Texas. Other large competitors include 3M Company, Johnson & Johnson, White Knight Engineered Products (Precept Medical Products, Inc.), Cardinal Health, Inc. and Medline Industries Inc. Our major competitors in the industrial and cleanroom market are our former largest distributor, VWR International, LLC, Kimberly-Clark Corporation, 3M Company, Kappler, Inc., DuPont and Allegiance Healthcare Corporation. VWR International, LLC, Cardinal Health, Inc. and Medline Industries Inc. are also distributors of our products. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price, and marketing and distribution capabilities. We believe that we have been able to compete successfully, driven by the combination of our brand and product dependability and quality, manufacturing capabilities, and product innovations, as well as on the breadth of our offerings to customers.

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries. At present, we have ten United States patents relating to several of our products. In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position. The United States patents issued have an average remaining duration of approximately 1.2 years before expiration.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

HUMAN CAPITAL

As of March 1, 2023, we had 122 full-time employees and one part-time employee, including 17 employees at our principal executive office in Markham, Ontario, Canada; 14 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 42 employees at our Building Supply segment facility in Valdosta, Georgia; 21 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China. None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

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

Risks Related to our Unconsolidated Affiliate Operations in India and Foreign Currency Translations

Our unconsolidated affiliate operations in India expose us to foreign currency exchange risks.

Our unconsolidated affiliate operations are in India, so we are impacted by changes in foreign currency exchange rates. We determine the functional currency of our joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, our investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation gains or losses are deferred as accumulated other comprehensive loss (“AOCL”) and reclassified to earnings only upon sale or liquidation of that business.

While preparing the financial statements for the year ending December 31, 2022, the Company identified an error with respect to recording foreign currency translation gains or losses related to the Company’s unconsolidated affiliate operations in India. Management has determined that this revision was not material on a quantitative or qualitative basis to the prior period financial statements based on our analysis performed in accordance with the guidance provided by SEC Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements and did not require a restatement. However, management determined that adjusting the cumulative effect of the prior period errors in the current year would materially affect the current year presentation and therefore management elected to revise the prior period financial statements.

We have identified a material weakness in our internal control over financial reporting that resulted in errors in our financial statements. If we fail to remediate this material weakness or if we experience additional material weaknesses in the future, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which may adversely affect investor confidence in us; could cause the price of our common stock to decline and harm our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based on its evaluation in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified a material weakness in the translation of foreign currency which decreased equity investment in unconsolidated affiliate and created an accumulated other comprehensive loss.

The correction of these errors and the adjustments for these changes to the Company’s previously issued audited annual consolidated financial statements are shown in Note 2 to the financial statements, and the correction of these errors and the adjustments for these changes to the previously issued unaudited quarterly consolidated financial statements are shown in Note 19 to the financial statements.

If the Company is not able to remediate the material weakness, or if the Company identifies any new material weaknesses in the future, it may be unable to maintain compliance with the requirements of securities laws or stock exchange listing rules regarding timely filing of information; it could lose access to sources of capital or liquidity; and investors may lose confidence in its financial reporting and its stock price may decline as a result. Though the Company is taking steps to remediate the material weakness, it cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

Our joint venture, as well as any additional joint ventures, may present risks.

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

The ongoing COVID-19 pandemic has caused some disruptions to our business operations to date, and could have a material adverse effect on our business, operations and financial condition in the future. The potential negative effects to our operations, including reductions in production levels, research and development activities and increased costs resulting from our efforts to mitigate the impact of COVID-19, have adversely affected and may continue to adversely affect our ability to provide our products.

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

As a result of the COVID-19 pandemic, we experienced a significant increase in orders of our PPE products from both legacy and new customers in 2020, followed by a decline in sales in 2021 and 2022 for such products relative to 2020 levels. Because of the uncertainty associated with the pandemic, we may experience additional decreases in sales from certain of these customers at the point at which conditions related to the virus change or improve and demand for these products subsides, which could impact our expectations of future orders and sales.

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

In particular, if COVID-19 or other events result in a continued prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions. These restrictions have disrupted and could continue to disrupt our ability to receive manufactured products from China and may disrupt our suppliers located elsewhere who rely on products from China. If we experience additional supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of supplies even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual property could adversely affect our competitive advantage, our brand recognition and our business.

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

Unfavorable economic conditions, including the impact of recessions and general economic downturns in the United States and throughout the world, may negatively affect the Company’s business and financial results.  These economic conditions could negatively impact (i) demand for our products, (ii) the number and types of products sold, (iii) our ability to collect accounts receivable on a timely basis from certain customers, and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the war between Russia and Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.  In addition, the war in Ukraine has further increased existing global supply chain, logistics, and inflationary challenges.

Climate change and natural disasters or other events beyond our control could disrupt our business and result in loss of revenue or higher expenses.

Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. The impacts of climate change may include physical risks (such as frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs, transition risks, shifts in market trends, and other adverse effects. Such impacts may disrupt parties in our supply chain, our customers, and our operations.

Physical risks associated with climate change are subject to increasing societal, regulatory, and political focus in the U.S. and globally. Shifts in weather patterns caused by climate change are expected to increase the frequency, severity, or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business and supply chain interruptions, damage to our products and facilities as well as the infrastructure of our customers, reduced workforce availability, increased costs of raw materials and components, increased liabilities, and decreased revenues than what we have experienced in the past from such events.

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

In addition, our common stock price experienced significant fluctuations due to the effects of the COVID-19 outbreak on our operations. Such fluctuations may create conditions in which the market price of our common stock does not reflect an accurate measure of the long-term value of our common stock.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s principal executive office is located at 60 Centurian Drive, Suite 112, Markham, Ontario, Canada, L3R 9R2. The approximate monthly rent is $2,500 for 2,831 square feet under a lease which expires September 30, 2023. Working out of the principal executive office are the President and Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located in Valdosta, Georgia. The average monthly rent is $37,500 for 165,400 square feet. This lease expires on January 1, 2024.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility in Nogales, Arizona. The approximate monthly rent is $30,600 for 60,000 square feet. This lease expires on December 31, 2023. The Disposable Protective Apparel segment also has an additional warehousing facility located in Nogales, Arizona. The approximate monthly rent is $6,100 for 16,500 square feet, the lease expires in July 2023, and we do not intend to renew the lease at this time. These leases related to additional temporary spaces needed due to higher inventory levels as a result of COVID-19.

The Company manufactures its surgical face masks at a facility located in Salt Lake City, Utah. The monthly rent is $18,638 for 34,500 square feet. This lease expires on July 31, 2024.

The Company believes that these arrangements are suitable and adequate for its present needs and that other premises, if required, are readily available.

Item 3.	Legal Proceedings.

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of December 31, 2022, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of December 31, 2022. Any recovery will be recorded when received.

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

Item 4.	Mine Safety Disclosures.

N/A

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Company’s common stock trades on the NYSE American (formerly the NYSE MKT, the NYSE Amex and the American Stock Exchange) (the “NYSE American”) under the symbol “APT.”

As of March 1, 2023, the Company’s common stock was held by 104 shareholders of record and approximately 17,700 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2022.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2022	82,000	$4.08	82,000	$900,000
November 1 - 30, 2022	84,800	4.10	84,800	559,000
December 1 - 31, 2022	89,200	4.04	89,200	2,195,000
	256,000	4.07	256,000

(1)

On December 15, 2022, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $48,402,000 of common stock, of which $2,195,000 was available for repurchase as of December 31, 2022. The stock repurchase plan expires on December 15, 2024

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2023, the expected effects of the COVID-19 pandemic, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “predicts,” “potential,” “may,” “continue” or “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2022. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 3 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8. Our critical accounting policies and estimates include the following:

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The general terms for receivables is net 30 days.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based upon historical write-off experience and known conditions about customers’ current ability to pay.  Account balances are charged against the allowance when the potential for recovery is considered remote. For new customers with no order history with the Company we may require advance payments to reduce our credit risk. In 2022 and 2021, we recorded approximately $3,000 and $0, respectively, in charge-offs against the allowance.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2022 and 2021, we recorded approximately $152,000 and $376,000, respectively, in write-downs of inventory.

Foreign currency translation: Our unconsolidated affiliate operations are in India, so U.S. GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. We determine the functional currency of our joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, our investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business.

Leases: We determine if an arrangement is a lease at its inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit interest rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients permitted under the standards of the Financial Accounting Standards Board (“FASB”), which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. As of December 31, 2022, we had $1.7 million in ROU assets and $1.8 million in lease liabilities.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2022, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

Sales Returns, Rebates and Allowances: Sales revenues are reduced for any anticipated sales returns, rebates and allowances based on historical experience. Since our return policy is only 90 days and our products are not generally susceptible to external factors such as technological obsolescence or significant changes in demand, we are able to make a reasonable estimate for returns. We offer end-user product specific and sales volume rebates to select distributors. Our rebates are based on actual sales and are accrued monthly.

Stock-Based Compensation: The Company accounts for stock-based awards using FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options. In 2022 and 2021, we recorded $147,000 and $315,000, respectively, in compensation expense for share-based awards.

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

Impact of the Novel Coronavirus (COVID-19)

After the start of the COVID-19 pandemic in early 2020, we experienced a significant surge in customer demand for our proprietary N-95 Particulate Respirator face mask product and other personal protective equipment (“PPE”) products as a result of COVID-19. We experienced a dramatic increase in revenue from sales of PPE products during 2020 and to a lesser extent during 2021 and 2022, especially with respect to face masks and disposable protective garments, including shoecovers, coveralls, gowns, lab coats and bouffant caps.

In an effort to meet the unprecedented demand, and to aid communities around the world in responding to the healthcare crisis, the Company ramped up production during the first quarter of 2020 of our PPE products, in particular our N-95 face mask, which is manufactured by the Company in the United States. We addressed the growing customer demand for PPE products by increasing and improving the human, mechanical, and supply chain components behind production, but even with these increases and improvements, customer demand for PPE products exceeded industry supply from time to time.

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

Overall, the increase in sales of our PPE products resulting from the pandemic had a positive impact on our 2021 and, to a lesser extent, 2022 financial results, relative to pre-pandemic periods

Management will continue to carefully monitor the current dynamic market conditions and work to respond to them swiftly and effectively.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2022	2021
Net sales	100.0%	100.0%
Gross profit	35.0%	36.9%
Selling, general and administrative expenses	26.2%	24.1%
Income from operations	7.5%	11.5%
Income before provision for income taxes	7.1%	12.4%
Net income	5.3%	9.8%

Year ended December 31, 2022 compared to year ended December 31, 2021

Sales. Consolidated sales for the year ended December 31, 2022 decreased to $61,981,000, from $68,637,000 for the year ended December 31, 2021, representing a decrease of $6,656,000, or 9.7%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $6,704,000, partially offset by increased sales in the Building Supply segment of $48,000.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2022 increased by $48,000, or 0.1%, to $36,937,000, compared to $36,889,000 for the year ended December 31, 2021. The Building Supply segment increase during the year ended December 31, 2022 was primarily due to a 1.3% increase in sales of housewrap and a 37.4% increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment of 3.6% and an increase in rebates compared to the same period of 2021.

The sales mix of the Building Supply segment for the year ended December 31, 2022 was approximately 47% for synthetic roof underlayment, 43% for housewrap and 10% for other woven material. This compared to approximately 50% for synthetic roof underlayment, 43% for housewrap and 7% for other woven material for the year ended December 31, 2021. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis.

The Building Supply segment sales only increased marginally in 2022 compared to 2021, as the lower level of growth was due to softening in the building industry since the third quarter of 2022, resulting from a slowdown in new home construction starts, re-roofing expenditures and inventory stockpiles on the dealer side. The segment was up 8.7% year to date at the end of the third quarter of 2022. We have experienced the five highest quarters on record for the Building Supply segment over the past seven quarters: the first, second and third quarters of 2022 and the second and third quarters of 2021. We have also experienced record quarters for the Building Supply segment in seven of the past nine quarters, as compared to each respective prior year comparative quarter. The significant growth in the first three quarters of 2022 was offset by the slowdown in the fourth quarter.

Although we experienced only a modest increase in our housewrap product category in 2022, we also experienced a more significant 9.2% increase in sales of our high-end FORTIS products as well as increased traction in sales of our line of flashing products. Our line of wall products and flashings is showing a positive market response as we expand into the multi-family and commercial construction sectors. One of our housewrap growth strategies is to pursue additional market share of the multi-family building market, through the education of architects and introducing new products, which are currently in development, to meet the needs of ever changing building code requirements and customers’ needs. Our roofing products experienced a decrease in revenue, partly due to a shift in product mix toward our lower price point products compared to 2021. The market has seen a transition to more economical products throughout 2022, and we expect this to continue as the slowdown in new home construction continues in parts of the country. To bolster our Building Supply segment sales, we are preparing to launch our line of self-adhered roofing products which we expect will bring additional revenue to our current synthetic roof underlayment line of products. Other woven material sales increased in 2022 compared to the same period of 2021 by 37.4% due to increased sales to our major customer, as well as a new customer.

The Company has committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the latter part of the third quarter of 2021. The remaining equipment was delivered in January 2023 and is expected to be operational at some point during the first quarter of 2023.

We believe there is a potential for continued growth in 2023. However, there is uncertainty in the economy in relation to interest rates and a possible recession and the continued slowdown in building that could impact the Building Supply segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2022 decreased by $6,704,000, or 21.1%, to $25,044,000, compared to $31,748,000 for 2021. This segment decrease was due to a 10.7% decrease in sales of disposable protective garments, a 43.8% decrease in sales of face masks and a 25.6% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2022 was approximately 71% for disposable protective garments, 19% for face masks and 10% for face shields. This sales mix is compared to approximately 63% for disposable protective garments, 26% for face masks and 11% for face shields for the year ended December 31, 2021.

The decrease in sales of disposable protective garments in 2022 was a result of record sales in the first half of 2021, which resulted from continued strong shipments in response to COVID-19. Sales of disposable protective garments in the second half of 2022 increased by approximately 27% as compared to the same period of 2021. In addition, disposable protective garment sales in 2022 were up approximately 14% as compared to pre-pandemic levels. Sales in 2022 were negatively affected by excess inventories within our distributor and end-customer base as a result of the pandemic. Contributing to the challenging sales environment in 2022, many of our end-customers in the pharmaceutical and medical device segments continued with their closed-door policies for outside, non-company personnel.

In 2023, we expect to see reversing and positive trends with respect to the aforementioned challenges. In the first quarter of 2023, our sales and marketing team is presenting at many national trade conferences and distributor meetings for the first time in three years. Moreover, the feedback from some early first quarter 2023 national meetings is that our mutual end-customers are also relaxing their protocols and allowing for face-to-face meetings, product demonstrations and product evaluations. We are starting to see more consistent ordering patterns from our distributor customers, which is a strong indication of more balanced inventories in the marketplace. We plan to develop some new products to add to our portfolio based on end-customer feedback and expect to have more in-person meetings with our customers throughout 2023. As a result, our expectations for disposable protective garments sales in 2023 are cautiously optimistic.

Sales of face masks in 2022 were down as compared to 2021, which was still aided by COVID-19-related demand. Sales of face masks in the second half of 2022 were more in line with pre-pandemic levels but are expected to be negatively affected in the coming months as the market is saturated with face masks. Sales of face shields in 2022 were down compared to 2021, but sales in the second half of the year were in line with pre-pandemic levels

Gross Profit. Gross profit decreased by $3,615,000, or 14.3%, to $21,683,000 for the year ended December 31, 2022, from $25,298,000 for the year ended December 31, 2021. The gross profit margin was 35.0% for the year ended December 31, 2022, compared to 36.9% for the year ended December 31, 2021.

The gross profit margin was negatively affected in 2022 by significant increases in ocean freight and other transportation costs. Ocean freight rates have recently come down but not to pre-pandemic levels. Additionally, our portfolio of products was affected by much higher than normal raw material costs and increased labor costs. The Company increased prices on many products during the latter part of the third quarter of 2022, which has recently had a positive effect in gross profit margin. Management expects the gross profit margin to improve in 2023, although continuing inflationary pressures could affect such improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $335,000, or 2.0%, to $16,219,000 for the year ended December 31, 2022, from $16,554,000 for the year ended December 31, 2021. As a percentage of net sales, selling, general and administrative expenses increased to 26.2% for the year ended December 31, 2022, from 24.1% for 2021, primarily as a result of lower net sales.

The change in expenses by segment for the year ended December 31, 2022 was as follows: Disposable Protective Apparel was down $709,000, or 13.0%; Building Supply was up $810,000, or 14.4%; and corporate unallocated expenses were down $582,000, or 10.5%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation and general factory and office expenses, partially offset by increased rent and utilities. The increase in the Building Supply segment expenses was related to increased employee compensation, marketing, insurance, travel and to a lesser extent general office expenses, partially offset by decreased commission expense. The decrease in corporate unallocated expenses was primarily due to decreased employee compensation, accrued bonuses, stock option and restricted stock expenses and public company expenses, partially offset by increased insurance expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $231,000 was accrued for the year ended December 31, 2022, compared to $447,000 for the year ended December 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense decreased by $3,000, or 0.4%, to $814,000 for the year ended December 31, 2022, from $817,000 for the year ended December 31, 2021. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $3,277,000, or 41.3%, to $4,650,000 for the year ended December 31, 2022, compared to $7,927,000 for the year ended December 31, 2021. The decreased income from operations was primarily due to a decrease in gross profit of $3,615,000, partially offset by a decrease in selling, general and administrative expenses of $335,000 and a decrease in depreciation and amortization expense of $3,000. Income from operations as a percentage of net sales for the year ended December 31, 2022 was 7.5%, compared to 11.5% for 2021.

Other Income. Other income decreased by $828,000 to a loss of $255,000 for the year ended December 31, 2022, from other income of $573,000 for 2021. The decrease was primarily due an impairment on deposit of $490,000, and a decrease in equity in income of unconsolidated affiliate of $484,000, partially offset by an increase in interest income of $146,000. The impairment on deposit was due to equipment for the Disposable Protective Apparel segment that was not delivered and the Company has filed a lawsuit (the “Lawsuit”) in this matter. See Part I, Item 3, “Legal Proceedings,” for more information on the Lawsuit.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2022 was $4,395,000, compared to income before provision for income taxes of $8,500,000 for 2021, representing a decrease of $4,105,000, or 48.3%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $3,277,000 and a decrease in other income of $828,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2022 was $1,113,000, compared to $1,744,000 for 2021. The estimated effective tax rate was 25.3% for the year ended December 31, 2022, compared to 20.5% for the year ended December 31, 2021. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2022 was $3,282,000, compared to net income of $6,756,000 for 2021, representing a decrease of $3,474,000, or 51.4%. The net income decrease comparing the 2022 and 2021 periods was due to a decrease in income from operations of $3,277,000 and a decrease in other income of $828,000, resulting in a decrease in income before provision for income taxes of $4,105,000, partially offset by a decrease in provision for income taxes of $631,000. As mentioned above, the $490,000 loss on assets negatively impacted our net income in 2022. The decrease in net income was largely associated with decreased sales, lower gross margin as a result of increased freight and increased raw material costs and a decrease in equity in income of unconsolidated affiliate, partially offset by decreased selling, general and administrative costs. Net income as a percentage of net sales for the year ended December 31, 2022 was 5.3%, and net income as a percentage of net sales for 2021 was 9.8%. Basic earnings per common share for the years ended December 31, 2022 and 2021 were $0.26 and $0.51, respectively. Diluted earnings per common share for the years ended December 31, 2022 and 2021 were $0.26 and $0.50, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, the Company had cash and cash equivalents (“cash”) of $16,290,000 and working capital of $50,156,000. As of December 31, 2022, the Company’s current ratio (current assets/current liabilities) was 22:1, compared to a current ratio of 20:1 as of December 31, 2021. Cash decreased by 0.1%, or $17,000, to $16,290,000 as of December 31, 2022, compared to $16,307,000 as of December 31, 2021, and working capital decreased by $182,000 from $50,338,000 as of December 31, 2021. The decrease in cash from December 31, 2021 was due to cash used in investing activities of $492,000 and cash used in financing activities of $3,802,000, partially offset by cash provided by operating activities of $4,277,000.

Net cash provided by operating activities of $4,277,000 for the year ended December 31, 2022 was due to net income of $3,282,000, as adjusted primarily by the following: stock-based compensation expense of $147,000, depreciation and amortization expense of $814,000, equity in income of unconsolidated affiliate of $87,000, operating lease expense net of accretion of $923,000, an increase in accounts receivable of $2,193,000, a decrease in prepaid expenses of $2,043,000, a decrease in inventory of $572,000, a decrease in accounts payable and accrued liabilities of $271,000, and a decrease in lease liabilities of $926,000, all compared to December 31, 2021.

Accounts receivable increased by $2,193,000, or 45.9%, to $6,973,000 as of December 31, 2022, from $4,780,000 as of December 31, 2021. The increase in accounts receivable was primarily related to increased payment terms to our major international channel partner. The number of days that sales remained outstanding as of December 31, 2022, calculated by using an average of accounts receivable outstanding and annual revenue, was 35 days, compared to 24 days as of December 31, 2021.

Inventory decreased by $572,000, or 2.3%, to $24,397,000 as of December 31, 2022, from $24,969,000 as of December 31, 2021. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $1,850,000, or 11.4%, to $14,385,000, partially offset by an increase in inventory for the Building Supply segment of $1,278,000, or 14.6%, to $10,012,000.

Prepaid expenses decreased by $2,041,000, or 29.4%, to $4,902,000 as of December 31, 2022, from $6,943,000 as of December 31, 2021. The decrease was primarily due to decreased prepaid inventory and equipment, partially offset by increased prepayments for insurance.

Right-of-use assets as of December 31, 2022 decreased by $923,000 to $1,725,000 from $2,648,000 as of December 31, 2021 as a result of amortization of the balance.

Lease liabilities as of December 31, 2022 decreased by $926,000 to $1,774,000 from $2,700,000 as of December 31, 2021. The recording of the lease liabilities was the result of adopting ASC 842, Leases in 2019. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of December 31, 2022 decreased by $271,000, or 15.2%, to $1,507,000, from $1,778,000 as of December 31, 2021. The decrease was primarily due to a decrease in accrued bonuses and payroll, partially offset by an increase in trade accounts payable.

Net cash used in investing activities was $492,000 for the year ended December 31, 2022, compared to net cash used in investing activities of $2,524,000 for 2021. Investing activities for the year ended December 31, 2022 consisted of the purchase of property and equipment of $492,000. Investing activities for the year ended December 31, 2021 consisted of the purchase of property and equipment of $2,524,000.

Net cash used in financing activities was $3,802,000 for the year ended December 31, 2022, compared to net cash used in financing activities of $3,981,000 for 2021. Net cash used in financing activities for the year ended December 31, 2022 resulted from the payment of $3,882,000 for the repurchase of common stock, partially offset by the proceeds of $80,000 from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2021 resulted from the payment of $4,408,000 for the repurchase of common stock partially offset by the proceeds of $427,000 from the exercise of stock options.

As of December 31, 2022, we had $2,195,000 available for additional stock purchases under our stock repurchase program. During the year ended December 31, 2022, we repurchased 910,700 shares of common stock at a cost of $3,882,000. As of December 31, 2022, we had repurchased a total of 19,460,617 shares of common stock at a cost of approximately $46,324,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

As has been previously stated, we have committed to increasing production capacity in our Building Supply segment by investing approximately $4.0 million in new equipment, a part of which became operational in the third quarter of 2021. As a result of delays in the supply chain the most expensive piece of equipment, for which an approximately $900,000 balance remains outstanding, was delayed. This equipment has been delivered and is expected to be operational in the first quarter of 2023, at which time the balance outstanding will be paid. The Company expects to fund the remaining balance from cash flow from operations.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2022 and 2021, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 – “Equity Investments in Unconsolidated Affiliate” in the notes to our consolidated financial statements in Item 8 for more information on our relationship with our non-consolidated affiliate Harmony Plastics Private Limited.

New Accounting Standards

Management periodically reviews new accounting standards that are issued. Management has not identified any new standards that it believes merit further discussion at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in Sri Lanka, China and, to a lesser extent, in Mexico, and have a joint venture in India. In addition, our principal executive office, with 18 employees, is located in Canada. We do not believe that we have a material foreign currency exposure in relation to our purchase agreements with companies in Sri Lanka, China, India and Mexico as they are settled in U.S. dollars.  In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material because we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office. We do have potential material foreign currency exposure in relation to equity in our unconsolidated affiliate in India. The strengthening of the U.S. dollar relative to the foreign currency in India results is an unfavorable currency translation impact on the value of our equity of unconsolidated affiliate and is reported in AOCL. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business

We do not expect any significant effect on our consolidated results of operations from interest or currency rate fluctuations. We do not hedge interest rates or foreign exchange risks.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2022, the effectiveness of our internal control over financial reporting.  This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022 as a result of the material weakness discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company had a material weakness in its internal control over financial reporting as described below.

The Company owns an equity investment in an unconsolidated affiliate that is based in India. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that the investment be adjusted each period to reflect changes in its value in dollars due to fluctuation in the exchange rate with the Indian rupee, with an offsetting entry to other comprehensive income. Since the inception of the investment in 2005 through 2021, these required adjustments erroneously were not recorded. In the periods prior to January 1, 2021, the Company should have recognized approximately $773,000 loss in AOCL related to changes in foreign currency exchange rates and, for 2021, the Company should have recognized approximately $96,000 loss in AOCL.

We have identified and begun to implement steps designed to remediate the material weakness described in this report and to enhance our overall control environment. The Company has revised its procedures to provide that the Company will adjust the value of its investment for changes in foreign currency exchange rates. For any joint ventures with functional currencies other than the U.S. dollar, our investment in that joint venture will be translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation gains or losses will be deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us, as a non-accelerated filer, to provide only management’s report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (collectively, the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Equity Investment in Unconsolidated Affiliate

As more fully described in Notes 3 and 7 to the consolidated financial statements, the Company holds a noncontrolling equity investment in a foreign entity which produces and sales certain products to the Company. As a global organization with an international affiliate, the Company needs to address the use of foreign currency.

Auditing the Company’s noncontrolling equity investment in a foreign entity was complex and required significant auditor judgement due to the complexities inherent with a foreign domiciled investment with related party transactions and foreign currency translation adjustments as well as the judgement required in determining the extent of out of period differences and their impact on current and prior period financial statements.

Our testing of the Company's noncontrolling equity investment in a foreign entity included, among other procedures, testing the data for the foreign entity, evaluating the significant assumptions and operating data used to eliminate intercompany transactions, and evaluating managements method for accounting for the foreign currency transactions. We also evaluated management’s judgement regarding their assessment of a material weakness related to the controls over accounting for the foreign currency transactions and the differences identified as a result of the material weakness

Provision for Income Taxes

As more fully described in Note 11 to the consolidated financial statements, the Company’s net deferred income tax liabilities were $764,000 as of December 31, 2022, and income tax expense was $1,113,000 for the year ended December 31, 2022.  As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Auditing the Company’s provision for income taxes was complex and required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to (i) management's assessment of complex tax laws and regulations as it relates to determining the provision for income taxes, (ii) management's assessment of the realizability of deferred tax assets, specifically related to available tax planning strategies and (iii) evaluating whether the data utilized in the calculations of the provision for income taxes, and deferred tax assets and liabilities were appropriate and consistent with evidence obtained in other areas of the audit.

Our testing of the Company’s provision for income taxes included, among others (i) testing the accuracy of the provision for income taxes, which included the effective tax rate reconciliation and permanent and temporary differences, (ii) evaluating whether the data utilized in the calculations of the provision for income taxes and deferred tax assets and liabilities were appropriate and consistent with evidence obtained in other areas of the audit, (iii) evaluating the identification of accruals for unrecognized tax benefits and the reasonableness of the more likely than not determination in consideration of court decisions, legislative actions, statutes of limitations, and developments in tax examinations by jurisdiction, and (iv) evaluating the reasonableness of management’s assessment of the realizability of its deferred tax assets based on expectations of the ability to utilize its tax attributes through testing of historical and estimated future taxable income.

/s/ Tanner LLC

Lehi, Utah

March 16, 2023

We have served as the Company’s auditors since 2011.

(PCAOB ID 270)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,290,000	$16,307,000
Accounts receivable, net of allowance for doubtful accounts of $45,000 as of December 31, 2022 and $64,000 as of December 31, 2021	5,382,000	3,397,000
Accounts receivable, related party	1,591,000	1,383,000
Inventories	24,397,000	24,969,000
Prepaid expenses	4,902,000	6,943,000
Total current assets	52,562,000	52,999,000

Property and equipment, net	5,742,000	6,064,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	1,000	3,000
Right-of-use assets	1,725,000	2,648,000
Equity investment in unconsolidated affiliate	4,718,000	5,251,000
Total assets	$64,803,000	$67,020,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$674,000	$528,000
Accrued liabilities	833,000	1,250,000
Lease liabilities	899,000	883,000
Total current liabilities	2,406,000	2,661,000

Lease liabilities, net of current portion	875,000	1,817,000
Deferred income tax liabilities, net	764,000	791,000
Total liabilities	4,045,000	5,269,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 12,226,306 and 13,115,341 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	123,000	132,000
Retained earnings	62,124,000	62,488,000
Accumulated other comprehensive loss	(1,489,000)	(869,000)
Total shareholders' equity	60,758,000	61,751,000
Total liabilities and shareholders' equity	$64,803,000	$67,020,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2022	2021

Net sales	$61,981,000	$68,637,000

Cost of goods sold, excluding depreciation and amortization	40,298,000	43,339,000
Gross profit	21,683,000	25,298,000

Operating expenses:
Selling, general and administrative	16,219,000	16,554,000
Depreciation and amortization	814,000	817,000
Total operating expenses	17,033,000	17,371,000

Income from operations	4,650,000	7,927,000

Other income (expense):
Equity in income of unconsolidated affiliate	87,000	571,000
Impairment on deposit	(490,000)	-
Interest income, net	148,000	2,000
Total other income (expense), net	(255,000)	573,000

Income before provision for income taxes	4,395,000	8,500,000
Provision for income taxes	1,113,000	1,744,000

Net income	$3,282,000	$6,756,000

Basic earnings per common share	$0.26	$0.51

Diluted earnings per common share	$0.26	$0.50

Basic weighted average common shares outstanding	12,713,533	13,225,628

Diluted weighted average common shares outstanding	12,781,004	13,499,442

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021

Net Income	$3,282,000	$6,756,000
Other comprehensive loss- foreign currency translation loss	(620,000)	(96,000)
Comprehensive Income	$2,662,000	$6,660,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2020	13,419,847	$135,000	$409,000	$58,986,000	$(773,000)	$58,757,000
Common stock repurchased and retired	(439,000)	(4,000)	(1,150,000)	(3,254,000)	-	(4,408,000)
Options exercised	134,494	1,000	426,000	-	-	427,000
Share-based compensation expense	-	-	315,000	-	-	315,000
Total comprehensive income (loss)	-	-	-	6,756,000	(96,000)	6,660,000
Balance as of December 31, 2021	13,115,341	132,000	-	62,488,000	(869,000)	61,751,000
Common stock repurchased and retired	(910,700)	(9,000)	(227,000)	(3,646,000)	-	(3,882,000)
Options exercised	21,665	-	80,000	-	-	80,000
Share-based compensation expense	-	-	147,000	-	-	147,000
Total comprehensive income (loss)	-	-	-	3,282,000	(620,000)	2,662,000
Balance as of December 31, 2022	12,226,306	$123,000	$-	$62,124,000	$(1,489,000)	$60,758,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$3,282,000	$6,756,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	147,000	315,000
Depreciation and amortization	814,000	817,000
Equity in income of unconsolidated affiliate	(87,000)	(571,000)
Operating lease expense, net of accretion	923,000	887,000
Deferred income taxes	(27,000)	228,000
Changes in assets and liabilities:
Accounts receivable, net	(1,985,000)	4,735,000
Accounts receivable, related party	(208,000)	(478,000)
Inventories	572,000	(8,220,000)
Prepaid expenses	2,043,000	(856,000)
Accounts payable and accrued liabilities	(271,000)	(2,998,000)
Customer advance payments of orders	-	(209,000)
Lease liabilities	(926,000)	(886,000)

Net cash provided by (used in) operating activities	4,277,000	(480,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(492,000)	(2,524,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	80,000	427,000
Repurchase of common stock	(3,882,000)	(4,408,000)

Net cash used in financing activities	(3,802,000)	(3,981,000)

Decrease in cash and cash equivalents	(17,000)	(6,985,000)

Cash and cash equivalents, beginning of the year	16,307,000	23,292,000

Cash and cash equivalents, end of the year	$16,290,000	$16,307,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$443,000	$1,824,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

The novel coronavirus (COVID-19) pandemic has adversely affected global economies, financial markets and the overall environment in which we do business. Overall, the increase in sales of our Disposable Protective Apparel segment products resulting from the pandemic has had a positive impact on our year-to-date results, but the positive impact in 2022 is less than in 2021, as the effects of COVID-19 are normalizing. The extent of the pandemic’s effect on our future operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic and new variants, including the Omicron variant, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the efficacy of mass vaccinations, and the resumption of widespread economic activity in certain sectors. We are unable to predict with any certainty the likely impact of any future pandemics on our future operations.

2.	Revised Prior Period Financial Statements

During the financial close for the fiscal year ended December 31, 2022, the Company discovered certain errors related to foreign currency translation in relation to our unconsolidated affiliate operations in India.  In periods prior to January 1, 2021, the Company should have recognized approximately $773,000 loss in accumulated other comprehensive income (“AOCI”) related to changes in foreign currency exchange rates as our unconsolidated affiliate operation are in India.  For the year ended December 31, 2021, the Company should have recognized an additional loss of approximately $96,000 for a total loss in AOCI of approximately $869,000. As a result, the Company adjusted its value in equity investment in unconsolidated affiliate in total assets and accumulated other comprehensive loss (“AOCL”) in shareholders’ equity on the balance sheet, and on the consolidated statements of shareholder’s equity. As the resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business, the Company has included the adjustments in the consolidated statements of comprehensive income (loss). There was no impact on retained earnings because, as stated above, the effect on earnings is only recorded upon sale or liquidation of our unconsolidated affiliate.

These revisions resulted in a decrease in equity investment of unconsolidated affiliate, an increase in accumulated other comprehensive loss and a decrease in total shareholders’ equity, but no effect on net income, earnings per share or cash flows. Management has determined that this revision was not material on a quantitative or qualitative basis to the prior period financial statements based on our analysis performed in accordance with the guidance provided by SEC Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements. However, management has determined that the cumulative effect of the errors was material on the current year balance sheet.

As discussed at Note 7, the Company owns an equity investment in an unconsolidated affiliate that is based in India. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that the investment be adjusted each period to reflect changes in its value in dollars due to fluctuation in the exchange rate with the Indian rupee, with an offsetting entry to other comprehensive loss. Since the inception of the investment in 2005 through 2021, these required adjustments erroneously were not recorded.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company has determined that the impact of adjustments relating to the corrections of this accounting error is not material to previously issued annual audited and unaudited financial statements and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. However, correcting the cumulative error in the current year would be material to the current year. Accordingly, these misstatements were corrected and the adjustments are reflected in the related periods as noted below. The correction of these errors and the adjustments for these changes to the Company’s previously issued audited annual consolidated financial statements are shown in the table below, and the correction of these errors and the adjustments to the previously issued unaudited quarterly consolidated financial statements are shown in Note 19 to the financial statements.

Consolidated Balance Sheets
	Previously	(1)
	Reported	Adjustments	Revised
As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,307,000	$-	$16,307,000
Accounts receivable, net of allowance for doubtful accounts of $64,000 as of December 31, 2021 and $71,000 as of December 31, 2020	3,397,000	-	3,397,000
Accounts receivable, related party	1,383,000	-	1,383,000
Inventories	24,969,000	-	24,969,000
Prepaid expenses	6,943,000	-	6,943,000
Total current assets	52,999,000	-	52,999,000

Property and equipment, net	6,064,000	-	6,064,000
Goodwill	55,000	-	55,000
Definite-lived intangible assets, net	3,000	-	3,000
Right-of-use assets	2,648,000	-	2,648,000
Equity investment in unconsolidated affiliate	6,120,000	(869,000)	5,251,000
Total assets	$67,889,000	$(869,000)	$67,020,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$528,000	$-	$528,000
Accrued liabilities	1,250,000	-	1,250,000
Lease liabilities	883,000	-	883,000
Total current liabilities	2,661,000	-	2,661,000

Lease liabilities, net of current portion	1,817,000	-	1,817,000
Deferred income tax liabilities, net	791,000	-	791,000
Total liabilities	5,269,000	-	5,269,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 13,115,341 shares outstanding as of December 31, 2021	132,000	-	132,000
Retained earnings	62,488,000	-	62,488,000
Accumulated other comprehensive loss	-	(869,000)	(869,000)
Total shareholders' equity	62,620,000	(869,000)	61,751,000
Total liabilities and shareholders' equity	$67,889,000	$(869,000)	$67,020,000

(1)

Equity investment in unconsolidated affiliate and accumulated other comprehensive loss have been adjusted by a total of $869,000, of which $773,000 pertains to periods prior to 2021 and $96,000 pertains to 2021.

footnote

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
	Year Ended December 31, 2021
	Previously
	Reported	Adjustments	Revised

Net Income	$6,756,000	$-	$6,756,000
Other comprehensive loss- foreign currency translation loss	-	(96,000)	(96,000)
Comprehensive income	$6,756,000	$(96,000)	$6,660,000

Consolidated Statements of Shareholder's Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss*	Total
Balance as of December 31, 2020 as revised	13,419,847	$135,000	$409,000	$58,986,000	$(773,000)	$58,757,000
Common stock repurchased and retired	(439,000)	(4,000)	(1,150,000)	(3,254,000)	-	(4,408,000)
Options exercised	134,494	1,000	426,000	-	-	427,000
Share-based compensation expense	-	-	315,000	-	-	315,000
Total comprehensive income (loss) as revised	-	-	-	6,756,000	(96,000)	6,660,000
Balance as of December 31, 2021 as revised	13,115,341	$132,000	$-	$62,488,000	$(869,000)	$61,751,000

* This was previously reported as $0 and the total column has also been updated for this change to AOCL.

The correcting adjustments had no effect on prior year’s Consolidated Statements of Income or Consolidated Statements of Cash Flows.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2022 through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2022. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2022 and 2021.

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2022 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 15 of these Notes to Consolidated Financial Statements for information on revenue disaggregated by type and by geographic region.

Shipping and Handling Costs

The costs of shipping products to distributors are recorded in cost of goods sold.

Stock-Based Compensation

The Company maintains the 2020 Incentive Plan under which the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units and other equity-based compensation to employees and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date. Restricted stock and restricted stock units have been granted, and the fair market value of these awards equals the closing stock price on the date of grant.

The Company accounts for share-based awards in accordance with ASC 718, Stock Compensation. ASC 718 requires companies to record compensation expense for the value of all outstanding and unvested share-based awards, including employee stock options.

For the years ended December 31, 2022 and 2021, there were 19,600 and zero stock options granted, respectively, under the Company’s stock option plan. The Company recognized $43,000 and $185,000 in stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively, related to outstanding options. For the years ended December 31, 2022 and 2021, 21,772 and 15,140 restricted stock equity awards, respectively, were granted under the 2020 Incentive Plan and the compensation expense associated with these awards was $104,000 and $131,000 in 2022 and 2021, respectively.

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

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

Net income (numerator)	$3,282,000	$6,756,000

Shares (denominator):
Basic weighted average common shares outstanding	12,713,533	13,225,628
Add: Dilutive effect of common stock options	67,471	273,814

Diluted weighted average common shares outstanding	12,781,004	13,499,442

Earnings per common share:
Basic	$0.26	$0.51
Diluted	$0.26	$0.50

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2022 and 2021.

The Company does not have a material foreign currency exposure in regards to purchase agreements with companies in Asia and Mexico as the agreements are in U.S. dollars. In addition, all sales transactions are in U.S. dollars. The Company has a foreign currency exposure with respect to its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture products in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada. The Company also has potentially material foreign currency exposure in regards to its equity in its unconsolidated affiliate in India. The Company’s unconsolidated affiliate operations are in India; therefore, U.S. GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, the investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translations reduced the equity in unconsolidated affiliated by $1,489,000 and $869,000 as of December 31, 2022 and 2021, respectively, and the loss was recorded in AOCL.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2022 and 2021.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $102,000 and $27,000 for the years ended December 31, 2022 and 2021, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no fair values of the Company’s financial assets as of December 31, 2022 and 2021.

New Accounting Standards

Management periodically reviews new accounting standards that are issued. Management has not identified any new standards that it believes merit further discussion at this time.

4.	Inventories

Inventories consisted of the following:

	December 31,
	2022	2021

Raw materials	$13,018,000	$13,545,000
Work in process	2,225,000	3,890,000
Finished goods	9,154,000	7,534,000
Total inventory	$24,397,000	$24,969,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021

Buildings	$493,000	$493,000
Machinery and equipment	14,948,000	15,273,000
Office furniture and equipment	2,393,000	2,177,000
Leasehold improvements	606,000	553,000
Software	3,000	3,000

	18,443,000	18,499,000
Less accumulated depreciation and amortization	(12,701,000)	(12,435,000)

Total net property and equipment	$5,742,000	$6,064,000

Depreciation and amortization expense for property and equipment was $814,000 and $817,000 for the years ended December 31, 2022 and 2021, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2022				December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	1.0	$474,000	$(473,000)	$1,000	2.0	$474,000	$(471,000)	$3,000

Amortization expense for intangible assets was $2,000 and $4,000 for the years ended December 31, 2022 and 2021, respectively.

Estimated future amortization expense related to definite-lived intangible assets is $1,000 for the year ending December 31, 2023.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The capital from the initial funding and a bank loan, which loan is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 139,000 square foot building for manufacturing building products; (2) a 121,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 23,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 159,000 square foot facility (rented) for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

In accordance with ASC 810, Consolidation, the Company assesses whether or not related entities are variable interest entities (“VIEs”). For those related entities that qualify as VIEs, ASC 810 requires the Company to determine whether the Company is the primary beneficiary of the VIE, and, if so, to consolidate the VIE. The Company has determined that Harmony is not a VIE and is, therefore, considered to be an unconsolidated affiliate.

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income.  The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2022 or December 31, 2021. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly, and accrue the adjustment as a component of AOCI.

For the years ended December 31, 2022 and 2021, the Company purchased $22,877,000 and $26,252,000 of inventories, respectively, from Harmony. For the years ended December 31, 2022 and 2021, the Company recorded equity in income of unconsolidated affiliate of $87,000 and $571,000, respectively. For the years ended December 31, 2022 and 2021, the Company sold $570,000 and $1,931,000 of inventories, respectively, to Harmony.

As of December 31, 2022, the Company’s investment in Harmony was $4,718,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,776,000, less $942,000 in repayments of an advance, payments of $77,000 in dividends and AOCL on foreign currency translations of $1,489,000.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2022	2021

Payroll expenses and tax payable	$138,000	$187,000
Commission and bonuses payable and general accrued liabilities	695,000	1,063,000
Total accrued liabilities	$833,000	$1,250,000

Contract liabilities were $2,598,000 and $2,238,000 as of December 31, 2022 and 2021, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2022, the Company repurchased and retired 910,700 shares of its common stock for $3,882,000. During the year ended December 31, 2021, the Company repurchased and retired 439,000 shares of its common stock for $4,408,000. As of December 31, 2022, the Company had $2,195,000 available to repurchase common shares under the repurchase program.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan. During the years ended December 31, 2022 and 2021, 21,772 and 15,140 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $104,000 and $131,000 in compensation expense associated with outstanding restricted stock awards for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, $63,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of 0.87 years.

The following table summarizes option activity for the years ended December 31, 2022 and 2021:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2020	568,740	$3.42
Granted to employees and directors	-	-
Exercised	(134,494)	3.17
Canceled/expired/forfeited	(6,666)	-
Options outstanding, December 31, 2021	427,580	3.50
Granted to employees and directors	19,600	3.99
Exercised	(21,665)	3.70
Canceled/expired/forfeited	(14,900)	3.93
Options outstanding, December 31, 2022	410,615	3.50
Options exercisable, December 31, 2022	395,915	3.48

Stock options to purchase 410,615 and 427,580 shares of common stock were outstanding as of December 31, 2022 and 2021, respectively. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for each of the years ended December 31, 2022 and 2021.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2022:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$3.20	-	$3.99	410,615	$3.50	1.09	$214,000	395,915	$3.48	0.96	$214,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $12,000 and $806,000, respectively.

As of December 31, 2022, $37,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 4.73 years. Cash received from 21,665 options exercised for the year ended December 31, 2022 was $80,000.

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

10.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that businesses. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,489,000 and $869,000 as of December 31, 2022 and 2021, respectively.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2022	2021

Current	$1,140,000	$1,516,000
Deferred	(27,000)	228,000

Provision for income taxes	$1,113,000	$1,744,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2022	2021
Temporary differences:
Property and equipment	$(920,000)	$(993,000)
Intangible assets	(11,000)	(10,000)
Inventory reserve	32,000	79,000
Accrued expenses and inventory	191,000	216,000
Basis difference in investments	-	35,000
Foreign exchange	12,000	11,000
AMT/Foreign tax credits	128,000	42,000
State income taxes	(196,000)	(171,000)

Net deferred income tax liabilities	$(764,000)	$(791,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2022	2021
Income taxes based on U.S. statutory rate of 21% and 34%, respectively	$923,000	$1,785,000
FDII deduction	(22,000)	(49,000)
Foreign taxes	(23,000)	(120,000)
State taxes	170,000	219,000
Stock Compensation	60,000	(106,000)
Other	5,000	15,000

Provision for income taxes	$1,113,000	$1,744,000

12.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through January 1, 2024. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2024. The Company’s primary operating lease commitments at December 31, 2022 related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of December 31, 2022, the Company had operating lease right-of-use assets of $1,725,000 and operating lease liabilities of $1,774,000. As of December 31, 2022, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,283,000 and $1,199,000 for the years ended December 31, 2022 and 2021, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2022 were as follows:

December 31,
2022
2023	$1,017,000
2024	484,000
2025	365,000
Total future minimum lease payments	1,866,000
Less imputed interest	(92,000)
Total lease liabilities	$1,774,000

As of December 31, 2022, the weighted average remaining lease term of the Company’s operating leases was 2.08 years. During the year ended December 31, 2022, the weighted average discount rate with respect to these leases was 4.17%.

13.	Legal

Legal Proceedings:

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in the Fourth Judicial District Court of Utah naming as defendants Mechanized Concepts, LLC, Matthew D. Colledge, Colledge Machine, Engineering, Design, LLC, Joseph Colledge d/b/a/ Colledge Machine, and Justin Staub (collectively, the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date and other monetary and equitable relief. As of December 31, 2022, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $50,000 and $53,000 for the years ended December 31, 2022 and 2021, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $231,000 for the year ended December 31, 2022, compared to $447,000 for 2021, in connection with the bonus.

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

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 3). Segment data excludes charges allocated to the principal executive office and other corporate unallocated expenses and income taxes. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The following table presents net sales for each segment:

	Years Ended December 31,
	2022	2021

Building Supply	$36,937,000	$36,889,000
Disposable Protective Apparel	25,044,000	31,748,000

Consolidated net sales	$61,981,000	$68,637,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2022	2021

Building Supply	$5,359,000	$7,350,000
Disposable Protective Apparel	4,010,000	6,706,000
Total segment income	9,369,000	14,056,000

Unallocated corporate overhead expenses	4,974,000	5,556,000
Provision for income taxes	1,113,000	1,744,000
Consolidated net income	$3,282,000	$6,756,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived asset information by geographic area:

	Years Ended December 31,
	2022	2021

Net sales by geographic region
United States	$60,489,000	$65,844,000
International	1,492,000	2,793,000

Consolidated net sales	$61,981,000	$68,637,000

	As of December 31,
	2022	2021
Long-lived assets by geographic region
United States	$4,380,000	$4,623,000
International	1,362,000	1,441,000

Consolidated total long-lived assets	$5,742,000	$6,064,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2022, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2022	2021

Building Supply	$3,395,000	$3,600,000
Disposable Protective Apparel	1,327,000	1,419,000
Total segment assets	4,722,000	5,019,000

Unallocated corporate assets	1,076,000	1,103,000
Total consolidated assets	$5,798,000	$6,122,000

16.	Concentration of Risk

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2022 and 2021, and 10% or more of net sales for the years ended December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021

Accounts Receivable:
Customer A	47%	13%
Customer B	*	19%
Customer C	17%	*

Net sales:
Customer A	20%	21%
Customer B	15%	13%
Customer C	10%	*

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2022 or December 31, 2021.

17.	Employment Agreements

The Company has entered into an employment agreement with its current President and Chief Executive Officer, which has a term of approximately five years and which renews in accordance with its terms. The agreement provides that, if the officer’s employment is terminated without cause, as defined in the agreements, the officer is entitled to receive certain severance payments. If termination occurs due to retirement, the officer will enter into a four-year consulting arrangement with the Company at a specified percentage of the officer’s then current salary. Upon death or disability, the Company will also make certain payments to the officer or the officer’s estate or beneficiary, as applicable.

18.	Related Party Transactions

During 2022, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7.

19.	Revisions of Previously Issued Unaudited Consolidated Financial Statements (unaudited)

The tables below show the effects of corrections of errors in the Company’s previously issued unaudited quarterly financial statements. The adjustments for the periods presented relate to the same matters discussed in Note 2. Specifically, for each period:

-	Equity investment in unconsolidated affiliate has been adjusted to record gains or losses due to translations in foreign currency.

-	Total shareholder’s equity has been revised to record the AOCL in relation to gains or losses due to translations in foreign currency.

-	Statements of Comprehensive income has been added to record other comprehensive income due to gains or losses due to translations in foreign currency.

The impact on the interim consolidated statement of balance sheets, consolidated statement of comprehensive income and consolidated statement of equity for all periods presented are as follows:

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Balance Sheets
	March 31, 2022			March 31, 2021
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Assets

Equity investment in unconsolidated affiliate	$6,169,000	$(1,022,000)	$5,147,000	$5,871,000	$(881,000)	$4,990,000

Total assets	$67,769,000	$(1,022,000)	$66,747,000	$68,454,000	$(881,000)	$67,573,000

Shareholders' equity:
Retained earnings	$63,311,000	$-	$63,311,000	$61,648,000	$-	$61,648,000
Accumulated other comprehensive loss	-	(1,022,000)	(1,022,000)	-	(881,000)	(881,000)
Total shareholders' equity	63,441,000	(1,022,000)	62,419,000	61,782,000	(881,000)	60,901,000
Total liabilities and shareholders' equity	$67,769,000	$(1,022,000)	$66,747,000	$68,454,000	$(881,000)	$67,573,000

Consolidated Statements of Comprehensive Income

	Three Months ended March 31, 2022			Three Months ended March 31, 2021

	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

Net Income	$1,522,000	$-	$1,522,000	$3,719,000	$-	$3,719,000
Other comprehensive loss- foreign currency translation loss	-	(152,000)	(152,000)	-	(108,000)	(108,000)
Comprehensive income	$1,522,000	$(152,000)	$1,370,000	$3,719,000	$(108,000)	$3,611,000

Consolidated Balance Sheets
	June 30, 2022			June 30, 2021
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Assets

Equity investment in unconsolidated affiliate	$6,219,000	$(1,287,000)	$4,932,000	$6,059,000	$(802,000)	$5,257,000

Total assets	$67,981,000	$(1,287,000)	$66,694,000	$67,606,000	$(802,000)	$66,804,000

Shareholders' equity:
Retained earnings	$63,108,000	$-	$63,108,000	$62,130,000	$-	$62,130,000
Accumulated other comprehensive loss	-	(1,287,000)	(1,287,000)	-	(802,000)	(802,000)
Total shareholders' equity	63,236,000	(1,287,000)	61,949,000	62,262,000	(802,000)	61,460,000
Total liabilities and shareholders' equity	$67,981,000	$(1,287,000)	$66,694,000	$67,606,000	$(802,000)	$66,804,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Three Months ended June 30, 2022			Three Months ended June 30, 2021

	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

Net Income	$693,000	$-	$693,000	$1,671,000	$-	$1,671,000
Other comprehensive income (loss) - foreign currency translation gain (loss)	-	(265,000)	(265,000)	-	79,000	79,000
Comprehensive income	$693,000	$(265,000)	$428,000	$1,671,000	$79,000	$1,750,000

Consolidated Statements of Comprehensive Income

	Six Months ended June 30, 2022			Six Months ended June 30, 2021

	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

Net Income	$2,215,000	$-	$2,215,000	$5,390,000	$-	$5,390,000
Other comprehensive loss- foreign currency translation loss	-	(417,000)	(417,000)	-	(29,000)	(29,000)
Comprehensive income	$2,215,000	$(417,000)	$1,798,000	$5,390,000	$(29,000)	$5,361,000

Consolidated Balance Sheets
	September 30, 2022			September 30, 2021
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Assets

Equity investment in unconsolidated affiliate	$6,207,000	$(1,424,000)	$4,783,000	$6,172,000	$(989,000)	$5,183,000

Total assets	$66,505,000	$(1,424,000)	$65,081,000	$68,014,000	$(989,000)	$67,025,000

Shareholders' equity:
Retained earnings	$62,559,000	$-	$62,559,000	$62,596,000	$-	$62,596,000
Accumulated other comprehensive loss	-	(1,424,000)	(1,424,000)	-	(989,000)	(989,000)
Total shareholders' equity	62,685,000	(1,424,000)	61,261,000	62,728,000	(989,000)	61,739,000
Total liabilities and shareholders' equity	$66,505,000	$(1,424,000)	$65,081,000	$68,014,000	$(989,000)	$67,025,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Three Months ended September 30, 2022			Three Months ended September 30, 2021

	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

Net Income	$503,000	$-	$503,000	$766,000	$-	$766,000
Other comprehensive loss- foreign currency translation loss	-	(137,000)	(137,000)	-	(187,000)	(187,000)
Comprehensive income	$503,000	$(137,000)	$366,000	$766,000	$(187,000)	$579,000

Consolidated Statements of Comprehensive Income

	Nine Months ended September 30, 2022			Nine Months ended September 30, 2021

	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Revised

Net Income	$2,718,000	$-	$2,718,000	$6,156,000	$-	$6,156,000
Other comprehensive loss- foreign currency translation loss	-	(554,000)	(554,000)	-	(216,000)	(216,000)
Comprehensive income	$2,718,000	$(554,000)	$2,164,000	$6,156,000	$(216,000)	$5,940,000

20.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2022 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the material weaknesses identified and described in the Management report on internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented a change in its internal controls related to the foreign currency translation for its equity investment in its unconsolidated affiliate. Other than this change, during the fourth quarter of the year ended December 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2022.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2022 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	410,615	$ 3.50	1,756,142(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	410,615	$ 3.50	1,756,142
(1)	Represents 1,756,142 shares of common stock issuable pursuant to our 2020 Plan.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2022.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2022 and 2021;

Consolidated Statements of Income – Years Ended December 31, 2022 and 2021;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2022 and 2021;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2022 and 2021;

Consolidated Statements of Cash Flows – Years Ended December 31, 2022 and 2021;

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules.

The financial statement schedules pursuant to this Item are not included herein because they are not required for a smaller reporting company.

(a)(3)&(b)	Exhibits.

The following exhibits are filed with this report or incorporated by reference:

Item 16.	Form 10-K Summary.

The Company has elected not to provide a summary of the information contained in this report at this time.

EXHIBIT INDEX

ITEM 15(a)(3)

Exhibit No.	Description
3.1.1	Certificate of Incorporation of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3(f) to Form 10-K for the year ended December 31, 1994, filed on March 31, 1995 (File No. 000-19893) (P).
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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 000-19893).
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

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-K for the period ended December 31, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

(P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE: March 16, 2023	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE: March 16, 2023	BY:	/s/ Colleen McDonald
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