Form 10-Q
period 2023-03-31
ALPHA PRO TECH LTD
filed 2023-05-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-15725

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2023
Common Stock, $0.01 par value	12,188,206 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$13,821,000	$16,290,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 as of March 31, 2023 and $45,000 as of December 31, 2022	8,406,000	5,382,000
Accounts receivable, related party	726,000	1,591,000
Inventories	24,094,000	24,397,000
Prepaid expenses	4,712,000	4,902,000
Total current assets	51,759,000	52,562,000

Property and equipment, net	5,788,000	5,742,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	1,000	1,000
Right-of-use assets	1,488,000	1,725,000
Equity investment in unconsolidated affiliate	4,964,000	4,718,000
Total assets	$64,055,000	$64,803,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$383,000	$674,000
Accrued liabilities	387,000	833,000
Lease liabilities	903,000	899,000
Total current liabilities	1,673,000	2,406,000

Lease liabilities, net of current portion	632,000	875,000
Deferred income tax liabilities, net	764,000	764,000
Total liabilities	3,069,000	4,045,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 12,135,556 and 12,226,306 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	122,000	123,000
Retained earnings	62,216,000	62,124,000
Accumulated other comprehensive loss	(1,352,000)	(1,489,000)
Total shareholders' equity	60,986,000	60,758,000
Total liabilities and shareholders' equity	$64,055,000	$64,803,000

(1) The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net sales	$13,800,000	$17,661,000

Cost of goods sold, excluding depreciation and amortization	8,818,000	11,219,000

Gross profit	4,982,000	6,442,000

Operating expenses:
Selling, general and administrative	4,313,000	4,306,000
Depreciation and amortization	243,000	212,000

Total operating expenses	4,556,000	4,518,000

Income from operations	426,000	1,924,000

Other income:
Equity in income of unconsolidated affiliate	109,000	49,000
Interest income, net	158,000	1,000

Total other income	267,000	50,000

Income before provision for income taxes	693,000	1,974,000

Provision for income taxes	141,000	452,000

Net income	$552,000	$1,522,000

Basic earnings per common share	$0.05	$0.12

Diluted earnings per common share	$0.05	$0.12

Basic weighted average common shares outstanding	12,150,067	13,058,871

Diluted weighted average common shares outstanding	12,193,602	13,159,490

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net income	$552,000	$1,522,000
Other comprehensive income (loss)- foreign currency translation gain (loss)	137,000	(153,000)

Comprehensive income	$689,000	$1,369,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	12,226,306	$123,000	$-	$62,124,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired	(200,000)	(2,000)	(22,000)	(809,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	-	349,000	-	350,000
Total comprehensive income	-	-	-	-	137,000	137,000
Balance as of March 31, 2023	12,135,556	$122,000	$-	$62,216,000	$(1,352,000)	$60,986,000

For the Three Months Ended March 31, 2022

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$(869,000)	$61,751,000
Net income	-	-	-	1,522,000	-	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	-	(756,000)
Stock-based compensation expense	-	-	55,000	-	-	55,000
Total comprehensive loss	-	-	-	-	(153,000)	(153,000)
Balance as of March 31, 2022	12,945,341	$130,000	$-	$63,311,000	$(1,022,000)	$62,419,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$552,000	$1,522,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	22,000	55,000
Depreciation and amortization	243,000	212,000
Equity in income of unconsolidated affiliate	(109,000)	(49,000)
Operating lease expense, net of accretion	237,000	228,000
Changes in operating assets and liabilities:
Accounts receivable, net	(3,024,000)	(3,814,000)
Accounts receivable, related party	865,000	(214,000)
Inventories	303,000	1,086,000
Prepaid expenses	190,000	736,000
Accounts payable and accrued liabilities	(737,000)	(714,000)
Lease liabilities	(239,000)	(227,000)

Net cash used in operating activities	(1,697,000)	(1,179,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(289,000)	(133,000)

Net cash used in investing activities	(289,000)	(133,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	350,000	-
Repurchase of common stock	(833,000)	(756,000)

Net cash used in financing activities	(483,000)	(756,000)

Decrease in cash	(2,469,000)	(2,068,000)

Cash and cash equivalents, beginning of the period	16,290,000	16,307,000

Cash and cash equivalents, end of the period	$13,821,000	$14,239,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The Company’s products are sold under the "Alpha Pro Tech" brand name as well as under private label and are predominantly sold in the United States of America (“U.S.”).

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on March 16, 2023. The results of operations for the three months ended March 31, 2023 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was prepared using information from the audited consolidated balance sheet contained in the 2022 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of March 31, 2023 that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Stock-Based Compensation

The Company previously granted stock options to employees and non-employee directors under a stock option plan (the “2004 Option Plan”). Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date. The 2004 Option Plan provides for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Option Plan, approximately 5,009,750 options (taking into account cancelled and expired options that were added back to the plan reserve) had been granted as of December 31, 2020. Due to the cancelation and expiration of options, the 2004 Plan had 1,305,251 options available to grant at the time the 2004 Plan was replaced in 2020.

At the Company’s 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options and restricted stock awards, over the determined requisite service period, which is generally ratably over the vesting term.

For the three months ended March 31, 2023 and 2022, no stock options were granted under the 2004 Option Plan or the 2020 Incentive Plan. The Company recognized $3,000 and $28,000 in stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively, related to outstanding options previously granted under the 2004 Option Plan. For the three months ended March 31, 2023 and 2022, no restricted stock awards were granted under the 2020 Incentive Plan. The Company recognized $18,000 and $27,000 in compensation expense associated with outstanding restricted stock awards for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $44,000 of total unrecognized compensation cost related to outstanding restricted stock awards was expected to be recognized over a weighted-average remainder period of 0.63 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the three months ended March 31, 2023:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2022	410,615	$3.50
Granted to employees and non-employee directors	-	-
Exercised	109,250	3.20
Canceled/expired/forfeited	-	-
Options outstanding, March 31, 2023	301,365	3.61

Options exercisable, March 31, 2023	286,665	3.59

As of March 31, 2023, $33,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 4.48 years.

4.	Recent Accounting Pronouncements

Management periodically reviews new accounting standards that are issued. Management has not identified any new standards that it believes merit further discussion at this time.

5.	Inventories

As of March 31, 2023 and December 31, 2022, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2023	2022

Raw materials	$12,220,000	$13,018,000
Work in process	3,013,000	2,225,000
Finished goods	8,861,000	9,154,000
	$24,094,000	$24,397,000

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

The capital from the initial funding and a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, were utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 139,000 square foot building for manufacturing building products; (2) a 121,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 23,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 159,000 square foot facility (rented) for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2023, or December 31, 2022. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended March 31, 2023 and 2022, the Company purchased $5,036,000 and $6,183,000 of inventories, respectively, from Harmony. For the three months ended March 31, 2023 and 2022, the Company sold $0 and $258,000 of inventories, respectively, to Harmony. For the three months ended March 31, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $109,000 and $49,000, respectively, related to Harmony.

As of March 31, 2023, the Company’s investment in Harmony was $4,964,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,885,000, less $942,000 in repayments of an advance $77,000 in payments of dividends and $1,352,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

Payroll expenses and taxes payable	$337,000	$138,000
Commissions and bonuses payable and general accrued liabilities	50,000	695,000
Total accrued liabilities	$387,000	$833,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Net income (numerator)	$552,000	$1,522,000

Shares (denominator):
Basic weighted average common shares outstanding	12,150,067	13,058,871
Add: dilutive effect of common stock options	43,535	100,619

Diluted weighted average common shares outstanding	12,193,602	13,159,490

Earnings per common share:
Basic	$0.05	$0.12

Diluted	$0.05	$0.12

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,352,000 and $1,489,000 as of March 31, 2023 and December 31, 2022, respectively.

10.	Activity of Business Segments

The Company operates through two business segments:

(1) Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and housewrap accessories including window and door flashing and seam tape, and synthetic roof underlayment, as well as other woven material. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Building Supply	$8,631,000	$10,237,000
Disposable Protective Apparel	5,169,000	7,424,000
Consolidated net sales	$13,800,000	$17,661,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Building Supply	$956,000	$1,667,000
Disposable Protective Apparel	784,000	1,701,000
Total segment income	1,740,000	3,368,000

Unallocated corporate overhead expenses	1,047,000	1,394,000
Provision for income taxes	141,000	452,000
Consolidated net income	$552,000	$1,522,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Building Supply	$3,486,000	$3,395,000
Disposable Protective Apparel	1,298,000	1,327,000
Total segment assets	4,784,000	4,722,000

Unallocated corporate assets	1,060,000	1,076,000
Total consolidated assets	$5,844,000	$5,798,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Net sales by geographic region
United States	$13,694,000	$17,076,000
International	106,000	585,000

Consolidated net sales	$13,800,000	$17,661,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2023 and 2022, the Company generated approximately $45,000 and $474,000, respectively, in sales from Canada. No country other than the United States was significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Long-lived assets by geographic region
United States	$4,460,000	$4,380,000
International	1,328,000	1,362,000

Consolidated total long-lived assets	$5,788,000	$5,742,000

12.	Related Party Transactions

As of March 31, 2023, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2025. The Company’s primary operating lease commitments at March 31, 2023 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah.

As of March 31, 2023, the Company had operating lease right-of-use assets of $1,488,000 and operating lease liabilities of $1,535,000. As of March 31, 2023, the Company did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $322,000, during the three months ended March 31, 2023.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2023 were as follows:

March 31,
2023
Remaining nine months of 2023	$763,000
2024	484,000
2025	365,000
Total future minimum lease payments	1,612,000
Less imputed interest	(77,000)
Total lease liabilities	$1,535,000

As of March 31, 2023, the weighted average remaining lease term of the Company’s operating leases was 1.9 years. During the three months ended March 31, 2023, the weighted average discount rate with respect to these leases was 4.07%.

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

15.	Contingencies

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of March 31, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit has not been resolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of March 31, 2023. Any recovery will be recorded when received.

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

16.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2023 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2023 and 2024, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	We are exposed to foreign currency exchange risks related to our unconsolidated affiliate operations in India
●

Failure to remediate the material weakness in our internal control over financial reporting could result in us being unable to accurately and timely report our financial results or comply with the requirements of being a public company, which would adversely affect us

●	We are subject to risks associated with our joint venture.
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

●	Global economic conditions could adversely affect the Company’s business and financial results.
●	Our joint venture may present risks that are only present when third parties are involved.
●	Global economic conditions could adversely affect the Company’s business and financial results.
●	We are subject to risks related to climate change and natural disasters or other events beyond our control.

Alpha Pro Tech, Ltd.

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

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2022 Form 10-K. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Where to find more information about us. We make available, free of charge, on our website (http://www.alphaprotech.com) our most recent Annual Report on Form 10-K, any Current Reports on Form 8-K furnished or filed since our most recent Annual Report on Form 10-K, and any amendments to such reports, as soon as reasonably practicable following the electronic filing of such reports with the SEC. In addition, in accordance with SEC rules, we provide paper copies of our filings free of charge upon request.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 3 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2022 Form 10-K. Since December 31, 2022, there have been no material changes to our critical accounting policies and estimates as described in the 2022 Form 10-K.

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

Our products are grouped into two business segments: (i) the Building Supply segment, consisting of construction weatherization products, such as housewrap and housewrap accessories and synthetic roof underlayment as well as other woven material; and (ii) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Gross profit	36.1%	36.5%
Selling, general and administrative expenses	31.3%	24.4%
Income from operations	3.1%	10.9%
Income before provision for income taxes	5.0%	11.2%
Net income	4.0%	8.6%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Sales. Consolidated sales for the quarter ended March 31, 2023 decreased to $13,800,000, from $17,661,000 for the quarter ended March 31, 2022, representing a decrease of $3,861,000, or 21.9%. This decrease consisted of decreased sales in both the Building Supply segment of $1,606,000 and the Disposable Protective Apparel segment of $2,255,000.

Building Supply Segment

Building Supply segment sales for the quarter ended March 31, 2023 decreased by $1,606,000, or 15.7%, to $8,631,000, compared to $10,237,000 for the quarter ended March 31, 2022. The Building Supply segment decrease during the quarter ended March 31, 2023 was primarily due to a 6.9% decrease in sales of housewrap, a 28.7% decrease in sales of synthetic roof underlayment and a 5.6% decrease in sales of other woven material.

The sales mix of the Building Supply segment for the quarter ended March 31, 2023 was approximately 41% for synthetic roof underlayment, 45% for housewrap and 14% for other woven material. That is compared to approximately 48% for synthetic roof underlayment, 40% for housewrap and 12% for other woven material for the quarter ended March 31, 2022. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The Building Supply segment showed some weakness in sales in the first quarter of 2023, due to a significant decrease in demand for new home starts as a result of interest rates hikes and economic uncertainty, as well as high levels of inventory on the dealer and distributor side. In the first quarter of 2023, single family housing starts were down 28.6% compared to the same period a year ago. Overall, sales of housewrap products and accessories were down only 6.9%, which is much better than the slowdown in housing starts. Sales of our REX Wrap® and REX Wrap Plus®, our entry level housewrap products, were down 13.0%, despite the major decrease in housing starts as we have continued to acquire new dealers across the country. Management is encouraged by our growth opportunities in REX™ Wrap Fortis, our premium housewrap line, as we continue to make inroads into the multi-family and commercial construction sector as evidenced by an increase of 21.6% in sales in the first quarter of 2023. This is also evident with a 65% increase in sales of housewrap accessories, REXTREME Window and Door Flashing and REX™ Premium Seam Tape, in the first quarter of 2023. Based on product information provided to a growing number of architects who could specify our products as well as the number of jobs we are specified on and the growth of additional bids taking place, Management expects that we will see positive trends relative to the industry for both our entry level and premium housewrap product lines.

Alpha Pro Tech, Ltd.

Synthetic roof underlayment sales have been significantly affected by the factors mentioned above as well as a push in the market to reduce product selling prices. Synthetic roof underlayment sales were down 28.7% in the first quarter of 2023 compared to the first quarter of 2022, while our actual volume shipped has not been affected nearly as much due to price reductions. Management believes that as we move into the year, we should see a rebound in sales as inventory is alleviated at the dealer and distribution levels. In addition, we are preparing to launch our new line of self-adhered roofing products which we expect will bring additional revenue to our current synthetic roof underlayment line of products.

There is uncertainty in the economy in relation to interest rates and a possible recession and the continued slowdown in building that could impact the Building Supply segment, but we are encouraged regarding the future growth potential for this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the quarter ended March 31, 2023 decreased by $2,255,000, or 30.4%, to $5,169,000, compared to $7,424,000 for the same period of 2022. This segment experienced an increase of 10.6% in sales of disposable protective garments, offset by a 75.2% decrease in sales of face masks and an 81.0% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the quarter ended March 31, 2023 was approximately 85% for disposable protective garments, 11% for face masks and 4% for face shields. This sales mix is compared to approximately 53% for disposable protective garments, 31% for face masks and 16% for face shields for the quarter ended March 31, 2022.

Sales of disposable protective garments in the first quarter of 2023 were up 10.6% as our channel partners and our end customers are working through their inventory and their ordering patterns return to normal. Face mask and face shield sales are still suffering from the COVID-19 residual excess inventories at the distributor level. Comparatively, sales of face masks and face shields were inordinately high during the first quarter of 2022 due to the ongoing demand for COVID-19 products.

During the three months ended March 31, 2023, our Disposable Protective Apparel sales and marketing team presented at numerous national trade shows and distributor meetings for the first time in three years. We are at a point where our team is now directly interacting with our channel partners and end-customers on a regular basis. We are also engaged in many product demonstrations and evaluations in the marketplace. To that end, we just signed an agreement with a larger channel partner and together, we expect to open new doors leading to organic growth.

Gross Profit. Gross profit decreased by $1,460,000, or 22.7%, to $4,982,000 for the quarter ended March 31, 2023, from $6,442,000 for the quarter ended March 31, 2022. The gross profit margin was 36.1% for the quarter ended March 31, 2023, compared to 36.5% for the quarter ended March 31, 2022.

The gross profit margin is being negatively affected by inventory purchased during last year, which incurred high ocean freight and other transportation costs. Ocean freight rates have come down significantly since the latter part of the fourth quarter but our lower cost inventory will start to be sold in the coming months. Management expects the gross profit margin to improve in 2023, although continuing inflationary pressures could affect such improvements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7,000, or 0.2%, to $4,313,000 for the quarter ended March 31, 2023, from $4,306,000 for the quarter ended March 31, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 31.3% for the quarter ended March 31, 2023, from 24.4% for the same period of 2022, primarily as a result of lower net sales.

Alpha Pro Tech, Ltd.

The change in expenses by segment for the quarter ended March 31, 2023 was as follows: Disposable Protective Apparel was up $22,000, or 1.8%; Building Supply was up $174,000, or 10.2%; and corporate unallocated expenses were down $189,000, or 13.9%. The increase in the Disposable Protective Apparel segment expenses was primarily related to marketing and sales travel expenses, partially offset by decreased employee compensation. The increase in the Building Supply segment expenses was related to increased employee compensation, insurance and travel expenses, partially offset by decreased commission expense. The decrease in corporate unallocated expenses was primarily due to decreased accrued bonuses, stock option and restricted stock expenses and foreign exchange expense.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $37,000 was accrued for the quarter ended March 31, 2023, compared to $104,000 for the quarter ended March 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense increased by $31,000, or 14.6%, to $243,000 for the quarter ended March 31, 2023, from $212,000 for the quarter ended March 31, 2022. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $1,498,000, or 77.9%, to $426,000 for the quarter ended March 31, 2023, compared to $1,924,000 for the quarter ended March 31, 2022. The decreased income from operations was primarily due to a decrease in gross profit of $1,460,000, an increase in selling, general and administrative expenses of $7,000 and an increase in depreciation and amortization expense of $31,000. Income from operations as a percentage of net sales for the quarter ended March 31, 2023 was 3.1%, compared to 10.9% for the same period of 2022.

Other Income. Other income increased by $217,000, to $267,000 for the quarter ended March 31, 2023, from $50,000 for the same period of 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $60,000 and an increase in interest income of $157,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the quarter ended March 31, 2023 was $693,000, compared to income before provision for income taxes of $1,974,000 for the same period of 2022, representing a decrease of $1,281,000, or 64.9%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $1,498,000, partially offset by an increase in other income of $217,000.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2023 was $141,000, compared to $452,000 for the same period of 2022. The estimated effective tax rate was 20.3% for the quarter ended March 31, 2023, compared to 22.9% for the quarter ended March 31, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the quarter ended March 31, 2023 was $552,000, compared to net income of $1,522,000 for the same period of 2022, representing a decrease of $970,000, or 63.7%. The net income decrease comparing the first quarter of 2023 and 2022 was due to a decrease in income from operations of $1,498,000 partially offset by an increase in other income of $217,000, resulting in a decrease in income before provision for income taxes of $1,281,000, partially offset by a decrease in provision for income taxes of $311,000. Net income as a percentage of net sales for the quarter ended March 31, 2023 was 4.0%, and net income as a percentage of net sales for the same period of 2022 was 8.6%. Basic earnings per common share for the quarter ended March 31, 2023 and 2022 were $0.05 and $0.12, respectively. Diluted earnings per common share for the quarter ended March 31, 2023 and 2022 were $0.05 and $0.12, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had cash and cash equivalents (“cash”) of $13,821,000 and working capital of $50,086,000. As of March 31, 2023, the Company’s current ratio (current assets/current liabilities) was 31:1, compared to a current ratio of 22:1 as of December 31, 2022. Cash decreased by 15.2%, or $2,469,000 to $13,821,000 as of March 31, 2023, compared to $16,290,000 as of December 31, 2022, and working capital decreased by $70,000 from $50,156,000 as of December 31, 2022. The decrease in cash from December 31, 2022, was due to cash used in operating activities of $1,697,000, cash used in investing activities of $289,000 and cash used in financing activities of $483,000.

Net cash used in operating activities of $1,697,000 for the three months ended March 31, 2023 was due to net income of $552,000, as adjusted primarily by the following: stock-based compensation expense of $22,000, depreciation and amortization expense of $243,000, equity in income of unconsolidated affiliate of $109,000, operating lease expense net of accretion of $237,000, an increase in accounts receivable of $3,024,000, a decrease in accounts receivable related party of $865,000, a decrease in prepaid expenses of $190,000, a decrease in inventory of $303,000, a decrease in accounts payable and accrued liabilities of $737,000, and a decrease in lease liabilities of $239,000, all compared to December 31, 2022.

Accounts receivable increased by $2,159,000, or 31.0%, to $9,132,000 as of March 31, 2023, from $6,973,000 as of December 31, 2022. The increase in accounts receivable was primarily related to increased payment terms to our major international channel partner and to higher sales in March 2023 compared to December 2022. The number of days that sales remained outstanding as of March 31, 2023, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 35 days as of December 31, 2022.

Inventory decreased by $303,000, or 1.2%, to $24,094,000 as of March 31, 2023, from $24,397,000 as of December 31, 2022. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $181,000, or 1.3%, to $14,204,000 and a decrease in inventory for the Building Supply segment of $122,000, or 1.2%, to $9,890,000.

Prepaid expenses decreased by $190,000, or 3.9%, to $4,712,000 as of March 31, 2023, from $4,902,000 as of December 31, 2022. The decrease was primarily due to decreased prepaid inventory, partially offset by increased prepayments for insurance.

Right-of-use assets as of March 31, 2023, decreased by $237,000 to $1,488,000 from $1,725,000 as of December 31, 2022, as a result of amortization of the balance.

Lease liabilities as of March 31, 2023, decreased by $239,000 to $1,535,000 from $1,774,000 as of December 31, 2022. The decrease in the lease liabilities was the result of lease payments made during the year.

Accounts payable and accrued liabilities as of March 31, 2023 decreased by $737,000, or 48.9%, to $770,000, from $1,507,000 as of December 31, 2022. The decrease was primarily due to a decrease in accrued bonuses and payroll.

Net cash used in investing activities was $289,000 for the three months ended March 31, 2023, compared to net cash used in investing activities of $133,000 for the same period of 2022. Investing activities for the three months ended March 31, 2023 and 2022 consisted of the purchase of property and equipment.

Net cash used in financing activities was $483,000 for the three months ended March 31, 2023, compared to net cash used in financing activities of $756,000 for the same period of 2022. Net cash used in financing activities for the three months ended March 31, 2023 resulted from the payment of $833,000 for the repurchase of common stock partially offset by the proceeds of $350,000 from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2022 resulted from the payment of $756,000 for the repurchase of common stocks.

As of March 31, 2023, we had $1,362,000 available for additional stock purchases under our stock repurchase program. During the three months ended March 31, 2023, we repurchased 200,000 shares of common stock at a cost of $833,000. As of March 31, 2023, we had repurchased a total of 19,660,617 shares of common stock at a cost of approximately $47,158,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Alpha Pro Tech, Ltd.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of March 31, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit remains unresolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of March 31, 2023. Any recovery will be recorded when received.

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

ITEM 1A.  RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2022 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2023	79,000	$4.11	79,000	$1,868,000
February 1 - 28, 2023	28,300	4.22	28,300	1,748,000
March 1 - 31, 2023	92,700	4.12	92,700	1,362,000
	200,000	$4.13	200,000

(1) On December 15, 2022, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $48,520,000 of common stock, of which $1,362,000 was available for repurchase as of March 31, 2023. The share repurchase plan expires on December 15, 2024.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Quarterly Report on Form 10-Q.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 10, 2023	BY:	/s/ Lloyd Hoffman

Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 10, 2023	BY:	/s/ Colleen McDonald

Colleen McDonald
Chief Financial Officer