Form 10-Q
period 2023-06-30
ALPHA PRO TECH LTD
filed 2023-08-09
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 1, 2023
Common Stock, $0.01 par value	11,913,206 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$15,349,000	$16,290,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 as of June 30, 2023 and $45,000 as of December 31, 2022	8,595,000	5,382,000
Accounts receivable, related party	926,000	1,591,000
Inventories	21,971,000	24,397,000
Prepaid expenses	5,421,000	4,902,000
Total current assets	52,262,000	52,562,000

Property and equipment, net	5,671,000	5,742,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	-	1,000
Right-of-use assets	1,264,000	1,725,000
Equity investment in unconsolidated affiliate	5,089,000	4,718,000
Total assets	$64,341,000	$64,803,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$653,000	$674,000
Accrued liabilities	494,000	833,000
Lease liabilities	777,000	899,000
Total current liabilities	1,924,000	2,406,000

Lease liabilities, net of current portion	532,000	875,000
Deferred income tax liabilities, net	764,000	764,000
Total liabilities	3,220,000	4,045,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 11,875,556 and 12,226,306 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	119,000	123,000
Retained earnings	62,333,000	62,124,000
Accumulated other comprehensive loss	(1,331,000)	(1,489,000)
Total shareholders' equity	61,121,000	60,758,000
Total liabilities and shareholders' equity	$64,341,000	$64,803,000

(1) The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$16,115,000	$17,373,000	$29,914,000	$35,034,000

Cost of goods sold, excluding depreciation and amortization	10,009,000	11,761,000	18,826,000	22,980,000
Gross profit	6,106,000	5,612,000	11,088,000	12,054,000

Operating expenses:
Selling, general and administrative	4,575,000	4,065,000	8,888,000	8,371,000
Depreciation and amortization	219,000	227,000	462,000	439,000
Total operating expenses	4,794,000	4,292,000	9,350,000	8,810,000

Income from operations	1,312,000	1,320,000	1,738,000	3,244,000

Other income:
Loss on fixed assets	-	(490,000)	-	(490,000)
Equity in income of unconsolidated affiliate	103,000	50,000	212,000	99,000
Interest income, net	169,000	10,000	327,000	11,000
Total other income	272,000	(430,000)	539,000	(380,000)

Income before provision for income taxes	1,584,000	890,000	2,277,000	2,864,000

Provision for income taxes	438,000	197,000	579,000	649,000

Net income	$1,146,000	$693,000	$1,698,000	$2,215,000

Basic earnings per common share	$0.10	$0.05	$0.14	$0.17

Diluted earnings per common share	$0.10	$0.05	$0.14	$0.17

Basic weighted average common shares outstanding	11,997,443	12,834,332	12,072,571	12,945,981

Diluted weighted average common shares outstanding	12,013,845	12,908,223	12,103,419	13,032,313

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$1,146,000	$693,000	$1,698,000	$2,215,000
Other comprehensive income (loss)- foreign currency translation gain (loss)	21,000	(265,000)	158,000	(418,000)
Comprehensive income	$1,167,000	$428,000	$1,856,000	$1,797,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	12,226,306	$123,000	$-	$62,124,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired	(200,000)	(2,000)	(371,000)	(460,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	349,000	-	-	350,000
Total comprehensive income	-	-	-	-	137,000	137,000
Balance as of March 31, 2023	12,135,556	122,000	-	62,216,000	(1,352,000)	60,986,000
Net income	-	-	-	1,146,000	-	1,146,000
Common stock repurchased and retired	(275,000)	(3,000)	(65,000)	(1,029,000)	-	(1,097,000)
Treasury stock excise tax	-	-	(11,000)	-	-	(11,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	15,000	-	54,000	-	-	54,000
Total comprehensive income	-	-	-	-	21,000	21,000
Balance as of June 30, 2023	11,875,556	$119,000	$-	$62,333,000	$(1,331,000)	$61,121,000

For the Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$(869,000)	$61,751,000
Net income	-	-	-	1,522,000	-	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	-	(756,000)
Stock-based compensation expense	-	-	55,000	-	-	55,000
Total comprehensive loss	-	-	-	-	(153,000)	(153,000)
Balance as of March 31, 2022	12,945,341	130,000	-	63,311,000	(1,022,000)	62,419,000
Net income	-	-	-	693,000	-	693,000
Common stock repurchased and retired	(225,500)	(2,000)	(62,000)	(896,000)	-	(960,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(265,000)	(265,000)
Balance as of June 30, 2022	12,728,173	$128,000	$-	$63,108,000	$(1,287,000)	$61,949,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,698,000	$2,215,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	44,000	87,000
Depreciation and amortization	462,000	439,000
Equity in income of unconsolidated affiliate	(212,000)	(99,000)
Operating lease expense, net of accretion	461,000	457,000
Changes in operating assets and liabilities:
Accounts receivable, net	(3,213,000)	(3,055,000)
Accounts receivable, related party	665,000	(214,000)
Inventories	2,426,000	1,812,000
Prepaid expenses	(519,000)	(175,000)
Accounts payable and accrued liabilities	(360,000)	(67,000)
Lease liabilities	(465,000)	(457,000)

Net cash provided by operating activities	987,000	943,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(390,000)	(222,000)

Net cash used in investing activities	(390,000)	(222,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	403,000	30,000
Repurchase of common stock	(1,930,000)	(1,716,000)
Treasury stock excise tax	(11,000)	-
	.
Net cash used in financing activities	(1,538,000)	(1,686,000)

Decrease in cash	(941,000)	(965,000)

Cash and cash equivalents, beginning of the period	16,290,000	16,307,000

Cash and cash equivalents, end of the period	$15,349,000	$15,342,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on March 16, 2023. The results of operations for the three and six months ended June 30, 2023 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was prepared using information from the audited consolidated balance sheet contained in the 2022 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of June 30, 2023 that it had no material contract assets and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

3.	Stock-Based Compensation

The Company previously granted stock options to employees and non-employee directors under a stock option plan (the “2004 Option Plan”). Stock options have been granted with exercise prices at or above the fair market value of the underlying shares of common stock on the date of grant. Options vest and expire according to terms established at the grant date. The 2004 Option Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Option Plan, approximately 5,009,750 options (taking into account cancelled and expired options that were added back to the plan reserve) had been granted as of December 31, 2020.

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

For the six months ended June 30, 2023 and 2022, no stock options or restricted stock awards were granted under the 2020 Incentive Plan. The Company recognized $7,000 and $87,000 in stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively, related to outstanding options previously granted under the 2004 Option Plan. The Company recognized $37,000 and $54,000 in compensation expense associated with outstanding restricted stock awards for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $26,000 of total unrecognized compensation cost related to outstanding restricted stock awards was expected to be recognized over a weighted-average remainder period of 0.38 years.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the six months ended June 30, 2023:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2022	410,615	$3.50
Granted to employees and non-employee directors	-	-
Exercised	124,250	3.25
Canceled/expired/forfeited	8,333	3.62
Options outstanding, June 30, 2023	278,032	3.61
Options exercisable, June 30, 2023	263,332	3.58

As of June 30, 2023, $30,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 4.23 years.

4.	Recent Accounting Pronouncements

Management periodically reviews new accounting standards that are issued. Management has not identified any new standards that it believes merit further discussion at this time.

5.	Inventories

As of June 30, 2023 and December 31, 2022, inventories net of reserves consisted of the following:

	June 30,	December 31,
	2023	2022

Raw materials	$11,114,000	$13,018,000
Work in process	3,689,000	2,225,000
Finished goods	7,168,000	9,154,000
	$21,971,000	$24,397,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2023, or December 31, 2022. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended June 30, 2023 and 2022, the Company purchased $4,834,000 and $5,676,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2023 and 2022, the Company purchased $9,870,000 and $11,859,000 of inventories, respectively, from Harmony. For the three months ended June 30, 2023 and 2022, the Company sold $200,000 and $0 of inventories, respectively, to Harmony. For the six months ended June 30, 2023 and 2022, the Company sold $200,000 and $258,000 of inventories, respectively, to Harmony. For the three months ended June 30, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $103,000 and $50,000, respectively, related to Harmony. For the six months ended June 30, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $212,000 and $99,000, respectively, related to Harmony.

As of June 30, 2023, the Company’s investment in Harmony was $5,089,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $5,987,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,331,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

Payroll expenses and taxes payable	$153,000	$138,000
Commissions and bonuses payable and general accrued liabilities	341,000	695,000
Total accrued liabilities	$494,000	$833,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (numerator)	$1,146,000	$693,000	$1,698,000	$2,215,000

Shares (denominator):
Basic weighted average common shares outstanding	11,997,443	12,834,332	12,072,571	12,945,981
Add: dilutive effect of common stock options	16,402	73,891	30,848	86,332

Diluted weighted average common shares outstanding	12,013,845	12,908,223	12,103,419	13,032,313

Earnings per common share:
Basic	$0.10	$0.05	$0.14	$0.17
Diluted	$0.10	$0.05	$0.14	$0.17

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,331,000 and $1,489,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Building Supply	$10,537,000	$10,817,000	$19,167,000	$21,054,000
Disposable Protective Apparel	5,578,000	6,556,000	10,747,000	13,980,000
Consolidated net sales	$16,115,000	$17,373,000	$29,914,000	$35,034,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Building Supply	$1,527,000	$1,915,000	$2,483,000	$3,582,000
Disposable Protective Apparel	1,324,000	223,000	2,108,000	1,923,000
Total segment income	2,851,000	2,138,000	4,591,000	5,505,000

Unallocated corporate overhead expenses	1,267,000	1,248,000	2,314,000	2,641,000
Provision for income taxes	438,000	197,000	579,000	649,000
Consolidated net income	$1,146,000	$693,000	$1,698,000	$2,215,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

Building Supply	$3,420,000	$3,395,000
Disposable Protective Apparel	1,269,000	1,327,000
Total segment assets	4,689,000	4,722,000

Unallocated corporate assets	1,037,000	1,076,000
Total consolidated assets	$5,726,000	$5,798,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales by geographic region
United States	$16,061,000	$16,740,000	$29,754,000	$33,815,000
International	54,000	633,000	160,000	1,219,000

Consolidated net sales	$16,115,000	$17,373,000	$29,914,000	$35,034,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended June 30, 2023 and 2022, the Company generated approximately $53,000 and $542,000, respectively, in sales from Canada. For the six months ended June 30, 2023 and 2022, the Company generated approximately $98,000 and $1,016,000, respectively, in sales from Canada. No country other than the United States was significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Long-lived assets by geographic region
United States	$4,384,000	$4,380,000
International	1,287,000	1,362,000

Consolidated total long-lived assets	$5,671,000	$5,742,000

12.	Related Party Transactions

As of June 30, 2023, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2025. The Company’s primary operating lease commitments as of June 30, 2023 related to the Company’s manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023, the Company had operating lease right-of-use assets of $1,264,000 and operating lease liabilities of $1,309,000. As of June 30, 2023, the Company did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $548,000, during the six months ended June 30, 2023.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of June 30, 2023 were as follows:

June 30,
2023
Remaining six months of 2023	$511,000
2024	484,000
2025	365,000
Total future minimum lease payments	1,360,000
Less imputed interest	(51,000)
Total lease liabilities	$1,309,000

As of June 30, 2023, the weighted average remaining lease term of the Company’s operating leases was 1.6 years. During the six months ended June 30, 2023, the weighted average discount rate with respect to these leases was 4.07%.

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

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of June 30, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit has not been resolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of June 30, 2023. Any recovery will be recorded when received.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2023 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

The following are some of the risks that could affect our financial performance or that could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	We are exposed to foreign currency exchange risks related to our unconsolidated affiliate operations in India.
●

Failure to remediate the material weakness in our internal control over financial reporting could result in us being unable to accurately and timely report our financial results or comply with the requirements of being a public company, which would adversely affect us.

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

Alpha Pro Tech, Ltd.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.9%	32.3%	37.1%	34.4%
Selling, general and administrative expenses	28.4%	23.4%	29.7%	23.9%
Income from operations	8.1%	7.6%	5.8%	9.3%
Income before provision for income taxes	9.8%	5.1%	7.6%	8.2%
Net income	7.1%	4.0%	5.7%	6.3%

Three and Six months ended June 30, 2023 compared to Three and Six months ended June 30, 2022

Sales. Consolidated sales for the quarter ended June 30, 2023 decreased to $16,115,000, from $17,373,000 for the quarter ended June 30, 2022, representing a decrease of $1,258,000, or 7.2%. This decrease consisted of decreased sales in both the Building Supply segment of $280,000 and the Disposable Protective Apparel segment of $978,000.

Building Supply segment sales for the quarter ended June 30, 2023 decreased by $280,000, or 2.6%, to $10,537,000, compared to $10,817,000 for the quarter ended June 30, 2022. The Building Supply segment had a record sales quarter in our core building products (house wrap and synthetic roof underlayment, excluding other woven material), including an increase in sales of housewrap of 17.6% and an increase in sales of synthetic roof underlayment of 0.9%, for an overall increase of 8.6%. Sales of other woven material decreased by 45.5% compared to the same period of 2022. The sales mix of the Building Supply segment for the quarter ended June 30, 2023 was approximately 40% for synthetic roof underlayment, 50% for housewrap and 10% for other woven material. That is compared to approximately 40% for synthetic roof underlayment, 42% for housewrap and 18% for other woven material for the quarter ended June 30, 2022. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housewrap market continues to be soft, due to a continued decrease in demand for new home starts as a result of interest rate hikes and economic uncertainty. In the second quarter of 2023, single family housing starts in the United States decreased by 14.5% compared to the same period a year ago. Our sales of housewrap and accessories, which increased by 17.6% in the second quarter of 2023 over the prior-year quarter, continue to significantly outperform the market through market diversification, product development and sales team expansion. Sales of our REX Wrap® and REX Wrap Plus®, our entry-level housewrap products, were up 11.6% over the prior-year quarter, despite the major decrease in housing starts, as we have continued to form relationships with additional dealers across the country. Management is encouraged by our growth opportunities with REX™ Wrap Fortis, our premium housewrap line, as we continue to make inroads into the multi-family and commercial construction sector, evidenced by an increase of 18.9% in sales in the second quarter of 2023. We also experienced a 195% increase in sales of housewrap accessories, REXTREME Window and Door Flashing and REX™ Premium Seam Tape, in the second quarter of 2023 over the prior-year quarter. Based on the number of jobs we are specified on and the potential for additional bids taking place, management expects that we will continue to see positive trends relative to the industry for both our entry level and premium housewrap product lines.

The synthetic roof underlayment market has also been significantly affected by the continued decrease in new home starts, as well as a push in the market to reduce product selling prices. Despite these pressures, synthetic roof underlayment sales also outperformed the market and were up 0.9% in the second quarter of 2023 compared to the second quarter of 2022. Management is encouraged by the trend in synthetic roof underlayment of it outperforming the market, especially as we should see an increase in sales as inventory is alleviated at the dealer and distribution level. In addition, we will be launching a new line of self-adhered roofing products in late 2023, which we expect will bring additional revenue to our synthetic roof underlayment line of products.

Alpha Pro Tech, Ltd.

Other woven material sales decreased in the second quarter of 2023 compared to the same period of 2022 by 45.5% due to decreased sales to our major customer, product overstocks and the aforementioned economic slowdown. We do not expect other woven material to be a growth driver in 2023, but these products only represent approximately 10% of the Building Supply segment sales.

Recent capital investments in our Building Supply segment are expected to increase production capacity, allowing us to react to spikes in new construction and multi-family housing starts more quickly than some competitors with multiple month lead-times due to overseas production and shipping. Continued growth in the Building Supply segment is expected through the market’s reception of our best-in-class warranties.  These include the highest and strongest coverages available in synthetic roof underlayment and full system warranties that apply to single-family, commercial and multi-family properties on our weather resistive barriers.

Sales for the Disposable Protective Apparel segment for the quarter ended June 30, 2023 decreased by $978,000, or 14.9%, to $5,578,000, compared to $6,556,000 for the same period of 2022. This segment experienced an increase of 7.6% in sales of disposable protective garments, offset by a 71.6% decrease in sales of face masks and an 84.4% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the quarter ended June 30, 2023 was approximately 93% for disposable protective garments, 5% for face masks and 2% for face shields. This sales mix is compared to approximately 74% for disposable protective garments, 14% for face masks and 12% for face shields for the quarter ended June 30, 2022.

Sales of disposable protective garments in the second quarter of 2023 were up 7.6% as our channel partners and our end customers are working through their inventory and their ordering patterns return to normal. In addition, our sales have been positively affected as we can now meet face-to-face with our distribution partners and end-customers, something we have not been able to do since 2020. Face mask and face shield sales are still suffering from the COVID-19 residual excess inventories at the distributor level. Comparatively, sales of face masks and face shields were higher than normal during the second quarter of 2022 due to the ongoing demand for COVID-19 products.

Consolidated sales for the six months ended June 30, 2023 decreased to $29,914,000 from $35,034,000 for the six months ended June 30, 2022, representing a decrease of $5,120,000, or 14.6%. This decrease consisted of decreased sales in the Building Supply segment of $1,887,000 and decreased sales in the Disposable Protective Apparel Segment of $3,233,000.

Alpha Pro Tech, Ltd.

Building Supply segment sales for the six months ended June 30, 2023 decreased by $1,887,000, or 9.0%, to $19,167,000, compared to $21,054,000 for the same period of 2022. Sales of our core building products were down 4.5% since December 31, 2022, as an increase in sales of housewrap of 6.0% over the prior-year period was more than offset by a decrease in sales of synthetic roof underlayment of 15.0%. This increase in sales of housewrap was despite a 21.1% decrease in single family housing starts compared to the same period a year ago. Sales of other woven material decreased by 29.8% compared to the same period of 2022.

The sales mix of the Building Supply segment for the six months ended June 30, 2023 was 41% for synthetic roof underlayment, 48% for housewrap and 11% for other woven material. This compared to 44% for synthetic roof underlayment, 41% for housewrap and 15% for other woven material for the six months ended June 30, 2022.

Sales for the Disposable Protective Apparel segment for the six months ended June 30, 2023 decreased by $3,233,000, or 23.1%, to $10,747,000, compared to $13,980,000 for the same period of 2022. This segment decrease was due to an 8.9% increase in sales of disposable protective garments, that was more than offset by a 74.2% decrease in sales of face masks, and an 82.4% decrease in sales of face shields.

Sales of disposable protective garments for the six months ended June 30, 2023 were up 8.9% for the reasons as discussed above in the three months ended June 30, 2023 section. Face mask and face shield sales continue to be affected by excess inventories at the distributor level and in the marketplace.

The sales mix of the Disposable Protective Apparel segment for the six months ended June 30, 2023 was 89% for disposable protective garments, 8% for face masks and 3% for face shields. This sales mix is compared to 63% for disposable protective garments, 23% for face masks and 14% for face shields for the six months ended June 30, 2022.

Gross Profit. Gross profit increased by $494,000, or 8.8%, to $6,106,000 for the quarter ended June 30, 2023, from $5,612,000 for the quarter ended June 30, 2022. The gross profit margin was 37.9% for the quarter ended June 30, 2023, compared to 32.3% for the quarter ended June 30, 2022.

Gross profit decreased by $966,000, or 8.0%, to $11,088,000 for the six months ended June 30, 2023, from $12,054,000 for the same period of 2022. The gross profit margin was 37.1% for the six months ended June 30, 2023, compared to 34.4% for the same period of 2022.

The gross profit margin in 2023 has been positively affected by ocean freight rates which have come down since the latter part of 2022. Management expects the gross profit margin to be in a similar range throughout the balance of 2023, although the sales mix could affect gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $510,000, or 12.5%, to $4,575,000 for the quarter ended June 30, 2023, from $4,065,000 for the quarter ended June 30, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 28.4% for the quarter ended June 30, 2023, from 23.4% for the same period of 2022.

The change in expenses by segment for the quarter ended June 30, 2023 was as follows: Disposable Protective Apparel expenses were down $79,000, or 6.2%; Building Supply expenses were up $412,000, or 26.3%; and corporate unallocated expenses were up $177,000, or 14.4%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, marketing and general factory expenses, partially offset by increased commission expenses. The increase in the Building Supply segment expenses was primarily related to increased employee compensation, insurance, travel expenses, marketing, commission and general factory expenses. The increase in corporate unallocated expenses was primarily due to employee compensation and professional fees.

Selling, general and administrative expenses increased by $517,000, or 6.2%, to $8,888,000 for the six months ended June 30, 2023, from $8,371,000 for the six months ended June 30, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 29.7% for the six months ended June 30, 2023, up from 23.9% for the same period of 2022.

The change in expenses by segment for the six months ended June 30, 2023 was as follows: Disposable Protective Apparel expenses were down $57,000, or 2.3%; Building Supply expenses were up $586,000, or 17.9%; and corporate unallocated expenses were down $12,000, or 0.5%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, partially offset by increased marketing expenses. The increase in the Building Supply segment expenses was related to increased employee compensation, marketing, travel, insurance and general factory expenses, partially offset by decreased commission expense. The decrease in corporate unallocated expenses was primarily due to decreased accrued bonuses, stock option and restricted stock expenses, rent expense and insurance, partially offset by increased professional fees.

Alpha Pro Tech, Ltd.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $83,000 was accrued for the three months ended June 30, 2023, compared to $47,000 for the three months ended June 30, 2022. A total of $120,000 has been accrued for the six months ended June 30, 2023, compared to $151,000 for the same period of 2022.

Depreciation and Amortization. Depreciation and amortization expense decreased by $8,000, or 3.5%, to $219,000 for the quarter ended June 30, 2023, from $227,000 for the quarter ended June 30, 2022. Depreciation and amortization expense increased by $23,000, or 5.2%, to $462,000 for the six months ended June 30, 2023, from $439,000 for the same period of 2022. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $8,000, or 0.6%, to $1,312,000 for the quarter ended June 30, 2023, compared to $1,320,000 for the quarter ended June 30, 2022. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $510,000, partially offset by an increase in gross profit of $494,000 and a decrease in depreciation and amortization expense of $8,000. Income from operations as a percentage of net sales for the quarter ended June 30, 2023 was 8.1%, compared to 7.6% for the same period of 2022.

Income from operations decreased by $1,506,000, or 46.4%, to $1,738,000 for the six months ended June 30, 2023, compared to $3,244,000 for the same period of 2022. The decreased income from operations was primarily due to a decrease in gross profit of $966,000, an increase in selling, general and administrative expenses of $517,000 and an increase in depreciation and amortization expense of $23,000. Income from operations as a percentage of net sales for the six months ended June 30, 2023 was 5.8%, compared to 9.3% for the same period of 2022.

Other Income. Other income increased by $702,000, to $272,000 for the quarter ended June 30, 2023, from a loss of $430,000 for the same period of 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $53,000 and an increase in interest income of $159,000. In addition, there was a loss on fixed assets of $490,000 during the same period of 2022 due to equipment for the Disposable Protective Apparel segment that was not delivered. The Company has filed a lawsuit in this matter (see Part II, Item 1, “Legal Proceedings,” for more information).

Other income increased by $919,000, to $539,000 for the six months ended June 30, 2023, from a loss of $380,000 for the same period of 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $113,000 and an increase in interest income of $316,000. In addition, as mentioned above, there was a loss on fixed assets of $490,000 during the same period of 2022.

Income before Provision for Income Taxes. Income before provision for income taxes for the quarter ended June 30, 2023 was $1,584,000, compared to income before provision for income taxes of $890,000 for the same period of 2022, representing an increase of $694,000, or 78.0%. This increase in income before provision for income taxes was due to an increase in other income of $702,000, partially offset by a decrease in income from operations of $8,000.

Income before provision for income taxes for the six months ended June 30, 2023 was $2,277,000, compared to income before provision for income taxes of $2,864,000 for the same period of 2022, representing a decrease of $587,000, or 20.5%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $1,506,000, partially offset by an increase in other income of $919,000.

Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2023 was $438,000, compared to $197,000 for the same period of 2022. The estimated effective tax rate was 27.7% for the quarter ended June 30, 2023, compared to 22.1% for the quarter ended June 30, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

The provision for income taxes for the six months ended June 30, 2023 was $579,000, compared to $649,000 for the same period of 2022. The estimated effective tax rate was 25.4% for the six months ended June 30, 2023, compared to 22.7% for the six months ended June 30, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the quarter ended June 30, 2023 was $1,146,000, compared to net income of $693,000 for the same period of 2022, representing an increase of $453,000, or 65.4%. The net income increase comparing the second quarter of 2023 and 2022 was due to an increase in income before provision for income taxes of $694,000, partially offset by an increase in provision for income taxes of $241,000. Net income as a percentage of net sales for the quarter ended June 30, 2023 was 7.1%, and net income as a percentage of net sales for the same period of 2022 was 4.0%. Basic and diluted earnings per common share for the quarter ended June 30, 2023 and 2022 were $0.10 and $0.05, respectively.

Net income for the six months ended June 30, 2023 was $1,698,000, compared to net income of $2,215,000 for the same period of 2022, representing a decrease of $517,000, or 23.3%. The net income decrease comparing the 2023 and 2022 periods was due to a decrease in income before provision for income taxes of $587,000, partially offset by a decrease in provision for income taxes of $70,000. Net income as a percentage of net sales for the six months ended June 30, 2023 was 5.7%, and net income as a percentage of net sales for the same period of 2022 was 6.3%. Basic and diluted earnings per common share for the six months ended June 30, 2023 and 2022 were $0.14 and $0.17, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had cash and cash equivalents (“cash”) of $15,349,000 and working capital of $50,338,000. As of June 30, 2023, the Company’s current ratio (current assets/current liabilities) was 27:1, compared to a current ratio of 22:1 as of December 31, 2022. Cash decreased by 5.8%, or $941,000 to $15,349,000 as of June 30, 2023, compared to $16,290,000 as of December 31, 2022, and working capital increased by $182,000 from $50,156,000 as of December 31, 2022. The decrease in cash from December 31, 2022, was due to cash used in investing activities of $390,000 and cash used in financing activities of $1,538,000 partially offset by cash provided by operating activities of $987,000.

Net cash provided by operating activities of $987,000 for the six months ended June 30, 2023 was due to net income of $1,698,000, as adjusted primarily by the following: stock-based compensation expense of $44,000, depreciation and amortization expense of $462,000, equity in income of unconsolidated affiliate of $212,000, operating lease expense net of accretion of $461,000, an increase in accounts receivable of $3,213,000, a decrease in accounts receivable related party of $665,000, an increase in prepaid expenses of $519,000, a decrease in inventory of $2,426,000, a decrease in accounts payable and accrued liabilities of $360,000, and a decrease in lease liabilities of $465,000, all compared to December 31, 2022.

Accounts receivable increased by $2,548,000, or 36.5%, to $9,521,000 as of June 30, 2023, from $6,973,000 as of December 31, 2022. The increase in accounts receivable was primarily related to higher sales in June 2023 compared to December 2022. The number of days that sales remained outstanding as of June 30, 2023, calculated by using an average of accounts receivable outstanding and annual revenue, was 53 days, compared to 35 days as of December 31, 2022.

Inventory decreased by $2,426,000, or 9.9%, to $21,971,000 as of June 30, 2023, from $24,397,000 as of December 31, 2022. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $1,155,000, or 8.0%, to $13,230,000 and a decrease in inventory for the Building Supply segment of $1,271,000, or 12.7%, to $8,741,000.

Alpha Pro Tech, Ltd.

Prepaid expenses increased by $519,000, or 10.6%, to $5,421,000 as of June 30, 2023, from $4,902,000 as of December 31, 2022. The increase was primarily due to increased prepaid inventory and increased prepayments for insurance.

Right-of-use assets as of June 30, 2023, decreased by $461,000 to $1,264,000 from $1,725,000 as of December 31, 2022, as a result of amortization of the balance.

Lease liabilities as of June 30, 2023, decreased by $465,000 to $1,309,000 from $1,774,000 as of December 31, 2022. The decrease in lease liabilities was the result of lease payments made during the six months ended June 30, 2023.

Accounts payable and accrued liabilities as of June 30, 2023, decreased by $360,000, or 23.9%, to $1,147,000, from $1,507,000 as of December 31, 2022. The decrease was primarily due to a decrease in accrued bonuses and commission.

Net cash used in investing activities was $390,000 for the six months ended June 30, 2023, compared to net cash used in investing activities of $222,000 for the same period of 2022. Investing activities for the six months ended June 30, 2023 and 2022 consisted of the purchase of property and equipment.

Net cash used in financing activities was $1,538,000 for the six months ended June 30, 2023, compared to net cash used in financing activities of $1,686,000 for the same period of 2022. Net cash used in financing activities for the six months ended June 30, 2023 resulted from the payment of $1,941,000 for the repurchase of common stock partially offset by the proceeds of $403,000 from the exercise of stock options. Net cash used in financing activities for the six months ended June 30, 2022 resulted from the payment of $1,716,000 for the repurchase of common stock partially offset by proceeds of $30,000 from the exercise of stock options.

As of June 30, 2023, we had $2,265,000 available for additional stock purchases under our stock repurchase program. During the six months ended June 30, 2023, we repurchased 475,000 shares of common stock at a cost of $1,930,000. As of June 30, 2023, we had repurchased a total of 20,135,617 shares of common stock at a cost of approximately $48,288,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of June 30, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit remains unresolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of June 30, 2023. Any recovery will be recorded when received.

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

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2023	82,500	$4.08	82,500	$1,023,000
May 1 - 31, 2023	153,200	3.77	153,200	418,000
June 1 - 30, 2023	39,300	3.84	39,300	2,265,000
	275,000	$3.87	275,000

(1) On December 15, 2022 the Company announced that the Board of Directors had authorized a $2,000,000. expansion of the Company’s existing share repurchase program. All the shares included in this table were purchased pursuant to this program. On June 22, 2023, the Company announced that the Board of Directors had authorized an additional $2,000,000 expansion of the program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $50,520,000 of common stock, of which $2,265,000 was available for repurchase as of June 30, 2023. The share repurchase plan expires on December 15, 2024.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd.’s Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 9, 2023	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	August 9, 2023	BY:	/s/ Colleen McDonald
Lloyd Hoffman
Chief Financial Officer