Form 10-Q
period 2023-09-30
ALPHA PRO TECH LTD
filed 2023-11-08
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 001-15725

Alpha Pro Tech, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Delaware, U.S.A.	63-1009183
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

53 Wellington Street East	L4G 1H6
Aurora, Ontario, Canada	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (905) 479-0654

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	APT	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2023
Common Stock, $0.01 par value	11,647,096 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2023	2022 (1)
Assets
Current assets:
Cash and cash equivalents	$18,163,000	$16,290,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 as of September 30, 2023 and $45,000 as of December 31, 2022	7,448,000	5,382,000
Accounts receivable, related party	992,000	1,591,000
Inventories	21,526,000	24,397,000
Prepaid expenses	4,558,000	4,902,000
Total current assets	52,687,000	52,562,000

Property and equipment, net	5,543,000	5,742,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	-	1,000
Right-of-use assets	1,210,000	1,725,000
Equity investment in unconsolidated affiliate	5,116,000	4,718,000
Total assets	$64,611,000	$64,803,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$320,000	$674,000
Accrued liabilities	885,000	833,000
Lease liabilities	777,000	899,000
Total current liabilities	1,982,000	2,406,000

Lease liabilities, net of current portion	474,000	875,000
Deferred income tax liabilities, net	764,000	764,000
Total liabilities	3,220,000	4,045,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 11,636,446 and 12,226,306 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	117,000	123,000
Retained earnings	62,757,000	62,124,000
Accumulated other comprehensive loss	(1,483,000)	(1,489,000)
Total shareholders' equity	61,391,000	60,758,000
Total liabilities and shareholders' equity	$64,611,000	$64,803,000

(1) The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$16,053,000	$14,722,000	$45,967,000	$49,756,000

Cost of goods sold, excluding depreciation and amortization	10,018,000	9,904,000	28,844,000	32,884,000
Gross profit	6,035,000	4,818,000	17,123,000	16,872,000

Operating expenses:
Selling, general and administrative	4,387,000	3,970,000	13,275,000	12,341,000
Depreciation and amortization	225,000	201,000	687,000	641,000
Total operating expenses	4,612,000	4,171,000	13,962,000	12,982,000

Income from operations	1,423,000	647,000	3,161,000	3,890,000

Other income (loss):
Loss on fixed assets	-	-	-	(490,000)
Equity in income (loss) of unconsolidated affiliate	180,000	(13,000)	392,000	87,000
Interest income, net	222,000	28,000	549,000	39,000
Total other income (loss)	402,000	15,000	941,000	(364,000)

Income before provision for income taxes	1,825,000	662,000	4,102,000	3,526,000

Provision for income taxes	395,000	159,000	974,000	808,000

Net income	$1,430,000	$503,000	$3,128,000	$2,718,000

Basic earnings per common share	$0.12	$0.04	$0.26	$0.21

Diluted earnings per common share	$0.12	$0.04	$0.26	$0.21

Basic weighted average common shares outstanding	11,781,071	12,615,187	11,974,336	12,834,505

Diluted weighted average common shares outstanding	11,781,071	12,688,381	11,974,336	12,909,870

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$1,430,000	$503,000	$3,128,000	$2,718,000
Other comprehensive income (loss)- foreign currency translation gain (loss)	(152,000)	(137,000)	6,000	(554,000)
Comprehensive income	$1,278,000	$366,000	$3,134,000	$2,164,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	12,226,306	$123,000	$-	$62,124,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired	(200,000)	(2,000)	(371,000)	(460,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	349,000	-	-	350,000
Total comprehensive income	-	-	-	-	137,000	137,000
Balance as of March 31, 2023	12,135,556	122,000	-	62,216,000	(1,352,000)	60,986,000
Net income	-	-	-	1,146,000	-	1,146,000
Common stock repurchased and retired	(275,000)	(3,000)	(65,000)	(1,029,000)	-	(1,097,000)
Treasury stock excise tax	-	-	(11,000)	-	-	(11,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	15,000	-	54,000	-	-	54,000
Total comprehensive income	-	-	-	-	21,000	21,000
Balance as of June 30, 2023	11,875,556	119,000	-	62,333,000	(1,331,000)	61,121,000
Net income	-	-	-	1,430,000	-	1,430,000
Common stock repurchased and retired	(249,110)	(2,000)	(41,000)	(1,006,000)	-	(1,049,000)
Treasury stock excise tax	-	-	(19,000)	-	-	(19,000)
Stock-based compensation expense	-	-	24,000	-	-	24,000
Options exercised	10,000	-	36,000	-	-	36,000
Total comprehensive loss	-	-	-	-	(152,000)	(152,000)
Balance as of September 30, 2023	11,636,446	$117,000	$-	$62,757,000	$(1,483,000)	$61,391,000

For the Nine Months Ended September 30, 2022

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$(869,000)	$61,751,000
Net income	-	-	-	1,522,000	-	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	-	(756,000)
Stock-based compensation expense	-	-	55,000	-	-	55,000
Total comprehensive loss	-	-	-	-	(153,000)	(153,000)
Balance as of March 31, 2022	12,945,341	130,000	-	63,311,000	(1,022,000)	62,419,000
Net income	-	-	-	693,000	-	693,000
Common stock repurchased and retired	(225,500)	(2,000)	(62,000)	(896,000)	-	(960,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(265,000)	(265,000)
Balance as of June 30, 2022	12,728,173	128,000	-	63,108,000	(1,287,000)	61,949,000
Net income	-	-	-	503,000	-	503,000
Common stock repurchased and retired	(259,200)	(2,000)	(62,000)	(1,052,000)	-	(1,116,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(137,000)	(137,000)
Balance as of September 30, 2022	12,477,305	$126,000	$-	$62,559,000	$(1,424,000)	$61,261,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$3,128,000	$2,718,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	68,000	119,000
Depreciation and amortization	687,000	641,000
Equity in income of unconsolidated affiliate	(392,000)	(87,000)
Operating lease expense, net of accretion	515,000	689,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,066,000)	(2,680,000)
Accounts receivable, related party	599,000	161,000
Inventories	2,871,000	(155,000)
Prepaid expenses	344,000	2,374,000
Accounts payable and accrued liabilities	(302,000)	(759,000)
Lease liabilities	(523,000)	(690,000)

Net cash provided by operating activities	4,929,000	2,331,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(487,000)	(349,000)

Net cash used in investing activities	(487,000)	(349,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	440,000	60,000
Repurchase of common stock	(2,979,000)	(2,832,000)
Treasury stock excise tax	(30,000)	-
	.
Net cash used in financing activities	(2,569,000)	(2,772,000)

Increase (decrease) in cash and cash equivalents	1,873,000	(790,000)

Cash and cash equivalents, beginning of the period	16,290,000	16,307,000

Cash and cash equivalents, end of the period	$18,163,000	$15,517,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the SEC on March 16, 2023. The results of operations for the three and nine months ended September 30, 2023 in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2022 was prepared using information from the audited consolidated balance sheet contained in the 2022 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of September 30, 2023 that it had no material contract assets and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

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

For the nine months ended September 30, 2023 and 2022, 46,400 and 19,600 stock options were granted under the 2020 Incentive Plan, respectively. The Company recognized $10,000 and $39,000 in stock-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively, related to outstanding options previously granted under the 2004 Option Plan. For the nine months ended September 30, 2023 and 2022, 227,600 and 13,600 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $58,000 and $80,000 in compensation expense associated with outstanding restricted stock awards for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, $966,000 of total unrecognized compensation cost related to outstanding restricted stock awards was expected to be recognized over a weighted-average remainder period of 2.86 years.

The Company uses the Black-Scholes option-pricing model to value the options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur. The following table summarizes stock option activity for the nine months ended September 30, 2023:

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2022	410,615	$3.50
Granted to employees and non-employee directors	46,400	4.23
Exercised	134,250	3.27
Canceled/expired/forfeited	13,333	3.61
Options outstanding, September 30, 2023	309,432	3.70
Options exercisable, September 30, 2023	253,231	3.59

As of September 30, 2023, $161,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted average period of 2.75 years.

4.	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt --Debt with Conversion and Other Options (Subtopic 470 and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company January 1, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies are required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted Topic 326 effective January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventories

As of September 30, 2023 and December 31, 2022, inventories net of reserves consisted of the following:

	September 30,	December 31,
	2023	2022

Raw materials	$11,220,000	$13,018,000
Work in process	2,594,000	2,225,000
Finished goods	7,712,000	9,154,000
	$21,526,000	$24,397,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2023, or December 31, 2022. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended September 30, 2023 and 2022, the Company purchased $5,001,000 and $7,786,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2023 and 2022, the Company purchased $14,871,000 and $19,645,000 of inventories, respectively, from Harmony. The Company sold $66,000 of inventories to Harmony for each of the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company sold $266,000 and $280,000 of inventories, respectively, to Harmony.

For the three months ended September 30, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $180,000 and loss in income from unconsolidated affiliate of $13,000, respectively, related to Harmony. For the nine months ended September 30, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $392,000 and $87,000, respectively, related to Harmony.

As of September 30, 2023, the Company’s investment in Harmony was $5,116,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $6,168,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,483,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

Payroll expenses and taxes payable	$298,000	$138,000
Commissions and bonuses payable and general accrued liabilities	587,000	695,000
Total accrued liabilities	$885,000	$833,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (numerator)	$1,430,000	$503,000	$3,128,000	$2,718,000

Shares (denominator):
Basic weighted average common shares outstanding	11,781,071	12,615,187	11,974,336	12,834,505
Add: dilutive effect of common stock options	-	73,194	-	75,365

Diluted weighted average common shares outstanding	11,781,071	12,688,381	11,974,336	12,909,870

Earnings per common share:
Basic	$0.12	$0.04	$0.26	$0.21
Diluted	$0.12	$0.04	$0.26	$0.21

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,483,000 and $1,489,000 as of September 30, 2023 and December 31, 2022, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Building Supply	$11,449,000	$9,604,000	$30,616,000	$30,657,000
Disposable Protective Apparel	4,604,000	5,118,000	15,351,000	19,099,000
Consolidated net sales	$16,053,000	$14,722,000	$45,967,000	$49,756,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Building Supply	$1,973,000	$1,386,000	$4,456,000	$4,968,000
Disposable Protective Apparel	982,000	489,000	3,090,000	2,412,000
Total segment income	2,955,000	1,875,000	7,546,000	7,380,000

Unallocated corporate overhead expenses	1,130,000	1,213,000	3,444,000	3,854,000
Provision for income taxes	395,000	159,000	974,000	808,000
Consolidated net income	$1,430,000	$503,000	$3,128,000	$2,718,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

Building Supply	$3,316,000	$3,395,000
Disposable Protective Apparel	1,246,000	1,327,000
Total segment assets	4,562,000	4,722,000

Unallocated corporate assets	1,036,000	1,076,000
Total consolidated assets	$5,598,000	$5,798,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales by geographic region
United States	$15,928,000	$14,569,000	$45,682,000	$48,385,000
International	125,000	153,000	285,000	1,371,000

Consolidated net sales	$16,053,000	$14,722,000	$45,967,000	$49,756,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended September 30, 2023 and 2022, the Company generated approximately $42,000 and $103,000, respectively, in sales from Canada. For the nine months ended September 30, 2023 and 2022, the Company generated approximately $140,000 and $1,119,000, respectively, in sales from Canada. No country other than the United States was significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Long-lived assets by geographic region
United States	$4,283,000	$4,380,000
International	1,260,000	1,362,000

Consolidated total long-lived assets	$5,543,000	$5,742,000

12.	Related Party Transactions

As of September 30, 2023, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2026. The Company’s primary operating lease commitments as of September 30, 2023 related to the Company’s corporate office in Aurora, Canada and its manufacturing facilities in Valdosta, Georgia; Nogales, Arizona; and Salt Lake City, Utah.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2023, the Company had operating lease right-of-use assets of $1,210,000 and operating lease liabilities of $1,251,000. As of September 30, 2023, the Company did not have any finance leases recorded on the Company’s condensed consolidated balance sheet. Operating lease expense was approximately $922,000 during the nine months ended September 30, 2023.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2023 were as follows:

September 30,
2023
Remaining three months of 2023	$281,000
2024	551,000
2025	434,000
2026	47,000
Total future minimum lease payments	1,313,000
Less imputed interest	(62,000)
Total Lease liabilities	$1,251,000

As of September 30, 2023, the weighted average remaining lease term of the Company’s operating leases was 2.2 years. During the nine months ended September 30, 2023, the weighted average discount rate with respect to these leases was 4.55%.

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

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of September 30, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company related to the Lawsuit. The Lawsuit has not been resolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of September 30, 2023. Any recovery will be recorded when received.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2023 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.6%	32.7%	37.3%	33.9%
Selling, general and administrative expenses	27.3%	27.0%	28.9%	24.8%
Income from operations	8.9%	4.4%	6.9%	7.8%
Income before provision for income taxes	11.4%	4.5%	8.9%	7.1%
Net income	8.9%	3.4%	6.8%	5.5%

Three and Nine months ended September 30, 2023 compared to Three and Nine months ended September 30, 2022

Sales.

Consolidated sales for the quarter ended September 30, 2023 increased to $16,053,000, from $14,722,000 for the quarter ended September 30, 2022, representing an increase of $1,331,000, or 9.0%. This increase consisted of increased sales in the Building Supply segment of $1,845,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $514,000.

Building Supply segment sales for the quarter ended September 30, 2023 increased by $1,845,000, or 19.2%, to a record sales quarter of $11,449,000, compared to $9,604,000 for the quarter ended September 30, 2022. The 19.2% increase is comprised of a 25.7% increase in housewrap sales and a 164.5% increase in other woven material sales, partially offset by a 4.5% decrease in synthetic roof underlayment sales. The sales mix of the Building Supply segment for the quarter ended September 30, 2023 was approximately 43% for synthetic roof underlayment, 43% for housewrap and 14% for other woven material. That is compared to approximately 53% for synthetic roof underlayment, 41% for housewrap and 6% for other woven material for the quarter ended September 30, 2022. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB®, and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housewrap market continues to be soft, as housing starts in the third quarter of 2023 in the United States decreased by 6.0% compared to the same period a year ago. Our sales of housewrap and accessories, which increased by 25.7% in the third quarter of 2023 over the prior-year quarter, continue to significantly outperform the market through market diversification, product development and sales team expansion. Sales of our REX Wrap® and REX Wrap Plus®, our entry-level housewrap products, were up 16.9% over the prior-year quarter, despite the major decrease in housing starts, as we have continued to form relationships with additional dealers across the country. Management is encouraged by our growth opportunities with REX™ Wrap Fortis, our premium housewrap line, as we continue to make inroads into the multi-family and commercial construction sector, evidenced by an increase of 24.8% in sales for this product in the third quarter of 2023. We also experienced a 256% increase in sales of housewrap accessories, REXTREME Window and Door Flashing and REX™ Premium Seam Tape, in the third quarter of 2023 over the prior-year quarter. Management expects that we will continue to see positive trends relative to the industry for both our entry level and premium housewrap and housewrap accessories product lines.

Alpha Pro Tech, Ltd.

The synthetic roof underlayment market has also been significantly affected by the continued decrease in new home starts, economic uncertainty, and a push in the market to reduce product selling prices. Despite these pressures, synthetic roof underlayment sales also outperformed the market despite being down 4.5% in the third quarter of 2023 compared to the third quarter of 2022. Management is encouraged by the trend in synthetic roof underlayment of it outperforming the market, especially as we should see an increase in sales as excess inventory is alleviated at the dealer and distribution level. Management is excited about our launch of a new line of self-adhered roofing products in late 2023 or early 2024, which should result in revenue growth within our current customer base and allow for expansion into new markets and business segments. We continue to work closely with our customers to develop new products that increase safety and productivity.

Other woven material sales increased in the third quarter of 2023 compared to the same period of 2022 by 164.5%, primarily due to increased sales to our major customer. We do not expect other woven material to be a growth driver in the remainder of 2023, as these products only represent approximately 12% of the Building Supply segment sales.

Management expects additional growth in the building supply segment. While housing starts may be trending down nationally, we have continually grown market share. We will build on our success within the multi-family and commercial segment and the single-family segment.

Disposable Protective Apparel segment sales for the quarter ended September 30, 2023 decreased by $514,000, or 10.0%, to $4,604,000, compared to $5,118,000 for the same period of 2022. This segment experienced an increase of 5.1% in sales of disposable protective garments, offset by a 60.6% decrease in sales of face masks and a 73.8% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the quarter ended September 30, 2023 was approximately 91% for disposable protective garments, 7% for face masks and 2% for face shields. This sales mix is compared to approximately 78% for disposable protective garments, 15% for face masks and 7% for face shields for the quarter ended September 30, 2022.

Sales of disposable protective garments in the third quarter of 2023 were up 5.1% as our channel partners and our end customers are continuing to work through their inventory. In addition, our sales have been positively affected as we can now meet face-to-face with our distribution partners and end-customers, something we have not been able to do since 2020. Face mask and face shield sales are still suffering from the COVID-19 residual excess inventories at the distributor level.

Consolidated sales for the nine months ended September 30, 2023 decreased to $45,967,000 from $49,756,000 for the nine months ended September 30, 2022, representing a decrease of $3,789,000, or 7.6%. This decrease consisted of decreased sales in the Building Supply segment of $41,000 and decreased sales in the Disposable Protective Apparel Segment of $3,748,000.

Building Supply segment sales for the nine months ended September 30, 2023 decreased by $41,000, or 0.1%, to $30,616,000, compared to $30,657,000 for the same period of 2022. Sales of housewrap increased by 12.2%, sales of other woven material increased by 1.4% and sales of synthetic roof underlayment decreased by 11.2% compared to the same period of 2022. Management is encouraged by the 12.2% increase in housewrap sales, especially since housing starts are down 12.6% year to date.

The sales mix of the Building Supply segment for the nine months ended September 30, 2023 was 42% for synthetic roof underlayment, 46% for housewrap and 12% for other woven material. This compared to 47% for synthetic roof underlayment, 41% for housewrap and 12% for other woven material for the nine months ended September 30, 2022.

Alpha Pro Tech, Ltd.

Disposable Protective Apparel segment sales for the nine months ended September 30, 2023 decreased by $3,748,000, or 19.6%, to $15,351,000, compared to $19,099,000 for the same period of 2022. This segment decrease was due to a 71.5% decrease in sales of face masks, and an 81.2% decrease in sales of face shields, partially offset by a 7.7% increase in sales of disposable protective garments.

Sales of disposable protective garments for the nine months ended September 30, 2023 were up 7.7%, for the reasons as discussed above in the three months ended September 30, 2023 section. Face mask and face shield sales continue to be affected by excess inventories at the distributor level and in the marketplace.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2023 was 90% for disposable protective garments, 7% for face masks and 3% for face shields. This sales mix is compared to 67% for disposable protective garments, 21% for face masks and 12% for face shields for the nine months ended September 30, 2022.

Gross Profit. Gross profit increased by $1,217,000, or 25.3%, to $6,035,000 for the quarter ended September 30, 2023, from $4,818,000 for the quarter ended September 30, 2022. The gross profit margin was 37.6% for the quarter ended September 30, 2023, compared to 32.7% for the quarter ended September 30, 2022.

Gross profit increased by $251,000, or 1.5%, to $17,123,000 for the nine months ended September 30, 2023, from $16,872,000 for the same period of 2022. The gross profit margin was 37.3% for the nine months ended September 30, 2023, compared to 33.9% for the same period of 2022.

The gross profit margin in 2023 has been positively affected by ocean freight rates which have come down since the latter part of 2022. Management expects the gross profit margin to be in a similar range throughout the balance of 2023, although the sales mix could affect gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $417,000, or 10.5%, to $4,387,000 for the quarter ended September 30, 2023, from $3,970,000 for the quarter ended September 30, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 27.3% for the quarter ended September 30, 2023, from 27.0% for the same period of 2022.

The change in expenses by segment for the quarter ended September 30, 2023 was as follows: Disposable Protective Apparel expenses were down $24,000, or 2.1%; Building Supply expenses were up $324,000, or 20.1%; and corporate unallocated expenses were up $117,000, or 9.6%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation. The increase in the Building Supply segment expenses was primarily related to increased employee compensation, insurance, travel expenses, commission and general factory expenses, partially offset by general office expenses. The increase in corporate unallocated expenses was primarily due to employee compensation.

Selling, general and administrative expenses increased by $934,000, or 7.6%, to $13,275,000 for the nine months ended September 30, 2023, from $12,341,000 for the nine months ended September 30, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 28.9% for the nine months ended September 30, 2023, up from 24.8% for the same period of 2022.

The change in expenses by segment for the nine months ended September 30, 2023 was as follows: Disposable Protective Apparel expenses were down $80,000, or 2.2%; Building Supply expenses were up $909,000, or 18.6%; and corporate unallocated expenses were up $105,000, or 2.8%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, partially offset by increased marketing expenses. The increase in the Building Supply segment expenses was related to increased employee compensation, marketing, travel, insurance and general factory expenses, partially offset by decreased commission and general office expenses. The increase in corporate unallocated expenses was primarily due to increased professional fees and general office expenses, partially offset by decreased insurance expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $96,000 was accrued for the three months ended September 30, 2023, compared to $36,000 for the three months ended September 30, 2022. A total of $216,000 has been accrued for the nine months ended September 30, 2023, compared to $186,000 for the same period of 2022.

Alpha Pro Tech, Ltd.

Depreciation and Amortization. Depreciation and amortization expense increased by $24,000, or 11.9%, to $225,000 for the quarter ended September 30, 2023, from $201,000 for the quarter ended September 30, 2022. Depreciation and amortization expense increased by $46,000, or 7.2%, to $687,000 for the nine months ended September 30, 2023, from $641,000 for the same period of 2022. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations increased by $776,000, or 119.9%, to $1,423,000 for the quarter ended September 30, 2023, compared to $647,000 for the quarter ended September 30, 2022. The increased income from operations was primarily due to an increase in gross profit of $1,217,000, partially offset by an increase in selling, general and administrative expenses of $417,000 and an increase in depreciation and amortization expense of $24,000. Income from operations as a percentage of net sales for the quarter ended September 30, 2023 was 8.9%, compared to 4.4% for the same period of 2022.

Income from operations decreased by $729,000, or 18.7%, to $3,161,000 for the nine months ended September 30, 2023, compared to $3,890,000 for the same period of 2022. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $934,000 and an increase in depreciation and amortization expense of $46,000, partially offset by an increase in gross profit of $251,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2023 was 6.9%, compared to 7.8% for the same period of 2022.

Other Income. Other income increased by $387,000, to $402,000 for the quarter ended September 30, 2023, compared to $15,000 for the same period of 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $193,000 and an increase in interest income of $194,000.

Other income increased by $1,305,000, to $941,000 for the nine months ended September 30, 2023, from a loss of $364,000 for the same period of 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $305,000 and an increase in interest income of $510,000. In addition, there was a loss on fixed assets of $490,000 in 2022 due to equipment for the Disposable Protective Apparel segment that was not delivered. The Company has filed a lawsuit in this matter (see Part II, Item 1, “Legal Proceedings,” for more information).

Income before Provision for Income Taxes. Income before provision for income taxes for the quarter ended September 30, 2023 was $1,825,000, compared to income before provision for income taxes of $662,000 for the same period of 2022, representing an increase of $1,163,000, or 175.7%. This increase in income before provision for income taxes was due to an increase in income from operations of $776,000 and an increase in other income of $387,000.

Income before provision for income taxes for the nine months ended September 30, 2023 was $4,102,000, compared to income before provision for income taxes of $3,526,000 for the same period of 2022, representing an increase of $576,000, or 16.3%. This increase in income before provision for income taxes was due to an increase in other income of $1,305,000, partially offset by a decrease in income from operations of $729,000.

Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 2023 was $395,000, compared to $159,000 for the same period of 2022. The estimated effective tax rate was 21.6% for the quarter ended September 30, 2023, compared to 24.0% for the quarter ended September 30, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

The provision for income taxes for the nine months ended September 30, 2023 was $974,000, compared to $808,000 for the same period of 2022. The estimated effective tax rate was 23.7% for the nine months ended September 30, 2023, compared to 22.9% for the nine months ended September 30, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the quarter ended September 30, 2023 was $1,430,000, compared to net income of $503,000 for the same period of 2022, representing an increase of $927,000, or 184.3%. The net income increase between the third quarters of 2023 and 2022 was due to an increase in income before provision for income taxes of $1,163,000, partially offset by an increase in provision for income taxes of $236,000. Net income as a percentage of net sales for the quarter ended September 30, 2023 was 8.9%, and net income as a percentage of net sales for the same period of 2022 was 3.4%. Basic and diluted earnings per common share for the quarter ended September 30, 2023 and 2022 were $0.12 and $0.04, respectively.

Net income for the nine months ended September 30, 2023 was $3,128,000, compared to net income of $2,718,000 for the same period of 2022, representing an increase of $410,000, or 15.1%. The net income increase between the 2023 and 2022 periods was due to an increase in income before provision for income taxes of $576,000, partially offset by an increase in provision for income taxes of $166,000. Net income as a percentage of net sales for the nine months ended September 30, 2023 was 6.8%, and net income as a percentage of net sales for the same period of 2022 was 5.5%. Basic and diluted earnings per common share for the nine months ended September 30, 2023 and 2022 were $0.26 and $0.21, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company had cash and cash equivalents (“cash”) of $18,163,000 and working capital of $50,705,000. As of September 30, 2023, the Company’s current ratio (current assets/current liabilities) was 27:1, compared to a current ratio of 22:1 as of December 31, 2022. Cash increased by 11.5%, or $1,873,000 to $18,163,000 as of September 30, 2023, compared to $16,290,000 as of December 31, 2022, and working capital increased by $549,000 from $50,156,000 as of December 31, 2022. The increase in cash from December 31, 2022, was due to cash provided by operating activities of $4,929,000, partially offset by cash used in investing activities of $487,000 and cash used in financing activities of $2,569,000.

Net cash provided by operating activities of $4,929,000 for the nine months ended September 30, 2023 was due to net income of $3,128,000, as adjusted primarily by the following: stock-based compensation expense of $68,000, depreciation and amortization expense of $687,000, equity in income of unconsolidated affiliate of $392,000, operating lease expense net of accretion of $515,000, an increase in accounts receivable of $2,066,000, a decrease in accounts receivable related party of $599,000, an increase in prepaid expenses of $344,000, a decrease in inventory of $2,871,000, a decrease in accounts payable and accrued liabilities of $302,000, and a decrease in lease liabilities of $523,000, all compared to December 31, 2022.

Accounts receivable increased by $1,467,000, or 21.0%, to $8,440,000 as of September 30, 2023, from $6,973,000 as of December 31, 2022. The increase in accounts receivable was primarily related to higher sales in September 2023 compared to December 2022. The number of days that sales remained outstanding as of September 30, 2023, calculated by using an average of accounts receivable outstanding and annual revenue, was 44 days, compared to 35 days as of December 31, 2022.

Inventory decreased by $2,871,000, or 11.8%, to $21,526,000 as of September 30, 2023, from $24,397,000 as of December 31, 2022. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $516,000, or 3.6%, to $13,869,000 and a decrease in inventory for the Building Supply segment of $2,355,000, or 23.5%, to $7,657,000.

Prepaid expenses decreased by $344,000, or 7.0%, to $4,558,000 as of September 30, 2023, from $4,902,000 as of December 31, 2022. The decrease was primarily due to decreased prepaid inventory.

Right-of-use assets as of September 30, 2023, decreased by $515,000 to $1,210,000 from $1,725,000 as of December 31, 2022, as a result of amortization of the balance.

Alpha Pro Tech, Ltd.

Lease liabilities as of September 30, 2023, decreased by $523,000 to $1,251,000 from $1,774,000 as of December 31, 2022. The decrease in lease liabilities was the result of lease payments made during the nine months ended September 30, 2023.

Accounts payable and accrued liabilities as of September 30, 2023, decreased by $302,000, or 20.0%, to $1,205,000, from $1,507,000 as of December 31, 2022. The decrease was primarily due to a decrease in trade payable.

Net cash used in investing activities was $487,000 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $349,000 for the same period of 2022. Investing activities for the nine months ended September 30, 2023 and 2022 consisted of the purchase of property and equipment.

Net cash used in financing activities was $2,569,000 for the nine months ended September 30, 2023, compared to net cash used in financing activities of $2,772,000 for the same period of 2022. Net cash used in financing activities for the nine months ended September 30, 2023 resulted from the payment of $2,979,000 for the repurchase of common stock and $30,000 for treasury stock excise tax, partially offset by $440,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2022 resulted from the payment of $2,832,000 for the repurchase of common stock, partially offset by $60,000 in proceeds from the exercise of stock options.

As of September 30, 2023, we had $1,217,000 available for additional stock purchases under our stock repurchase program. During the nine months ended September 30, 2023, we repurchased 724,110 shares of common stock at a cost of $2,979,000. As of September 30, 2023, we had repurchased a total of 20,384,727 shares of common stock at a cost of approximately $49,337,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt --Debt with Conversion and Other Options (Subtopic 470 and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company January 1, 2024 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies are required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted Topic 326 effective January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. As of September 30, 2023, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company related to the Lawsuit. The Lawsuit remains unresolved and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of September 30, 2023. Any recovery will be recorded when received.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Alpha Pro Tech, Ltd.

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2023	56,600	$3.93	56,600	$2,042,000
August 1 - 31, 2023	48,600	4.00	48,600	1,876,000
September 1 - 30, 2023	143,910	4.33	143,910	1,217,000
	249,110	$4.13	249,110

(1) On June 22, 2023, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $50,520,000 of common stock, of which $1,217,000 was available for repurchase as of September 30, 2023. The share repurchase plan expires on December 15, 2024.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd.’s Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 8, 2023	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 8, 2023	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer