Form 10-K
period 2023-12-31
ALPHA PRO TECH LTD
filed 2024-03-13
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 001-15725

ALPHA PRO TECH, LTD.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1009183
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

53 Wellington Street East, Aurora Ontario, L4G 1H6

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, was $41,586,479.

As of March 1, 2024, the registrant had outstanding 11,462,034 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2024 and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “forecasted,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2023. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

Item 1.	Business.

GENERAL

ALPHA PRO TECH, LTD. (“Alpha Pro Tech,” the “Company,” “we,” “our” or “us”) is the parent company of Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. The Company was incorporated in the State of Delaware on July 1, 1994, as a successor to a business that was organized in 1983. Our executive offices are located at 53 Wellington Street East, Aurora, Ontario, Canada L4G 1H6, and our telephone number is (905) 479-0654. Our website is located at www.alphaprotech.com.

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2023. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2023 and 2022, and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023.

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

Our products are grouped into two business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing, and seam tape, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven materials; and (2) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

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

Our principal products are grouped into two business segments:

Building Supply:

●    Housewrap

●    Housewrap accessories: window and door flashing and seam tape

●    Synthetic roof underlayment

●    Synthetic roof underlayment accessories: self-adhered roof underlayment

●    Other woven material

Disposable Protective Apparel:

●    Shoecovers

●    Bouffant caps

●    Gowns

●    Coveralls

●    Lab coats

●    Frocks

●    Face masks

●    Face shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap, housewrap accessories and synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven material. This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

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

The proprietary synthetic roof underlayment, REX SynFelt®, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth.  We also manufacture and distribute REX TECHNOply® and TECHNO SB®, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market. These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.” Our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus which provides and additional layer of protection and aids in prevention of damage caused by ice dams and wind driven rain, and REX Ultra HT which is designed to deal with roofing’s most demanding installation conditions and high temperature applications.

Disposable Protective Apparel

The Disposable Protective Apparel segment consists of a complete line of disposable protective garments (shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), as well as face masks and face shields.

Our goal in the design and manufacture of all our disposable protective garments is to keep the wearer cool, clean and comfortable and to provide the right level of protection for the wearer and the wearer’s environment. To achieve this, we offer a comprehensive selection of materials and garment designs to meet a wide range of application requirements. Our materials are clean and durable and offer the wearer a great comfort level. Our products are offered using proprietary materials such as ChemTech®, BarrierTech®, ComforTech®, AlphaGuard®, GenPro®, UltraGrip™, SafeStep®, MaxGrip®, AquaTrak®, SureGrip®, NuTech® and NaviTrak®.

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

Disruptions in the supply chain have created occasional backlogs of unfulfilled orders for our personal protective equipment (“PPE”) products and certain of our building supply products, and uncertainty in the timing of deliveries and fulfillment of backlogged orders can occur from time to time.

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

	Years Ended December 31,
	2023	2022

Net sales by geographic region
United States	$60,882,000	$60,489,000
International	350,000	1,492,000

Consolidated net sales	$61,232,000	$61,981,000

Net sales by geographic region are based on the countries in which our customers are located. International sales include sales primarily to Canada and Japan. All sales are in U.S. dollars. For the years ended December 31, 2023 and 2022, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Long-lived assets by geographic region
United States	$4,340,000	$4,380,000
International	1,247,000	1,362,000

Consolidated total long-lived assets	$5,587,000	$5,742,000

MANUFACTURING

Our wholly-owned subsidiary, Alpha ProTech Engineered Products, Inc., manufactures and distributes a line of construction weatherization products for the Building Supply segment, comprised primarily of housewrap, housewrap accessories, synthetic roof underlayment and synthetic roof underlayment accessories. Alpha ProTech Engineered Products, Inc. operates in a 165,400 square foot facility in Valdosta, Georgia.

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). For a description of our relationship with Harmony see Note 6 to the Notes to our consolidated financial statements included in Item 8 of this report. Harmony has four facilities in India, three owned and one rented. The owned facilities consist of (i) a 139,000 square foot building for use in the manufacturing of building products, (ii) a 121,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel, and (iii) a 23,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 159,000 square foot facility for use in the manufacturing of Building Supply segment products.

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

We have encountered over the last several years a number of constraints within our supply chain due to raw material and labor shortages, as well as shipping delays. At times, these constraints have limited our ability to satisfy customer demand. Although we continue to work to alleviate these supply chain issues by securing additional supply sources, in the event of subsequent shutdowns, shortages or delays, our production and sales could be further impacted. Our business is not subject to significant seasonal considerations, although it is necessary for us to have adequate raw materials and finished inventory in stock.

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

PATENTS AND TRADEMARKS

Patents

Our policy is to protect our intellectual property rights, products, designs and processes through the filing of patents in the United States and, where appropriate, in Canada and other countries. At present, we have ten United States patents relating to several of our products.  In addition, we have a United States patent on a method to fold and put on sterile garments. We believe that our patents may offer a competitive advantage, but there can be no assurance that any patents, issued or in process, will not be circumvented or invalidated. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position. The United States patents issued expired on February 4, 2024, and cannot be extended.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

HUMAN CAPITAL

As of March 1, 2024, we had 124 full-time employees and one part-time employee, including 22 employees at our principal executive office in Aurora, Ontario, Canada; 7 employees at our face mask production facility in Salt Lake City, Utah; 27 employees at our Disposable Protective Apparel segment cutting, warehouse and shipping facility in Nogales, Arizona; 47 employees at our Building Supply segment facility in Valdosta, Georgia; 20 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

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

Making or continuing an investment in common stock issued by the Company involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively affected, the market price of our common stock could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

We currently participate in a joint venture in India and may in the future enter into joint ventures with other companies or enterprises in international markets, including joint ventures in which we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for product distribution, local market knowledge or other resources. If we are unable to effectively cooperate with joint venture partners, or any joint venture partner fails to meets its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted thereby. Furthermore, as the joint venture is in a foreign country, social and economic events in that country could also affect the value of our investment and our ability to conduct business in that country.

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

In particular, if another pandemic or other events result in a prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions. These restrictions have disrupted and could continue to disrupt our ability to receive manufactured products from China and may disrupt our suppliers located elsewhere who rely on products from China. If we experience additional supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of supplies even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations.

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual property could adversely affect our competitive advantage, our brand recognition and our business.

The success and competitiveness of our products depend in part upon our ability to protect our current and future technology, manufacturing processes and brand names, including Alpha Pro Tech, through a combination of patent, trademark, trade secret and unfair competition laws. Our patents expired in February 2024, which may make it more difficult to protect our intellectual property.

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

In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. It is possible we or a third party that we rely on could incur interruptions from a loss of communications, hardware or software failures, a cybersecurity attack or an incident relating to our IT systems or technology, ransomware, phishing attacks, computer viruses or malware. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile cybersecurity incidents at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. While we have not experienced any material losses related to cyber-attacks or information security breaches to date, any such event could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations and damage to the Company’s reputation, which could adversely affect the Company’s business.

The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks.

From time to time, the Company is subject to certain legal and regulatory proceedings in the ordinary course of business and otherwise. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments could lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, settlement, regulatory development or change in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the U.S., it could result in adverse publicity for us, damage our reputation in the U.S., or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

Our common stock price is volatile, which could result in substantial losses for individual shareholders.

The market price of our common stock has been volatile, and we expect that it will continue to be volatile. In particular, our common stock may be subject to significant fluctuations in response to a variety of factors, including:

●	general economic and business conditions;
●	changing market conditions in the industries that we serve;
●	monetary and fiscal policies, laws and regulations and other activities of government agencies and similar organizations;
●	conditions in U.S. and global securities markets and other capital markets;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet analyst predictions and projections;
●	costs and other effects of legal and administrative proceedings, claims, settlements and judgments;
●	additions or departures of key personnel;
●	announcements of innovations or new services by us or our competitors;
●	domestic and international health crises and pandemics;
●	our sales of common stock or other securities in the future; and
●	other events or factors, many of which are beyond our control.

Due to these factors, you may not be able to sell your stock at or above the price you paid for it, which could result in substantial losses.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, to inform our professionals’ risk identification and assessment.

We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks by comparing our program to best practices, as well as by engaging experts to attempt to infiltrate our information systems (as such term is defined in Item 106(a) of Regulation S-K). We test and review the result on a semi-annual basis.

Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K), and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

●	monitor emerging data protection laws and implement changes to our processes designed to comply;
●	conduct regular cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
●	conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
●	through policy, practice and contract (as applicable) require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
●	leverage the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
●

maintain multiple layers of controls, including embedding security into our technology investments, multi-factor authentication tools, apply policy of least privilege to data and systems access, monitor logins both at network perimeter and within, segment and firewall system access within the network perimeter not solely at network edge or perimeter;

●	perform annual system access audit with all departments and personnel
●	review access logs on all perimeter, security and sensitive data areas

We perform periodic internal assessments to test our cybersecurity controls and regularly evaluate our policies and procedures surrounding our handling and control of personal data and the systems we have in place to help protect us from cybersecurity or personal data breaches, and we perform periodic internal assessments to test our controls and to help us identify areas for continued focus, improvement, and/or compliance.

We have established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our board when found. In addition, our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and our customers and suppliers and expose the Company to liability, which could adversely impact the Company’s business and reputation” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K which disclosures are incorporated by reference herein.

In the last fifteen fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process described above, including the operation of our incident response plan. Annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management process and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials, including current and emerging material cybersecurity threat risks and describing the company’s ability to mitigate those risks, and discusses such matters with our IT Manager.

Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management process. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management process, which is discussed in greater detail above, is led by our IT Manager. Such individual has over twenty five years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs.

Our IT manager skills are further enhanced by MCSA and MCSE certifications and a foundation in Computer Engineering studies at university. Our IT manager has a strong track record of working with major vendors' security, firewall, identity management, and other platforms, ensuring robust and resilient IT infrastructures.

Item 2.	Properties.

The Company’s principal executive office is located at 53 Wellington Street East, Aurora, Ontario, Canada, L4G 1H6.  The approximate monthly rent is $6,600 for 2,568 square feet under a lease which expires August 31, 2026.  Working out of the principal executive office are the President and Chief Executive Officer, Lloyd Hoffman, and the Chief Financial Officer, Colleen McDonald.

The Building Supply segment manufacturing facility is located in Valdosta, Georgia.  The approximate average monthly rent is $39,000 for 165,400 square feet.  This lease expires on December 31, 2034.

The Disposable Protective Apparel segment has its cutting operation, warehousing and shipping facility in Nogales, Arizona.  The approximate monthly rent is $30,600 for 60,000 square feet.  This lease expired on December 31, 2023. The Disposable Protective Apparel segment also has an additional warehousing facility located in Nogales, Arizona. The approximate monthly rent is $6,600 for 16,500 square feet, the lease expired in February 2024. We will remain in these two locations as we transition to our new leased space in Nogales Arizona beginning in March of 2024.  Our new space is 137,500 square feet, approximate monthly rent is $ 76,000 and expires on February 28, 2029.

The Company manufactures its surgical face masks at a facility located in Salt Lake City, Utah. The monthly rent is $19,200 for 34,500 square feet.  This lease expires on July 31, 2024. We will not be renewing this lease as we will be moving our face mask facility to our new Nogales, Arizona leased space.

The Company believes that these arrangements are suitable and adequate for its present needs and that other premises, if required, are readily available.

Item 3.	Legal Proceedings.

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of December 31, 2023. Any recovery will be recorded when received.

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

As of March 1, 2024, the Company’s common stock was held by 102 shareholders of record and approximately 12,437 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2023.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
October 1 - 31, 2023	120,400	$4.14	120,400
November 1 - 30, 2023	31,800	4.17	31,800
December 1 - 31, 2023	74,700	5.14	74,700
	226,900	4.48	226,900

(1)

On November 27, 2023, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $52,402,000 of common stock, of which $2,194,000 was available for repurchase as of December 31, 2023. The stock repurchase plan expires on December 15, 2024.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2024, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “predicts,” “potential,” “may,” “continue” or “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2023. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for credit losses pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2023, the Company had recorded an allowance for credit losses on accounts receivable of $35,000. As of December 31, 2022, the Company had recorded an allowance for doubtful accounts on accounts receivable of $45,000.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write-down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2023 and 2022, we recorded approximately $292,000 and $152,000, respectively, in write-downs of inventory.

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

Leases: We determine if an arrangement is a lease at its inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit interest rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients permitted under the standards of the Financial Accounting Standards Board (“FASB”), which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. As of December 31, 2023, we had $4.8 million in ROU assets and $4.8 million in lease liabilities.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2023, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options. In 2023 and 2022, we recorded $170,000 and $147,000, respectively, in compensation expense for share-based awards.

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

Our products are grouped into two business segments: (i) the Building Supply segment, consisting of construction weatherization products, such as housewrap, housewrap accessories, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven material; and (ii) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2023	2022
Net sales	100.0%	100.0%
Gross profit	37.3%	35.0%
Selling, general and administrative expenses	29.0%	26.2%
Income from operations	6.7%	7.5%
Income before provision for income taxes	8.9%	7.1%
Net income	6.8%	5.3%

Year ended December 31, 2023 compared to year ended December 31, 2022

Sales. Consolidated sales for the year ended December 31, 2023, decreased to $61,232,000, from $61,981,000 for the year ended December 31, 2022, representing a decrease of $749,000, or 1.2%. This decrease consisted of decreased sales in the Disposable Protective Apparel segment of $4,208,000, partially offset by increased sales in the Building Supply segment of $3,459,000.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2023, increased by $3,459,000, or 9.4%, to a record sales year of $40,396,000 compared to $36,937,000 for the year ended December 31, 2022. The Building Supply segment increase during the year ended December 31, 2023, was primarily due to a 22.2% increase in sales of housewrap and a 18.0% increase in sales of other woven material, partially offset by a decrease in sales of synthetic roof underlayment of 3.0% and an increase in rebates compared to the same period of 2022. We have experienced the six highest quarters on record for the Building Supply segment over the past eight quarters: the second, third, and fourth quarters of 2023 and the first, second and third quarters of 2022.

The sales mix of the Building Supply segment for the year ended December 31, 2023, was approximately 42% for synthetic roof underlayment, 47% for housewrap and 11% for other woven material. This compared to approximately 47% for synthetic roof underlayment, 43% for housewrap and 10% for other woven material for the year ended December 31, 2022. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® TECHNO SB and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape and our synthetic roof underlayment accessories consist of our new self- adhered TECHNOplus and REX Ultra HT.

The housewrap market continues to be soft, as housing starts in 2023 in the United States decreased by 8.8% compared to the same period a year ago. We experienced a 22.2% increase in housewrap and accessories sales, as we continue to significantly outperform the market through market diversification and product development. Sales of our REX Wrap® and REX Wrap Plus®, our entry-level housewrap products, were up by 15.1% over the prior year, despite the decrease in housing starts, as we continue to form relationships with new dealers. Management also expects to see growth opportunities with REX™ Wrap Fortis, our premium housewrap line, as we continue to make inroads into the multi-family and commercial construction sector, evidenced by a 33.9% increase in sales for this product in 2023. We also experienced a 180.5% increase in sales of housewrap accessories in 2023.  Management expects that we will continue to see positive trends relative to the industry for both our entry level and premium housewrap and housewrap accessories product lines.

The synthetic roof underlayment market has also been affected by the continued decrease in new home starts, economic uncertainty, more offshore competition and a push in the market to reduce product selling prices. Despite these pressures, our synthetic roof underlayment sales also outperformed the market despite being down 3.0% in 2023 compared to 2022. We launched our new line of self-adhered roofing products in late 2023, which we expect to result in revenue growth within our current customer base and allow for expansion into new markets and business segments. We continue to work closely with our customers to develop and expand our product lines. Other woven material sales increased by 18.0% in 2023 compared to the same period of 2022, due to increased sales to our major customer, but management does not expect this to be a growth driver in the coming year.

Management expects growth in the building supply segment in the coming year, especially in housewrap sales. While housing starts have trended down nationally, we have continued to grow market share. We also hope to build on our success within the multi-family and commercial segment and the single-family segment. However, there continues to be uncertainty in housing starts and the economy in general that could affect this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2023, decreased by $4,208,000, or 16.8%, to $20,836,000, compared to $25,044,000 for 2022. This segment decrease was due to a 4.0% increase in sales of disposable protective garments that was more than offset by a 62.3% decrease in sales of face masks and a 75.5% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2023, was approximately 88% for disposable protective garments, 9% for face masks and 3% for face shields. This sales mix is compared to approximately 71% for disposable protective garments, 19% for face masks and 10% for face shields for the year ended December 31, 2022.

Sales of disposable protective garments in 2023 were up by 4.0% as our channel partners and our end customers are continuing to work through their excess inventory, which had accumulated as a result of the pandemic. Our sales have been positively affected as we can now meet face-to-face with our distribution partners and end customers, something we have not been able to do since 2020. Disposable protective garment sales in 2023 were up by approximately 19% as compared to pre-pandemic levels. We expect continued growth for disposable protective garments in 2024.

Face mask and face shield sales are still suffering from the post COVID-19 residual excess inventories at the distributor level, but sales in the fourth quarter of 2023 showed improvement and approximately doubled as compared to the prior quarter. The market continues to be saturated with products but we’re cautiously optimistic that face mask and face shield sales will show growth in the coming year.

Gross Profit. Gross profit increased by $1,146,000, or 5.3%, to $22,829,000 for the year ended December 31, 2023, from $21,683,000 for the year ended December 31, 2022. The gross profit margin was 37.3% for the year ended December 31, 2023, compared to 35.0% for the year ended December 31, 2022.

The gross profit margin in 2023 was positively affected by ocean freight rates that have come down since the latter part of 2022. Management expects the gross profit margin to be in a similar range in 2024, although gross margin could be negatively affected by the ongoing wars in Ukraine and the middle east, which have resulted in increased freight rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,553,000, or 9.6%, to $17,772,000 for the year ended December 31, 2023, from $16,219,000 for the year ended December 31, 2022. As a percentage of net sales, selling, general and administrative expenses increased to 29.0% for the year ended December 31, 2023, from 26.2% for 2022.

The change in expenses by segment for the year ended December 31, 2023, was as follows: Disposable Protective Apparel was down by $55,000, or 1.1%; Building Supply was up by $1,244,000, or 19.3%; and corporate unallocated expenses were up by $364,000, or 7.3%. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased employee compensation, partially offset by increased marketing expenses, travel expenses and sales commission. The increase in the Building Supply segment expenses was related to increased employee compensation, sales commission, travel, insurance, and general factory expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation, accrued bonuses, stock option and restricted stock expenses, professional fees, and general office expenses, partially offset by decreased insurance expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $286,000 was accrued for the year ended December 31, 2023, compared to $231,000 for the year ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization expense increased by $111,000, or 13.6%, to $925,000 for the year ended December 31, 2023, from $814,000 for the year ended December 31, 2022. The increase was primarily attributable to increased depreciation for machinery and equipment in the Building Supply segment.

Income from Operations. Income from operations decreased by $518,000, or 11.1%, to $4,132,000 for the year ended December 31, 2023, compared to $4,650,000 for the year ended December 31, 2022. The decreased income from operations was primarily due to an increase in gross profit of $1,146,000, offset by an increase in selling, general and administrative expenses of $1,553,000 and an increase in depreciation and amortization expense of $111,000. Income from operations as a percentage of net sales for the year ended December 31, 2023, was 6.7%, compared to 7.5% for 2022.

Other Income. Other income increased by $1,548,000 to income of $1,293,000 for the year ended December 31, 2023, from a loss of $255,000 for 2022. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $390,000 and an increase in interest income of $668,000. In addition, there was a loss on fixed assets of $490,000 in 2022 due to equipment for the Disposable Protective Apparel segment that was not delivered. The Company has filed a lawsuit in this matter. See Part I, Item 3, “Legal Proceedings,” for more information on the Lawsuit.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2023, was $5,425,000, compared to income before provision for income taxes of $4,395,000 for 2022, representing an increase of $1,030,000, or 23.4%. This increase in income before provision for income taxes was due to an increase in other income of $1,548,000, partially offset by a decrease in income from operations of $518,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2023, was $1,236,000, compared to $1,113,000 for 2022. The estimated effective tax rate was 22.8% for the year ended December 31, 2023, compared to 25.3% for the year ended December 31, 2022. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2023, was $4,189,000 compared to net income of $3,282,000 for 2022, representing an increase of $907,000, or 27.6%. The net income increase between 2023 and 2022, was due to an increase in income before provision for income taxes of $1,030,000, partially offset by an increase in provision for income taxes of $123,000. Net income as a percentage of net sales for the year ended December 31, 2023, was 6.8%, and net income as a percentage of net sales for 2022 was 5.3%. Basic and diluted earnings per common share for the years ended December 31, 2023 and 2022, were $0.35 and $0.26, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, the Company had cash and cash equivalents (“cash”) of $20,378,000 and working capital of $50,498,000. As of December 31, 2023, the Company’s current ratio (current assets/current liabilities) was 21:1, compared to a current ratio of 22:1 as of December 31, 2022. Cash increased by 25.1%, or $4,088,000, to $20,378,000 as of December 31, 2023, compared to $16,290,000 as of December 31, 2022, and working capital increased by $342,000 from $50,156,000 as of December 31, 2022. The increase in cash from December 31, 2022, was due to cash provided by operating activities of $8,458,000, partially offset by cash used in investing activities of $792,000 and cash used in financing activities of $3,578,000.

Net cash provided by operating activities of $8,458,000 for the year ended December 31, 2023 was due to net income of $4,189,000, as adjusted primarily by the following: stock-based compensation expense of $170,000, depreciation and amortization expense of $925,000, equity in income of unconsolidated affiliate of $477,000, operating lease asset amortization of $774,000, a decrease in accounts receivable of $428,000, an increase in prepaid expenses of $1,108,000, a decrease in inventory of $4,266,000, an increase in accounts payable and accrued liabilities of $398,000, and an decrease in lease liabilities of $785,000, all compared to December 31, 2022.

Accounts receivable decreased by $428,000, or 6.1%, to $6,545,000 as of December 31, 2023, from $6,973,000 as of December 31, 2022. The decrease in accounts receivable was primarily related to decreased receivables from our related party. The number of days that sales remained outstanding as of December 31, 2023, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 35 days as of December 31, 2022.  The increase in days was due to higher sales in the last months of 2023 compared to the same period of 2022.

Inventory decreased by $4,266,000, or 17.5%, to $20,131,000 as of December 31, 2023, from $24,397,000 as of December 31, 2022. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $1,224,000, or 8.5%, to $13,161,000, and a decrease in inventory for the Building Supply segment of $3,042,000, or 30.4%, to $6,970,000.

Prepaid expenses increased by $1,108,000, or 22.6%, to $6,010,000 as of December 31, 2023, from $4,902,000 as of December 31, 2022. The increase was primarily due to increased prepaid inventory and equipment and increased prepayments for insurance.

Right-of-use assets as of December 31, 2023 increased by $3,085,000 to $4,810,000 from $1,725,000 as of December 31, 2022, primarily as a result of renewing our Valdosta Georgia lease offset by amortization of the balance sheet.

Lease liabilities as of December 31, 2023 increased by $3,074,000 to $4,848,000 from $1,774,000 as of December 31, 2022. The increase in the lease liabilities was primarily the result of renewing our Valdosta, Georgia lease in December 2023 and the assumption we will continue to lease that facility for at least 16 years, partially offset by lease payments made during the year.

Accounts payable and accrued liabilities as of December 31, 2023 increased by $398,000, or 26.4%, to $1,905,000, from $1,507,000 as of December 31, 2022. The increase was primarily due to an increase in accrued bonuses and payroll.

Net cash used in investing activities was $792,000 for the year ended December 31, 2023, compared to net cash used in investing activities of $492,000 for 2022. Investing activities for the year ended December 31, 2023 and 2022, consisted of the purchase of property and equipment.

Net cash used in financing activities was $3,578,000 for the year ended December 31, 2023, compared to net cash used in financing activities of $3,802,000 for 2022. Net cash used in financing activities for the year ended December 31, 2023 resulted from the payment of $4,002,000 for the repurchase of common stock and $40,000 for treasury stock excise tax, partially offset by $464,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2022 resulted from the payment of $3,882,000 for the repurchase of common stock, partially offset by $80,000 in proceeds from the exercise of stock options.

As of December 31, 2023, we had $2,194,000 available for stock purchases under our stock repurchase program. During the year ended December 31, 2023, we repurchased 951,010 shares of common stock at a cost of $4,002,000. As of December 31, 2023, we had repurchased a total of 20,411,627 shares of common stock at a cost of approximately $50,326,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2023 and 2022, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7 – “Equity Investments in Unconsolidated Affiliate” in the notes to our consolidated financial statements in Item 8 for more information on our relationship with our non-consolidated affiliate Harmony Plastics Private Limited.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023, on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments –Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies are required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted Topic 326 effective January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We subcontract the manufacturing of products in Sri Lanka, China and, to a lesser extent, in Mexico, and have a joint venture in India. In addition, our principal executive office, with 22 employees, is located in Canada. We do not believe that we have a material foreign currency exposure in relation to our purchase agreements with companies in Sri Lanka, China, India and Mexico as they are settled in U.S. dollars.  In addition, all sales transactions are in U.S. dollars. In Canada, our foreign currency exposure is not material because we do not conduct manufacturing operations in Canada. Our exposure is limited to payroll expenses in the Canadian branch office. We do have potential material foreign currency exposure in relation to equity in our unconsolidated affiliate in India. The strengthening of the U.S. dollar relative to the foreign currency in India results is an unfavorable currency translation impact on the value of our equity of unconsolidated affiliate and is reported in AOCL. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2023, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (collectively, the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Equity Investment in Unconsolidated Affiliate

As more fully described in Notes 3 and 7 to the consolidated financial statements, the Company holds a noncontrolling equity investment in a foreign entity which produces and sales certain products to the Company. As a global organization with an international affiliate, the Company needs to properly value its noncontrolling equity basis

Auditing the Company’s noncontrolling equity investment in a foreign entity was complex and required significant auditor judgement due to the complexities inherent with a foreign domiciled investment with related party transactions, foreign currency translation adjustments, and the potential of impairment.

Our testing of the Company’s noncontrolling equity investment in a foreign entity included, among other procedures, testing data for the foreign entity, evaluating and testing the significant assumptions and operating data used to eliminate intercompany transactions, and evaluating management’s method for accounting for the foreign currency transactions. We also visited the factories in India to test the existence of the factories, equipment, and inventory, and to observe operations of the affiliated entity.

Provision for Income Taxes

As more fully described in Note 11 to the consolidated financial statements, the Company’s net deferred income tax liabilities were $442,000 as of December 31, 2023, and income tax expense was $1,236,000 for the year ended December 31, 2023.  As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

Auditing the Company’s provision for income taxes was complex and required a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to (i) management’s assessment of complex tax laws and regulations as it relates to determining the provision for income taxes, (ii) management’s assessment of the realizability of deferred tax assets, specifically related to available tax planning strategies and (iii) evaluating whether the data utilized in the calculations of the provision for income taxes, and deferred tax assets and liabilities were appropriate and consistent with evidence obtained in other areas of the audit.

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

Lehi, Utah March 13, 2024

We have served as the Company’s auditors since 2011.
(PCAOB ID 270)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,378,000	$16,290,000
Accounts receivable, net	5,503,000	5,382,000
Accounts receivable, related party	1,042,000	1,591,000
Inventories, net	20,131,000	24,397,000
Prepaid expenses	6,010,000	4,902,000
Total current assets	53,064,000	52,562,000

Property and equipment, net	5,587,000	5,742,000
Goodwill	55,000	55,000
Definite-lived intangible assets, net	-	1,000
Right-of-use assets	4,810,000	1,725,000
Equity investment in unconsolidated affiliate	5,247,000	4,718,000
Total assets	$68,763,000	$64,803,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$802,000	$674,000
Accrued liabilities	1,103,000	833,000
Lease liabilities	661,000	899,000
Total current liabilities	2,566,000	2,406,000

Lease liabilities, net of current portion	4,187,000	875,000
Deferred income tax liabilities, net	442,000	764,000
Total liabilities	7,195,000	4,045,000
Commitments and contingincies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 11,416,212 and 12,226,306 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	114,000	123,000
Additional paid-in capital	16,339,000	17,099,000
Retained earnings	46,552,000	45,025,000
Accumulated other comprehensive loss	(1,437,000)	(1,489,000)
Total shareholders' equity	61,568,000	60,758,000
Total liabilities and shareholders' equity	$68,763,000	$64,803,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2023	2022

Net sales	$61,232,000	$61,981,000

Cost of goods sold, excluding depreciation and amortization	38,403,000	40,298,000
Gross profit	22,829,000	21,683,000

Operating expenses:
Selling, general and administrative	17,772,000	16,219,000
Depreciation and amortization	925,000	814,000
Total operating expenses	18,697,000	17,033,000

Income from operations	4,132,000	4,650,000

Other income (expense):
Equity in income of unconsolidated affiliate	477,000	87,000
Impairment on deposit	-	(490,000)
Interest income, net	816,000	148,000
Total other income (expense), net	1,293,000	(255,000)

Income before provision for income taxes	5,425,000	4,395,000
Provision for income taxes	1,236,000	1,113,000

Net income	$4,189,000	$3,282,000

Basic earnings per common share	$0.35	$0.26

Diluted earnings per common share	$0.35	$0.26

Basic weighted average common shares outstanding	11,856,356	12,713,533

Diluted weighted average common shares outstanding	11,856,356	12,781,004

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022

Net Income	$4,189,000	$3,282,000
Other comprehensive income (loss)- foreign currency translation gain (loss)	52,000	(620,000)
Comprehensive Income	$4,241,000	$2,662,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021	13,115,341	$132,000	$18,131,000	$44,357,000	$(869,000)	$61,751,000
Common stock repurchased and retired	(910,700)	(9,000)	(1,259,000)	(2,614,000)	-	(3,882,000)
Options exercised	21,665	-	80,000	-	-	80,000
Share-based compensation expense	-	-	147,000	-	-	147,000
Total comprehensive income (loss)	-	-	-	3,282,000	(620,000)	2,662,000
Balance as of December 31, 2022	12,226,306	123,000	17,099,000	45,025,000	(1,489,000)	60,758,000
Common stock repurchased and retired	(951,010)	(10,000)	(1,330,000)	(2,662,000)	-	(4,002,000)
Cancellation of stock options	-	-	(23,000)	-	-	(23,000)
Treasury stock excise tax	-	-	(40,000)	-	-	(40,000)
Options exercised	140,916	1,000	463,000	-	-	464,000
Share-based compensation expense	-	-	170,000	-	-	170,000
Total comprehensive income	-	-	-	4,189,000	52,000	4,241,000
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$4,189,000	$3,282,000
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	170,000	147,000
Depreciation and amortization	925,000	814,000
Equity in income of unconsolidated affiliate	(477,000)	(87,000)
Non-cash lease expense	744,000	923,000
Deferred income taxes	(322,000)	(27,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(121,000)	(1,985,000)
Accounts receivable, related party	549,000	(208,000)
Inventories, net	4,266,000	572,000
Prepaid expenses	(1,108,000)	2,043,000
Accounts payable and accrued liabilities	398,000	(271,000)
Lease liabilities	(785,000)	(926,000)

Net cash provided by operating activities	8,458,000	4,277,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(792,000)	(492,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	464,000	80,000
Repurchase of common stock	(4,002,000)	(3,882,000)
Treasury stock excise tax	(40,000)	-

Net cash used in financing activities	(3,578,000)	(3,802,000)

Increase (decrease) in cash and cash equivalents	4,088,000	(17,000)

Cash and cash equivalents, beginning of the year	16,290,000	16,307,000

Cash and cash equivalents, end of the year	$20,378,000	$16,290,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,524,000	$443,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$3,859,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

The Building Supply segment consists of construction weatherization products, such as housewrap, housewrap accessories, namely tape and flashing, synthetic roof underlayment and synthetic roof underlayment accessories, namely self-adhered underlayment, as well as other woven material.

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

The Company’s products are sold under the “Alpha Pro Tech” brand name as well as under private label and are predominantly sold in the United States of America (“U.S.”).

2.	Revised Prior Period Financial Statements

During the financial close for the fiscal year ended December 31, 2023, the Company discovered certain errors related to its accounting policy for the accounting for share repurchases. Since the release of the Financial Accounting Standards Board Accounting Standards Codification (the “ASC” or the “Codification”), the Company should have allocated excess repurchase price over par value between additional paid-in capital and retained earnings, rather than entirely to additional paid-in capital.

In periods prior to January 1, 2022, the Company should have allocated $18,131,000 from additional paid-capital to retained earnings, related to previously recording the repurchase price paid in excess of par value to additional paid-in capital instead of allocating the repurchase price paid in excess of par value between additional paid-in capital and retained earnings. For the year ended December 31, 2022, the Company should have allocated an additional $1,032,000 in excess repurchase price to additional paid-capital, resulting in a balance of $17,099,000 of additional paid-in capital and total of retained earnings of $45,025,000 at December 31, 2022. As a result, the Company adjusted the values of additional paid-in capital and retained earnings in shareholders’ equity on the balance sheet, and on the consolidated statements of shareholders’ equity. There was no impact on the statement of income, total consolidated balance sheet or total statement of shareholders’ equity. The only change in the consolidated balance sheet is between additional paid-in capital and retained earnings as total shareholders’ equity did not change.

These revisions resulted in an increase in additional paid-in capital and a decrease in retained earnings but no effect on total assets, total liabilities, total shareholders’ equity, net income, earnings per share or cash flows. Management has determined that this revision was not material on a quantitative or qualitative basis to the prior period financial statements based on its analysis performed in accordance with the guidance provided by SEC Staff Accounting Bulletins No. 99 – Materiality and No. 108 –Considering the Effects of Prior Year Misstatements. Management has determined that the cumulative effect of the error was immaterial on the current year balance sheet.

The Company has determined that the impact of adjustments relating to the corrections of this accounting error is not material to previously issued annual audited and unaudited financial statements and as such no restatement was necessary. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such a correction may be made the next time the registrant files the prior year financial statements, as wells as correcting the cumulative error in the current year would also be immaterial to the current year. Accordingly, these misstatements were corrected, and the adjustments are reflected in the related periods as noted below. The correction of these errors and the adjustments for these changes to the Company’s previously issued audited annual consolidated financial statements are shown in the table below, and the correction of these errors and the adjustments to the previously issued unaudited quarterly consolidated financial statements are shown in Note 19 to the financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	Previously	(1)
	Reported	Adjustments	Revised
As of December 31, 2022
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 12,226,306 and 13,115,341 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	$123,000	$-	$123,000
Additional paid in capital	-	17,099,000	17,099,000
Retained earnings	62,124,000	(17,099,000)	45,025,000
Accumulated other comprehensive loss	(1,489,000)	-	(1,489,000)
Total shareholders' equity	60,758,000	-	60,758,000
Total liabilities and shareholders' equity	$64,803,000	$-	$64,803,000

(1)	Additional paid-in capital and retained earnings have been changed by $17,099,000.

Consolidated Statements of Shareholder's Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital*	Earnings**	Loss	Total
Balance as of December 31, 2021 as revised	13,115,341	$132,000	$18,131,000	$44,357,000	$(869,000)	$61,751,000
Common stock repurchased and retired as revised	(910,700)	(9,000)	(1,259,000)	(2,614,000)	-	(3,882,000)
Options exercised	21,665	-	80,000	-	-	80,000
Share-based compensation expense	-	-	147,000	-	-	147,000
Total comprehensive income (loss)	-	-	-	3,282,000	(620,000)	2,662,000
Balance as of December 31, 2022 as revised	12,226,306	$123,000	$17,099,000	$45,025,000	$(1,489,000)	$60,758,000

*This was previously reported as $0 and the total column has been updated to show the change in additional paid-in capital from $0 to $17,099,000, common stock repurchased and retired has been changed from $227,000 to $1,259,000.

** This was previously reported as $62,124,000 and the total column has been updated to show the change in common stock repurchased and retired from $3,646,000 to $ 2,614,000.

The correcting adjustments have no effect on prior year’s consolidated statements of income, comprehensive income, or cash flows.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Alpha Pro Tech, Inc. and Alpha ProTech Engineered Products, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Events that occurred after December 31, 2023, through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2023. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for each credit losses pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2023, the Company had recorded an allowance for credit losses on accounts receivable of $35,000. As of December 31, 2022, the Company had recorded an allowance for doubtful accounts on accounts receivable of $45,000.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value.  Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated net realizable values based upon assumptions about future sales and supplies on-hand. As of December 31, 2023 and 2022, the Company had recorded an allowance for excess and obsolete inventories of $292,000 and $152,000, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2023 and 2022.

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2023, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 15 of these Notes to Consolidated Financial Statements for information on revenue disaggregated by type and by geographic region.

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

For the years ended December 31, 2023 and 2022, there were 46,400 and 19,600 stock options granted, respectively, under the Company’s stock option plan. The Company recognized $25,000 and $43,000 in stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively, related to outstanding options. For the years ended December 31, 2023 and 2022, 227,000 and 21,772 restricted stock equity awards, respectively, were granted under the 2020 Incentive Plan and the compensation expense associated with these awards was $145,000 and $104,000 in 2023 and 2022, respectively.

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

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022

Net income (numerator)	$4,189,000	$3,282,000

Shares (denominator):
Basic weighted average common shares outstanding	11,856,356	12,713,533
Add: Dilutive effect of common stock options	-	67,471

Diluted weighted average common shares outstanding	11,856,356	12,781,004

Earnings per common share:
Basic	$0.35	$0.26
Diluted	$0.35	$0.26

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2023 and 2022.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company does not have a material foreign currency exposure in regards to purchase agreements with companies in Asia and Mexico as the agreements are in U.S. dollars. In addition, all sales transactions are in U.S. dollars. The Company has a foreign currency exposure with respect to its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture products in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada. The Company also has potentially material foreign currency exposure in regards to its equity in its unconsolidated affiliate in India. The Company’s unconsolidated affiliate operations are in India; therefore, U.S. GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, the investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as accumulated other comprehensive loss (“AOCL”) and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translations reduced the balance of equity in unconsolidated affiliated by $1,437,000 and $1,489,000 as of December 31, 2023 and 2022, respectively, and the loss was recorded in AOCL.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2023 and 2022.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $60,000 and $102,000 for the years ended December 31, 2023 and 2022, respectively.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. On a quarterly basis, the Company measures at fair value certain financial assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. The fair value hierarchy prioritizes the inputs into three broad levels.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no fair values of the Company’s financial assets as of December 31, 2023 and 2022.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 15, 2023, on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. Public business entities classified as smaller reporting companies were required to apply the provision of ASU 2016-13 with annual reporting periods after December 15, 2022. The Company adopted Topic 326 effective January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.	Inventories

Inventories consisted of the following:

	December 31,
	2023	2022

Raw materials	$10,470,000	$13,018,000
Work in process	2,236,000	2,225,000
Finished goods	7,425,000	9,154,000
Total inventory	$20,131,000	$24,397,000

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022

Buildings	$493,000	$493,000
Machinery and equipment	15,461,000	14,948,000
Office furniture and equipment	2,541,000	2,393,000
Leasehold improvements	658,000	606,000
Software	3,000	3,000

	19,156,000	18,443,000
Less accumulated depreciation and amortization	(13,569,000)	(12,701,000)

Total net property and equipment	$5,587,000	$5,742,000

Depreciation and amortization expense for property and equipment was $925,000 and $814,000 for the years ended December 31, 2023 and 2022, respectively.

6.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (in the fourth quarter), and no impairment charge was identified for the years presented.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Intangible assets consisted of the following:

	December 31, 2023				December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and Trademarks	0.0	$474,000	$(474,000)	$0	1.0	$474,000	$(473,000)	$1,000

Amortization expense for intangible assets was $1,000 and $2,000 for the years ended December 31, 2023 and 2022, respectively.

There is no estimated future amortization expense related to definite-lived intangible assets for the year ending December 31, 2024.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2023, or December 31, 2022. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly, and accrue the adjustment as a component of AOCL.

For the years ended December 31, 2023 and 2022, the Company purchased $18,822,000 and $22,877,000 of inventories, respectively, from Harmony. For the years ended December 31, 2023 and 2022, the Company recorded equity in income of unconsolidated affiliate of $477,000 and $87,000, respectively. For the years ended December 31, 2023 and 2022, the Company sold $266,000 and $570,000 of inventories, respectively, to Harmony.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company’s investment in Harmony was $5,247,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $6,253,000, less $942,000 in repayments of an advance, payments of $77,000 in dividends and AOCL on foreign currency translations of $1,437,000.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2023	2022

Payroll expenses and tax payable	$157,000	$138,000
Commission and bonuses payable and general accrued liabilities	946,000	695,000
Total accrued liabilities	$1,103,000	$833,000

Contract liabilities were $3,129,000 and $2,598,000 as of December 31, 2023 and 2022, respectively, which are netted against the related accounts receivable due to the legal right of offset.

9.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2023, the Company repurchased and retired 951,010 shares of its common stock for $4,002,000. During the year ended December 31, 2022, the Company repurchased and retired 910,700 shares of its common stock for $3,882,000. As of December 31, 2023, the Company had $2,194,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes restricted stock awards activity for the years ended December 31, 2023 and 2022:

		Weighted-Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2021	15,140	$7.14
Granted to employees and directors	21,772	4.00
Vested	(18,540)	6.56
Canceled/expired/forfeited	-	-
Outstanding, December 31, 2022	18,372	4.00
Granted to employees and directors	227,000	4.23
Vested	(10,200)	3.99
Canceled/expired/forfeited	-	-
Outstanding December 31, 2023	235,172	4.21

During the years ended December 31, 2023, and 2022, 227,000 and 21,772 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $145,000 and $104,000 in compensation expense associated with outstanding restricted stock awards for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $878,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of 2.61 years.

The following table summarizes option activity for the years ended December 31, 2023 and 2022:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2021	427,580	$3.50
Granted to employees and directors	19,600	3.99
Exercised	(21,665)	3.70
Canceled/expired/forfeited	(14,900)	3.93
Options outstanding, December 31, 2022	410,615	3.50
Granted to employees and directors	46,400	4.23
Exercised	(140,916)	3.29
Canceled/expired/forfeited	(23,333)	3.53
Options outstanding, December 31, 2023	292,766	3.71
Options exercisable, December 31, 2023	236,565	3.60

Stock options to purchase 292,766 and 410,615 shares of common stock were outstanding as of December 31, 2023 and 2022, respectively. All except 46,400 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2023. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2022.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

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

The following table summarizes information about stock options as of December 31, 2023:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$3.42	-	$4.23	292,766	$3.71	1.17	$462,000	236,565	$3.60	0.36	$400,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022, was $109,000 and $12,000, respectively.

As of December 31, 2023, $147,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 2.5 years. Cash received from 140,916 options exercised for the year ended December 31, 2023, was $464,000.

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

Accumulated other comprehensive loss, a component of shareholders’ equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,437,000 and $1,489,000 as of December 31, 2023 and 2022, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2023	2022

Current	$1,558,000	$1,140,000
Deferred	(322,000)	(27,000)

Provision for income taxes	$1,236,000	$1,113,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2023	2022
Temporary differences:
Property and equipment	$(858,000)	$(920,000)
Intangible assets	102,000	(11,000)
Inventory reserve	61,000	32,000
Accrued expenses and inventory	199,000	191,000
Right of Use Asset	(1,281,000)	-
Foreign exchange	16,000	12,000
Lease Liability	1,289,000	-
AMT/Foreign tax credits	141,000	128,000
State income taxes	(111,000)	(196,000)

Net deferred income tax liabilities	$(442,000)	$(764,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2023	2022
Income taxes based on U.S. statutory rate of 21%	$1,150,000	$923,000
Non-deductible meals & entertainment	12,000
FDII deduction	(6,000)	(22,000)
Foreign taxes	(82,000)	(23,000)
State taxes	169,000	170,000
Stock Compensation	18,000	60,000
Other	(25,000)	5,000

Provision for income taxes	$1,236,000	$1,113,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

12.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through December 31, 2034. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of December 31, 2023, related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Markham, Ontario, Canada.

As of December 31, 2023, the Company had operating lease right-of-use assets of $4,810,000 and operating lease liabilities of $4,848,000. As of December 31, 2023, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expenses were approximately $1,285,000 and $1,283,000 for the years ended December 31, 2023 and 2022, respectively.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2023, were as follows:

December 31,
2023
2024	$661,000
2025	545,000
2026	511,000
2027	468,000
2028	468,000
Thereafter	5,153,000
Total future minimum lease payments	7,806,000
Less imputed interest	(2,958,000)
Total lease liabilities	$4,848,000

As of December 31, 2023, the weighted average remaining lease term of the Company’s operating leases was 15.07 years. During the year ended December 31, 2023, the weighted average discount rate with respect to these leases was 6.96%.

13.	Legal

Legal Proceedings:

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in the Fourth Judicial District Court of Utah naming as defendants Mechanized Concepts, LLC, Matthew D. Collegee, Collegee Machine, Engineering, Design, LLC, Joseph Collegee d/b/a/ Collegee Machine, and Justin Staub (collectively, the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date and other monetary and equitable relief. In 2022, the Company has written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing 2% to 12% of their gross earnings. The amounts contributed to the plans by the Company were $48,000 and $50,000 for the years ended December 31, 2023 and 2022, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $286,000 for the year ended December 31, 2023, compared to $231,000 for 2022, in connection with the bonus.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2023	2022

Building Supply	$40,396,000	$36,937,000
Disposable Protective Apparel	20,836,000	25,044,000

Consolidated net sales	$61,232,000	$61,981,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2023	2022

Building Supply	$5,703,000	$5,359,000
Disposable Protective Apparel	4,385,000	4,010,000
Total segment income	10,088,000	9,369,000

Unallocated corporate overhead expenses	4,663,000	4,974,000
Provision for income taxes	1,236,000	1,113,000
Consolidated net income	$4,189,000	$3,282,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived assets, net of accumulated depreciation and amortization, information by geographic area:

	Years Ended December 31,
	2023	2022

Net sales by geographic region
United States	$60,882,000	$60,489,000
International	350,000	1,492,000

Consolidated net sales	$61,232,000	$61,981,000

	As of December 31,
	2023	2022
Long-lived assets, net by geographic region
United States	$4,340,000	$4,380,000
International	1,247,000	1,362,000

Consolidated total long-lived assets, net	$5,587,000	$5,742,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2023, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2023	2022

Building Supply	$3,389,000	$3,395,000
Disposable Protective Apparel	1,213,000	1,327,000
Total segment assets	4,602,000	4,722,000

Unallocated corporate assets	1,040,000	1,076,000
Total consolidated assets	$5,642,000	$5,798,000

16.	Concentration of Risk

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2023 and 2022, and 10% or more of net sales for the years ended December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022

Accounts Receivable:
Customer A	34%	47%
Customer B	10%	*
Customer C	11%	17%

Net sales:
Customer A	20%	20%
Customer B	18%	15%
Customer C	14%	10%

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2022

17.	Employment Agreements

The Company has entered into an employment agreement with its current President and Chief Executive Officer, which has a term of approximately five years, and which renews in accordance with its terms. The agreement provides that, if the officer’s employment is terminated without cause, as defined in the agreements, the officer is entitled to receive certain severance payments. If termination occurs due to retirement, the officer will enter into a four-year consulting arrangement with the Company at a specified percentage of the officer’s then current salary. Upon death or disability, the Company will also make certain payments to the officer or the officer’s estate or beneficiary, as applicable.

18.	Related Party Transactions

During 2023, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 7.

19.	Revisions of Previously Issued Unaudited Consolidated Financial Statements (unaudited)

The tables below show the effects of errors in the Company’s previously issued unaudited quarterly financial statement.  The adjustments for the periods presented relate to the same matter discussed in Note 2. Specifically, for each period:

-	The amount paid for our stock repurchases in excess of par value has been reclassified from additional paid-in capital to retained earnings.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The impact on the interim consolidated balance sheets and statements of shareholders’ equity for all periods presented are as follows:

Consolidated Balance Sheets (unaudited)

	March 31, 2023			March 31, 2022
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Shareholders' equity:
Additional paid in capital	$-	$17,190,000	$17,190,000	$-	$17,951,000	$17,951,000
Retained earnings	62,216,000	(17,190,000)	45,026,000	63,311,000	(17,951,000)	45,360,000
Total shareholders' equity	60,986,000	-	60,986,000	62,419,000	-	62,419,000
Total liabilities and shareholders' equity	$64,055,000	$-	$64,055,000	$66,747,000	$-	$66,747,000

Consolidated Balance Sheets (unaudited)

	June 30, 2023			June 30, 2022
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Shareholders' equity:
Additional paid in capital	$-	$16,865,000	$16,865,000	$-	$17,700,000	$17,700,000
Retained earnings	62,333,000	(16,865,000)	45,468,000	63,108,000	(17,700,000)	45,408,000
Total shareholders' equity	61,121,000	-	61,121,000	61,949,000	-	61,949,000
Total liabilities and shareholders' equity	$64,341,000	$-	$64,341,000	$66,694,000	$-	$66,694,000

Consolidated Balance Sheets (unaudited)

	September 30, 2023			September 30, 2022
	Previously			Previously
	Reported	Adjustments	Revised	Reported	Adjustments	Revised
Shareholders' equity:
Additional paid in capital	$-	$16,552,000	$16,552,000	$-	$17,402,000	$17,402,000
Retained earnings	62,757,000	(16,552,000)	46,205,000	62,559,000	(17,402,000)	45,157,000
Total shareholders' equity	61,391,000	-	61,391,000	61,261,000	-	61,261,000
Total liabilities and shareholders' equity	$64,611,000	$-	$64,611,000	$65,081,000	$-	$65,081,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Shareholder's Equity (unaudited)

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Shareholder's Equity (unaudited)

For the Nine Months Ended September 30, 2023 as Revised

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022 as revised	12,226,306	$123,000	$17,099,000	$45,025,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired as revised	(200,000)	(2,000)	(280,000)	(551,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	349,000	-	-	350,000
Total comprehensive income	-	-	-	-	137,000	137,000
Balance as of March 31, 2023 as revised	12,135,556	122,000	17,190,000	45,026,000	(1,352,000)	60,986,000
Net income	-	-	-	1,146,000	-	1,146,000
Common stock repurchased and retired as revised	(275,000)	(3,000)	(390,000)	(704,000)	-	(1,097,000)
Treasury stock excise tax	-	-	(11,000)	-	-	(11,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	15,000	-	54,000	-	-	54,000
Total comprehensive income	-	-	-	-	21,000	21,000
Balance as of June 30, 2023 as revised	11,875,556	119,000	16,865,000	45,468,000	(1,331,000)	61,121,000
Net income	-	-	-	1,430,000	-	1,430,000
Common stock repurchased and retired as revised	(249,110)	(2,000)	(354,000)	(693,000)	-	(1,049,000)
Treasury stock excise tax	-	-	(19,000)	-	-	(19,000)
Stock-based compensation expense	-	-	24,000	-	-	24,000
Options exercised	10,000	-	36,000	-	-	36,000
Total comprehensive loss	-	-	-	-	(152,000)	(152,000)
Balance as of September 30, 2023 as revised	11,636,446	$117,000	$16,552,000	$46,205,000	$(1,483,000)	$61,391,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Consolidated Statements of Shareholder's Equity (unaudited)

For the Nine Months Ended September 30, 2022

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021	13,115,341	$132,000	$-	$62,488,000	$(869,000)	$61,751,000
Net income	-	-	-	1,522,000	-	1,522,000
Common stock repurchased and retired	(170,000)	(2,000)	(55,000)	(699,000)	-	(756,000)
Stock-based compensation expense	-	-	55,000	-	-	55,000
Total comprehensive loss	-	-	-	-	(153,000)	(153,000)
Balance as of March 31, 2022	12,945,341	130,000	-	63,311,000	(1,022,000)	62,419,000
Net income	-	-	-	693,000	-	693,000
Common stock repurchased and retired	(225,500)	(2,000)	(62,000)	(896,000)	-	(960,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(265,000)	(265,000)
Balance as of June 30, 2022	12,728,173	128,000	-	63,108,000	(1,287,000)	61,949,000
Net income	-	-	-	503,000	-	503,000
Common stock repurchased and retired	(259,200)	(2,000)	(62,000)	(1,052,000)	-	(1,116,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(137,000)	(137,000)
Balance as of September 30, 2022	12,477,305	$126,000	$-	$62,559,000	$(1,424,000)	$61,261,000

Consolidated Statements of Shareholder's Equity (unaudited)

For the Nine Months Ended September 30, 2022 as Revised

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2021 as revised	13,115,341	$132,000	$18,131,000	$44,357,000	$(869,000)	$61,751,000
Net income	-	-	-	1,522,000	-	1,522,000
Common stock repurchased and retired as revised	(170,000)	(2,000)	(235,000)	(519,000)	-	(756,000)
Stock-based compensation expense	-	-	55,000	-	-	55,000
Total comprehensive loss	-	-	-	-	(153,000)	(153,000)
Balance as of March 31, 2022 as revised	12,945,341	130,000	17,951,000	45,360,000	(1,022,000)	62,419,000
Net income	-	-	-	693,000	-	693,000
Common stock repurchased and retired as revised	(225,500)	(2,000)	(313,000)	(645,000)	-	(960,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(265,000)	(265,000)
Balance as of June 30, 2022 as revised	12,728,173	128,000	17,700,000	45,408,000	(1,287,000)	61,949,000
Net income	-	-	-	503,000	-	503,000
Common stock repurchased and retired as revised	(259,200)	(2,000)	(360,000)	(754,000)	-	(1,116,000)
Stock-based compensation expense	-	-	32,000	-	-	32,000
Options exercised	8,332	-	30,000	-	-	30,000
Total comprehensive loss	-	-	-	-	(137,000)	(137,000)
Balance as of September 30, 2022 as revised	12,477,305	$126,000	$17,402,000	$45,157,000	$(1,424,000)	$61,261,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

20.	Subsequent Events

In February 2024, we signed a new five year lease agreement for a 137,500 square foot facility to house our entire Apparel division. The approximate monthly rent expense is $76,000. The decision to centralize our Apparel division and relocate our Mask operations is a strategic move that will result in cost savings and improved operational synergies. The Company has reviewed and has determined this to be a material subsequent event which has since December 31, 2023 through the filing date of the Company’s Annual Report on Form 10-K. All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(a)	None.

(b)

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2023.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2023 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)(1)
Equity compensation plans approved by shareholders	292,766	$3.71	1,733,075	(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	292,766	$3.71	1,733,075

(1)	Represents 1,733,075 shares of common stock issuable pursuant to our 2020 Plan. Does not include 272,824 time-based restricted stock awards under our 2020 Incentive Plan.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2023.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2023.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2023 and 2022;

Consolidated Statements of Income – Years Ended December 31, 2023 and 2022;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2023 and 2022;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2023 and 2022;

Consolidated Statements of Cash Flows – Years Ended December 31, 2023 and 2022;

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

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).

21	Subsidiaries of Alpha Pro Tech, Ltd.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

97	Policy Regarding Recovery of Erroneously-Awarded Compensation

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-K for the period ended December 31, 2023, formatted in Inline XBRL.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement. (P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 13, 2024	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 13, 2024	BY:	/s/Colleen McDonald
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

/s/Benjamin Shaw

Benjamin Shaw, Director