Form 10-Q
period 2024-03-31
ALPHA PRO TECH LTD
filed 2024-05-09
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.001-15725

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2024
Common Stock, $0.01 par value	11,688,700 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023 (1)
Assets
Current assets:
Cash and cash equivalents	$18,510,000	$20,378,000
Accounts receivable, net	6,426,000	5,503,000
Accounts receivable, related party	1,057,000	1,042,000
Inventories, net	20,769,000	20,131,000
Prepaid expenses	5,627,000	6,010,000
Total current assets	52,389,000	53,064,000

Property and equipment, net	5,426,000	5,587,000
Goodwill	55,000	55,000
Right-of-use assets	9,451,000	4,810,000
Equity investment in unconsolidated affiliate	5,391,000	5,247,000
Total assets	$72,712,000	$68,763,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$713,000	$802,000
Accrued liabilities	449,000	1,103,000
Lease liabilities	903,000	661,000
Total current liabilities	2,065,000	2,566,000

Lease liabilities, net of current portion	8,562,000	4,187,000
Deferred income tax liabilities, net	442,000	442,000
Total liabilities	11,069,000	7,195,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 11,372,878 and 11,416,212 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	114,000	114,000
Additional paid-in capital	16,861,000	16,339,000
Retained earnings	46,099,000	46,552,000
Accumulated other comprehensive loss	(1,431,000)	(1,437,000)
Total shareholders' equity	61,643,000	61,568,000
Total liabilities and shareholders' equity	$72,712,000	$68,763,000

(1) The condensed consolidated balance sheet as of December 31, 2023, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net sales	$13,482,000	$13,800,000

Cost of goods sold, excluding depreciation and amortization	8,065,000	8,818,000
Gross profit	5,417,000	4,982,000

Operating expenses:
Selling, general and administrative	4,847,000	4,313,000
Depreciation and amortization	244,000	243,000
Total operating expenses	5,091,000	4,556,000

Income from operations	326,000	426,000

Other income:
Equity in income of unconsolidated affiliate	138,000	109,000
Interest income, net	258,000	158,000
Total other income	396,000	267,000

Income before provision for income taxes	722,000	693,000

Provision for income taxes	146,000	141,000

Net income	$576,000	$552,000

Basic earnings per common share	$0.05	$0.05

Diluted earnings per common share	$0.05	$0.05

Basic weighted average common shares outstanding	11,285,296	12,150,067

Diluted weighted average common shares outstanding	11,389,394	12,193,602

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net income	$576,000	$552,000
Other comprehensive income - foreign currency translation gain	6,000	137,000
Comprehensive income	$582,000	$689,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Net income	-	-	-	576,000	-	576,000
Common stock repurchased and retired	(270,000)	(2,000)	(386,000)	(1,029,000)	-	(1,417,000)
Treasury stock excise tax	-	-	(14,000)	-	-	(14,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	226,666	2,000	813,000	-	-	815,000
Total comprehensive income	-	-	-	-	6,000	6,000
Balance as of March 31, 2024	11,372,878	$114,000	$16,861,000	$46,099,000	$(1,431,000)	$61,643,000

For the Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	12,226,306	$123,000	$17,099,000	$45,025,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired	(200,000)	(2,000)	(280,000)	(551,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	349,000	-	-	350,000
Total comprehensive loss	-	-	-	-	137,000	137,000
Balance as of March 31, 2023	12,135,556	$122,000	$17,190,000	$45,026,000	$(1,352,000)	$60,986,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$576,000	$552,000
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Stock-based compensation	109,000	22,000
Depreciation and amortization	244,000	243,000
Equity in income of unconsolidated affiliate	(138,000)	(109,000)
Non-cash lease expense	162,000	237,000
Changes in operating assets and liabilities:
Accounts receivable, net	(923,000)	(3,024,000)
Accounts receivable, related party	(15,000)	865,000
Inventories, net	(638,000)	303,000
Prepaid expenses	383,000	190,000
Accounts payable and accrued liabilities	(743,000)	(737,000)
Lease liabilities	(186,000)	(239,000)

Net cash and cash equivalents used in operating activities	(1,169,000)	(1,697,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(83,000)	(289,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	815,000	350,000
Repurchase of common stock	(1,417,000)	(833,000)
Treasury stock excise tax	(14,000)	-

Net cash and cash equivalents used in financing activities	(616,000)	(483,000)

Decrease in cash and cash equivalents	(1,868,000)	(2,469,000)

Cash and cash equivalents, beginning of the year	20,378,000	16,290,000

Cash and cash equivalents, end of the year	$18,510,000	$13,821,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$4,803,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on March 13, 2024. The results of operations for the three months ended March 31, 2024, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 was prepared using information from the audited consolidated balance sheet contained in the 2023 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of March 31, 2024, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended March 31, 2024, the Company repurchased and retired 270,000 shares of its common stock for $1,417,000. During the three months ended March 31, 2023, the Company repurchased and retired 200,000 shares of its common stock for $833,000. As of March 31, 2024, the Company had $777,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The Company previously granted stock options to employees and non-employee directors under the 2004 Stock Option Plan (the “2004 Plan”). Options vest and expire according to terms established at the grant date. The 2004 Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options (taking into account cancelled and expired options that were added back to the plan reserve) had been granted as of December 31, 2020.

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

The following table summarizes restricted stock awards activity for the three months ended March 31, 2024:

		Weighted Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2023	235,172	$4.21
Granted to employees and non-employee directors	10,715	5.32
Vested	(8,172)	4.02
Outstanding, March 31, 2024	237,715	4.12

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2024, and 2023, 10,715 and 0 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $94,000 and $18,000 in compensation expense associated with outstanding restricted stock awards for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, $840,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted average remainder period of 2.39 years.

For the three months ended March 31, 2024 and 2023, no stock options were granted under the 2004 Option Plan or the 2020 Incentive Plan. The Company recognized $15,000 and $3,000 in stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, related to outstanding options previously granted under the 2004 Option Plan.

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

The following table summarizes option activity for the three months ended March 31, 2024:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2023	292,766	$3.71
Exercised	(226,666)	3.59
Options outstanding, March 31, 2024	66,100	4.12
Options exercisable, March 31, 2024	9,899	3.70

As of March 31, 2024, $132,000 of total unrecognized compensation cost related to the stock option grants was expected to be recognized over a weighted average remainder period of 2.25 years.

4.	Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 31, 2024. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Inventories

As of March 31, 2024 and December 31, 2023, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2024	2023

Raw materials	$10,012,000	$10,470,000
Work in process	2,425,000	2,236,000
Finished goods	8,332,000	7,425,000
	$20,769,000	$20,131,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2024, or December 31, 2023. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended March 31, 2024 and 2023, the Company purchased $5,329,000 and $5,036,000 of inventories, respectively, from Harmony. For both three months ended March 31, 2024 and 2023, the Company sold $0 of inventories, to Harmony. For the three months ended March 31, 2024 and 2023, the Company recorded equity in income of unconsolidated affiliate of $138,000 and $109,000, respectively, related to Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024, the Company’s investment in Harmony was $5,391,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $6,391,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,431,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of March 31, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

Payroll expenses and taxes payable	$291,000	$157,000
Commissions and bonuses payable and general accrued liabilities	158,000	946,000
Total accrued liabilities	$449,000	$1,103,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Net income (numerator)	$576,000	$552,000

Shares (denominator):
Basic weighted average common shares outstanding	11,285,296	12,150,067
Add: dilutive effect of common stock options	104,098	43,535

Diluted weighted average common shares outstanding	11,389,394	12,193,602

Earnings per common share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”), a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $1,431,000 and $1,437,000 as of March 31, 2024 and December 31, 2023, respectively.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Activity of Business Segments

The Company operates through two business segments:

(1) Building Supply: consisting of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing, and seam tape, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven materials. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

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

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 3 in the notes to our consolidated financial statements in Item 8 of the 2023 Form 10-K).

The following table presents consolidated net sales for each segment for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Building Supply	$8,240,000	$8,631,000
Disposable Protective Apparel	5,242,000	5,169,000
Consolidated net sales	$13,482,000	$13,800,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Building Supply	$963,000	$956,000
Disposable Protective Apparel	1,032,000	784,000
Total segment income	1,995,000	1,740,000

Unallocated corporate overhead expenses	1,273,000	1,047,000
Provision for income taxes	146,000	141,000
Consolidated net income	$576,000	$552,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

Building Supply	$3,273,000	$3,389,000
Disposable Protective Apparel	1,184,000	1,213,000
Total segment assets	4,457,000	4,602,000

Unallocated corporate assets	1,024,000	1,040,000
Total consolidated assets	$5,481,000	$5,642,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Net sales by geographic region
United States	$13,298,000	$13,694,000
International	184,000	106,000

Consolidated net sales	$13,482,000	$13,800,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2024 and 2023, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Long-lived assets by geographic region
United States	$4,214,000	$4,340,000
International	1,212,000	1,247,000

Consolidated total long-lived assets	$5,426,000	$5,587,000

12.	Related Party Transactions

As of March 31, 2024, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of March 31, 2024, related to the Company’s manufacturing facilities in Valdosta, Georgia, Nogales, Arizona and Salt Lake City, Utah, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of March 31, 2024, the Company had operating lease right-of-use assets of $9,451,000 and operating lease liabilities of $9,465,000. As of March 31, 2024, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $370,000 during the three months ended March 31, 2024.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2024 were as follows:

March 31,
2024
Remaining nine months of 2024	$1,162,000
2025	1,471,000
2026	1,477,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
Thereafter	4,856,000
Total future minimum lease payments	13,434,000
Less imputed interest	(3,969,000)
Total lease liabilities	$9,465,000

As of March 31, 2024, the weighted average remaining lease term of the Company’s operating leases was 10.46 years. During the three months ended March 31, 2024, the weighted average discount rate with respect to these leases was 6.99%.

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

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of March 31, 2024. Any recovery will be recorded when received.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2024 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024 (the “2023 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2024 and 2025, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Alpha Pro Tech, Ltd.

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2023 Form 10-K. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 3 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2023 Form 10-K. Since December 31, 2023, there have been no material changes to our critical accounting policies and estimates as described in the 2023 Form 10-K.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Gross profit	40.2%	36.1%
Selling, general and administrative expenses	36.0%	31.3%
Income from operations	2.4%	3.1%
Income before provision for income taxes	5.4%	5.0%
Net income	4.3%	4.0%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Sales. Consolidated sales for the three months ended March 31, 2024, decreased to $13,482,000, from $13,800,000 for the three months ended March 31, 2023, representing a decrease of $318,000, or 2.3%. This decrease consisted of decreased sales in the Building Supply segment of $391,000, partially offset by increased sales in the Disposable Protective Apparel segment of $73,000.

Building Supply Segment

Building Supply segment sales for the three months ended March 31, 2024, decreased by $391,000, or 4.5%, to $8,240,000 compared to $8,631,000 for the three months ended March 31, 2023. The Building Supply segment decrease during the three months ended March 31, 2024, was primarily due to a 5.4% decrease in sales of synthetic roof underlayment and a 71.4% decrease in sales of other woven material, partially offset by a 24.3% increase in sales of housewrap compared to the same period of 2023. Our core Building Supply products, which includes sales of housewrap, and synthetic roof underlayment was up 7.6% in the first quarter of 2024 as compared to the same period of 2023.

The sales mix of the Building Supply segment for the three months ended March 31, 2024, was approximately 40% for synthetic roof underlayment, 56% for housewrap and 4% for other woven material. This compared to approximately 41% for synthetic roof underlayment, 45% for housewrap and 14% for other woven material for the three months ended March 31, 2023. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® TECHNO SB and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape and our synthetic roof underlayment accessories consist of our new self- adhered TECHNOplus and REX Ultra HT.

The Building Supply segment continues to show strength, as it achieved 7.6% growth in sales of its core building products in the first quarter of 2024 from the prior year. This was accomplished even though there continues to be economic uncertainty in the housing market due to inflation, high interest rates and historical volatility during election years. Our housewrap and accessories sales continue to significantly outperform the market, with 24.3% growth in the first quarter compared to the prior year. Sales of our entry-level housewrap products (REX Wrap® and REX Wrap Plus®), were up by 22.0% over the prior year. We continue to make inroads into the multi-family and commercial construction section, with our premium housewrap line (REX™ Wrap Fortis), which was up 13.7% in the first quarter of 2024. We also experienced a 53.3% increase in sales of housewrap accessories in the first quarter compared to the prior year.  Management expects that we will continue to see positive trends relative to the industry for both our entry level and premium housewrap and housewrap accessories product lines.

Alpha Pro Tech, Ltd.

The synthetic roof underlayment market has also been affected by the uncertain economic conditions, more offshore competition and a push in the market to reduce product selling prices. Despite these pressures, our synthetic roof underlayment sales performed reasonably well, despite being down 5.4% in the first quarter of 2024 compared to the same period of 2023. We launched our new line of self-adhered roofing products in late 2023 and have already achieved revenue in the first quarter of 2024, and we expect continued revenue growth from this new product line within our current customer base and into new markets and business segments. Self-adhered roof underlayment has proven to be a good addition to our roof category. Market acceptance has been good as evidenced by our sales outpacing expectations. As we progress through the year, we expect these products will lead to additional conversions of our full line of mechanically fastened products. We are currently exploring additional products such as roof deck flashing. As building codes evolve, we see this as an opportunity to capture additional business, specifically in coastal and high wind markets.

Other woven material sales decreased by 71.4% in the first quarter of 2024 compared to the same period of 2023, due to one of our customers being acquired and deciding to go in a different direction. In addition, other woven material sales were affected by decreased sales to our major customer, which we believe is an order timing issue. The Company is pursuing new opportunities for other woven material sales that may improve sales, but management does not expect other woven material sales to be a growth driver in 2024.

Alpha Pro Tech’s investment in people and products are significantly contributing to our success. While attending the International Roofing Expo in February 2024, we announced our “Don’t Stop at the Dripedge” campaign. We are promoting the concept that roofing contractors can apply knowledge and techniques used to waterproof the top of the house and employ them to weatherize the walls. This effort could allow multi-faceted contractors to insulate themselves from any potential downturn in the new construction market by bringing higher value to their builders. If business remains robust, these forward-thinking contractors will reap the benefits of the additional business. We are working closely with our business partners to ensure they have the appropriate products, tools and training to support their efforts.

Management expects growth in the building supply segment in the coming year, especially in housewrap sales. While housing starts are weak nationally, we have continued to expand our market share. We also hope to build on our success within the multi-family and commercial segment and the single-family segment. However, there continues to be uncertainty in housing starts and the economy in general that could affect this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2024, increased by $73,000, or 1.4%, to $5,242,000, compared to $5,169,000 for the same period of 2023. This segment increase was due to a 0.5% increase in sales of disposable protective garments, a 6.3% increase in sales of face masks and a 7.6% increase in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2024, was approximately 84% for disposable protective garments, 11% for face masks and 5% for face shields. This sales mix is compared to approximately 85% for disposable protective garments, 11% for face masks and 4% for face shields for the three months ended March 31, 2023.

Sales of disposable protective garments in the first quarter in 2024 were up by 0.5% because of increased sales to regional and national distributors, partially offset by decreased sales to our major international supply chain partner. However, this partner’s sales to its end users in the first quarter of 2024, calculated using our cost to them, were up approximately 24% compared to our sales to that partner, demonstrating demand for our products. Orders from this major international supply chain partner have been much stronger than normal recently, which we expect will result in higher sales in the coming quarter to this supply chain partner, compared to the current quarter. We expect continued growth for disposable protective garments in 2024.

Face mask and face shield sales are still suffering from the post COVID-19 residual excess inventories at the distributor level, but sales in the fourth quarter of 2023 and first quarter of 2024 showed improvement and approximately doubled as compared to the prior two quarters. The market continues to be saturated with products but we are cautiously optimistic that face mask and face shield sales will show growth in the coming year.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit increased by $435,000, or 8.7%, to $5,417,000 for the three months ended March 31, 2024, from $4,982,000 for the three months ended March 31, 2023. The gross profit margin was 40.2% for the three months ended March 31, 2024, compared to 36.1% for the three months ended March 31, 2023.

The gross profit margin in 2024 was positively affected by a margin increase on both the Disposable Protective Apparel and Building Supply segments. Management expects the gross profit margin could be negatively affected by the ongoing wars in Ukraine and the middle east, which have resulted in increased freight rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $534,000, or 12.4%, to $4,847,000 for the three months ended March 31, 2024, from $4,313,000 for the three months ended March 31, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 36.0% for the three months ended March 31, 2024, from 31.3% for 2023.

The change in expenses by segment for the three months ended March 31, 2024, was as follows: Disposable Protective Apparel was up by $108,000, or 8.6%; Building Supply was up by $100,000, or 5.3%; and corporate unallocated expenses were up by $326,000, or 27.8%. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, tradeshow expenses, rent expenses, partially offset by decreased travel expenses and insurance expenses. The increase in the Building Supply segment expenses was related to increased employee compensation, sales commission and general factory expenses, partially offset by a decrease in travel expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation, stock option and restricted stock expenses, professional fees, insurance expenses and general office expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $38,000 was accrued for the three months ended March 31, 2024, compared to $37,000 for the three months ended March 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,000, or 0.4%, to $244,000 for the three months ended March 31, 2024, from $243,000 for the three months ended March 31, 2023.

Income from Operations. Income from operations decreased by $100,000, or 23.5%, to $326,000 for the three months ended March 31, 2024, compared to $426,000 for the three months ended March 31, 2023. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $534,000 and an increase in depreciation and amortization expenses of $1,000 partially offset by an increase in gross profit of $435,000. Income from operations as a percentage of net sales for the three months ended March 31, 2024, was 2.4%, compared to 3.1% for 2023.

Other Income. Other income increased by $129,000 to income of $396,000 for the three months ended March 31, 2024, compared to $267,000 for the same period of 2023. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $29,000 and an increase in interest income of $100,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2024, was $722,000, compared to income before provision for income taxes of $693,000 for the same period of 2023, representing an increase of $29,000, or 4.2%. This increase in income before provision for income taxes was due to an increase in other income of $129,000 partially offset by a decrease in income from operations of $100,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2024, was $146,000, compared to $141,000 for the same period of 2023. The estimated effective tax rate was 20.2% for the three months ended March 31, 2024, compared to 20.3% for the three months ended March 31, 2023. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended March 31, 2024, was $576,000 compared to net income of $552,000 for the same period of 2023, representing an increase of $24,000, or 4.3%. The net income increase between 2024 and 2023 was due to an increase in income before provision for income taxes of $29,000 offset by an increase in provision for income taxes of $5,000. Net income as a percentage of net sales for the three months ended March 31, 2024, was 4.3%, and net income as a percentage of net sales for the same period of 2023 was 4.0%. Basic and diluted earnings per common share for each of the three months ended March 31, 2024 and 2023, were $0.05.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company had cash and cash equivalents (“cash”) of $18,510,000 and working capital of $50,324,000. As of March 31, 2024, the Company’s current ratio (current assets/current liabilities) was 25:1, compared to a current ratio of 21:1 as of December 31, 2023. Cash decreased by 9.2%, or $1,868,000, to $18,510,000 as of March 31, 2024, compared to $20,378,000 as of December 31, 2023, and working capital decreased by $174,000 from $50,498,000 as of December 31, 2023. The decrease in cash from December 31, 2023, was due to cash used in operating activities of $1,169,000, cash used in investing activities of $83,000 and cash used in financing activities of $616,000.

Net cash provided used in operating activities of $1,169,000 for the three months ended March 31, 2024, was due to net income of $576,000, as adjusted primarily by the following: stock-based compensation expense of $109,000, depreciation and amortization expense of $244,000, equity in income of unconsolidated affiliate of $138,000, operating lease asset amortization of $162,000, an increase in accounts receivable of $938,000, a decrease in prepaid expenses of $383,000, an increase in inventory of $638,000, a decrease in accounts payable and accrued liabilities of $743,000, and an decrease in lease liabilities of $186,000, all compared to December 31, 2023.

Accounts receivable increased by $938,000, or 14.3%, to $7,483,000 as of March 31, 2024, from $6,545,000 as of December 31, 2023. The increase in accounts receivable was primarily related to decreased accrued rebates. The number of days that sales remained outstanding as of March 31, 2024, calculated by using an average of accounts receivable outstanding and annual revenue, was 47 days, compared to 40 days as of December 31, 2023. The increase in days was due to higher sales in the last month of the first quarter of 2024 compared to the last month of 2023.

Inventory increased by $638,000, or 3.2%, to $20,769,000 as of March 31, 2024, from $20,131,000 as of December 31, 2023. The increase was due to an increase in inventory for the Building Supply segment of $1,436,000, or 20.6%, to $8,406,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $798,000, or 6.1%, to $12,363,000,

Prepaid expenses decreased by $383,000, or 6.4%, to $5,627,000 as of March 31, 2024, from $6,010,000 as of December 31, 2023. The decrease was primarily due to decreased prepaid inventory and prepaid tax.

Right-of-use assets as of March 31, 2024, increased by $4,641,000 to $9,451,000 from $4,810,000 as of December 31, 2023, primarily as a result of our new Nogales, Arizona lease offset by amortization of the right of use asset.

Lease liabilities as of March 31, 2024, increased by $4,617,000 to $9,465,000 from $4,848,000 as of December 31, 2023. The increase in the lease liabilities was primarily the result of our new Nogales, Arizona lease in March 2024 and the assumption we will lease that facility for at least 5 years, partially offset by lease payments made during the year.

Accounts payable and accrued liabilities as of March 31, 2024, decreased by $743,000, or 39.0%, to $1,162,000, from $1,905,000 as of December 31, 2023. The decrease was primarily due to a decrease in accrued bonuses.

Alpha Pro Tech, Ltd.

Net cash used in investing activities was $83,000 for the three months ended March 31, 2024, compared to net cash used in investing activities of $289,000 for the same period of 2023. Investing activities for the three months ended March 31, 2024 and 2023, consisted of the purchase of property and equipment.

Net cash used in financing activities was $616,000 for the three months ended March 31, 2024, compared to net cash used in financing activities of $483,000 for the same period of 2023. Net cash used in financing activities for the three months ended March 31, 2024, resulted from the payment of $1,417,000 for the repurchase of common stock and $14,000 for treasury stock excise tax, partially offset by $815,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2023, resulted from the payment of $833,000 for the repurchase of common stock, partially offset by $350,000 in proceeds from the exercise of stock options.

As of March 31, 2024, we had $777,000 available for stock purchases under our stock repurchase program. During the three months ended March 31, 2024, we repurchased 270,000 shares of common stock at a cost of $1,417,000. As of March 31, 2024, we had repurchased a total of 20,681,627 shares of common stock at a cost of approximately $51,743,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses, and is effective for fiscal years beginning after December 31, 2023 and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of March 31, 2024. Any recovery will be recorded when received.

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

ITEM 1A.  RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Alpha Pro Tech, Ltd.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
January 1 - 31, 2024	166,000	$5.15	166,000
February 1 - 29, 2024	72,700	5.07	72,700
March 1 - 31, 2024	31,300	5.84	31,300
	270,000	$5.21	270,000

(1)

On November 27, 2023, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $52,402,000 of common stock, of which $777,000 was available for repurchase as of March 31, 2024. The stock repurchase plan expires on December 15, 2024.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 5.  OTHER INFORMATION

(a)       On February 26, 2024, the Company’s subsidiary, Alpha Pro Tech, Inc., entered into the Commercial Lease and Deposit Receipt effective as of March 1, 2024, with Nogales Property Management (the “Nogales Lease”). Pursuant to the Nogales Lease, the Company leases the Disposable Protective Apparel segment’s manufacturing, warehousing and shipping facility in Nogales, Arizona, with 137,500 square feet. The Nogales Lease is for a term of five years with initial monthly lease payments of $75,968, which increase by 3% per year after the first lease year. The Nogales Lease provides the Company with an option to renew for an additional year, upon at least 60 days’ prior notice by the Company, at a monthly rate to be negotiated at the time of renewal.

On December 5, 2023, the Company’s subsidiary, Alpha ProTech Engineered Products, Inc., entered into the Lease Agreement effective as of January 1, 2024, with Edward Jennings, LLC (the “Valdosta Lease”). Pursuant to the Valdosta Lease, the Company leases the Building Supply segment’s manufacturing facility is located in Valdosta, Georgia, with 165,400 square feet. The Valdosta Lease is for a term of ten years with initial monthly lease payments of $39,000, which are adjusted each year after the fifth lease year by any increase or decrease in the Consumer Price Index published by the Bureau of labor Statistics. The Valdosta Lease provides the Company with an option to extend the lease for an additional term of 60 months, upon at least 180 days’ prior notice by the Company.

(b)  None.

(c)  During the period covered by this report, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).

10.1	Lease Agreement, effective as of January 1, 2024, by and between Alpha ProTech Engineered Products, Inc. and Edward Jennings, LLC.

10.2	Commercial Lease and Deposit Receipt, effective as of March 1, 2024, by and between the Alpha Pro Tech, Inc., and Nogales Property Management.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 9, 2024	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 9, 2024	BY:	/s/Colleen McDonald
Colleen McDonald
Chief Financial Officer