Form 10-Q
period 2024-09-30
ALPHA PRO TECH LTD
filed 2024-11-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2024
Common Stock, $0.01 par value	10,998,700 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2024	2023 (1)
Assets
Current assets:
Cash and cash equivalents	$18,394,000	$20,378,000
Accounts receivable, net	5,626,000	5,503,000
Accounts receivable, related party	645,000	1,042,000
Inventories, net	21,077,000	20,131,000
Prepaid expenses	5,668,000	6,010,000
Total current assets	51,410,000	53,064,000

Property and equipment, net	7,216,000	5,587,000
Goodwill	55,000	55,000
Right-of-use assets	8,939,000	4,810,000
Equity investment in unconsolidated affiliate	5,705,000	5,247,000
Total assets	$73,325,000	$68,763,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$934,000	$802,000
Accrued liabilities	901,000	1,103,000
Lease liabilities	871,000	661,000
Total current liabilities	2,706,000	2,566,000

Lease liabilities, net of current portion	8,113,000	4,187,000
Deferred income tax liabilities, net	442,000	442,000
Total liabilities	11,261,000	7,195,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,952,878 and 11,416,212 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	110,000	114,000
Additional paid-in capital	16,442,000	16,339,000
Retained earnings	46,926,000	46,552,000
Accumulated other comprehensive loss	(1,414,000)	(1,437,000)
Total shareholders' equity	62,064,000	61,568,000
Total liabilities and shareholders' equity	$73,325,000	$68,763,000

(1) The condensed consolidated balance sheet as of December 31, 2023, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$14,251,000	$16,053,000	$44,023,000	$45,967,000

Cost of goods sold, excluding depreciation and amortization	8,767,000	10,018,000	26,280,000	28,844,000
Gross profit	5,484,000	6,035,000	17,743,000	17,123,000

Operating expenses:
Selling, general and administrative	4,502,000	4,387,000	14,234,000	13,275,000
Depreciation and amortization	245,000	225,000	734,000	687,000
Total operating expenses	4,747,000	4,612,000	14,968,000	13,962,000

Income from operations	737,000	1,423,000	2,775,000	3,161,000

Other income:
Equity in income of unconsolidated affiliate	97,000	180,000	435,000	392,000
Gain on sale of asset	30,000	-	30,000	-
Interest income, net	235,000	222,000	700,000	549,000
Total other income	362,000	402,000	1,165,000	941,000

Income before provision for income taxes	1,099,000	1,825,000	3,940,000	4,102,000

Provision for income taxes	237,000	395,000	858,000	974,000

Net income	$862,000	$1,430,000	$3,082,000	$3,128,000

Basic earnings per common share	$0.08	$0.12	$0.28	$0.26

Diluted earnings per common share	$0.08	$0.12	$0.28	$0.26

Basic weighted average common shares outstanding	11,075,527	11,781,071	11,103,467	11,974,336

Diluted weighted average common shares outstanding	11,173,739	11,781,071	11,194,178	11,974,336

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$862,000	$1,430,000	$3,082,000	$3,128,000
Other comprehensive income - foreign currency translation gain (loss)	75,000	(152,000)	23,000	6,000
Comprehensive income	$937,000	$1,278,000	$3,105,000	$3,134,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2024					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Net income	-	-	-	576,000	-	576,000
Common stock repurchased and retired	(270,000)	(2,000)	(386,000)	(1,029,000)	-	(1,417,000)
Treasury stock excise tax	-	-	(14,000)	-	-	(14,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	226,666	2,000	813,000	-	-	815,000
Other comprehensive income	-	-	-	-	6,000	6,000
Balance as of March 31, 2024	11,372,878	114,000	16,861,000	46,099,000	(1,431,000)	61,643,000
Net income	-	-	-	1,644,000	-	1,644,000
Common stock repurchased and retired	(245,000)	(3,000)	(363,000)	(918,000)	-	(1,284,000)
Treasury stock excise tax	-	-	(13,000)	-	-	(13,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Other comprehensive loss	-	-	-	-	(58,000)	(58,000)
Balance as of June 30, 2024	11,127,878	111,000	16,594,000	46,825,000	(1,489,000)	62,041,000
Net income	-	-	-	862,000	-	862,000
Common stock repurchased and retired	(180,000)	(2,000)	(267,000)	(761,000)	-	(1,030,000)
Treasury stock excise tax	-	-	(10,000)	-	-	(10,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	5,000	1,000	16,000	-	-	17,000
Other comprehensive income	-	-	-	-	75,000	75,000
Balance as of September 30, 2024	10,952,878	$110,000	$16,442,000	$46,926,000	$(1,414,000)	$62,064,000

For the Nine Months Ended September 30, 2023					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2022	12,226,306	$123,000	$17,099,000	$45,025,000	$(1,489,000)	$60,758,000
Net income	-	-	-	552,000	-	552,000
Common stock repurchased and retired	(200,000)	(2,000)	(280,000)	(551,000)	-	(833,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	109,250	1,000	349,000	-	-	350,000
Other comprehensive income	-	-	-	-	137,000	137,000
Balance as of March 31, 2023	12,135,556	122,000	17,190,000	45,026,000	(1,352,000)	60,986,000
Net income	-	-	-	1,146,000	-	1,146,000
Common stock repurchased and retired	(275,000)	(3,000)	(390,000)	(704,000)	-	(1,097,000)
Treasury stock excise tax	-	-	(11,000)	-	-	(11,000)
Stock-based compensation expense	-	-	22,000	-	-	22,000
Options exercised	15,000	-	54,000	-	-	54,000
Other comprehensive income	-	-	-	-	21,000	21,000
Balance as of June 30, 2023	11,875,556	119,000	16,865,000	45,468,000	(1,331,000)	61,121,000
Net income	-	-	-	1,430,000	-	1,430,000
Common stock repurchased and retired	(249,110)	(2,000)	(354,000)	(693,000)	-	(1,049,000)
Treasury stock excise tax	-	-	(19,000)	-	-	(19,000)
Stock-based compensation expense	-	-	24,000	-	-	24,000
Options exercised	10,000	-	36,000	-	-	36,000
Other comprehensive loss	-	-	-	-	(152,000)	(152,000)
Balance as of September 30, 2023	11,636,446	$117,000	$16,552,000	$46,205,000	$(1,483,000)	$61,391,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$3,082,000	$3,128,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	327,000	68,000
Depreciation and amortization	734,000	687,000
Equity in income of unconsolidated affiliate	(435,000)	(392,000)
Gain on sale of asset	(30,000)	-
Non-cash lease expense	674,000	515,000
Changes in operating assets and liabilities:
Accounts receivable, net	(123,000)	(2,066,000)
Accounts receivable, related party	397,000	599,000
Inventories, net	(946,000)	2,871,000
Prepaid expenses	342,000	344,000
Accounts payable and accrued liabilities	(70,000)	(302,000)
Lease liabilities	(667,000)	(523,000)

Net cash and cash equivalents provided by operating activities	3,285,000	4,929,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,363,000)	(487,000)
Proceeds from sale of asset	30,000	-

Net cash and cash equivalents used in investing activities	(2,333,000)	(487,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	832,000	440,000
Repurchase of common stock	(3,731,000)	(2,979,000)
Treasury stock excise tax	(37,000)	(30,000)

Net cash and cash equivalents used in financing activities	(2,936,000)	(2,569,000)

Increase (decrease) in cash and cash equivalents	(1,984,000)	1,873,000

Cash and cash equivalents, beginning of the period	20,378,000	16,290,000

Cash and cash equivalents, end of the period	$18,394,000	$18,163,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$4,803,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on March 13, 2024. The results of operations for the three and nine months ended September 30, 2024, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2023 was prepared using information from the audited consolidated balance sheet contained in the 2023 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of September 30, 2024, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended September 30, 2024, the Company repurchased and retired 180,000 shares of its common stock for $1,030,000. During the three months ended September 30, 2023, the Company repurchased and retired 249,110 shares of its common stock for $1,049,000. During the nine months ended September 30, 2024, the Company repurchased and retired 695,000 shares of its common stock for $3,731,000. During the nine months ended September 30, 2023, the Company repurchased and retired 724,110 shares of its common stock for $2,979,000. As of September 30, 2024, the Company had $1,463,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

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

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2023	235,172	$4.21
Granted to employees and non-employee directors	29,675	1.92
Vested	(8,172)	4.02
Outstanding, September 30, 2024	256,675	3.96

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2024 and 2023, 29,675 and 227,600 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $283,000 and $58,000 in stock-based compensation expense associated with outstanding restricted stock awards for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, $760,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted average remainder period of 1.96 years.

For the nine months ended September 30, 2024 and 2023, 0 and 46,400 stock options were granted under the 2020 Incentive Plan, respectively. The Company recognized $44,000 and $10,000 in stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively, related to outstanding options previously granted under the 2004 Option Plan.

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

The following table summarizes option activity for the nine months ended September 30, 2024:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2023	292,766	$3.71
Exercised	(231,666)	3.59
Options outstanding, September 30, 2024	61,100	4.17
Options exercisable, September 30, 2024	25,264	4.14

As of September 30, 2024, $103,000 of total unrecognized compensation cost related to the stock option grants was expected to be recognized over a weighted average remainder period of 1.82 years.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Inventories

As of September 30, 2024 and December 31, 2023, inventories net of reserves consisted of the following:

	September 30,	December 31,
	2024	2023

Raw materials	$10,466,000	$10,470,000
Work in process	2,669,000	2,236,000
Finished goods	7,942,000	7,425,000
	$21,077,000	$20,131,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2024, or December 31, 2023. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended September 30, 2024 and 2023, the Company purchased $5,465,000 and $5,001,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2024 and 2023, the Company purchased $16,644,000 and $14,871,000 of inventories, respectively, from Harmony. For the three months ended September 30, 2024 and 2023, the Company sold $61,000 and $66,000 of inventories, respectively, to Harmony. For the nine months ended September 30, 2024 and 2023, the Company sold $301,000 and $266,000 of inventories, respectively, to Harmony. For the three months ended September 30, 2024 and 2023, the Company recorded equity in income of unconsolidated affiliate of $97,000 and $180,000, respectively, related to Harmony. For the nine months ended September 30, 2024 and 2023, the Company recorded equity in income of unconsolidated affiliate of $435,000 and $392,000, respectively, related to Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, the Company’s investment in Harmony was $5,705,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $6,688,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,414,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of September 30, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Payroll expenses and taxes payable	$321,000	$157,000
Commissions and bonuses payable and general accrued liabilities	580,000	946,000
Total accrued liabilities	$901,000	$1,103,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (numerator)	$862,000	$1,430,000	$3,082,000	$3,128,000

Shares (denominator):
Basic weighted average common shares outstanding	11,075,527	11,781,071	11,103,467	11,974,336
Add: dilutive effect of common stock options	98,212	-	90,711	-

Diluted weighted average common shares outstanding	11,173,739	11,781,071	11,194,178	11,974,336

Earnings per common share:
Basic	$0.08	$0.12	$0.28	$0.26

Diluted	$0.08	$0.12	$0.28	$0.26

9.	Accumulated Other Comprehensive Gain (Loss)

Accumulated other comprehensive loss (“AOCL”), a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $1,414,000 and $1,437,000 as of September 30, 2024 and December 31, 2023, respectively.

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

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Building Supply	$8,798,000	$11,449,000	$26,979,000	$30,616,000
Disposable Protective Apparel	5,453,000	4,604,000	17,044,000	15,351,000
Consolidated net sales	$14,251,000	$16,053,000	$44,023,000	$45,967,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	Septmeber 30,		September 30,
	2024	2023	2024	2023
Building Supply	$1,294,000	$1,973,000	$4,086,000	$4,456,000
Disposable Protective Apparel	1,012,000	982,000	3,884,000	3,090,000
Total segment income	2,306,000	2,955,000	7,970,000	7,546,000

Unallocated corporate overhead expenses	1,207,000	1,130,000	4,030,000	3,444,000
Provision for income taxes	237,000	395,000	858,000	974,000
Consolidated net income	$862,000	$1,430,000	$3,082,000	$3,128,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

Building Supply	$4,880,000	$3,389,000
Disposable Protective Apparel	1,388,000	1,213,000
Total segment assets	6,268,000	4,602,000

Unallocated corporate assets	1,003,000	1,040,000
Total consolidated assets	$7,271,000	$5,642,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales by geographic region
United States	$14,124,000	$15,928,000	$43,551,000	$45,682,000
International	127,000	125,000	472,000	285,000

Consolidated net sales	$14,251,000	$16,053,000	$44,023,000	$45,967,000

Net sales by geographic region are based on the countries in which our customers are located. For the nine months ended September 30, 2024 and 2023, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Long-lived assets by geographic region
United States	$6,062,000	$4,340,000
International	1,154,000	1,247,000

Consolidated total long-lived assets	$7,216,000	$5,587,000

12.	Related Party Transactions

As of September 30, 2024, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of September 30, 2024, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2024, the Company had operating lease right-of-use assets of $8,939,000 and operating lease liabilities of $8,984,000. As of September 30, 2024, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,248,000 during the nine months ended September 30, 2024.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2024 were as follows:

September 30,
2024
Remaining three months of 2024	$362,000
2025	1,471,000
2026	1,477,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
Thereafter	4,856,000
Total future minimum lease payments	12,634,000
Less imputed interest	(3,650,000)
Total lease liabilities	$8,984,000

As of September 30, 2024, the weighted average remaining lease term of the Company’s operating leases was 10.22 years. During the nine months ended September 30, 2024, the weighted average discount rate with respect to these leases was 7.0%.

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

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of September 30, 2024. Any recovery will be recorded when received.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2024 through the filing date of this Quarterly Report on Form 10-Q that would require accounting or disclosure and has concluded that there are no such subsequent events.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.5%	37.6%	40.3%	37.3%
Selling, general and administrative expenses	31.6%	27.3%	32.3%	28.9%
Income from operations	5.2%	8.9%	6.3%	6.9%
Income before provision for income taxes	7.7%	11.4%	8.9%	8.9%
Net income	6.0%	8.9%	7.0%	6.8%

Three and Nine months ended September 30, 2024 compared to Three and Nine months ended September 30, 2023

Sales. Consolidated sales for the three months ended September 30, 2024, decreased to $14,251,000, from $16,053,000 for the three months ended September 30, 2023, representing a decrease of $1,802,000, or 11.2%. This decrease consisted of decreased sales in the Building Supply segment of $2,651,000, partially offset by increased sales in the Disposable Protective Apparel segment of $849,000.

Building Supply segment sales for the three months ended September 30, 2024 decreased by $2,651,000, or 23.2%, to $8,798,000 compared to a record sales quarter of $11,449,000, for the three months ended September 30, 2023. The Building Supply segment decrease during the three months ended September 30, 2024, was primarily due a 16.2% decrease in sales of housewrap, a 25.1% decrease in sales of synthetic roof underlayment, and a 27.2% decrease in sales of other woven material, each compared to the same period of 2023.

The sales mix of the Building Supply segment for the three months ended September 30, 2024 was approximately 46% for housewrap, 41% for synthetic roof underlayment and 13% for other woven material. This compared to approximately 43% for housewrap, 43% for synthetic roof underlayment and 14% for other woven material for the three months ended September 30, 2023. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® TECHNO SB and our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape and our synthetic roof underlayment accessories consist of our new self- adhered TECHNOplus and REX Ultra HT.

The housing market continues to show weakness, with housing starts down 4.0% in the third quarter of 2024 compared to the prior year period. While sales in the third quarter of 2024 were lower than earlier quarters in the year, the performance of the core building products (housewrap and synthetic roof underlayment) for the full year of 2024 has been encouraging despite a number of headwinds. During the first six months of 2024, housing starts trailed 2023 by 2.7% while our core building product sales remained nearly flat. In the third quarter of 2024, our largest customers contributed to most of the decline but those customers, which represent a majority of our business, were up approximately 9% for the first six months of 2024. In July 2024, housing starts were down 14.3%, leading to our largest customers reducing shipments and adjusting their inventory positions, resulting in decreased sales in the third quarter of 2024. Despite the drop in housing starts in 2024, the percentage decline of sales to those large customers was lower than the percentage decline of housing starts. Presenting an additional challenge in 2024, multi-family housing starts for the first nine months were down 30.5% compared to 2023 and the lowest in ten years.

Other woven material sales decreased by 27.2% in the third quarter of 2024 compared to the same period of 2023, due to decreased sales to a customer that was acquired by another company. The Company is pursuing new opportunities for other woven material sales that may improve sales, but management does not expect other woven material sales to be a growth driver in the short term.

Management is encouraged for the remainder of 2024, as our robust inventory and plant location in Georgia will allow us to assist in the southeast rebuild after hurricanes Helene and Milton. Since the first storm, we have seen a surge in synthetic roof underlayment orders, which we expect to have a positive effect on the fourth quarter of 2024. We expect growth in the Building Supply segment when uncertainty in the housing market abates.

Alpha Pro Tech, Ltd.

Disposable Protective Apparel segment sales for the three months ended September 30, 2024 increased by $849,000, or 18.4%, to $5,453,000, compared to $4,604,000 for the same period of 2023. This segment increase was due to a 6.9% increase in sales of disposable protective garments, a 124.3% increase in sales of face masks and a 204.5% increase in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2024, was approximately 82% for disposable protective garments, 13% for face masks and 5% for face shields. This sales mix is compared to approximately 91% for disposable protective garments, 7% for face masks and 2% for face shields for the three months ended September 30, 2023.

Sales of disposable protective garments in the third quarter of 2024 were up by 6.9%, primarily due to increased sales to our regional and national distributors. We expect continued growth for disposable protective garments in the remainder of 2024. Face mask and face shield sales in the third quarter of 2024, which were up 124.3% and 204.5%, respectively, are showing signs of improvement. The market continues to be saturated with face mask and face shield products from the post COVID-19 residual excess inventories at the distributor level, but management is cautiously optimistic that sales of these products will continue to show growth in 2024 and beyond.

Consolidated sales for the nine months ended September 30, 2024 decreased to $44,023,000 from $45,967,000 for the nine months ended September 30, 2023, representing a decrease of $1,944,000, or 4.2%. This decrease consisted of decreased sales in the Building Supply segment of $3,637,000, partially offset by increased sales in the Disposable Protective Apparel segment of $1,693,000.

Building Supply segment sales for the nine months ended September 30, 2024 decreased by $3,637,000, or 11.9%, to $26,979,000, compared to $30,616,000 for the same period of 2023. Sales of housewrap decreased by 2.6%, sales of synthetic roof underlayment decreased by 13.2% and sales of other woven material decreased by 29.9% compared to the same period of 2023.

The sales mix of the Building Supply segment for the nine months ended September 30, 2024 was 50% for housewrap, 40% for synthetic roof underlayment and 10% for other woven material. This compared to 46% for housewrap, 42% for synthetic roof underlayment and 12% for other woven material for the nine months ended September 30, 2023.

Management is encouraged by our housewrap sales, especially since the percentage decline of housing starts year to date was higher than the percentage decline of housewrap sales. The synthetic roof underlayment market has also been affected by the uncertain economic conditions, more offshore competition and a push in the market to reduce product selling prices. We launched our new line of self-adhered roofing products in late 2023 and have achieved revenue in 2024, and we expect continued revenue growth from this new product line within our current customer base and into new markets. Self-adhered roof underlayment has proven to be a good addition to our roof category. Market acceptance has been good as evidenced by our sales outpacing expectations. We are exploring additional products such as roof deck flashing. As building codes evolve, we see this as an opportunity to capture additional business, specifically in coastal and high wind markets. We expect a return to growth in the building supply segment when uncertainty in the housing market abates and flat to positive new home starts statistics become apparent.

Sales of other woven material was down compared to the prior year period primarily due to one of our customers being acquired. The Company is pursuing new opportunities for other woven materials sales that may improve sales, but management does not expect other woven material sales to be a growth driver in the short term.

Management expects growth in the Building Supply segment in the coming year, as the projected number of housing starts in 2025 is estimated to increase. However, there continues to be uncertainty in housing starts and the economy in general that could affect this segment.

Disposable Protective Apparel segment sales for the nine months ended September 30, 2024 increased by $1,693,000, or 11.0%, to $17,044,000, compared to $15,351,000 for the same period of 2023. This segment increase was due to a 5.7% increase in sales of disposable protective garments, a 55.3% increase in sales of face masks, a 63.6% increase in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2024 was 86% for disposable protective garments, 10% for face masks and 4% for face shields. This sales mix is compared to 90% for disposable protective garments, 7% for face masks and 3% for face shields for the nine months ended September 30, 2023.

Alpha Pro Tech, Ltd.

Sales of disposable protective garments for the nine months ended September 30, 2024 increased by 5.7%, for the reasons discussed above in the three months ended September 30, 2024 section. Face mask and face shield sales, although up 55.3% and 63.6% compared to 2023, continue to be affected by excess inventories at the distributor level and in the marketplace.

Gross Profit. Gross profit decreased by $551,000, or 9.1%, to $5,484,000 for the three months ended September 30, 2024, from $6,035,000 for the three months ended September 30, 2023. The gross profit margin was 38.5% for the three months ended September 30, 2024, compared to 37.6% for the three months ended September 30, 2023.

Gross profit increased by $620,000, or 3.6%, to $17,743,000 for the nine months ended September 30, 2024, from $17,123,000 for the nine months ended September 30, 2023. The gross profit margin was 40.3% for the nine months ended September 30, 2024, compared to 37.3% for the nine months ended September 30, 2023.

The gross profit margin in 2024 was positively affected by a margin increase in both the Disposable Protective Apparel and Building Supply segments. However, management expects that the gross profit margin could be negatively affected by recent significant increases in ocean freight rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $115,000, or 2.6%, to $4,502,000 for the three months ended September 30, 2024, from $4,387,000 for the three months ended September 30, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 31.6% for the three months ended September 30, 2024, from 27.3% for 2023.

The change in expenses by segment for the three months ended September 30, 2024, was as follows: Disposable Protective Apparel expenses were up by $200,000, or 17.9%; Building Supply expenses were down by $198,000, or 10.3%; and corporate unallocated expenses were up by $113,000, or 8.5%. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, rent and marketing expenses. The decrease in the Building Supply segment expenses was related to decreased employee compensation, commission, travel expenses and insurance. The increase in corporate unallocated expenses was primarily due to increased employee compensation, stock option and restricted stock expenses and professional fees.

Selling, general and administrative expenses increased by $959,000, or 7.2%, to $14,234,000 for the nine months ended September 30, 2024, from $13,275,000 for the nine months ended September 30, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% for the nine months ended September 30, 2024, from 28.9% for 2023.

The change in expenses by segment for the nine months ended September 30, 2024, was as follows: Disposable Protective Apparel expenses were up by $506,000, or 14.2%; Building Supply expenses were down by $306,000, or 5.3%; and corporate unallocated expenses were up by $759,000, or 19.4%. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing and rent expenses. The decrease in the Building Supply segment expenses was related to decreased employee compensation, travel and insurance expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation, stock option and restricted stock expenses, reorganization costs, professional fees, and general office expenses. The reorganization costs were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona. As of the third quarter of 2024, manufacturing for the Disposable Protective Apparel segment, which includes disposable protective garments, face masks and face shields, will all be in Arizona. This relocation of our face mask manufacturing facility is expected to result in lower expenses on this product line.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $58,000 was accrued for the three months ended September 30, 2024, compared to $96,000 for the three months ended September 30, 2023. A bonus amount of $207,000 was accrued for the nine months ended September 30, 2024, compared to $216,000 for the nine months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expenses increased by $20,000, or 8.9%, to $245,000 for the three months ended September 30, 2024, from $225,000 for the three months ended September 30, 2023.

Alpha Pro Tech, Ltd.

Depreciation and amortization expenses increased by $47,000, or 6.8%, to $734,000 for the nine months ended September 30, 2024, from $687,000 for the nine months ended September 30, 2023.

The increase in depreciation and amortization for the three and nine months ended September 30, 2024 was primarily due to an increase in depreciation on the Building Supply segment.

Income from Operations. Income from operations decreased by $686,000, or 48.2%, to $737,000 for the three months ended September 30, 2024, compared to $1,423,000 for the three months ended September 30, 2023. The decreased income from operations was primarily due to a decrease in gross profit of $551,000 and an increase in selling, general and administrative expenses of $115,000 and an increase in depreciation and amortization expenses of $20,000. Income from operations as a percentage of net sales for the three months ended September 30, 2024, was 5.2%, compared to 8.9% for the same period of 2023.

Income from operations decreased by $386,000, or 12.2%, to $2,775,000 for the nine months ended September 30, 2024, compared to $3,161,000 for the nine months ended September 30, 2023. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $959,000 and an increase in depreciation and amortization expenses of $47,000, partially offset by an increase in gross profit of $620,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2024, was 6.3%, compared to 6.9% for the same period of 2023.

Other Income. Other income decreased by $40,000 to income of $362,000 for the three months ended September 30, 2024, compared to $402,000 for the same period of 2023. The decrease was primarily due to a decrease in equity in income of unconsolidated affiliate of $83,000, partially offset by an increase in interest income of $13,000 and a gain on sale of assets of $30,000.

Other income increased by $224,000 to income of $1,165,000 for the nine months ended September 30, 2024, compared to $941,000 for the same period of 2023. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $43,000, an increase in interest income of $151,000 and a gain on sale of assets of $30,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2024, was $1,099,000, compared to income before provision for income taxes of $1,825,000 for the same period of 2023, representing a decrease of $726,000, or 39.8%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $686,000 and a decrease in other income of $40,000.

Income before provision for income taxes for the nine months ended September 30, 2024, was $3,940,000, compared to income before provision for income taxes of $4,102,000 for the same period of 2023, representing a decrease of $162,000, or 3.9%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $386,000, partially offset by an increase in other income of $224,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2024, was $237,000, compared to $395,000 for the same period of 2023. The estimated effective tax rate was 21.6% for the three months ended September 30, 2024, compared to the same 21.6% for the three months ended September 30, 2023.

The provision for income taxes for the nine months ended September 30, 2024, was $858,000, compared to $974,000 for the same period of 2023. The estimated effective tax rate was 21.8% for the nine months ended September 30, 2024, compared to 23.7% for the nine months ended September 30, 2023.

The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended September 30, 2024, was $862,000 compared to net income of $1,430,000 for the same period of 2023, representing a decrease of $568,000, or 39.7%. The net income decrease between 2024 and 2023 was due to a decrease in income before provision for income taxes of $726,000, partially offset by a decrease in provision for income taxes of $158,000. Net income as a percentage of net sales for the three months ended September 30, 2024, was 6.0%, and net income as a percentage of net sales for the same period of 2023 was 8.9%. Basic and diluted earnings per common share for each of the three months ended September 30, 2024 and 2023, was $0.08 and $0.12, respectively.

Alpha Pro Tech, Ltd.

Net income for the nine months ended September 30, 2024, was $3,082,000 compared to net income of $3,128,000 for the same period of 2023, representing a decrease of $46,000, or 1.5%. The net income decrease between 2024 and 2023 was due to a decrease in income before provision for income taxes of $162,000, partially offset by a decrease in provision for income taxes of $116,000. Net income as a percentage of net sales for the nine months ended September 30, 2024, was 7.0%, and net income as a percentage of net sales for the same period of 2023 was 6.8%. Basic and diluted earnings per common share for each of the nine months ended September 30, 2024 and 2023, was $0.28 and $0.26, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company had cash and cash equivalents (“cash”) of $18,394,000 and working capital of $48,704,000. As of September 30, 2024, the Company’s current ratio (current assets/current liabilities) was 19:1, compared to a current ratio of 21:1 as of December 31, 2023. Cash decreased by 9.7%, or $1,984,000, to $18,394,000 as of September 30, 2024, compared to $20,378,000 as of December 31, 2023, and working capital decreased by $1,794,000, to $48,704,000, from $50,498,000 as of December 31, 2023. The decrease in cash from December 31, 2023, was due to cash used in investing activities of $2,333,000 and cash used in financing activities of $2,936,000, partially offset by cash provided by operating activities of $3,285,000.

Net cash provided by operating activities of $3,285,000 for the nine months ended September 30, 2024, was due to net income of $3,082,000, as adjusted primarily by the following: stock-based compensation expense of $327,000, depreciation and amortization expense of $734,000, equity in income of unconsolidated affiliate of $435,000, gain on sales of assets of $30,000, operating lease asset amortization of $674,000, an increase in accounts receivable of $274,000, a decrease in prepaid expenses of $342,000, an increase in inventory of $946,000, a decrease in accounts payable and accrued liabilities of $70,000, and a decrease in lease liabilities of $667,000, all compared to December 31, 2023.

Accounts receivable decreased by $274,000, or 4.2%, to $6,271,000 as of September 30, 2024, from $6,545,000 as of December 31, 2023. The decrease in accounts receivable was primarily related to lower sales in the third quarter of 2024. The number of days that sales remained outstanding as of September 30, 2024, calculated by using an average of accounts receivable outstanding and annual revenue, was 41 days, compared to 40 days as of December 31, 2023.

Inventory increased by $946,000, or 4.7%, to $21,077,000 as of September 30, 2024, from $20,131,000 as of December 31, 2023. The increase was due to an increase in inventory for the Building Supply segment of $2,343,000, or 33.6%, to $9,313,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $1,397,000, or 10.6%, to $11,764,000.

Prepaid expenses decreased by $342,000, or 5.7%, to $5,668,000 as of September 30, 2024, from $6,010,000 as of December 31, 2023. The decrease was primarily due to a decrease in prepaid equipment.

Right-of-use assets as of September 30, 2024, increased by $4,129,000 to $8,939,000 from $4,810,000 as of December 31, 2023, primarily as a result of our new Nogales, Arizona lease, partially offset by amortization of the right of use asset.

Lease liabilities as of September 30, 2024, increased by $4,136,000 to $8,984,000 from $4,848,000 as of December 31, 2023. The increase in the lease liabilities was primarily the result of our new Nogales, Arizona lease in March 2024 and the assumption we will lease that facility for at least 5 years, partially offset by lease payments made during the period.

Accounts payable and accrued liabilities as of September 30, 2024, decreased by $70,000, or 3.7%, to $1,835,000, from $1,905,000 as of December 31, 2023. The decrease was primarily due to a decrease in accrued bonuses.

Net cash used in investing activities was $2,333,000 for the nine months ended September 30, 2024, compared to net cash used in investing activities of $487,000 for the same period of 2023. Investing activities for the nine months ended September 30, 2024 and 2023, consisted of the purchase of property and equipment primarily for our Building Supply segment partially offset by the sale of assets.

Alpha Pro Tech, Ltd.

Net cash used in financing activities was $2,936,000 for the nine months ended September 30, 2024, compared to net cash used in financing activities of $2,569,000 for the same period of 2023. Net cash used in financing activities for the nine months ended September 30, 2024, resulted from the payment of $3,731,000 for the repurchase of common stock and $37,000 for treasury stock excise tax, partially offset by $832,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2023, resulted from the payment of $2,979,000 for the repurchase of common stock and $30,000 for treasury stock excise tax, partially offset by $440,000 in proceeds from the exercise of stock options.

As of September 30, 2024, we had $1,463,000 available for stock purchases under our stock repurchase program. During the nine months ended September 30, 2024, we repurchased 695,000 shares of common stock at a cost of $3,731,000. As of September 30, 2024, we had repurchased a total of 21,106,627 shares of common stock at a cost of approximately $54,057,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of September 30, 2024. Any recovery will be recorded when received.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
July 1 - 31, 2024	30,600	$5.69	30,600
August 1 - 31, 2024	46,600	5.57	46,600
September 1 - 30, 2024	102,800	5.72	102,800
	180,000	5.68	180,000

(1)

All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $55,402,000 of common stock, including a $1,000,000 expansion approved by the Board of Directors on September 30, 2024. As of such date, $1,463,000 was available for repurchase as of September 30, 2024. The stock repurchase plan expires on December 15, 2026.

Alpha Pro Tech, Ltd.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the periods covered by this Quarterly Report on Form 10-Q.

ITEM 5.  OTHER INFORMATION

(a) None.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 7, 2024	BY: /s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 7, 2024	BY: /s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer