Form 10-K
period 2024-12-31
ALPHA PRO TECH LTD
filed 2025-03-12
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024, was $52,318,013.

As of February 28, 2025, the registrant had outstanding 10,873,415 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2025 and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “forecasted,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2024. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2024. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2024 and 2023, and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024.

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

Our products are grouped into two business segments: (1) the Building Supply segment, consisting of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing and seam tape, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven materials; and (2) the Disposable Protective Apparel segment, consisting of disposable protective garments (including shoecovers, bouffant caps, coveralls, gowns, frocks and lab coats), face masks and face shields. All financial information presented in this report reflects the current segmentation.

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

●    Housewrap

●    Housewrap accessories: window and door flashing and seam tape

●    Synthetic roof underlayment

●    Synthetic roof underlayment accessories: self-adhered roof underlayment

●    Other woven material

Disposable Protective Apparel:

●    Shoecovers

●    Bouffant caps

●    Gowns

●    Coveralls

●    Lab coats

●    Frocks

●    Face masks

●    Face shields

Building Supply

The Building Supply segment consists of a line of construction supply weatherization products, namely housewrap, housewrap accessories, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven material. This line of products is a natural extension of our core capabilities: creating proprietary products designed to protect people and environments.

The usage of these construction supply weatherization products offers great advantages in decreasing the time that it takes to construct a home, as well as reducing costs. The housewrap, under the trademark REX™, offers a weather resistant barrier and, to the homeowner, years of lower energy consumption. REX Wrap® and REX Wrap Plus® are woven and coated polypropylene micro perforated weather resistant barriers, and REX™ Wrap Fortis with JX ALTA 360° Drainage Technology™ is a one-of-a-kind breathable product that uniquely enables the drainage of water in every direction to protect buildings from the elements much better, we believe, than a traditional housewrap, while decreasing job site material waste, simplifying installation to reduce labor and allowing fewer products to be carried onto the job site. Our housewrap accessories include REXTREME Window and Door Flashing, which provides a tight seal from air and moisture around windows and doors and REX™ Premium Seam Tape which is a high-strength film that helps to seal all seams on housewrap applications.

The proprietary synthetic roof underlayment, REX SynFelt®, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. We also manufacture and distribute REX TECHNOply® and TECHNO SB®, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market. These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.” Our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus which provides an additional layer of protection and aids in prevention of damage caused by ice dams and wind driven rain, and REX Ultra HT which is designed to deal with roofing’s most demanding installation conditions and high temperature applications.

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

As described in more detail below under “Manufacturing,” our face masks are primarily manufactured in our facility in Nogales, Arizona. Our eye shields are also produced in our facility in Nogales, Arizona and assembled by a subcontractor in Mexico.

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

Financial information related to the two segments can be found in Note 14 to our consolidated financial statements.

MARKETS

Our products are sold to the following markets: (i) construction weatherization products (building supply products) are sold to construction supply and roofing distributors, and (ii) disposable protective apparel products are sold to the industrial, cleanroom, medical and dental markets.

Our target customers are construction building supply and roofing distributors; companies in pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, and high technology electronics manufacturing (which includes the semi-conductor market); and medical and dental distributors.

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

	Years Ended December 31,
	2024	2023

Net sales by geographic region
United States	$57,211,000	$60,882,000
International	629,000	350,000

Consolidated net sales	$57,840,000	$61,232,000

Net sales by geographic region are based on the countries in which our customers are located. International sales include sales primarily to Canada and Costa Rica during 2024 and Canada and Japan in 2023. All sales are in U.S. dollars. For the years ended December 31, 2024 and 2023, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Long-lived assets, net by geographic region
United States	$7,325,000	$4,340,000
International	1,195,000	1,247,000

Consolidated total long-lived assets, net	$8,520,000	$5,587,000

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

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). For a description of our relationship with Harmony see Note 6 to our consolidated financial statements. Harmony has four facilities in India, three owned and one rented. The owned facilities consist of (i) a 139,000 square foot building for use in the manufacturing of building products, (ii) a 121,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel, and (iii) a 23,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 159,000 square foot facility for use in the manufacturing of Building Supply segment products.

We manufacture, cut, warehouse and ship disposable protective apparel products and face shields in a 137,500 square foot facility in Nogales, Arizona. The majority of the apparel products are manufactured by contract manufacturers in Asia and, to a much lesser extent, the face shields are manufactured by a contract manufacturer in Mexico. These goods are manufactured pursuant to our specifications and quality assurance guidelines. Certain proprietary products are being made in Asia using materials supplied by us.

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

HUMAN CAPITAL

As of March 1, 2025, we had 130 full-time employees and one part-time employee, including 21 employees at our principal executive office in Aurora, Ontario, Canada; 42 employees at our Disposable Protective Apparel segment facility in Nogales, Arizona; 48 employees at our Building Supply segment facility in Valdosta, Georgia; 18 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

None of our employees are subject to collective bargaining agreements. We have had no labor-related work stoppages, and we believe that our relations with our employees are good.

Workplace Health and Safety

The health, safety, and wellness of our employees is a priority in which we have always invested, and we will continue to do so. The Company maintains a variety of programs to reduce and eliminate injuries and promote safety and regularly measures progress against those programs. These programs promote personal responsibility for workplace safety and encourage associates to set a meaningful example as safety ambassadors.

Company Culture

We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations. We remain committed to fostering an inclusive environment in which our differing backgrounds, life experiences, and perspectives join to positively impact the communities in which we live and serve. We do this by leading with inclusion and empowering everyone to do their best work as their most authentic selves. We are united by our collective purpose and common set of organizational values that are core to our mission and culture.

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

We currently participate in a joint venture in India and may in the future enter into joint ventures with other companies or enterprises in international markets, including joint ventures in which we may have a lesser degree of control over the business operations, which may expose us to additional operational, financial, legal or compliance risks. We may be dependent on a joint venture counterparty for product distribution, local market knowledge or other resources. If we are unable to effectively cooperate with joint venture partners, or any joint venture partner fails to meet its obligations under the joint venture arrangement, encounters financial difficulty, or elects to alter, modify or terminate the relationship, we may be unable to achieve our objectives and our results of operations may be negatively impacted thereby. Furthermore, as the joint venture is in a foreign country, social and economic events in that country could also affect the value of our investment and our ability to conduct business in that country.

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

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, a 25% tariff will be applied to certain products from Canada and Mexico, while a 10% tariff will be imposed on certain imports from China. If implemented, these tariffs and countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Tariffs may increase our manufacturing costs and make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

Our success depends in part on protection of our intellectual property, and our failure to protect our intellectual property could adversely affect our competitive advantage, our brand recognition and our business.

The success and competitiveness of our products depend in part upon our ability to protect our current and future technology, manufacturing processes and brand names, including Alpha Pro Tech, through a combination of patent, trademark, trade secret and unfair competition laws. Our patents expired in February 2024, which may make it more difficult to protect our intellectual property. Of particular concern are developing countries, such as China and India, where the laws, courts, and administrative agencies may not protect our intellectual property rights as fully as in the United States.

We enter into confidentiality and non-disclosure of intellectual property agreements with certain of our employees, consultants and vendors and generally control access to and distribution of our proprietary information.  These agreements may be breached or we may not have adequate remedies for any breach. In addition, despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.

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

The markets for our products are intensely competitive. We currently experience competition from numerous companies in each of the markets in which we participate. Many of our competitors are more established, benefit from greater market recognition and have substantially greater financial, development, manufacturing and marketing resources than we have. Additionally, the Company’s competitors may adopt new technologies and technological advancements, such as using artificial intelligence and machine learning to pursue new products and approaches more quickly, successfully and effectively than the Company. The Company may not be able to compete successfully with existing competitors or with new competitors. If we do not compete successfully with respect to these or other companies, it could materially adversely affect our business, results of operations and financial condition.

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

Environmental laws and regulations may subject us to significant liabilities.

Our U.S. operations, including our manufacturing facilities, are subject to federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes. Any violation of any of those laws and regulations could cause us to incur substantial liability to the U.S. Environmental Protection Agency, to the state environmental agencies in any affected state or to any individuals affected by any such violation. If hazardous substances are released from or located on any of our properties, we could incur substantial costs and damages. Any such liability could have a material adverse effect on our financial condition and results of operations.

By way of example, but not limitation, governmental authorities in the U.S. and in other jurisdictions are increasingly focused on potential contamination resulting from the use of so-called “forever chemicals,” most notable at present are per- and polyfluoroalkyl, substances (PFAS). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including in some of our engineered materials and components, and are virtually ubiquitous in parts of the environment. Until recently, these substances were largely unregulated. Nevertheless, over the last few years, PFAS regulation has been evolving rapidly. In 2023, the U.S. EPA issued a new rule under the Toxic Substances Control Act, requiring manufacturers and importers of PFAS to submit additional reporting information about production volumes, industrial uses, byproducts, worker exposure, and disposal. In 2023, certain EU member states submitted a proposal to the European Chemicals Agency calling for the phase out of the manufacture, import, sale, and use of PFAS substances beginning in late 2025. In 2024, among other things, U.S. EPA issued new regulations regarding PFAS in drinking water, PFAS reporting obligations under Toxic Substances Control Act, and designated two PFAS chemicals (Perfluorooctanoic acid and Perfluorooctane sulfonic acid) as hazardous substances under Comprehensive Environmental Response, Compensation, and Liability Act. While PFAS regulation continues to advance at the federal level and in many states, the full scope of such regulation is still being developed. In some cases, PFAS compounds are regulated at, or even below, the ability of current technology to detect their presence, making remediation difficult and complex. We may therefore incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows. We may incur costs in connection with any obligations to transition away from the usage of PFAS-containing products, to dispose of PFAS-containing waste or to remediate any PFAS contamination, which could have a negative effect on our financial position, results of operations and cash flows.

In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by a person, as well as for damages to property or natural resources and personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability.

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

Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and reputation.

We are in the initial stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we have incorporated or may in the future incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. We also work with vendors that incorporate artificial intelligence tools into their offerings and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process described above, including the operation of our incident response plan. Annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management process and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials if necessary, including current and emerging material cybersecurity threat risks and describing the company’s ability to mitigate those risks, and discusses such matters with our IT Manager.

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

Our IT manager’s skills are further enhanced by MCSA and MCSE certifications and a foundation in Computer Engineering studies at university. Our IT manager has a strong track record of working with major vendors' security, firewall, identity management, and other platforms, ensuring robust and resilient IT infrastructures.

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

The Disposable Protective Apparel segment has its cutting operation, production, warehousing and shipping facility in Nogales, Arizona. The approximate monthly rent is $76,000 for 137,500 square feet. This lease expires on February 28, 2029.

The Company believes that these arrangements are suitable and adequate for its present needs and that other premises, if required, are readily available.

Item 3. Legal Proceedings.

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in Utah naming as defendants the vendors from which the Company ordered equipment for its facility in Utah (collectively the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date, and other monetary and equitable relief. In 2022, the Company wrote off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The final outcome of the Lawsuit, including the potential amount of any recovery for the Company’s claims, is uncertain. Any potential recovery represents a gain contingency in accordance with ASC 450, Contingencies, that has not been recorded as the matter was not resolved as of December 31, 2024. Any recovery will be recorded when received.

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

As of February 28, 2025, the Company’s common stock was held by 89 shareholders of record and approximately 12,437 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2024.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
October 1 - 31, 2024	0	$0.00	0
November 1 - 30, 2024	57,100	5.36	57,100
December 1 - 31, 2024	78,900	5.19	78,900
	136,000	5.26	136,000

(1)

On December 23, 2024, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $57,402,000 of common stock, of which $2,742,000 was available for repurchase as of December 31, 2024. The stock repurchase plan expires on December 15, 2026.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2025, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “predicts,” “potential,” “may,” “continue” or “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2024. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

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

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for credit losses pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2024, 2023, and 2022, the Company had accounts receivable totaling $4,894,000, $6,545,000 and $6,973,000, respectively. As of December 31, 2024, and 2023, the Company had recorded an allowance for credit losses on accounts receivable of $35,000 for both periods respectively.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write-down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2024 and 2023, we recorded approximately $416,000 and $292,000, respectively, in write-downs of inventory.

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

Leases: We determine if an arrangement is a lease at its inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit interest rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients permitted under the standards of the Financial Accounting Standards Board (“FASB”), which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. As of December 31, 2024, we had $8.7 million in ROU assets and $8.8 million in lease liabilities.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2024, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options. In 2024 and 2023, we recorded $463,000 and $170,000, respectively, in compensation expense for share-based awards.

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

Our target markets include construction, building supply and roofing distributors; companies in pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, and high technology electronics manufacturing (which includes the semi-conductor market); and medical and dental distributors.

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

Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements made and actions taken related to tariff increases and other trade restrictions regarding imports into the U.S. President Trump has indicated that his administration is likely to impose significant tariffs on imported goods, including a 60% tariff on Chinese imports, a 25% tariff on goods from Canada and Mexico and up to 10% or 20% on all other U.S. imports.  Given that we currently source very little from China, this may be a benefit in regards to our competition that does import from China, but any new or increased tariffs, quotas, embargoes, or other trade barriers affecting other countries from which we do source supplies or our global network of third-party suppliers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries could further disrupt our operations or reduce our competitiveness in international markets. We continue to monitor these changing tariffs and trade restrictions. If new tariffs or trade restrictions are imposed, we may need to adjust our pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect our revenue, gross margins, and overall financial performance

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2024	2023
Net sales	100.0%	100.0%
Gross profit	39.6%	37.3%
Selling, general and administrative expenses	32.2%	29.0%
Income from operations	6.0%	6.7%
Income before provision for income taxes	8.7%	8.9%
Net income	6.8%	6.8%

Year ended December 31, 2024 compared to year ended December 31, 2023

Sales. Consolidated sales for the year ended December 31, 2024, decreased to $57,840,000, from $61,232,000 for the year ended December 31, 2023, representing a decrease of $3,392,000, or 5.5%. This decrease consisted of decreased sales in the Building Supply segment of $4,431,000, partially offset by increased sales in the Disposable Protective Apparel segment of $1,039,000.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2024, decreased by $4,431,000, or 11.0%, to $35,965,000 compared to $40,396,000 for the year ended December 31, 2023. The Building Supply segment decrease during the year ended December 31, 2024, was primarily due to a 6.4% decrease in sales of housewrap, an 8.8% decrease in sales of synthetic roof underlayment and a 28.2% decrease in sales of other woven material compared to the same period of 2023.

The sales mix of the Building Supply segment for the year ended December 31, 2024, was approximately 42% for synthetic roof underlayment, 49% for housewrap and 9% for other woven material. This compared to approximately 42% for synthetic roof underlayment, 47% for housewrap and 11% for other woven material for the year ended December 31, 2023. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus and REX Ultra HT. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housing market continues to be weak, with housing starts down 4.4% in 2024 compared to 2023. Although sales of the core building products (housewrap and synthetic roof underlayment) were down 7.9% in 2024, which exceeds the decline in housing starts, a closer look reveals the issues we faced. Excluding the decline of sales to two private label distributors, which were beyond our control, the 2024 sales performance of our core building products would have resulted in a lower percentage decline than the reduction in housing starts, indicating that we otherwise outperformed the market. In addition, the percentage change in sales for all of 2024 improved slightly over the first nine months of 2024. Synthetic roof underlayment sales in the fourth quarter of 2024 exceeded sales in the same quarter of 2023.

Housewrap sales were encouraging through the first nine months of 2024 especially since the percentage decline of housing starts was higher than the percentage decline of housewrap sales. Lower housewrap sales in the final quarter of 2024 were primarily due to one of our larger distributors losing some end user’s business but we have not lost share with this distributor. Presenting an additional challenge in 2024, multi-family housing starts in 2024 were down 11.3% compared to 2023 with 2024 being the lowest in ten years. Management expects growth with this distributor and in the housewrap category in the coming year, when uncertainty in the housing market is expected to abate.

Sales of synthetic roof underlayment which were down double digits through the first nine months of 2024, ended the year down single digits. After hurricanes Helene and Milton, we saw a surge in synthetic roof underlayment orders in the fourth quarter of 2024 to assist in the southeast rebuild. Sales of this product line continue to be affected by the uncertain economic conditions, more offshore competition and a push in the market to reduce product selling prices. We launched our new line of self-adhered roofing products in late 2023 and have achieved revenue in 2024, and we expect continued growth within our current customer base and into new markets. We are exploring additional products in the roofing market and expect growth in 2025 in the synthetic roof underlayment category.

Despite the challenges faced in 2024, our efforts are now focused on builders and contractors and we are educating the industry on our extensive manufacturing capabilities which are expected to contribute to future growth. Our top fifteen accounts have increased compared to 2023, excluding one of our top accounts mentioned above. This is a testament to the hard work and commitment of our sales team. Late in the year, we added two Territory Mangers who will assist in strengthening relationships with our customers and driving new business. We also created the position of Director of Product and Business Development. This role will be instrumental in helping APT expand its product offerings and explore new opportunities and industries where we currently do not have a presence.

Sales of other woven material sales decreased by $1,326,000, or 28.2% in 2024 compared to 2023, primarily due to one of our customers being acquired by another company. The Company is pursuing new opportunities for other woven material that could improve sales, and as mentioned above, we have hired a Director of Product and Business Development.

Management expects growth in the Building Supply segment in the coming year, as the projected number of housing starts in 2025 is expected to increase. However, there continues to be uncertainty in housing starts and the economy in general that could affect this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2024, increased by $1,039,000, or 5.0%, to $21,875,000, compared to $20,836,000 for 2023. This segment increase was due to a 0.8% increase in sales of disposable protective garments and a 43.5% increase in sales of face shields, partially offset by a 34.6% decrease in sales of face masks.

The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2024, was approximately 85% for disposable protective garments, 11% for face masks and 4% for face shields. This sales mix is compared to approximately 88% for disposable protective garments, 9% for face masks and 3% for face shields for the year ended December 31, 2023.

Sales of disposable protective garments in 2024 were up approximately 19% as compared to pre-pandemic levels, increasing due to further integration and growth among some of our largest regional channel partners. We have signed new distribution agreements with regional and national channel partners, which should provide for an enhanced level of engagement and mutual growth incentives. In addition, we signed a new agreement with our largest international channel partners and achieved elevated status and were named as a preferred supplier going forward. We believe this achievement will provide some growth opportunities, and management expects continued growth for disposable protective garments in 2025.

The significant growth in face masks and shields was a direct result of a return to a pre-pandemic business model.  Together, with both our dental and medical channel partners, we have overcome the negative impact of excess inventories. Our partnerships in this segment remain strong and, through further integration and buy-side incentives, we anticipate a steady growth trajectory going forward.

Gross Profit. Gross profit increased by $104,000, or 0.5%, to $22,933,000 for the year ended December 31, 2024, from $22,829,000 for the year ended December 31, 2023. The gross profit margin was 39.6% for the year ended December 31, 2024, compared to 37.3% for the year ended December 31, 2023.

The gross profit margin in 2024 was positively affected by a margin increase in both the Disposable Protective Apparel and Building Supply segments. However, management expects that the gross profit margin could be negatively affected next year by ocean freight rates that experienced significant volatility in 2024, due to factors such as geopolitical tensions, labor disputes and market dynamics. As we progress into next year, the outlook suggests both challenges and potential easing of freight rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $839,000, or 4.7%, to $18,611,000 for the year ended December 31, 2024, from $17,772,000 for the year ended December 31, 2023. As a percentage of net sales, selling, general and administrative expenses increased to 32.2% for the year ended December 31, 2024, from 29.0% for 2023.

The change in expenses by segment for the year ended December 31, 2024, was as follows: Disposable Protective Apparel expenses were up by $672,000, or 14.3%; Building Supply expenses were down by $505,000, or 6.6%; and corporate unallocated expenses were up by $672,000, or 12.5%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation, travel and insurance expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing and rent expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation, stock option and restricted stock expenses, reorganization costs, professional fees, insurance expenses and general office expenses. The reorganization costs were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona during 2024. This relocation of our face mask manufacturing facility is expected to result in lower expenses for this product line.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $264,000 was accrued for the year ended December 31, 2024, compared to $286,000 for the year ended December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased by $52,000, or 5.6%, to $873,000 for the year ended December 31, 2024, from $925,000 for the year ended December 31, 2023. The decrease was primarily due to a decrease in depreciation in the Building Supply segment.

Income from Operations. Income from operations decreased by $683,000, or 16.5%, to $3,449,000 for the year ended December 31, 2024, compared to $4,132,000 for the year ended December 31, 2023. The decreased income from operations was primarily due to an increase in selling, general and administrative expenses of $839,000, partially offset by an increase in gross profit of $104,000 and a decrease in depreciation and amortization expenses of $52,000. Income from operations as a percentage of net sales for the year ended December 31, 2024, was 6.0%, compared to 6.8% for 2023.

Other Income. Other income increased by $278,000 to income of $1,571,000 for the year ended December 31, 2024, compared to $1,293,000 for 2023. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $152,000, an increase in interest income of $96,000 and a gain on sale of assets of $30,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2024, was $5,020,000, compared to income before provision for income taxes of $5,425,000 for 2023, representing a decrease of $405,000, or 7.5%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $683,000, partially offset by an increase in other income of $278,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2024, was $1,091,000, compared to $1,236,000 for 2023. The estimated effective tax rate was 21.8% for the year ended December 31, 2024, compared to 22.8% for the year ended December 31, 2023. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the year ended December 31, 2024, was $3,929,000 compared to net income of $4,189,000 for 2023, representing a decrease of $261,000, or 6.2%. The net income decrease between 2024 and 2023 was due to a decrease in income before provision for income taxes of $405,000, partially offset by a decrease in provision for income taxes of $145,000. Net income as a percentage of net sales was 6.8% for both years ended December 31, 2024 and 2023. Basic and diluted earnings per common share for the years ended December 31, 2024 and 2023, were $0.35.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, the Company had cash and cash equivalents (“cash”) of $18,636,000 and working capital of $47,516,000. As of December 31, 2024, the Company’s current ratio (current assets/current liabilities) was 16:1, compared to a current ratio of 21:1 as of December 31, 2023. Cash decreased by 8.5%, or $1,742,000, to $18,636,000 as of December 31, 2024, compared to $20,378,000 as of December 31, 2023, and working capital decreased by $2,982,000, to $47,516,000 from $50,498,000 as of December 31, 2023. The decrease in cash from December 31, 2023, was due to cash used in investing activities of $3,776,000 and cash used in financing activities of $3,664,000, partially offset by cash provided by operating activities of $5,698,000.

Net cash provided by operating activities of $5,698,000 for the year ended December 31, 2024 was due to net income of $3,922,000, as adjusted primarily by the following: stock-based compensation expense of $463,000, depreciation and amortization expense of $873,000, equity in income of unconsolidated affiliate of $629,000, gain on sale of assets of $30,000, operating lease asset amortization of $899,000, and increase in deferred income taxes of $61,000, a decrease in accounts receivable of $1,651,000, a decrease in prepaid expenses of $1,635,000, an increase in inventory of $2,602,000, an increase in accounts payable and accrued liabilities of $325,000, and a decrease in lease liabilities of $876,000, all compared to December 31, 2023.

Accounts receivable decreased by $1,651,000, or 25.2%, to $4,894,000 as of December 31, 2024, from $6,545,000 as of December 31, 2023. The decrease in accounts receivable was primarily related to decreased sales in the latter part of 2024 compared to the same period of 2023. The number of days that sales remained outstanding as of December 31, 2024, calculated by using an average of accounts receivable outstanding and annual revenue, was 36 days, compared to 40 days as of December 31, 2023.

Inventory increased by $2,602,000, or 12.9%, to $22,733,000 as of December 31, 2024, from $20,131,000 as of December 31, 2023. The increase was due to an increase in inventory for the Building Supply segment of $3,961,000, or 56.8%, to $10,931,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $1,359,000, or 10.3%, to $11,802,000.

Prepaid expenses decreased by $1,634,000, or 27.2%, to $4,376,000 as of December 31, 2024, from $6,010,000 as of December 31, 2023. The decrease was primarily due to decreased prepaid equipment and prepayments for insurance, partially offset by increased prepaid tax payments.

Right-of-use assets as of December 31, 2024, increased by $3,904,000 to $8,714,000 from $4,801,000 as of December 31, 2023, primarily as a result of our new Nogales, Arizona lease, partially offset by amortization of the right of use asset.

Lease liabilities as of December 31, 2024, increased by $3,927,000 to $8,775,000 from $4,848,000 as of December 31, 2023. The increase in the lease liabilities was primarily the result of our new lease in Nogales, Arizona starting March 1, 2024, partially offset by lease payments made during the period.

Accounts payable and accrued liabilities as of December 31, 2024 increased by $325,000, or 17.1%, to $2,230,000, from $1,905,000 as of December 31, 2023. The increase was primarily due to an increase in trade payables and accrued payroll, partially offset by a decrease in accrued bonuses.

Net cash used in investing activities was $3,776,000 for the year ended December 31, 2024, compared to net cash used in investing activities of $792,000 for 2023. Investing activities for the year ended December 31, 2024 and 2023 consisted primarily of the purchase of property and equipment.

Net cash used in financing activities was $3,664,000 for the year ended December 31, 2024, compared to net cash used in financing activities of $3,578,000 for 2023. Net cash used in financing activities for the year ended December 31, 2024 resulted from the payment of $4,452,000 for the repurchase of common stock and $44,000 for treasury stock excise tax, partially offset by $832,000 in proceeds from the exercise of stock options. Net cash used in financing activities for the year ended December 31, 2023 resulted from the payment of $4,002,000 for the repurchase of common stock and $40,000 for treasury stock excise tax, partially offset by $464,000 in proceeds from the exercise of stock options.

As of December 31, 2024, we had $2,742,000 available for stock purchases under our stock repurchase program. During the year ended December 31, 2024, we repurchased 831,000 shares of common stock at a cost of $4,452,000. As of December 31, 2024, we had repurchased a total of 21,242,627 shares of common stock at a cost of approximately $54,778,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2024 and 2023, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 6 to our consolidated financial statements for more information on our relationship with our non-consolidated affiliate Harmony Plastics Private Limited.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2024, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange and the PCAOB.

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

Equity Investment in Unconsolidated Affiliate

As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company holds a noncontrolling equity investment in a foreign entity which produces and sales certain products to the Company. As a global organization with an international affiliate, the Company needs to properly value its noncontrolling equity basis investment.

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

Provision for Income Taxes

As more fully described in Note 10 to the consolidated financial statements, the Company’s net deferred income tax liabilities were $503,000 as of December 31, 2024, and income tax expense was $1,091,000 for the year ended December 31, 2024.  As a global organization, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.

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
Lehi, Utah March 12, 2025

We have served as the Company’s auditors since 2011.
(PCAOB ID 270)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,636,000	$20,378,000
Accounts receivable, net	3,692,000	5,503,000
Accounts receivable, related party	1,202,000	1,042,000
Inventories, net	22,733,000	20,131,000
Prepaid expenses	4,376,000	6,010,000
Total current assets	50,639,000	53,064,000

Property and equipment, net	8,520,000	5,587,000
Goodwill	55,000	55,000
Right-of-use assets	8,714,000	4,810,000
Equity investment in unconsolidated affiliate	5,814,000	5,247,000
Total assets	$73,742,000	$68,763,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,283,000	$802,000
Accrued liabilities	947,000	1,103,000
Lease liabilities	893,000	661,000
Total current liabilities	3,123,000	2,566,000

Lease liabilities, net of current portion	7,882,000	4,187,000
Deferred income tax liabilities, net	503,000	442,000
Total liabilities	11,508,000	7,195,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,816,878 and 11,416,212 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	108,000	114,000
Additional paid-in capital	16,368,000	16,339,000
Retained earnings	47,257,000	46,552,000
Accumulated other comprehensive loss	(1,499,000)	(1,437,000)
Total shareholders' equity	62,234,000	61,568,000
Total liabilities and shareholders' equity	$73,742,000	$68,763,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2024	2023

Net sales	$57,840,000	$61,232,000

Cost of goods sold, excluding depreciation and amortization	34,907,000	38,403,000
Gross profit	22,933,000	22,829,000

Operating expenses:
Selling, general and administrative	18,611,000	17,772,000
Depreciation and amortization	873,000	925,000
Total operating expenses	19,484,000	18,697,000
Income from operations	3,449,000	4,132,000

Other income:
Equity in income of unconsolidated affiliate	629,000	477,000
Gain on sale of property and equipment	30,000	-
Interest income, net	912,000	816,000
Total other income, net	1,571,000	1,293,000

Income before provision for income taxes	5,020,000	5,425,000
Provision for income taxes	1,091,000	1,236,000

Net income	$3,929,000	$4,189,000

Basic earnings per common share	$0.35	$0.35

Diluted earnings per common share	$0.35	$0.35

Basic weighted average common shares outstanding	11,137,873	11,856,356

Diluted weighted average common shares outstanding	11,235,046	11,856,356

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023

Net income	$3,929,000	$4,189,000
Other comprehensive income (loss)- foreign currency translation gain (loss)	(62,000)	52,000
Comprehensive income	$3,867,000	$4,241,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2022	12,226,306	$123,000	$17,099,000	$45,025,000	$(1,489,000)	$60,758,000
Common stock repurchased and retired	(951,010)	(10,000)	(1,330,000)	(2,662,000)	-	(4,002,000)
Cancellation of stock options	-	-	(23,000)	-	-	(23,000)
Treasury stock excise tax	-	-	(40,000)	-	-	(40,000)
Options exercised	140,916	1,000	463,000	-	-	464,000
Stock-based compensation expense	-	-	170,000	-	-	170,000
Total comprehensive income	-	-	-	4,189,000	52,000	4,241,000
Balance as of December 31, 2023	11,416,212	114,000	16,339,000	46,552,000	(1,437,000)	61,568,000
Common stock repurchased and retired	(831,000)	(8,000)	(1,220,000)	(3,224,000)	-	(4,452,000)
Treasury stock excise tax	-	-	(44,000)	-	-	(44,000)
Options exercised	231,666	2,000	830,000	-	-	832,000
Stock-based compensation expense	-	-	463,000	-	-	463,000
Total comprehensive income (loss)	-	-	-	3,929,000	(62,000)	3,867,000
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$3,929,000	$4,189,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Share-based compensation	463,000	170,000
Depreciation and amortization	873,000	925,000
Equity in income of unconsolidated affiliate	(629,000)	(477,000)
Gain on sale of property and equipment	(30,000)	-
Non-cash lease expense	899,000	774,000
Deferred income taxes	61,000	(322,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,811,000	(121,000)
Accounts receivable, related party	(160,000)	549,000
Inventories, net	(2,602,000)	4,266,000
Prepaid expenses	1,634,000	(1,108,000)
Accounts payable and accrued liabilities	325,000	398,000
Lease liabilities	(876,000)	(785,000)

Net cash provided by operating activities	5,698,000	8,458,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,806,000)	(792,000)
Proceeds from sale of property and equipment	30,000	-

Net cash used in investing activities	(3,776,000)	(792,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	832,000	464,000
Repurchase of common stock	(4,452,000)	(4,002,000)
Treasury stock excise tax	(44,000)	(40,000)

Net cash used in financing activities	(3,664,000)	(3,578,000)

Increase (decrease) in cash and cash equivalents	(1,742,000)	4,088,000

Cash and cash equivalents, beginning of the year	20,378,000	16,290,000

Cash and cash equivalents, end of the year	$18,636,000	$20,378,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,435,000	$1,524,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$4,803,000	$3,859,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

Events that occurred after December 31, 2024, through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2024. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents primarily consists of cash in bank and money market accounts.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for credit losses on accounts receivable is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for each credit loss pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2024, 2023, and 2022, the Company had accounts receivable totally $4,894,222, $6,545,000 and $6,973,000, respectively. As of December 31, 2024 and 2023, the Company had recorded an allowance for credit losses on accounts receivable of $35,000 for both periods respectively.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated net realizable values based upon assumptions about future sales and supplies on-hand. As of December 31, 2024 and 2023, the Company had recorded an allowance for excess and obsolete inventories of $416,000 and $292,000, respectively.

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

Fair Value of Financial Instruments

The estimated fair values of financial instruments are determined based on relevant market information and cannot be determined with precision. The Company’s financial instruments consist primarily of cash and cash equivalents.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2024 and 2023.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2024, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 14 for information on revenue disaggregated by type and by geographic region.

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

For the years ended December 31, 2024 and 2023, there were 0 and 46,400 stock options granted, respectively, under the Company’s stock option plan. The Company recognized $59,000 and $25,000 in stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively, related to outstanding options. For the years ended December 31, 2024 and 2023, 29,675 and 227,000 restricted stock equity awards, respectively, were granted under the 2020 Incentive Plan and the compensation expense associated with these awards was $404,000 and $145,000 in 2024 and 2023, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023

Net income (numerator)	$3,929,000	$4,189,000

Shares (denominator):
Basic weighted average common shares outstanding	11,137,873	11,856,356
Add: Dilutive effect of common stock options	97,173	-

Diluted weighted average common shares outstanding	11,235,046	11,856,356

Earnings per common share:
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2024 and 2023.

The Company does not have a material foreign currency exposure in regards to purchase agreements with companies in Asia and Mexico as the agreements are in U.S. dollars. In addition, all sales transactions are in U.S. dollars. The Company has a foreign currency exposure with respect to its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture products in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada. The Company also has potentially material foreign currency exposure in regards to its equity in its unconsolidated affiliate in India. The Company’s unconsolidated affiliate operations are in India; therefore, U.S. GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, the investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as accumulated other comprehensive loss (“AOCL”) and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translations reduced the balance of equity in unconsolidated affiliated by $1,499,000 and $1,437,000 as of December 31, 2024 and 2023, respectively, and the loss was recorded in AOCL.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2024 and 2023.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $65,000 and $60,000 for the years ended December 31, 2024 and 2023, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no fair values of the Company’s financial assets as of December 31, 2024 and 2023.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

3.	Inventories

Inventories consisted of the following:

	December 31,
	2024	2023

Raw materials	$10,948,000	$10,470,000
Work in process	2,934,000	2,236,000
Finished goods	8,851,000	7,425,000
Total inventory	$22,733,000	$20,131,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2024	2023

Buildings	$493,000	$493,000
Machinery and equipment	16,732,000	15,461,000
Office furniture and equipment	2,927,000	2,541,000
Leasehold improvements	690,000	658,000
Software	-	3,000

	20,842,000	19,156,000
Less accumulated depreciation and amortization	(12,322,000)	(13,569,000)

Total net property and equipment	$8,520,000	$5,587,000

Depreciation and amortization expense for property and equipment was $873,000 and $925,000 for the years ended December 31, 2024 and 2023, respectively.

5.	Goodwill and Intangible Assets

Management evaluates goodwill for impairment on an annual basis (in the fourth quarter), and no impairment charge was identified for the years presented.

Definite-lived intangible assets, consisting of patents and trademarks, are amortized over their useful lives. Amortization expense for intangible assets was $0 and $1,000 for the years ended December 31, 2024 and 2023, respectively. There is no estimated future amortization expense related to definite-lived intangible assets as of December 31, 2024.

6.	Equity Investments in Unconsolidated Affiliate

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2024, or December 31, 2023. Under the equity method, since the Company’s reporting currency is different from that of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly, and accrue the adjustment as a component of AOCL.

For the years ended December 31, 2024 and 2023, the Company purchased $22,080,000 and $18,822,000 of inventories, respectively, from Harmony. For the years ended December 31, 2024 and 2023, the Company recorded equity in income of unconsolidated affiliate of $629,000 and $477,000, respectively. For the years ended December 31, 2024 and 2023, the Company sold $839,000 and $266,000 of inventories, respectively, to Harmony.

As of December 31, 2024, the Company’s investment in Harmony was $5,814,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $6,882,000, less $942,000 in repayments of an advance, payments of $77,000 in dividends and AOCL on foreign currency translations of $1,499,000.

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2024	2023

Payroll expenses and tax payable	$221,000	$157,000
Commission and bonuses payable and general accrued liabilities	726,000	946,000
Total accrued liabilities	$947,000	$1,103,000

Contract liabilities were $3,224,000 and $3,129,000 as of December 31, 2024 and 2023, respectively, which are netted against the related accounts receivable due to the legal right of offset.

8.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2024, the Company repurchased and retired 831,000 shares of its common stock for $4,452,000. During the year ended December 31, 2023, the Company repurchased and retired 951,010 shares of its common stock for $4,002,000. As of December 31, 2024, the Company had $2,742,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) is an equity compensation plan that provided for grants of stock options to eligible individuals.  The 2004 Plan was intended to recognize the contributions made to the Company by key employees of the Company, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also is intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company. The 2004 Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options had been granted as of December 31, 2020. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options was determined based on the fair market value of the stock on the date of grant.

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

The following table summarizes restricted stock awards activity for the years ended December 31, 2024 and 2023:

		Weighted-Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2022	18,372	$4.00
Granted to employees and directors	227,000	4.23
Vested	(10,200)	3.99
Outstanding, December 31, 2023	235,172	4.21
Granted to employees and directors	29,675	5.56
Vested	(8,172)	4.02
Outstanding December 31, 2024	256,675	4.38

During the years ended December 31, 2024, and 2023, 29,675 and 227,000 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $404,000 and $145,000 in compensation expense associated with outstanding restricted stock awards for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $639,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of 1.74 years.

The following table summarizes option activity for the years ended December 31, 2024 and 2023:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2022	410,615	$3.50
Granted to employees and directors	46,400	4.23
Exercised	(140,916)	3.29
Canceled/expired/forfeited	(23,333)	3.53
Options outstanding, December 31, 2023	292,766	3.71
Exercised	(231,666)	3.59
Options outstanding, December 31, 2024	61,100	4.17
Options exercisable, December 31, 2024	25,264	4.14

Stock options to purchase 61,100 and 292,766 shares of common stock were outstanding as of December 31, 2024 and 2023, respectively. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2024. All except 46,400 of the stock options, which were anti-dilutive, were included in the computation of the weighted-average number of dilutive common shares outstanding for the year ended December 31, 2023.

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

The following table summarizes information about stock options as of December 31, 2024:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$3.99	-	$4.23	61,100	$4.17	3.5	$68,000	25,264	$4.14	3.35	$29,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023, was $497,000 and $109,000, respectively.

As of December 31, 2024, $88,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 1.59 years. Cash received from 231,666 options exercised for the year ended December 31, 2024, was $832,000.

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

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, a component of shareholders’ equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,499,000 and $1,437,000 as of December 31, 2024 and 2023, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

10.	Income Taxes

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2024	2023

Current	$1,030,000	$1,558,000
Deferred	61,000	(322,000)

Provision for income taxes	$1,091,000	$1,236,000

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2024	2023
Temporary differences:
Property and equipment	$(1,234,000)	$(858,000)
Intangible assets	158,000	102,000
Inventory reserve	87,000	61,000
Accrued expenses and inventory	392,000	199,000
Right of Use Asset	(1,872,000)	(1,281,000)
Foreign exchange	29,000	16,000
Lease Liability	1,885,000	1,289,000
AMT/Foreign tax credits	188,000	141,000
State income taxes	(136,000)	(111,000)

Net deferred income tax liabilities	$(503,000)	$(442,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2024	2023
Income taxes based on U.S. statutory rate of 21%	$1,054,000	$1,150,000
Non-deductible meals & entertainment	9,000	12,000
FDII deduction	(5,000)	(6,000)
Foreign taxes	(136,000)	(82,000)
State taxes	200,000	169,000
Stock Compensation	(33,000)	18,000
Other	2,000	(25,000)

Provision for income taxes	$1,091,000	$1,236,000

11.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through December 31, 2034. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of December 31, 2024, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of December 31, 2024, the Company had operating lease right-of-use assets of $8,714,000 and operating lease liabilities of $8,775,000. As of December 31, 2024, the Company did not have any finance leases recorded on the consolidated balance sheet. Operating lease expenses were approximately $1,650,000 and $1,285,000 for the years ended December 31, 2024 and 2023, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2024, were as follows:

December 31,
2025	$1,471,000
2026	1,473,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
Thereafter	4,856,000
Total future minimum lease payments	12,268,000
Less imputed interest	(3,493,000)
Total lease liabilities	$8,775,000

As of December 31, 2024, the weighted average remaining lease term of the Company’s operating leases was 10.04 years. During the year ended December 31, 2024, the weighted average discount rate with respect to these leases was 7.00%.

12.	Legal

Legal Proceedings:

On June 7, 2022, the Company filed a lawsuit (the “Lawsuit”) in the Fourth Judicial District Court of Utah naming as defendants Mechanized Concepts, LLC, Matthew D. Collegee, Collegee Machine, Engineering, Design, LLC, Joseph Collegee d/b/a/ Collegee Machine, and Justin Staub (collectively, the “Defendants”). The Lawsuit relates to certain equipment ordered from Defendants and paid for by the Company, which Defendants never delivered. In the Lawsuit the Company is seeking the following relief: compensatory damages in the amount $490,000, representing the money the Company paid for the machines it never received, lost profits in the form of mask sales it could have made if Defendants had delivered the machines on the promised date and other monetary and equitable relief. In 2022, the Company had written off the $490,000 balance of the deposit paid for the equipment, pending any recovery in the Lawsuit. As of the date hereof, no counterclaims have been asserted against the Company. The Company believes there would not be any meritorious claims against the Company in the Lawsuit. The Lawsuit is in its early stages and the final outcome, including the potential amount of any recovery for the Company’s claims, is uncertain.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing between 2% and 12% of their gross earnings. The total amounts contributed to the plans by the Company were $46,000 and $48,000 for the years ended December 31, 2024 and 2023, respectively.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $264,000 for the year ended December 31, 2024, compared to $286,000 for 2023, in connection with the bonus.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

14.	Activity of Business Segments

The Company operates through two business segments:

(1) Building Supply: consisting of a line of construction supply weatherization products. The construction supply weatherization products consist of housewrap and synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven material. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

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

The following table presents net sales for each segment:

	Years Ended December 31,
	2024	2023

Building Supply	$35,965,000	$40,396,000
Disposable Protective Apparel	21,875,000	20,836,000

Consolidated net sales	$57,840,000	$61,232,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2024	2023

Building Supply	$5,746,000	$5,703,000
Disposable Protective Apparel	4,481,000	4,385,000
Total segment income	10,227,000	10,088,000

Unallocated corporate overhead expenses	5,207,000	4,663,000
Provision for income taxes	1,091,000	1,236,000
Consolidated net income	$3,929,000	$4,189,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived assets, net of accumulated depreciation and amortization, information by geographic area:

	Years Ended December 31,
	2024	2023

Net sales by geographic region
United States	$57,211,000	$60,882,000
International	629,000	350,000

Consolidated net sales	$57,840,000	$61,232,000

	As of December 31,
	2024	2023
Long-lived assets, net by geographic region
United States	$7,325,000	$4,340,000
International	1,195,000	1,247,000

Consolidated total long-lived assets, net	$8,520,000	$5,587,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2024, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2024	2023

Building Supply	$6,069,000	$3,389,000
Disposable Protective Apparel	1,424,000	1,213,000
Total segment assets	7,493,000	4,602,000

Unallocated corporate assets	1,082,000	1,040,000
Total consolidated assets	$8,575,000	$5,642,000

15.	Concentration of Risk

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2024 and 2023, and 10% or more of net sales for the years ended December 31, 2024 and 2023, were as follows:

		December 31,
		2024	2023

Accounts Receivable:
	Customer A	36%	34%
	Customer B	14%	10%
	Customer C	*	11%

Net sales:
	Customer A	20%	20%
	Customer B	15%	18%
	Customer C	13%	14%

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2024.

16.	Employment Agreements

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

17.	Related Party Transactions

During 2024, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony. ( see Note 6.)

18.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2024 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.

(b)

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Insider Trading Policy

The Company has a Policy on Insider Trading (the “Policy) governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that this Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19 to this Form 10-K.

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2024 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by shareholders	61,100	$4.17	1,733,075	(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	61,100	$4.17	1,733,075

(1)

Represents 1,733,075 shares of common stock issuable pursuant to our 2020 Incentive Plan. Does not include 256,675 of time-based restricted stock outstanding under our 2020 Incentive Plan as of December 31, 2024.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)         Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2024 and 2023;

Consolidated Statements of Income – Years Ended December 31, 2024 and 2023;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2024 and 2023;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2024 and 2023;

Consolidated Statements of Cash Flows – Years Ended December 31, 2024 and 2023; and

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

10.1	Alpha Pro Tech, Ltd. 2004 Stock Option Plan (As Amended on June 7, 2010), incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 11, 2010.*
10.2	Non-Qualified Stock Option Agreement of John Ritota, incorporated by reference to Exhibit 4.4 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.3	Incentive Stock Option Agreement of Lloyd Hoffman, incorporated by reference to Exhibit 4.8 to Form S-8, filed on December 13, 2004 (File No. 333-121184).*
10.4	Employment Agreement between the Company and Lloyd Hoffman, dated August 31, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 2, 2016 (File No. 001-15725).*
10.4A

Amendment One to Employment Agreement between the Company and Lloyd Hoffman, dated October 24, 2017, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on October 26, 2017 (File No. 001-15725).*

10.5	Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K, filed on June 15, 2020 (File No. 001-15725).*
10.5A

First Amendment to the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8A to Form 10-K for the year ended December 31, 2020, filed on March 10, 2021 (File No. 001-15725).*

10.6

Form of Restricted Stock Award Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2020, filed on March 10, 2021 (File No. 001-15725).*

10.7

Lease Agreement, effective as of January 1, 2024, by and between Alpha ProTech Engineered Products, Inc. and Edward Jennings, LLC, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2024, filed on May 9, 2024 (File No. 000-15725).

10.8

Commercial Lease and Deposit Receipt, effective as of March 1, 2024, by and between the Alpha Pro Tech, Inc., and Nogales Property Management, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2024, filed on May 9, 2024 (File No. 000-15725).

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
19	Alpha Pro Tech, Ltd. Policy on Insider Trading.
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
97	Policy Regarding Recovery of Erroneously-Awarded Compensation, incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, filed on March 13, 2024 (File No. 001-15725),
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-K for the period ended December 31, 2024, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement. (P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 12, 2025	BY:	/s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	March 12, 2025	BY:	/s/Colleen McDonald
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