Form 10-Q
period 2025-03-31
ALPHA PRO TECH LTD
filed 2025-05-08
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2025
Common Stock, $0.01 par value	10,864,002 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,352,000	$18,636,000
Accounts receivable, net	6,671,000	3,692,000
Accounts receivable, related party	1,001,000	1,202,000
Inventories, net	23,565,000	22,733,000
Prepaid expenses	4,751,000	4,376,000
Total current assets	49,340,000	50,639,000

Property and equipment, net	8,412,000	8,520,000
Goodwill	55,000	55,000
Right-of-use assets	8,485,000	8,714,000
Equity investment in unconsolidated affiliate	5,890,000	5,814,000
Total assets	$72,182,000	$73,742,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$887,000	$1,283,000
Accrued liabilities	502,000	947,000
Current portion of lease liabilities	917,000	893,000
Total current liabilities	2,306,000	3,123,000

Lease liabilities, net of current portion	7,645,000	7,882,000
Deferred income tax liabilities, net	503,000	503,000
Total liabilities	10,454,000	11,508,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,595,465 and 10,816,878 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	106,000	108,000
Additional paid-in capital	16,157,000	16,368,000
Retained earnings	47,029,000	47,257,000
Accumulated other comprehensive loss	(1,564,000)	(1,499,000)
Total shareholders' equity	61,728,000	62,234,000
Total liabilities and shareholders' equity	$72,182,000	$73,742,000

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net sales	$13,822,000	$13,482,000

Cost of goods sold, excluding depreciation and amortization	8,430,000	8,065,000
Gross profit	5,392,000	5,417,000

Operating expenses:
Selling, general and administrative	4,694,000	4,847,000
Depreciation and amortization	243,000	244,000
Total operating expenses	4,937,000	5,091,000

Income from operations	455,000	326,000

Other income:
Equity in income of unconsolidated affiliate	141,000	138,000
Interest income, net	176,000	258,000
Total other income	317,000	396,000

Income before provision for income taxes	772,000	722,000

Provision for income taxes	159,000	146,000

Net income	$613,000	$576,000

Basic earnings per common share	$0.06	$0.05

Diluted earnings per common share	$0.06	$0.05

Basic weighted average common shares outstanding	10,724,760	11,285,296

Diluted weighted average common shares outstanding	10,836,581	11,389,394

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net income	$613,000	$576,000
Other comprehensive income - foreign currency translation gain (loss)	(65,000)	6,000
Comprehensive income	$548,000	$582,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	$106,000	$16,157,000	$47,029,000	$(1,564,000)	$61,728,000

For the Three Months Ended March 31, 2024					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Net income	-	-	-	576,000	-	576,000
Common stock repurchased and retired	(270,000)	(2,000)	(386,000)	(1,029,000)	-	(1,417,000)
Treasury stock excise tax	-	-	(14,000)	-	-	(14,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	226,666	2,000	813,000	-	-	815,000
Other comprehensive income	-	-	-	-	6,000	6,000
Balance as of March 31, 2024	11,372,878	$114,000	$16,861,000	$46,099,000	$(1,431,000)	$61,643,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$613,000	$576,000
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Stock-based compensation	136,000	109,000
Depreciation and amortization	243,000	244,000
Equity in income of unconsolidated affiliate	(141,000)	(138,000)
Non-cash lease expense	229,000	162,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,979,000)	(923,000)
Accounts receivable, related party	201,000	(15,000)
Inventories, net	(832,000)	(638,000)
Prepaid expenses	(375,000)	383,000
Accounts payable and accrued liabilities	(841,000)	(743,000)
Lease liabilities	(213,000)	(186,000)

Net cash and cash equivalents used in operating activities	(3,959,000)	(1,169,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(135,000)	(83,000)

Net cash and cash equivalents used in investing activities	(135,000)	(83,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	815,000
Repurchase of common stock	(1,178,000)	(1,417,000)
Treasury stock excise tax	(12,000)	(14,000)

Net cash and cash equivalents used in financing activities	(1,190,000)	(616,000)

Increase (decrease) in cash and cash equivalents	(5,284,000)	(1,868,000)

Cash and cash equivalents, beginning of the period	18,636,000	20,378,000

Cash and cash equivalents, end of the period	$13,352,000	$18,510,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$-	$4,803,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

The Building Supply segment consists of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing, seam tape, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven materials.

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“the SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 12, 2025. The results of operations for the three months ended March 31, 2025, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 was prepared using information from the audited consolidated balance sheet contained in the 2024 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of March 31, 2025, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended March 31, 2025, the Company repurchased and retired 221,413 shares of its common stock for $1,178,000. During the three months ended March 31, 2024, the Company repurchased and retired 270,000 shares of its common stock for $1,417,000. As of March 31, 2025, the Company had $1,564,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The Company previously granted stock options to employees and non-employee directors under the 2004 Stock Option Plan (the “2004 Plan”). Options vest and expire according to terms established at the grant date. The 2004 Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options (taking into account cancelled, forfeited, and expired options that were added back to the plan reserve) had been granted as of December 31, 2020.

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options and restricted stock, and restricted stock units (“RSUs”), over the determined requisite service period, which is generally ratably over the vesting term.

The following table summarizes restricted stock and RSU awards activity for the three months ended March 31, 2025:

		Weighted Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2024	256,675	$4.38
Granted to employees and non-employee directors	9,870	5.79
Vested	(10,715)	5.32
Outstanding, March 31, 2025	255,830	4.40

During the three months ended March 31, 2025 and 2024, 9,870 and 10,715 RSU stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $121,000 and $94,000 in stock-based compensation expense associated with outstanding RSU awards for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $574,000 of total unrecognized compensation cost related to the RSU grants was expected to be recognized over a weighted average remainder period of 1.50 years.

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

The following table summarizes option activity for the three months ended March 31, 2025:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2024	61,100	$4.17
Exercised	-	0.00
Options outstanding, March 31, 2025	61,100	4.17
Options exercisable, March 31, 2025	25,264	4.14

As of March 31, 2025, $74,000 of total unrecognized compensation cost related to the stock option grants was expected to be recognized over a weighted average remainder period of 1.37 years.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Inventories

As of March 31, 2025 and December 31, 2024, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2025	2024

Raw materials	$11,232,000	$10,948,000
Work in process	3,616,000	2,934,000
Finished goods	8,717,000	8,851,000
	$23,565,000	$22,733,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2025, or December 31, 2024. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended March 31, 2025 and 2024, the Company purchased $4,755,000 and $5,329,000 of inventories, respectively, from Harmony. For both three months ended March 31, 2025 and 2024, the Company sold $0 of inventories, to Harmony. For the three months ended March 31, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $141,000 and $138,000, respectively, related to Harmony.

As of March 31, 2025, the Company’s investment in Harmony was $5,890,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,023,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,564,000 in AOCL on foreign currency translations.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Accrued Liabilities

As of March 31, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024

Payroll expenses and taxes payable	$350,000	$221,000
Commissions and bonuses payable and general accrued liabilities	152,000	726,000
Total accrued liabilities	$502,000	$947,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net income (numerator)	$613,000	$576,000

Shares (denominator):
Basic weighted average common shares outstanding	10,724,760	11,285,296
Add: dilutive effect of common stock options	111,821	104,098

Diluted weighted average common shares outstanding	10,836,581	11,389,394

Earnings per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $1,564,000 and $1,499,000 as of March 31, 2025 and December 31, 2024, respectively.

10.	Segments Reporting

The Company has determined that it has two reporting segments, which are also operating segments:

(1) Building Supply: consisting of construction weatherization products, such as housewrap, housewrap accessories including window and door flashing, seam tape, synthetic roof underlayment and synthetic roof underlayment accessories, as well as other woven materials. The majority of the Company’s equity in income of unconsolidated affiliate (Harmony) is included in the total segment income for the Building Supply segment.

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

The chief operating decision maker (‘CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net sales.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2 in the notes to our consolidated financial statements in Item 8 of the 2024 Form 10-K).

The following provides segment information as described below:

	For the Three Months Ended March 31, 2025

	Building Supply	Disposable Protective Apparel

Segment sales	$8,372,000	$5,450,000
Less:
Cost of goods sold	5,368,000	3,062,000
Selling, general and administrative	1,878,000	1,446,000
Depreciation and amortization	189,000	27,000
Other income	(119,000)	(21,000)
Segment net income	$1,056,000	$936,000

	For the Three Months Ended March 31, 2024

	Building Supply	Disposable Protective Apparel

Segment sales	$8,240,000	$5,242,000
Less:
Cost of goods sold	5,223,000	2,842,000
Selling, general and administrative	1,986,000	1,359,000
Depreciation and amortization	185,000	30,000
Other income	(117,000)	(21,000)
Segment net income	$963,000	$1,032,000

The following table presents consolidated net sales for each segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Building Supply	$8,372,000	$8,240,000
Disposable Protective Apparel	5,450,000	5,242,000
Consolidated net sales	$13,822,000	$13,482,000

The following table presents the reconciliation of consolidated segment income to consolidated net income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Building Supply	$1,056,000	$963,000
Disposable Protective Apparel	936,000	1,032,000
Total segment income	1,992,000	1,995,000

Unallocated corporate overhead expenses	1,220,000	1,273,000
Provision for income taxes	159,000	146,000
Consolidated net income	$613,000	$576,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Building Supply	$5,969,000	$6,069,000
Disposable Protective Apparel	1,400,000	1,424,000
Total segment assets	7,369,000	7,493,000

Unallocated corporate assets	1,098,000	1,082,000
Total consolidated assets	$8,467,000	$8,575,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net sales by geographic region
United States	$13,647,000	$13,298,000
International	175,000	184,000

Consolidated net sales	$13,822,000	$13,482,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2025 and 2024, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Long-lived assets by geographic region
United States	$7,235,000	$7,325,000
International	1,177,000	1,195,000

Consolidated total long-lived assets	$8,412,000	$8,520,000

12.	Related Party Transactions

As of March 31, 2025, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of March 31, 2025, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of March 31, 2025, the Company had operating lease right-of-use assets of $8,485,000 and operating lease liabilities of $8,562,000. As of March 31, 2025, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $380,000 during the three months ended March 31, 2025.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to lease liabilities as of March 31, 2025 were as follows:

March 31,
2025
Remaining nine months of 2025	$1,107,000
2026	1,473,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	11,904,000
Less imputed interest	(3,342,000)
Total lease liabilities	$8,562,000

As of March 31, 2025, the weighted average remaining lease term of the Company’s operating leases was 9.88 years. During the three months ended March 31, 2025, the weighted average discount rate with respect to these leases was 7.0%.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2025 through the filing date of this Quarterly Report on Form 10-Q that would require recognition or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025 (the “2024 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2025 and 2026, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

●	Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.
●	Our industry is highly competitive, which may negatively affect our ability to grow our customer base and generate sales.
●	The Company’s results are affected by competitive conditions and customer preferences.
●	Environmental laws and regulations may subject us to significant liabilities.
●

The Company’s growth objectives are largely dependent on the timing and market acceptance of our new product offerings, including our ability to continually renew our pipeline of new products and to bring those products to market.

●	Global economic conditions could adversely affect the Company’s business and financial results.
●	We are subject to risks related to climate change and natural disasters or other events beyond our control.
●	Uncertainties with respect to the development, deployment, and use of artificial intelligence.
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

Alpha Pro Tech, Ltd.

The foregoing list of risks is not exclusive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2024 Form 10-K. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2024 Form 10-K. Since December 31, 2024, there have been no material changes to our critical accounting policies and estimates as described in the 2024 Form 10-K.

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

Our target markets include construction companies and building supply and roofing distributors; companies in pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, and high technology electronics manufacturing (which includes the semi-conductor market); and medical and dental distributors.

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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements made and actions taken related to tariff increases and other trade restrictions regarding imports into the U.S. President Trump has indicated that his administration is likely to impose significant tariffs on imported goods, including a 145% tariff on Chinese imports, a tariff on goods from  Mexico and up to 10% or 20% on all other U.S. imports, including tariffs of 10% on products we import from India.  Given that we currently source very little from China, this may be a benefit in regards to our competition that does import from China, but any new or increased tariffs, quotas, embargoes, or other trade barriers affecting other countries from which we do source supplies or our global network of third-party suppliers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries could further disrupt our operations or reduce our competitiveness in international markets. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows. We continue to monitor these changing tariffs and trade restrictions. If new tariffs or trade restrictions are imposed, we may need to adjust our pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect our revenue, gross margins, and overall financial performance.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Gross profit	39.0%	40.2%
Selling, general and administrative expenses	34.0%	36.0%
Income from operations	3.3%	2.4%
Income before provision for income taxes	5.6%	5.4%
Net income	4.4%	4.3%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Sales. Consolidated sales for the three months ended March 31, 2025, increased to $13,822,000, from $13,482,000 for the three months ended March 31, 2024, representing an increase of $340,000, or 2.5%. This increase consisted of increased sales in the Building Supply segment of $132,000 and increased sales in the Disposable Protective Apparel segment of $208,000.

Building Supply Segment

Building Supply segment sales for the three months ended March 31, 2025, increased by $132,000, or 1.6%, to $8,372,000 compared to $8,240,000 for the three months ended March 31, 2024. The Building Supply segment increase during the three months ended March 31, 2025, was primarily due to a 21.8% increase in sales of synthetic roof underlayment and an 89.3% increase in sales of other woven material, partially offset by a 20.9% decrease in sales of housewrap compared to the same period of 2024.

The sales mix of the Building Supply segment for the three months ended March 31, 2025, was approximately 48% for synthetic roof underlayment, 45% for housewrap and 7% for other woven material. This compared to approximately 40% for synthetic roof underlayment, 56% for housewrap and 4% for other woven material for the three months ended March 31, 2024. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

Alpha Pro Tech, Ltd.

The housing market continued to show weakness in the first quarter of 2025, continuing the weak trend of 2024, with single-family housing starts down 5.7% compared to the same quarter in 2024. During the first quarter of 2025, we outperformed the market as sales of the core building products (housewrap and synthetic roof underlayment) were down 3.6%. Excluding the decline in housewrap sales to two private-label distributors, which were beyond our control, the first quarter sales performance of our core building products would have increased compared to the prior year quarter.

Sales of synthetic roof underlayment, which were up 21.8% in the first three months of 2025, have been robust due to national programs with builders and contractors as well as category expansion, which includes self-adhered products. As our relationships strengthen with downstream customers, we have successfully leveraged distribution to stock our full line.

Housewrap sales in the first quarter of 2025 have been challenging due to lower single-family housing starts, a significant decline in sales to two private-label distributors (as mentioned above), economic uncertainty, and a period of colder temperatures and increased snowfall during the first quarter of 2025.

Sales of other woven material increased by $317,000, or 89.3%, for the three months ended March 31, 2025 compared to the same period of 2024, primarily due to increased sales to our major customer. The Company is pursuing new opportunities for other woven material that could improve sales, and we hired a Director of Product and Business Development during the first quarter of 2025.

Management expects growth in the Building Supply segment in the coming year and is encouraged by business in the pipeline. However, there continues to be uncertainty in housing starts and volatility and uncertainty in the economy in general could affect this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2025, increased by $208,000, or 4.0%, to $5,450,000, compared to $5,242,000 for the three months ended March 31, 2024. This segment increase was due to a 12.0% increase in sales of disposable protective garments, partially offset by a 6.7% decrease in sales of face shields and a 50.5% decrease in sales of face masks.

The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2025, was approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to approximately 84% for disposable protective garments, 11% for face masks and 5% for face shields for the three months ended March 31, 2024.

Sales of disposable protective garments in the three months ended March 31, 2025 were up 12.0%, due in part to achieving an elevated status with our largest international channel partners, consummated in late 2024 and launched in early 2025. We expect this endeavor to result in steady organic growth with end-users in the cleanroom and controlled environment marketplace. Additionally, during the second half of 2024, we consummated new and evolved distribution agreements with other channel partners that set in motion mutual growth incentives for this year and for years to come. Also, we are working diligently to discover and work closely with new channel partners.

Sales of face masks in the first quarter of 2025 were negatively affected by excessive purchases primarily by one of our channel partners in the later part of 2024 in preparation for the 2025 flu/COVID season. Thus, their on-hand inventory in the first quarter of 2025 was higher than historical levels. We anticipate demand to improve once inventory levels return to more normal levels. Our partnerships remain strong with a mutual desire to achieve organic growth in 2025.

Lastly, there remains uncertainty and volatility in the economy due to tariffs. Management believes that the Company is well positioned, as a significant portion of our competition purchases disposable protective garments from China which currently have significantly higher tariff rates than the garments that we have source from India. This puts us in a favorable cost position in relation to those competitors. However, new tariffs on India may negatively affect our margins on products we produce there.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit decreased by $25,000, or 0.5%, to $5,392,000 for the three months ended March 31, 2025, from $5,417,000 for the three months ended March 31, 2024. The gross profit margin was 39.0% for the three months ended March 31, 2025, compared to 40.2% for the three months ended March 31, 2024.

The gross profit margin in the three months ended March 31, 2025 was negatively affected by a margin decrease in both the Disposable Protective Apparel and Building Supply segments. Gross profit margin was negatively affected primarily by the inventory received last year which incurred higher ocean freight rates. There was significant volatility in ocean freight rates in 2024, due to factors such as geopolitical tensions, labor disputes and market dynamics but we are now experiencing an easing of those freight rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $153,000, or 3.2%, to $4,694,000 for the three months ended March 31, 2025, from $4,847,000 for the three months ended March 31, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 34.0% for the three months ended March 31, 2025, from 36.0% for the same period of 2024.

The change in expenses by segment for the three months ended March 31, 2025, was as follows: Building Supply expenses were down by $107,000, or 5.4%; Disposable Protective Apparel expenses were up by $87,000, or 6.4%; and corporate unallocated expenses were down by $133,000, or 8.9%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing and sales travel expenses. The decrease in corporate unallocated expenses was primarily due to decreased, professional fees, insurance expenses, general office expenses, and reorganization costs in 2024. The reorganization costs in 2024 were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $41,000 was accrued for the three months ended March 31, 2025, compared to $38,000 for the three months ended March 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1,000, or 0.8%, to $243,000 for the three months ended March 31, 2025, from $244,000 for the three months ended March 31, 2024.

Income from Operations. Income from operations increased by $129,000, or 39.6%, to $455,000 for the three months ended March 31, 2025, compared to $326,000 for the three months ended March 31, 2024. The increased income from operations was primarily due to a decrease in selling, general and administrative expenses of $153,000 and a decrease in depreciation and amortization expenses of $1,000, partially offset by a decrease in gross profit of $25,000. Income from operations as a percentage of net sales for the three months ended March 31, 2025, was 3.3%, compared to 2.4% for the three months ended March 31, 2024.

Other Income. Other income decreased by $79,000 to income of $317,000 for the three months ended March 31, 2025, compared to $396,000 for the same period of 2024. The decrease was primarily due to a decrease in interest income of $82,000, partially offset by an increase in equity in income of unconsolidated affiliate of $3,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2025, was $772,000, compared to income before provision for income taxes of $722,000 for the same period of 2024, representing an increase of $50,000, or 6.9%. This increase in income before provision for income taxes was due to an increase in income from operations of $129,000, partially offset by a decrease in other income of $79,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2025, was $159,000, compared to $146,000 for the same period of 2024. The estimated effective tax rate was 20.6% for the three months ended March 31, 2025, compared to 20.2% for the three months ended March 31, 2024. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Alpha Pro Tech, Ltd.

Net Income. Net income for the three months ended March 31, 2025, was $613,000 compared to net income of $576,000 for the same period of 2024, representing an increase of $37,000, or 6.4%. The net income increase between the three months ended March 31, 2025 and the same period of 2024 was due to an increase in income before provision for income taxes of $50,000, partially offset by an increase in provision for income taxes of $13,000. Net income as a percentage of net sales was 4.4% for the three months ended March 31, 2025, compared to 4.3% for the same period of 2024. Basic and diluted earnings per common share for each of the three months ended March 31, 2025 and 2024, was $0.06 and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company had cash and cash equivalents (“cash”) of $13,352,000 and working capital of $47,035,000. As of March 31, 2025, the Company’s current ratio (current assets/current liabilities) was 21:1. Cash decreased by 28.4%, or $5,284,000, to $13,352,000 as of March 31, 2025, compared to $18,636,000 as of December 31, 2024, and working capital decreased by $481,000, to $47,035,000 from $47,516,000 as of December 31, 2024. The decrease in cash from December 31, 2024, was due to cash used in operating activities of $3,959,000, cash used in investing activities of $135,000, and cash used in financing activities of $1,190,000.

Net cash used in operating activities of $3,959,000 for the three months ended March 31, 2025 was due to net income of $613,000, as adjusted primarily by the following: stock-based compensation expense of $136,000, depreciation and amortization expense of $243,000, equity in income of unconsolidated affiliate of $141,000, operating lease asset amortization of $229,000, an increase in accounts receivable of $2,778,000, an increase in prepaid expenses of $375,000, an increase in inventory of $832,000, a decrease in accounts payable and accrued liabilities of $841,000, and a decrease in lease liabilities of $213,000, all compared to December 31, 2024.

Accounts receivable increased by $2,778,000, or 56.8%, to $7,672,000 as of March 31, 2025, from $4,894,000 as of December 31, 2024. The increase in accounts receivable was primarily related to increased sales in the latter part of the first quarter of 2025 compared to the latter part of 2024. The number of days that sales remained outstanding as of March 31, 2025, calculated by using an average of accounts receivable outstanding and annual revenue, was 41 days, compared to 36 days as of December 31, 2024.

Inventory increased by $832,000, or 3.7%, to $23,565,000 as of March 31, 2025, from $22,733,000 as of December 31, 2024. The increase was due to an increase in inventory for the Building Supply segment of $904,000, or 8.3%, to $11,835,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $72,000, or 0.6%, to $11,730,000.

Prepaid expenses increased by $375,000, or 8.6%, to $4,751,000 as of March 31, 2025, from $4,376,000 as of December 31, 2024. The increase was primarily due to prepaid inventory, partially offset by decreased prepaid tax payments.

Right-of-use-assets as of March 31, 2025, decreased by $229,000 to $8,485,000 from $8,714,000 as of December 31, 2024, as a result of amortization of the right-of- use-assets.

Lease liabilities as of March 31, 2025, decreased by $213,000 to $8,562,000 from $8,775,000 as of December 31, 2024. The decrease in the lease liabilities was the result of lease payments made during the period.

Accounts payable and accrued liabilities as of March 31, 2025, decreased by $841,000, or 37.7%, to $1,389,000, from $2,230,000 as of December 31, 2024. The decrease was primarily due to decreases in accrued bonuses, accrued taxes and trade payables.

Net cash used in investing activities was $135,000 for the three months ended March 31, 2025, compared to net cash used in investing activities of $83,000 for 2024. Investing activities for the three months ended March 31, 2025 and 2024 consisted primarily of the purchase of property and equipment.

Net cash used in financing activities was $1,190,000 for the three months ended March 31, 2025, compared to net cash used in financing activities of $616,000 for the same period of 2024. Net cash used in financing activities for the three months ended March 31, 2025 resulted from the payment of $1,178,000 for the repurchase of common stock and $12,000 for treasury stock excise tax. Net cash used in financing activities for the three months ended March 31, 2024 resulted from the payment of $1,417,000 for the repurchase of common stock and $14,000 for treasury stock excise tax, partially offset by $815,000 in proceeds from the exercise of stock options.

Alpha Pro Tech, Ltd.

As of March 31, 2025, we had $1,564,000 available for stock purchases under our stock repurchase program. During the three months ended March 31, 2025, we repurchased 221,413 shares of common stock at a cost of $1,178,000. As of March 31, 2025, we had repurchased a total of 21,464,040 shares of common stock at a cost of approximately $55,956,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K. Other than the risk factor set forth below, there have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K.

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, tariff will be applied to certain products from Mexico, while a 145% tariff will be imposed on certain imports from China.

On April 2, 2025, President Trump announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. On April 9, 2025, President Trump paused the additional, higher tariffs on most countries for 90 days. However, President Trump raised the tariff on China. As of April 16, 2025, the 10% “baseline” reciprocal tariff applies to all countries other than China, Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. As it pertains to the countries where we manufacture products, the additional, country-specific tariffs would have applied to Vietnam, India, and Mexico. If the additional, higher tariffs on imports from these countries go into effect, it would increase the costs of our products manufactured in these countries with respect to our U.S. market. Further, such circumstances may impact our ability to sell certain products into the United States and therefore may also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results could be adversely impacted if these tariffs are imposed.

If these tariffs remain in effect, the tariffs and any countermeasures could also increase finished goods, and the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)
January 1 - 31, 2025	47,700	$5.39	47,700
February 1 - 28, 2025	77,100	5.36	77,100
March 1 - 31, 2025	96,613	5.16	96,613
	221,413	5.28	221,413

(1)

All of the shares included in this table were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $57,402,000 of common stock, including the most recent expansion of $2,000,000 approved by the Board of Directors on December 23, 2024. As of March 31, 2025, $1,564,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 8, 2025	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 8, 2025	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer