Form 10-Q
period 2025-06-30
ALPHA PRO TECH LTD
filed 2025-08-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2025
Common Stock, $0.01 par value	10,472,902 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,464,000	$18,636,000
Accounts receivable, net	8,363,000	3,692,000
Accounts receivable, related party	1,417,000	1,202,000
Inventories, net	22,361,000	22,733,000
Prepaid expenses	3,938,000	4,376,000
Total current assets	50,543,000	50,639,000

Property and equipment, net	8,310,000	8,520,000
Goodwill	55,000	55,000
Right-of-use assets	8,252,000	8,714,000
Equity investment in unconsolidated affiliate	6,005,000	5,814,000
Total assets	$73,165,000	$73,742,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,380,000	$1,283,000
Accrued liabilities	694,000	947,000
Current portion of lease liabilities	941,000	893,000
Total current liabilities	3,015,000	3,123,000

Lease liabilities, net of current portion	7,399,000	7,882,000
Deferred income tax liabilities, net	503,000	503,000
Total liabilities	10,917,000	11,508,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,414,365 and 10,816,878 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	104,000	108,000
Additional paid-in capital	16,008,000	16,368,000
Retained earnings	47,722,000	47,257,000
Accumulated other comprehensive loss	(1,586,000)	(1,499,000)
Total shareholders' equity	62,248,000	62,234,000
Total liabilities and shareholders' equity	$73,165,000	$73,742,000

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$16,672,000	$16,289,000	$30,494,000	$29,772,000

Cost of goods sold, excluding depreciation and amortization	10,541,000	9,448,000	18,971,000	17,513,000
Gross profit	6,131,000	6,841,000	11,523,000	12,259,000

Operating expenses:
Selling, general and administrative	4,556,000	4,884,000	9,250,000	9,732,000
Depreciation and amortization	240,000	245,000	483,000	489,000
Total operating expenses	4,796,000	5,129,000	9,733,000	10,221,000

Income from operations	1,335,000	1,712,000	1,790,000	2,038,000

Other income:
Equity in income of unconsolidated affiliate	137,000	200,000	278,000	338,000
Interest income, net	139,000	207,000	315,000	465,000
Total other income	276,000	407,000	593,000	803,000

Income before provision for income taxes	1,611,000	2,119,000	2,383,000	2,841,000

Provision for income taxes	367,000	475,000	526,000	621,000

Net income	$1,244,000	$1,644,000	$1,857,000	$2,220,000

Basic earnings per common share	$0.12	$0.15	$0.18	$0.20

Diluted earnings per common share	$0.12	$0.15	$0.18	$0.20

Basic weighted average common shares outstanding	10,501,865	11,137,066	10,407,287	11,281,739

Diluted weighted average common shares outstanding	10,611,052	11,226,341	10,517,652	11,375,701

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$1,244,000	$1,644,000	$1,857,000	$2,220,000
Other comprehensive income - foreign currency translation loss	(22,000)	(58,000)	(87,000)	(52,000)
Comprehensive income	$1,222,000	$1,586,000	$1,770,000	$2,168,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	106,000	16,157,000	47,029,000	(1,564,000)	61,728,000

Net income	-	-	-	1,244,000	-	1,244,000
Common stock repurchased and retired	(181,100)	(2,000)	(277,000)	(551,000)	-	(830,000)
Treasury stock excise tax	-	-	(8,000)	-	-	(8,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(22,000)	(22,000)
Balance as of June 30, 2025	10,414,365	$104,000	$16,008,000	$47,722,000	$(1,586,000)	$62,248,000

For the Six Months Ended June 30, 2024					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Net income	-	-	-	576,000	-	576,000
Common stock repurchased and retired	(270,000)	(2,000)	(386,000)	(1,029,000)	-	(1,417,000)
Treasury stock excise tax	-	-	(14,000)	-	-	(14,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	226,666	2,000	813,000	-	-	815,000
Other comprehensive income	-	-	-	-	6,000	6,000
Balance as of March 31, 2024	11,372,878	114,000	16,861,000	46,099,000	(1,431,000)	61,643,000
Net income	-	-	-	1,644,000	-	1,644,000
Common stock repurchased and retired	(245,000)	(3,000)	(363,000)	(918,000)	-	(1,284,000)
Treasury stock excise tax	-	-	(13,000)	-	-	(13,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Other comprehensive loss	-	-	-	-	(58,000)	(58,000)
Balance as of June 30, 2024	11,127,878	$111,000	$16,594,000	$46,825,000	$(1,489,000)	$62,041,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$1,857,000	$2,220,000
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Stock-based compensation	272,000	218,000
Depreciation and amortization	483,000	489,000
Equity in income of unconsolidated affiliate	(278,000)	(338,000)
Non-cash lease expense	462,000	434,000
Changes in operating assets and liabilities:
Accounts receivable, net	(4,671,000)	(2,760,000)
Accounts receivable, related party	(215,000)	458,000
Inventories, net	372,000	(654,000)
Prepaid expenses	438,000	(742,000)
Accounts payable and accrued liabilities	(156,000)	(923,000)
Lease liabilities	(435,000)	(444,000)

Net cash and cash equivalents used in operating activities	(1,871,000)	(2,042,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(273,000)	(216,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	815,000
Repurchase of common stock	(2,008,000)	(2,701,000)
Treasury stock excise tax	(20,000)	(27,000)

Net cash and cash equivalents used in financing activities	(2,028,000)	(1,913,000)

Decrease in cash and cash equivalents	(4,172,000)	(4,171,000)

Cash and cash equivalents, beginning of the period	18,636,000	20,378,000

Cash and cash equivalents, end of the period	$14,464,000	$16,207,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$-	$4,803,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“the SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 12, 2025. The results of operations for the three and six months ended June 30, 2025, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 was prepared using information from the audited consolidated balance sheet contained in the 2024 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of June 30, 2025, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended June 30, 2025, the Company repurchased and retired 181,100 shares of its common stock for $830,000. During the three months ended June 30, 2024, the Company repurchased and retired 245,000 shares of its common stock for $1,284,000. During the six months ended June 30, 2025, the Company repurchased and retired 402,513 shares of its common stock for $2,008,000. During the six months ended June 30, 2024, the Company repurchased and retired 515,000 shares of its common stock for $2,701,000. As of June 30, 2025, the Company had $2,735,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

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

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options, restricted stock, and restricted stock units (“RSUs”), over the determined requisite service period, which is generally ratably over the vesting term.

The following table summarizes RSUs awards activity for the six months ended June 30, 2025:

		Weighted Average
		Grant Date Price
	RSUs	of Awards

Outstanding, December 31, 2024	256,675	$4.38
Granted to employees and non-employee directors	9,870	5.79
Vested	(10,715)	5.32
Outstanding, June 30, 2025	255,830	4.40

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2025 and 2024, 9,870 and 10,715 RSUs were granted under the 2020 Incentive Plan, respectively. The Company recognized $243,000 and $189,000 in stock-based compensation expense associated with outstanding RSUs for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, $453,000 of total unrecognized compensation cost related to the RSU grants was expected to be recognized over a weighted average remainder period of 1.13 years.

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

The following table summarizes option activity for the six months ended June 30, 2025:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2024	61,100	$4.17
Exercised	-	0.00
Options outstanding, June 30, 2025	61,100	4.17
Options exercisable, June 30, 2025	25,264	4.14

As of June 30, 2025, $59,000 of total unrecognized compensation cost related to the stock option grants was expected to be recognized over a weighted average remainder period of 1.17 years.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Inventories

As of June 30, 2025 and December 31, 2024, inventories net of reserves consisted of the following:

	June 30,	December 31,
	2025	2024

Raw materials	$10,339,000	$10,948,000
Work in process	3,466,000	2,934,000
Finished goods	8,556,000	8,851,000
	$22,361,000	$22,733,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2025, or December 31, 2024. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended June 30, 2025 and 2024, the Company purchased $5,159,000 and $5,849,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2025 and 2024, the Company purchased $9,914,000 and $11,179,000 of inventories, respectively, from Harmony. For the three months ended June 30, 2025 and 2024, the Company sold $415,000 and $240,000 of inventories, respectively, to Harmony. For the six months ended June 30, 2025 and 2024, the Company sold $415,000 and $240,000 of inventories, respectively, to Harmony. For the three months ended June 30, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $137,000 and $200,000, respectively, related to Harmony. For the six months ended June 30, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $278,000 and $338,000, respectively, related to Harmony.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2025, the Company’s investment in Harmony was $6,005,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,160,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,586,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of June 30, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024

Payroll expenses and taxes payable	$196,000	$221,000
Commissions and bonuses payable and general accrued liabilities	498,000	726,000
Total accrued liabilities	$694,000	$947,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (numerator)	$1,244,000	$1,644,000	$1,857,000	$2,220,000

Shares (denominator):
Basic weighted average common shares outstanding	10,501,865	11,137,066	10,407,287	11,281,739
Add: dilutive effect of common stock options	109,187	89,275	110,365	93,962

Diluted weighted average common shares outstanding	10,611,052	11,226,341	10,517,652	11,375,701

Earnings per common share:
Basic	$0.12	$0.15	$0.18	$0.20
Diluted	$0.12	$0.15	$0.18	$0.20

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $1,586,000 and $1,499,000 as of June 30, 2025 and December 31, 2024, respectively.

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

The chief operating decision maker (‘CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including (1) employees, and (2) financial or capital resources, based on segment net sales.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on segment net sales.

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2 in the notes to our consolidated financial statements in Item 8 of the 2024 Form 10-K).

The following provides segment information as described below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$11,084,000	$5,588,000	$19,456,000	$11,038,000
Less:
Cost of goods sold	7,162,000	3,379,000	12,530,000	6,441,000
Selling, general and administrative	1,748,000	1,301,000	3,626,000	2,749,000
Depreciation and amortization	187,000	28,000	376,000	54,000
Other income	(117,000)	(20,000)	(236,000)	(42,000)
Segment net income	$2,104,000	$900,000	$3,160,000	$1,836,000

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2024

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$9,941,000	$6,348,000	$18,181,000	$11,591,000
Less:
Cost of goods sold	6,328,000	3,119,000	11,551,000	5,962,000
Selling, general and administrative	1,769,000	1,387,000	3,755,000	2,746,000
Depreciation and amortization	186,000	31,000	371,000	61,000
Other income	(170,000)	(30,000)	(288,000)	(50,000)
Segment net income	$1,828,000	$1,841,000	$2,792,000	$2,872,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents consolidated net sales for each segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Building Supply	$11,084,000	$9,941,000	$19,456,000	$18,181,000
Disposable Protective Apparel	5,588,000	6,348,000	11,038,000	11,591,000
Consolidated net sales	$16,672,000	$16,289,000	$30,494,000	$29,772,000

The following table presents the reconciliation of consolidated segment net income to consolidated net income for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Building Supply	$2,104,000	$1,828,000	$3,160,000	$2,792,000
Disposable Protective Apparel	900,000	1,841,000	1,836,000	2,872,000
Total segment income	3,004,000	3,669,000	4,996,000	5,664,000

Unallocated corporate overhead expenses	1,393,000	1,550,000	2,613,000	2,823,000
Provision for income taxes	367,000	475,000	526,000	621,000
Consolidated net income	$1,244,000	$1,644,000	$1,857,000	$2,220,000

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Building Supply	$5,883,000	$6,069,000
Disposable Protective Apparel	1,369,000	1,424,000
Total segment assets	7,252,000	7,493,000

Unallocated corporate assets	1,113,000	1,082,000
Total consolidated assets	$8,365,000	$8,575,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales by geographic region
United States	$16,470,000	$16,128,000	$30,116,000	$29,427,000
International	202,000	161,000	378,000	345,000

Consolidated net sales	$16,672,000	$16,289,000	$30,494,000	$29,772,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and six months ended June 30, 2025 and 2024, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Long-lived assets by geographic region
United States	$7,125,000	$7,325,000
International	1,185,000	1,195,000

Consolidated total long-lived assets	$8,310,000	$8,520,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Related Party Transactions

As of June 30, 2025, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of June 30, 2025, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of June 30, 2025, the Company had operating lease right-of-use assets of $8,252,000 and operating lease liabilities of $8,340,000. As of June 30, 2025, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $760,000 during the six months ended June 30, 2025.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of June 30, 2025 were as follows:

June 30,
2025
Remaining six months of 2025	$738,000
2026	1,473,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	11,535,000
Less imputed interest	(3,195,000)
Total lease liabilities	$8,340,000

As of June 30, 2025, the weighted average remaining lease term of the Company’s operating leases was 9.72 years. During the six months ended June 30, 2025, the weighted average discount rate with respect to these leases was 7.0%.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2025 through the filing date of this Quarterly Report on Form 10-Q that would require recognition or disclosure and has concluded that there are no such subsequent events.

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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, tariffs will be applied to certain products from Mexico, Vietnam, India, Canada, Sri Lanka, and China, among other countries. The current tariffs, especially those imposed on imports from India and Sri Lanka, have increased the costs of certain products sourced from non-U.S. countries. Sales of certain of our products, for example, disposable protective garments, have experienced volatility in demand related to customers securing high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. We will continue to take actions to mitigate such impacts, including implementing commercial pricing adjustments, holding extra inventories, resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we generally may be able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.8%	42.0%	37.8%	41.2%
Selling, general and administrative expenses	27.3%	30.0%	30.3%	32.7%
Income from operations	8.0%	10.5%	5.9%	6.8%
Income before provision for income taxes	9.7%	13.0%	7.8%	9.5%
Net income	7.5%	10.1%	6.1%	7.5%

Three and Six months ended June 30, 2025 compared to Three and Six months ended June 30, 2024

Sales. Consolidated sales for the three months ended June 30, 2025, increased to $16,672,000, from $16,289,000 for the three months ended June 30, 2024, representing an increase of $383,000, or 2.4%. This increase consisted of increased sales in the Building Supply segment of $1,143,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $760,000.

Alpha Pro Tech, Ltd.

Building Supply segment sales for the three months ended June 30, 2025, increased by $1,143,000, or 11.5%, to $11,084,000 compared to $9,941,000 for the three months ended June 30, 2024. It was a record quarter for sales of the core building products, which include housewrap and synthetic roof underlayment and comprise approximately 90% of the total Building Supply segment sales. Including sales of other woven material, which make up the additional approximately 10% of sales, the second quarter of 2025 was the second highest quarter on record for Building Supply segment sales.

The Building Supply segment increase during the three months ended June 30, 2025, was primarily due to a 10.6% increase in sales of synthetic roof underlayment, a 17.0% increase in sales of housewrap and a 0.1% increase in sales of other woven material compared to the same period of 2024

The sales mix of the Building Supply segment for the three months ended June 30, 2025, was approximately 40% for synthetic roof underlayment, 50% for housewrap and 10% for other woven material. This compared to approximately 40% for synthetic roof underlayment, 48% for housewrap and 12% for other woven material for the three months ended June 30, 2024. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housing market continued to show weakness in the second quarter of 2025, continuing the weak trend of 2024, with single-family housing starts down 9.0% compared to the same quarter in 2024. During the second quarter of 2025, we significantly outperformed the market as sales of the core building products (housewrap and synthetic roof underlayment) were up 13.2% as compared to the same period of 2024. Our core REX branded products and core private label product sales were both strong in the second quarter of 2025.

Sales of other woven material increased by $1,000, or 0.1%, to $1,246,000 compared to $1,245,000 for the three months ended June 30, 2025 compared to the same period of 2024. The Company is pursuing new opportunities for other woven material that could improve sales, and we hired a Director of Product and Business Development during the first quarter of 2025.

Management expects growth in the Building Supply segment in 2025 and is encouraged by the strength in the second quarter of 2025. However, there continues to be uncertainty in housing starts and volatility and uncertainty in the economy as well as a stronger than normal hurricane season in the latter part of 2024 which could affect this segment.

Disposable Protective Apparel segment sales for the three months ended June 30, 2025, decreased by $760,000, or 12.0%, to $5,588,000, compared to $6,348,000 for the three months ended June 30, 2024. This segment decrease was due to an 11.3% decrease in sales of disposable protective garments and a 28.3% decrease in sales of face masks, partially offset by a 4.8% increase in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended June 30, 2025, was approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to approximately 90% for disposable protective garments, 7% for face masks and 3% for face shields for the three months ended June 30, 2024.

Sales of disposable protective garments in the three months ended June 30, 2025 were down 11.3%, however, this is a challenging comparison as sales during the three months ended June 30, 2024 were the highest since the COVID-19 sales bump. The second quarter of 2025 started strong but experienced a decline part way through the quarter, resulting in lower-than-expected performance in the second quarter of 2025. Tariffs have added uncertainty and volatility to the marketplace, as we are seeing end-customers reducing and conserving their inventories in an effort to reduce overall spend.

Sales of face masks in the second quarter of 2025 continued to fall below management’s expectations, while we have seen a positive trend with sales of face shields. Face mask sales continue to be negatively affected by excessive purchases by one of our channel partners in the latter part of 2024. Demand from this channel partner started to improve at the end of the second quarter, which will potentially continue through the rest of 2025.

Our distribution partnerships across multiple distribution channels are strong, with mutual desire to achieve organic growth in 2025 while navigating increased costs due to tariffs. Our efforts to discover and partner with new channels in this segment have been productive, and we are pleased to bring on a few select, strategic regional players this past quarter.

Alpha Pro Tech, Ltd.

Consolidated sales for the six months ended June 30, 2025 increased to $30,494,000 from $29,772,000 for the six months ended June 30, 2024, representing an increase of $722,000, or 2.4%. This increase consisted of increased sales in the Building Supply segment of $1,275,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $553,000.

Building Supply segment sales for the six months ended June 30, 2025 increased by $1,275,000, or 7.0%, to $19,456,000, compared to $18,181,000 for the same period of 2024. This is the second highest mid-year Building Supply segment sales on record.

The Building Supply segment sales increase during the six months ended June 30, 2025, was primarily due to a 15.7% increase in sales of synthetic roof underlayment and a 19.9% increase in sales of other woven material, partially offset by a 1.8% decrease in sales of housewrap compared to the same period of 2024.

The sales mix of the Building Supply segment for the six months ended June 30, 2025 was 48% for housewrap, 43% for synthetic roof underlayment and 9% for other woven material. This compared to 52% for housewrap, 40% for synthetic roof underlayment and 8% for other woven material for the six months ended June 30, 2024.

We are encouraged by our year-to-date increase in core building product sales of 5.2%, especially since single-family housing starts were down 6.8% during the same period. Excluding the decline in housewrap sales to two private-label distributors, which were beyond our control, the year-to-date sales performance of our core building products would have improved upon an already mid-year sales record for Building Supply segment sales.

Sales of other woven material were up 19.9% year-to-date, primarily due to increased sales to our largest customer for this product line. As previously stated, we have hired a Director of Product and Business Development, with the intent of significantly increasing sales of other woven material.

Management expects continued growth in the Building Supply segment for the remainder of 2025 and is encouraged by the strength in the second quarter of 2025. However, there continues to be uncertainty in housing starts, volatility and uncertainty in the economy as well as a stronger than normal hurricane season in the latter part of 2024 which could affect this segment.

Disposable Protective Apparel segment sales for the six months ended June 30, 2025 decreased by $553,000, or 4.8%, to $11,038,000, compared to $11,591,000 for the same period of 2024. This segment decrease was due to a 1.1% decrease in sales of disposable protective garments, a 40.9% decrease in sales of face masks, and a 1.3% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the six months ended June 30, 2025 was 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to 87% for disposable protective garments, 9% for face masks and 4% for face shields for the six months ended June 30, 2024.

Gross Profit. Gross profit decreased by $710,000, or 10.4%, to $6,131,000 for the three months ended June 30, 2025, from $6,841,000 for the three months ended June 30, 2024. The gross profit margin was 36.8% for the three months ended June 30, 2025, compared to 42.0% for the three months ended June 30, 2024.

Gross profit decreased by $736,000, or 6.0%, to $11,523,000 for the six months ended June 30, 2025, from $12,259,000 for the six months ended June 30, 2024. The gross profit margin was 37.8% for the six months ended June 30, 2025, compared to 41.2% for the six months ended June 30, 2024.

The gross profit margin in the three months and six months ended June 30, 2025 was negatively affected by a margin decrease primarily in the Disposable Protective Apparel segment. Gross profit margin in the Disposable Protective Apparel segment in 2025 was lower compared to the 2024 margin, which was higher than historical margins. In addition, gross profit margin has been negatively affected in 2025, primarily by higher sales rebates, ocean freight rates and to a lesser degree US tariffs. Management will be increasing selling prices starting in July 2025 to partially mitigate the impact of the new 2025 US tariffs, but it is expected that tariffs will have a negative effect on gross profit.

Alpha Pro Tech, Ltd.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $328,000, or 6.7%, to $4,556,000 for the three months ended June 30, 2025, from $4,884,000 for the three months ended June 30, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 27.3% for the three months ended June 30, 2025, from 30.0% for the same period of 2024.

The change in expenses by segment for the three months ended June 30, 2025, was as follows: Building Supply expenses were down by $21,000, or 1.2%; Disposable Protective Apparel expenses were down by $85,000, or 6.1%; and corporate unallocated expenses were down by $222,000, or 12.9%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation and marketing expenses, partially offset by increased sales travel expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing and sales travel expenses. The decrease in corporate unallocated expenses was primarily due to decreased professional fees, insurance expenses, general office expenses, and reorganization costs in the three months ended June 30, 2025 compared to the same period of 2024. The reorganization costs in 2024 were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona.

Selling, general and administrative expenses decreased by $482,000, or 5.0%, to $9,250,000 for the six months ended June 30, 2025, from $9,732,000 for the six months ended June 30, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 30.3% for the six months ended June 30, 2025, from 32.7% for the same period of 2024.

The change in expenses by segment for the six months ended June 30, 2025, was as follows: Building Supply expenses were down by $128,000, or 3.4%; Disposable Protective Apparel expenses were up by $2,000, or 0.1%; and corporate unallocated expenses were down by $356,000, or 11.0%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing and sales travel expenses, partially offset by lower rent and utilities, general office and factory expenses and commission. The decrease in corporate unallocated expenses was primarily due to decreased professional fees, insurance expenses, general office expenses, and reorganization costs in the six months ended June 30, 2025 compared to the same period of 2024. The reorganization costs in 2024 were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $84,000 was accrued for the three months ended June 30, 2025, compared to $111,000 for the three months ended June 30, 2024. A bonus amount of $125,000 was accrued for the six months ended June 30, 2025, compared to $149,000 for the six months ended June 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense decreased by $5,000, or 2.0%, to $240,000 for the three months ended June 30, 2025, from $245,000 for the three months ended June 30, 2024. Depreciation and amortization expense decreased by $6,000, or 1.2%, to $483,000 for the six months ended June 30, 2025, from $489,000 for the six months ended June 30, 2024.

Income from Operations. Income from operations decreased by $377,000, or 22.0%, to $1,335,000 for the three months ended June 30, 2025, compared to $1,712,000 for the three months ended June 30, 2024. The decreased income from operations was primarily due to a decrease in gross profit of $710,000, partially offset by a decrease in selling, general and administrative expenses of $328,000 and a decrease in depreciation and amortization expenses of $5,000. Income from operations as a percentage of net sales for the three months ended June 30, 2025, was 8.0%, compared to 10.5% for the three months ended June 30, 2024.

Income from operations decreased by $248,000, or 12.2%, to $1,790,000 for the six months ended June 30, 2025, compared to $2,038,000 for the six months ended June 30, 2024. The decreased income from operations was primarily due to a decrease in gross profit of $736,000, partially offset by a decrease in selling, general and administrative expenses of $482,000 and a decrease in depreciation and amortization expenses of $6,000. Income from operations as a percentage of net sales for the six months ended June 30, 2025, was 5.9%, compared to 6.8% for the six months ended June 30, 2024.

Alpha Pro Tech, Ltd.

Other Income. Other income decreased by $131,000 to income of $276,000 for the three months ended June 30, 2025, compared to $407,000 for the same period of 2024. The decrease was primarily due to a decrease in interest income of $68,000 and a decrease in equity in income of unconsolidated affiliate of $63,000.

Other income decreased by $210,000 to income of $593,000 for the six months ended June 30, 2025, compared to $803,000 for the same period of 2024. The decrease was primarily due to a decrease in interest income of $150,000 and a decrease in equity in income of unconsolidated affiliate of $60,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2025, was $1,611,000, compared to income before provision for income taxes of $2,119,000 for the same period of 2024, representing a decrease of $508,000, or 24.0%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $377,000 and a decrease in other income of $131,000.

Income before provision for income taxes for the six months ended June 30, 2025, was $2,383,000, compared to income before provision for income taxes of $2,841,000 for the same period of 2024, representing a decrease of $458,000, or 16.1%. This decrease in income before provision for income taxes was due to a decrease in income from operations of $248,000 and a decrease in other income of $210,000.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2025, was $367,000, compared to $475,000 for the same period of 2024. The estimated effective tax rate was 22.8% for the three months ended June 30, 2025, compared to 22.4% for the three months ended June 30, 2024.

The provision for income taxes for the six months ended June 30, 2025, was $526,000, compared to $621,000 for the same period of 2024. The estimated effective tax rate was 22.1% for the six months ended June 30, 2025, compared to 21.9% for the six months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.

The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Net income for the three months ended June 30, 2025, was $1,244,000 compared to net income of $1,644,000 for the same period of 2024, representing a decrease of $400,000, or 24.3%. The net income decrease between the three months ended June 30, 2025 and the same period of 2024 was due to a decrease in income before provision for income taxes of $508,000, partially offset by a decrease in provision for income taxes of $108,000. Net income as a percentage of net sales was 7.5% for the three months ended June 30, 2025, compared to 10.1% for the same period of 2024. Basic and diluted earnings per common share for each of the three months ended June 30, 2025 and 2024, was $0.12 and $0.15, respectively.

Net income for the six months ended June 30, 2025, was $1,857,000 compared to net income of $2,220,000 for the same period of 2024, representing a decrease of $363,000, or 16.4%. The net income decrease between the six months ended June 30, 2025 and the same period of 2024 was due to a decrease in income before provision for income taxes of $458,000, partially offset by a decrease in provision for income taxes of $95,000. Net income as a percentage of net sales was 6.1% for the six months ended June 30, 2025, compared to 7.5% for the same period of 2024. Basic and diluted earnings per common share for each of the six months ended June 30, 2025 and 2024, was $0.18 and $0.20, respectively.

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company had cash and cash equivalents (“cash”) of $14,464,000 and working capital of $47,528,000. As of June 30, 2025, the Company’s current ratio (current assets/current liabilities) was 17:1. Cash decreased by 22.4%, or $4,172,000, to $14,464,000 as of June 30, 2025, compared to $18,636,000 as of December 31, 2024, and working capital increased by $12,000, to $47,528,000 from $47,516,000 as of December 31, 2024. The decrease in cash from December 31, 2024, was due to cash used in operating activities of $1,871,000, cash used in investing activities of $273,000, and cash used in financing activities of $2,028,000.

Net cash used in operating activities of $1,871,000 for the six months ended June 30, 2025 was due to net income of $1,857,000, as adjusted primarily by the following: stock-based compensation expense of $272,000, depreciation and amortization expense of $483,000, equity in income of unconsolidated affiliate of $278,000, operating lease asset amortization of $462,000, an increase in accounts receivable of $4,886,000, a decrease in prepaid expenses of $438,000, a decrease in inventory of $372,000, a decrease in accounts payable and accrued liabilities of $156,000, and a decrease in lease liabilities of $435,000, all compared to December 31, 2024.

Accounts receivable increased by $4,886,000, or 99.8%, to $9,780,000 as of June 30, 2025, from $4,894,000 as of December 31, 2024. The increase in accounts receivable was primarily related to increased sales in the latter part of the second quarter of 2025 compared to the latter part of 2024 and due to a higher percentage than normal of receivables with extended terms. The number of days that sales remained outstanding as of June 30, 2025, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 36 days as of December 31, 2024.

Inventory decreased by $372,000, or 1.6%, to $22,361,000 as of June 30, 2025, from $22,733,000 as of December 31, 2024. The decrease was due to a decrease in inventory for the Disposable Protective Apparel segment of $519,000, or 4.4%, to $11,283,000, partially offset by an increase in inventory for the Building Supply segment of $147,000, or 1.3%, to $11,078,000.

Prepaid expenses decreased by $438,000, or 10.0%, to $3,938,000 as of June 30, 2025, from $4,376,000 as of December 31, 2024. The decrease was primarily due to a decrease in prepaid insurance.

Right-of-use-assets as of June 30, 2025, decreased by $462,000 to $8,252,000 from $8,714,000 as of December 31, 2024, as a result of amortization of the right-of- use-assets.

Lease liabilities as of June 30, 2025, decreased by $435,000 to $8,340,000 from $8,775,000 as of December 31, 2024. The decrease in lease liabilities was the result of lease payments made during the period.

Accounts payable and accrued liabilities as of June 30, 2025, decreased by $156,000, or 7.0%, to $2,074,000, from $2,230,000 as of December 31, 2024. The decrease was primarily due to decreases in accrued bonuses, partially offset by increased trade payables.

Net cash used in investing activities was $273,000 for the six months ended June 30, 2025, compared to net cash used in investing activities of $216,000 for the same period of 2024. Investing activities for the six months ended June 30, 2025 and 2024 consisted primarily of the purchase of property and equipment.

Net cash used in financing activities was $2,028,000 for the six months ended June 30, 2025, compared to net cash used in financing activities of $1,913,000 for the same period of 2024. Net cash used in financing activities for the six months ended June 30, 2025 resulted from the payment of $2,008,000 for the repurchase of common stock and $20,000 for treasury stock excise tax. Net cash used in financing activities for the six months ended June 30, 2024 resulted from the payment of $2,701,000 for the repurchase of common stock and $27,000 for treasury stock excise tax, partially offset by $815,000 in proceeds from the exercise of stock options.

As of June 30, 2025, we had $2,735,000 available for stock purchases under our stock repurchase program. During the six months ended June 30, 2025, we repurchased 402,513 shares of common stock at a cost of $2,008,000. As of June 30, 2025, we had repurchased a total of 21,645,140 shares of common stock at a cost of approximately $56,786,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, tariffs will be applied to certain products from Mexico, Vietnam, India Canada, and China, among other countries.

On April 2, 2025, President Trump announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025. Currently, the 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025, for goods that are not covered by the USMCA).

As it pertains to the countries where we manufacture products, the additional, country-specific tariffs would apply to Vietnam, India, and Mexico. If the additional, higher tariffs on imports from these countries go into effect, it would increase the costs of our products manufactured in these countries with respect to our U.S. market. Further, such circumstances may impact our ability to sell certain products into the United States and therefore may also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results could be adversely impacted if these tariffs are imposed.

If these tariffs remain in effect, the tariffs and any countermeasures could also increase finished goods, and the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. We have experienced some adverse effects on our sales and costs due to the effects of actual and potential tariffs, and such effects could continue and potentially increase. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2025	75,600	$4.46	75,600	$1,224,000
May 1 - 31, 2025	24,800	4.48	24,800	1,112,000
June 1 - 30, 2025	80,700	4.63	80,700	2,735,000
	181,100	4.54	181,100

(1)

All of the shares included in this table were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock, including the most recent expansion of $2,000,000 approved by the Board of Directors on June 27, 2025. As of June 30, 2025, $2,735,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 7, 2025	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	August 7, 2025	By:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer