Form 10-Q
period 2025-09-30
ALPHA PRO TECH LTD
filed 2025-11-06
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2025
Common Stock, $0.01 par value	10,360,062 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,658,000	$18,636,000
Accounts receivable, net	5,499,000	3,692,000
Accounts receivable, related party	1,630,000	1,202,000
Inventory, net	23,479,000	22,733,000
Prepaid expenses	3,482,000	4,376,000
Total current assets	51,748,000	50,639,000

Property and equipment, net	8,207,000	8,520,000
Goodwill	55,000	55,000
Right-of-use assets	8,016,000	8,714,000
Equity investment in unconsolidated affiliate	5,842,000	5,814,000
Total assets	$73,868,000	$73,742,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,730,000	$1,283,000
Accrued liabilities	989,000	947,000
Current portion of lease liabilities	951,000	893,000
Total current liabilities	3,670,000	3,123,000

Lease liabilities, net of current portion	7,154,000	7,882,000
Deferred income tax liabilities, net	503,000	503,000
Total liabilities	11,327,000	11,508,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,284,565 and 10,816,878 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	103,000	108,000
Additional paid-in capital	15,938,000	16,368,000
Retained earnings	48,275,000	47,257,000
Accumulated other comprehensive loss	(1,775,000)	(1,499,000)
Total shareholders' equity	62,541,000	62,234,000
Total liabilities and shareholders' equity	$73,868,000	$73,742,000

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$14,785,000	$14,251,000	$45,279,000	$44,023,000

Cost of goods sold, excluding depreciation and amortization	8,917,000	8,767,000	27,888,000	26,280,000
Gross profit	5,868,000	5,484,000	17,391,000	17,743,000

Operating expenses:
Selling, general and administrative	4,568,000	4,502,000	13,818,000	14,234,000
Depreciation and amortization	203,000	245,000	686,000	734,000
Total operating expenses	4,771,000	4,747,000	14,504,000	14,968,000

Income from operations	1,097,000	737,000	2,887,000	2,775,000

Other income:
Equity in income of unconsolidated affiliate	27,000	97,000	305,000	435,000
Gain on sale of asset	-	30,000	-	30,000
Interest income, net	169,000	235,000	484,000	700,000
Total other income	196,000	362,000	789,000	1,165,000

Income before provision for income taxes	1,293,000	1,099,000	3,676,000	3,940,000

Provision for income taxes	317,000	237,000	843,000	858,000

Net income	$976,000	$862,000	$2,833,000	$3,082,000

Basic earnings per common share	$0.09	$0.08	$0.27	$0.28

Diluted earnings per common share	$0.09	$0.08	$0.27	$0.28

Basic weighted average common shares outstanding	10,354,289	11,075,527	10,525,957	11,103,467

Diluted weighted average common shares outstanding	10,485,088	11,173,739	10,642,957	11,194,178

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$976,000	$862,000	$2,833,000	$3,082,000
Other comprehensive income - foreign currency translation gain (loss)	(189,000)	75,000	(276,000)	23,000
Comprehensive income	$787,000	$937,000	$2,557,000	$3,105,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	106,000	16,157,000	47,029,000	(1,564,000)	61,728,000
Net income	-	-	-	1,244,000	-	1,244,000
Common stock repurchased and retired	(181,100)	(2,000)	(277,000)	(551,000)	-	(830,000)
Treasury stock excise tax	-	-	(8,000)	-	-	(8,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(22,000)	(22,000)
Balance as of June 30, 2025	10,414,365	104,000	16,008,000	47,722,000	(1,586,000)	62,248,000
Net income	-	-	-	976,000	-	976,000
Common stock repurchased and retired	(129,800)	(1,000)	(200,000)	(423,000)	-	(624,000)
Treasury stock excise tax	-	-	(6,000)	-	-	(6,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(189,000)	(189,000)
Balance as of September 30, 2025	10,284,565	$103,000	$15,938,000	$48,275,000	$(1,775,000)	$62,541,000

For the Nine Months Ended September 30, 2024					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Net income	-	-	-	576,000	-	576,000
Common stock repurchased and retired	(270,000)	(2,000)	(386,000)	(1,029,000)	-	(1,417,000)
Treasury stock excise tax	-	-	(14,000)	-	-	(14,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	226,666	2,000	813,000	-	-	815,000
Other comprehensive income	-	-	-	-	6,000	6,000
Balance as of March 31, 2024	11,372,878	114,000	16,861,000	46,099,000	(1,431,000)	61,643,000
Net income	-	-	-	1,644,000	-	1,644,000
Common stock repurchased and retired	(245,000)	(3,000)	(363,000)	(918,000)	-	(1,284,000)
Treasury stock excise tax	-	-	(13,000)	-	-	(13,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Other comprehensive loss	-	-	-	-	(58,000)	(58,000)
Balance as of June 30, 2024	11,127,878	111,000	16,594,000	46,825,000	(1,489,000)	62,041,000
Net income	-	-	-	862,000	-	862,000
Common stock repurchased and retired	(180,000)	(2,000)	(267,000)	(761,000)	-	(1,030,000)
Treasury stock excise tax	-	-	(10,000)	-	-	(10,000)
Stock-based compensation expense	-	-	109,000	-	-	109,000
Options exercised	5,000	1,000	16,000	-	-	17,000
Other comprehensive income	-	-	-	-	75,000	75,000
Balance as of September 30, 2024	10,952,878	$110,000	$16,442,000	$46,926,000	$(1,414,000)	$62,064,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$2,833,000	$3,082,000
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Stock-based compensation	408,000	327,000
Depreciation and amortization	686,000	734,000
Equity in income of unconsolidated affiliate	(305,000)	(435,000)
Gain on sale of asset	-	(30,000)
Non-cash lease expense	698,000	674,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,807,000)	(123,000)
Accounts receivable, related party	(428,000)	397,000
Inventory, net	(746,000)	(946,000)
Prepaid expenses	894,000	342,000
Accounts payable and accrued liabilities	489,000	(70,000)
Lease liabilities	(670,000)	(667,000)

Net cash and cash equivalents provided by operating activities	2,052,000	3,285,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(372,000)	(2,363,000)
Proceeds from sale of asset	-	30,000

Net cash and cash equivalents used in investing activities	(372,000)	(2,333,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	832,000
Repurchase of common stock	(2,632,000)	(3,731,000)
Treasury stock excise tax	(26,000)	(37,000)

Net cash and cash equivalents used in financing activities	(2,658,000)	(2,936,000)

Decrease in cash and cash equivalents	(978,000)	(1,984,000)

Cash and cash equivalents, beginning of the period	18,636,000	20,378,000

Cash and cash equivalents, end of the period	$17,658,000	$18,394,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$-	$4,803,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 12, 2025. The results of operations for the three and nine months ended September 30, 2025, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2024 was prepared using information from the audited consolidated balance sheet contained in the 2024 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of September 30, 2025, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended September 30, 2025, the Company repurchased and retired 129,800 shares of its common stock for $624,000. During the three months ended September 30, 2024, the Company repurchased and retired 180,000 shares of its common stock for $1,030,000. During the nine months ended September 30, 2025, the Company repurchased and retired 532,313 shares of its common stock for $2,632,000. During the nine months ended September 30, 2024, the Company repurchased and retired 695,000 shares of its common stock for $3,731,000. As of September 30, 2025, the Company had $2,111,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”).  The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units, performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates.  A total of 1,800,000 shares of the Company’s common stock are reserved for issuance under the 2020 Incentive Plan.

The Company records compensation expense for the fair value of stock-based awards determined as of the grant date, including employee stock options, restricted stock, and restricted stock units (“RSUs”), over the determined requisite service period, which is generally ratably over the vesting term.

The following table summarizes RSUs awards activity for the nine months ended September 30, 2025:

		Weighted Average
		Grant Date Price
	RSUs	of Awards

Outstanding, December 31, 2024	256,675	$4.38
Granted to employees and non-employee directors	32,330	5.11
Vested	(29,675)	5.56
Outstanding, September 30, 2025	259,330	3.92

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2025 and 2024, 32,330 and 29,675 RSUs were granted under the 2020 Incentive Plan, respectively. The Company recognized $364,000 and $283,000 in stock-based compensation expense associated with outstanding RSUs for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $332,000 of total unrecognized compensation cost related to the RSU grants was expected to be recognized over a weighted average remainder period of 0.98 years.

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

The following table summarizes option activity for the nine months ended September 30, 2025:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2024	61,100	$4.17
Exercised	-	-
Options outstanding, September 30, 2025	61,100	4.17
Options exercisable, September 30, 2025	45,632	3.10

As of September 30, 2025, $45,000 of total unrecognized compensation cost related to the stock option grants was expected to be recognized over a weighted average remainder period of 0.99 years.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventory

As of September 30, 2025 and December 31, 2024, inventory net of reserves consisted of the following:

	September 30,	December 31,
	2025	2024

Raw materials	$9,652,000	$10,948,000
Work in process	3,507,000	2,934,000
Finished goods	10,320,000	8,851,000
	$23,479,000	$22,733,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2025, or December 31, 2024. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of Accumulated other comprehensive loss (“AOCL”).

For the three months ended September 30, 2025 and 2024, the Company purchased $5,723,000 and $5,465,000 of inventory, respectively, from Harmony. For the nine months ended September 30, 2025 and 2024, the Company purchased $15,637,000 and $16,644,000 of inventory, respectively, from Harmony. For the three months ended September 30, 2025 and 2024, the Company sold $213,000 and $61,000 of inventory, respectively, to Harmony. For the nine months ended September 30, 2025 and 2024, the Company sold $628,000 and $301,000 of inventory, respectively, to Harmony. For the three months ended September 30, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $27,000 and $97,000, respectively, related to Harmony. For the nine months ended September 30, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $305,000 and $435,000, respectively, related to Harmony.

As of September 30, 2025, the Company’s investment in Harmony was $5,842,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,186,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $1,775,000 in AOCL on foreign currency translations.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Accrued Liabilities

As of September 30, 2025 and December 31, 2024, accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024

Payroll expenses and taxes payable	$354,000	$221,000
Commissions and bonuses payable and general accrued liabilities	635,000	726,000
Total accrued liabilities	$989,000	$947,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (numerator)	$976,000	$862,000	$2,833,000	$3,082,000

Shares (denominator):
Basic weighted average common shares outstanding	10,354,289	11,075,527	10,525,957	11,103,467
Add: dilutive effect of common stock options	130,799	98,212	117,000	90,711

Diluted weighted average common shares outstanding	10,485,088	11,173,739	10,642,957	11,194,178

Earnings per common share:
Basic	$0.09	$0.08	$0.27	$0.28
Diluted	$0.09	$0.08	$0.27	$0.28

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $1,775,000 and $1,499,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including (1) employees, and (2) financial or capital resources, based on segment net sales.

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

The following provides segment information as described below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$9,274,000	$5,511,000	$28,729,000	$16,550,000
Less:
Cost of goods sold	5,900,000	3,016,000	18,430,000	9,458,000
Selling, general and administrative	1,795,000	1,368,000	5,422,000	4,117,000
Depreciation and amortization	152,000	26,000	527,000	80,000
Other income	(23,000)	(4,000)	(259,000)	(46,000)
Segment net income	$1,450,000	$1,105,000	$4,609,000	$2,941,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2024

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$8,798,000	$5,453,000	$26,979,000	$17,044,000
Less:
Cost of goods sold	5,665,000	3,102,000	17,216,000	9,064,000
Selling, general and administrative	1,736,000	1,323,000	5,491,000	4,069,000
Depreciation and amortization	185,000	31,000	556,000	92,000
Other income	(82,000)	(15,000)	(370,000)	(65,000)
Segment net income	$1,294,000	$1,012,000	$4,086,000	$3,884,000

The following table presents consolidated net sales for each segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Building Supply	$9,274,000	$8,798,000	$28,729,000	$26,979,000
Disposable Protective Apparel	5,511,000	5,453,000	16,550,000	17,044,000
Consolidated net sales	$14,785,000	$14,251,000	$45,279,000	$44,023,000

The following table presents the reconciliation of consolidated segment net income to consolidated net income for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Building Supply	$1,450,000	$1,294,000	$4,609,000	$4,086,000
Disposable Protective Apparel	1,105,000	1,012,000	2,941,000	3,884,000
Total segment income	2,555,000	2,306,000	7,550,000	7,970,000

Unallocated corporate overhead expenses	1,262,000	1,207,000	3,874,000	4,030,000
Provision for income taxes	317,000	237,000	843,000	858,000
Consolidated net income	$976,000	$862,000	$2,833,000	$3,082,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the consolidated net property and equipment, goodwill and definite-lived intangible assets (“consolidated assets”) by segment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Building Supply	$5,770,000	$6,069,000
Disposable Protective Apparel	1,356,000	1,424,000
Total segment assets	7,126,000	7,493,000

Unallocated corporate assets	1,136,000	1,082,000
Total consolidated assets	$8,262,000	$8,575,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales by geographic region
United States	$14,683,000	$14,124,000	$44,800,000	$43,551,000
International	102,000	127,000	479,000	472,000

Consolidated net sales	$14,785,000	$14,251,000	$45,279,000	$44,023,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and nine months ended September 30, 2025 and 2024, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Long-lived assets by geographic region
United States	$7,006,000	$7,325,000
International	1,201,000	1,195,000

Consolidated total long-lived assets	$8,207,000	$8,520,000

12.	Related Party Transactions

As of September 30, 2025, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of September 30, 2025, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2025, the Company had operating lease right-of-use assets of $8,016,000 and operating lease liabilities of $8,105,000. As of September 30, 2025, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,132,000 during the nine months ended September 30, 2025.

The aggregate future minimum lease payments and reconciliation to lease liabilities as of September 30, 2025 were as follows:

September 30,
2025
Remaining three months of 2025	$369,000
2026	1,473,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	11,166,000
Less imputed interest	(3,061,000)
Total lease liabilities	$8,105,000

As of September 30, 2025, the weighted average remaining lease term of the Company’s operating leases was 9.57 years. During the nine months ended September 30, 2025, the weighted average discount rate with respect to these leases was 7.0%.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. The company recognized the income tax effects of the OBBBA in its third quarter 2025 financial statements.

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

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2025 through the filing date of this Quarterly Report on Form 10-Q that would require recognition or disclosure and has concluded that there are no such subsequent events.

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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. On February 1, 2025, President Trump announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Under the announced measures, tariffs will be applied to certain products from Mexico, Vietnam, India, Canada, Sri Lanka, and China, among other countries. The current tariffs, especially those imposed on imports from India and Sri Lanka, have increased the costs of certain products sourced from non-U.S. countries. Sales of certain of our products, for example, disposable protective garments, have experienced volatility in demand related to customers securing high order rates in prior periods, only to enter a period of destocking in more recent periods. This significant level of volatility in demand levels, input and transportation costs, and material and labor availability, have pressured our ability to operate efficiently in recent periods. We will continue to take actions to mitigate such impacts, including implementing commercial pricing adjustments, holding extra inventory, resourcing to alternate suppliers and insourcing of previously sourced products. Although we believe we generally may be able to mitigate the impact of higher commodity costs over time, we may experience additional material costs and disruptions in supply in the future and may not be able to pass along higher costs to our customers in the form of price increases or otherwise mitigate the impacts to our operating results.

In August 2025, the U.S. government imposed a 25% tariff on India in response to its continued importation of Russian oil, which is in addition to the pre-existing 25% individualized reciprocal tariff on India. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions, which may in turn lead to additional tariffs imposed or measures taken by the United States. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures. While the U.S. government has announced various trade deals, many such agreements are preliminary and may be subject to change.

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

Alpha Pro Tech, Ltd.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.7%	38.5%	38.4%	40.3%
Selling, general and administrative expenses	30.9%	31.6%	30.5%	32.3%
Income from operations	7.4%	5.2%	6.4%	6.3%
Income before provision for income taxes	8.7%	7.7%	8.1%	8.9%
Net income	6.6%	6.0%	6.3%	7.0%

Three and Nine months ended September 30, 2025, compared to Three and Nine months ended September 30, 2024

Sales. Consolidated sales for the three months ended September 30, 2025, increased to $14,785,000, from $14,251,000 for the three months ended September 30, 2024, representing an increase of $534,000, or 3.7%. This increase consisted of increased sales in the Building Supply segment of $476,000 and increased sales in the Disposable Protective Apparel segment of $58,000.

Building Supply segment sales for the three months ended September 30, 2025, increased by $476,000, or 5.4%, to $9,274,000 compared to $8,798,000 for the three months ended September 30, 2024.

The Building Supply segment increase during the three months ended September 30, 2025, was primarily due to a 12.7% increase in sales of housewrap, a 17.4% increase in sales of other woven material, partially offset by a 11.0% decrease in sales of synthetic roof underlayment as compared to the same period of 2024.

Sales of other woven material increased by $214,000, or 17.4%, to $1,446,000 compared to $1,232,000 for the three months ended September 30, 2025 compared to the same period of 2024. The Company is continuing pursuing new opportunities for other woven material that could improve sales.

The sales mix of the Building Supply segment for the three months ended September 30, 2025, was approximately 35% for synthetic roof underlayment, 51% for housewrap and 14% for other woven material. This compared to approximately 41% for synthetic roof underlayment, 46% for housewrap and 13% for other woven material for the three months ended September 30, 2024. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housing market continued to show weakness in the third quarter of 2025 with single-family housing starts down 2.6% compared to the same quarter in 2024. These figures only include July and August, as the census bureau did not publish a report for September 2025 due to the US government shutdown. During the third quarter of 2025, we again outperformed the market, as our core building products (housewrap and synthetic roof underlayment) were up 3.5%, driven primarily by housewrap sales, compared to the same period of 2024. Although synthetic roof underlayment sales were down in the third quarter of 2025, our decrease in the shipments was lower than the Asphalt Roofing Manufacturers Association (“ARMA”) decline in shipments for the third quarter 2025, compared to the same period of 2024.

There continues to be uncertainty in housing starts, volatility and uncertainty in the economy as well as a stronger than normal hurricane season in the latter part of 2024 which could affect this segment in the coming quarter. The increase in tariffs have created notable pricing and supply volatility within the market. In addition, declining builder confidence and ongoing price volatility have resulted in reduced inventory positions among our primary customers.

Management attributes its success in a down market to our national builder partnerships. While the building sector is currently experiencing a significant downturn, we recognize that substantial opportunities for continued expansion still exist. Looking ahead to 2026, we anticipate new product introductions as we continue to expand our self-adhered roofing and flashing categories.

Alpha Pro Tech, Ltd.

Disposable Protective Apparel segment sales for the three months ended September 30, 2025, increased by $58,000, or 1.1%, to $5,511,000, compared to $5,453,000 for the three months ended September 30, 2024. This increase was due to a 10.4% increase in sales of disposable protective garments, partially offset by a 46.5% decrease in sales of face masks and a 33.6% decrease in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2025, was approximately 90% for disposable protective garments, 7% for face masks and 3% for face shields. This sales mix is compared to approximately 82% for disposable protective garments, 13% for face masks and 5% for face shields for the three months ended September 30, 2024.

Sales of disposable protective garments in the three months ended September 30, 2025, were up 10.4%, rebounding nicely across all product categories. Sales of shoe covers, coveralls, lab coats, caps and gowns all grew in the third quarter of 2025 compared to the same quarter of 2024. Moreover, our third quarter results pushed our year-to-date performance into positive territory. Management anticipates and is working to uncover new growth opportunities with our customers and to continue this current trend into the fourth quarter. Tariffs have added uncertainty and volatility to the marketplace, but we remain hopeful that tariffs will be significantly reduced soon. We currently are not making any changes to form, fit, function, or material basis weight of our products in an effort to mitigate these tariff challenges. We plan to continue to deliver our high-quality products and remain agile in our pricing strategies to maintain our leadership position and to differentiate Alpha Pro Tech in the disposable protective garments marketplace.

Sales of our face mask and face shield products in the third quarter of 2025 continue to lag behind prior year. We have promotions and pricing incentives for our customers to attempt to turn the tide and will continue to seek out and close new sales opportunities. Our inventory position is strong and much of this segment is not burdened by tariffs. We will continue our efforts to move the trend lines in a positive direction for both face masks and face shields.

Consolidated sales for the nine months ended September 30, 2025 increased to $45,279,000 from $44,023,000 for the nine months ended September 30, 2024, representing an increase of $1,256,000, or 2.9%. This increase consisted of increased sales in the Building Supply segment of $1,750,000, partially offset by decreased sales in the Disposable Protective Apparel segment of $494,000.

Building Supply segment sales for the nine months ended September 30, 2025 increased by $1,750,000, or 6.5%, to $28,729,000, compared to $26,979,000 for the same period of 2024.

The Building Supply segment sales increase during the nine months ended September 30, 2025, was primarily due to a 6.7% increase in sales of synthetic roof underlayment, a 2.6% increase in sales of housewrap and a 18.8% increase in sales of other woven material compared to the same period of 2024.

The sales mix of the Building Supply segment for the nine months ended September 30, 2025 was 49% for housewrap, 40% for synthetic roof underlayment and 11% for other woven material. This compared to 50% for housewrap, 40% for synthetic roof underlayment and 10% for other woven material for the nine months ended September 30, 2024.

We continue to be encouraged by our year-to-date increase in core building product sales of 3.5%, especially since single-family housing starts were down 4.9% during year-to-date through August 2025. As stated above, the census bureau did not publish a report for September 2025 due to the US government shutdown. Additionally, we have achieved the highest year-to-date sales on seam tape, flashing and lumber wrap. Sales of other woven material were up 18.8% year-to-date, primarily due to increased sales to our largest customer for this product line.

Management expects growth in the Building Supply segment, however continued uncertainty in housing starts, tariffs and the economy in general could negatively affect this segment.

Disposable Protective Apparel segment sales for the nine months ended September 30, 2025 decreased by $494,000, or 2.9%, to $16,550,000, compared to $17,044,000 for the same period of 2024. This segment decrease was due to a 2.5% increase in sales of disposable protective garments, offset by a 43.1% decrease in sales of face masks, and a 13.2% decrease in sales of face shields.

Alpha Pro Tech, Ltd.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2025 was 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to 86% for disposable protective garments, 10% for face masks and 4% for face shields for the nine months ended September 30, 2024.

Gross Profit. Gross profit increased by $384,000, or 7.0%, to $5,868,000 for the three months ended September 30, 2025, from $5,484,000 for the three months ended September 30, 2024. The gross profit margin was 39.7% for the three months ended September 30, 2025, compared to 38.5% for the three months ended September 30, 2024.

Gross profit decreased by $352,000, or 2.0%, to $17,391,000 for the nine months ended September 30, 2025, from $17,743,000 for the nine months ended September 30, 2024. The gross profit margin was 38.4% for the nine months ended September 30, 2025, compared to 40.3% for the nine months ended September 30, 2024.

The gross profit margin in the nine months ended September 30, 2025 was negatively affected by a margin decrease primarily in the Disposable Protective Apparel segment and lesser degree in the Building Supply segment. Gross profit margin has been negatively affected in 2025, primarily by increased US tariffs, higher sales rebates and ocean freight rates.

Management expects that tariffs will have a negative effect on gross profit in the fourth quarter of 2025, as we have experienced three tariff increases on many of our products. There was a 10% baseline tariff on goods shipped from our joint venture partner after April 5th, a reciprocal tariff of an additional 15% on goods shipped after August 1st and an additional 25% on goods shipped after August 27. Management has increased selling prices in July 2025 and is expected to do so again in November, to partially mitigate the impact of the first two tariffs increases. There have been some positive developments of late regarding tariffs and management is hopeful that some of the tariff increases may be rolled back.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $66,000, or 1.5%, to $4,568,000 for the three months ended September 30, 2025, from $4,502,000 for the three months ended September 30, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 30.9% for the three months ended September 30, 2025, from 31.6% for the same period of 2024.

The change in expenses by segment for the three months ended September 30, 2025, was as follows: Building Supply expenses were up by $59,000, or 3.4%; Disposable Protective Apparel expenses were up by $45,000, or 3.4%; and corporate unallocated expenses were down by $38,000, or 2.6%.

The increase in the Building Supply segment expenses was primarily related to increased employee compensation, marketing, insurance and sales travel expenses, partially offset by decreased general factory expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased general office expenses, partially offset by decreased rent and marketing. The decrease in corporate unallocated expenses was primarily due to decreased professional fees, partially offset by increased employee compensation and general office expenses in the three months ended September 30, 2025 compared to the same period of 2024.

Selling, general and administrative expenses decreased by $416,000, or 2.9%, to $13,818,000 for the nine months ended September 30, 2025, from $14,234,000 for the nine months ended September 30, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 30.5% for the nine months ended September 30, 2025, from 32.3% for the same period of 2024.

The change in expenses by segment for the nine months ended September 30, 2025, was as follows: Building Supply expenses were down by $69,000, or 1.3%; Disposable Protective Apparel expenses were up by $47,000, or 1.2%; and corporate unallocated expenses were down by $394,000, or 8.4%.

Alpha Pro Tech, Ltd.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation and general factory expenses, partially offset by increased insurance expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing, sales travel expenses, partially offset by lower rent and utilities, general office and factory expenses. The decrease in corporate unallocated expenses was primarily due to decreased professional fees, insurance expenses, and reorganization costs in the nine months ended September 30, 2025 compared to the same period of 2024. The reorganization costs in 2024 were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $69,000 was accrued for the three months ended September 30, 2025, compared to $58,000 for the three months ended September 30, 2024. A bonus amount of $194,000 was accrued for the nine months ended September 30, 2025, compared to $207,000 for the nine months ended September 30, 2024.

Depreciation and Amortization. Depreciation and amortization expense decreased by $42,000, or 17.1%, to $203,000 for the three months ended September 30, 2025, from $245,000 for the three months ended September 30, 2024. Depreciation and amortization expense decreased by $48,000, or 6.5%, to $686,000 for the nine months ended September 30, 2025, from $734,000 for the nine months ended September 30, 2024.

Income from Operations. Income from operations increased by $360,000, or 48.8%, to $1,097,000 for the three months ended September 30, 2025, compared to $737,000 for the three months ended September 30, 2024. The increased income from operations was primarily due to an increase in gross profit of $384,000 and a decrease in depreciation and amortization expenses of $42,000, partially offset by an increase in selling, general and administrative expenses of $66,000. Income from operations as a percentage of net sales for the three months ended September 30, 2025, was 7.4%, compared to 5.2% for the three months ended September 30, 2024.

Income from operations increased by $112,000, or 4.0%, to $2,887,000 for the nine months ended September 30, 2025, compared to $2,775,000 for the nine months ended September 30, 2024. The increased income from operations was primarily due to a decrease in selling, general and administrative expenses of $416,000 and a decrease in depreciation and amortization expenses of $48,000, partially offset by a decrease in gross profit of $352,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2025, was 6.4%, compared to 6.3% for the nine months ended September 30, 2024.

Other Income. Other income decreased by $166,000 to income of $196,000 for the three months ended September 30, 2025, compared to $362,000 for the same period of 2024. The decrease was primarily due to a decrease in interest income of $66,000, a decrease in equity in income of unconsolidated affiliate of $70,000 and a decrease in gain on sale of assets of $30,000.

Other income decreased by $376,000 to income of $789,000 for the nine months ended September 30, 2025, compared to $1,165,000 for the same period of 2024. The decrease was primarily due to a decrease in interest income of $216,000, a decrease in equity in income of unconsolidated affiliate of $130,000 and a decrease in gain on sale of assets of $30,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2025, was $1,293,000, compared to income before provision for income taxes of $1,099,000 for the same period of 2024, representing an increase of $194,000, or 17.7%. This increase in income before provision for income taxes was due to an increase in income from operations of $360,000, partially offset by a decrease in other income of $166,000.

Income before provision for income taxes for the nine months ended September 30, 2025, was $3,676,000, compared to income before provision for income taxes of $3,940,000 for the same period of 2024, representing a decrease of $264,000, or 6.7%. This decrease in income before provision for income taxes was due to a decrease in other income of $376,000, partially offset by an increase in income from operations of $112,000.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2025, was $317,000, compared to $237,000 for the same period of 2024. The estimated effective tax rate was 24.5% for the three months ended September 30, 2025, compared to 21.6% for the three months ended September 30, 2024.

The provision for income taxes for the nine months ended September 30, 2025, was $843,000, compared to $858,000 for the same period of 2024. The estimated effective tax rate was 22.9% for the nine months ended September 30, 2025, compared to 21.8% for the nine months ended September 30, 2024.

Alpha Pro Tech, Ltd.

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

Net Income. Net income for the three months ended September 30, 2025, was $976,000 compared to net income of $862,000 for the same period of 2024, representing an increase of $114,000, or 13.2%. The net income increase between the three months ended September 30, 2025 and the same period of 2024 was due to an increase in income before provision for income taxes of $194,000, partially offset by an increase in provision for income taxes of $80,000. Net income as a percentage of net sales was 6.6% for the three months ended September 30, 2025, compared to 6.0% for the same period of 2024. Basic and diluted earnings per common share for each of the three months ended September 30, 2025 and 2024, was $0.09 and $0.08, respectively.

Net income for the nine months ended September 30, 2025, was $2,833,000 compared to net income of $3,082,000 for the same period of 2024, representing a decrease of $249,000, or 8.1%. The net income decrease between the nine months ended September 30, 2025 and the same period of 2024 was due to a decrease in income before provision for income taxes of $264,000, partially offset by a decrease in provision for income taxes of $15,000. Net income as a percentage of net sales was 6.3% for the nine months ended September 30, 2025, compared to 7.0% for the same period of 2024. Basic and diluted earnings per common share for each of the nine months ended September 30, 2025 and 2024, was $0.27 and $0.28, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company had cash and cash equivalents (“cash”) of $17,658,000 and working capital of $48,078,000. As of September 30, 2025, the Company’s current ratio (current assets/current liabilities) was 14:1. Cash decreased by 5.2%, or $978,000, to $17,658,000 as of September 30, 2025, compared to $18,636,000 as of December 31, 2024, and working capital increased by $562,000, to $48,078,000 from $47,516,000 as of December 31, 2024. The decrease in cash from December 31, 2024, was due to cash used in investing activities of $372,000 and cash used in financing activities of $2,658,000 offset by cash provided by operating activities of $2,052,000.

Net cash provided by operating activities of $2,052,000 for the nine months ended September 30, 2025 was due to net income of $2,833,000, as adjusted primarily by the following: stock-based compensation expense of $408,000, depreciation and amortization expense of $686,000, equity in income of unconsolidated affiliate of $305,000, operating lease asset amortization of $698,000, an increase in accounts receivable of $2,235,000, a decrease in prepaid expenses of $894,000, an increase in inventory of $746,000, an increase in accounts payable and accrued liabilities of $489,000, and a decrease in lease liabilities of $670,000, all compared to December 31, 2024.

Accounts receivable increased by $2,235,000, or 45.7%, to $7,129,000 as of September 30, 2025, from $4,894,000 as of December 31, 2024. The increase in accounts receivable was primarily related to increased sales in the third quarter of 2025 compared to the latter part of 2024 and due to a higher percentage of receivables with extended terms. The number of days that sales remained outstanding as of September 30, 2025, calculated by using an average of accounts receivable outstanding and annual revenue, was 37 days, compared to 36 days as of December 31, 2024.

Inventory increased by $746,000, or 3.3%, to $23,479,000 as of September 30, 2025, from $22,733,000 as of December 31, 2024. The increase was due to an increase in inventory for the Building Supply segment of $969,000, or 8.9%, to $11,900,000, partially offset by a decrease in inventory for the Disposable Protective Apparel Building Supply segment of $223,000, or 1.9%, to $11,579,000.

Prepaid expenses decreased by $894,000, or 20.4%, to $3,482,000 as of September 30, 2025, from $4,376,000 as of December 31, 2024. The decrease was primarily due to a decrease in prepaid insurance and prepaid taxes partially offset by increase in prepaid inventory for Building Supply segment.

Alpha Pro Tech, Ltd.

Right-of-use-assets as of September 30, 2025, decreased by $698,000 to $8,016,000 from $8,714,000 as of December 31, 2024, as a result of amortization of the right-of- use-assets.

Lease liabilities as of September 30, 2025, decreased by $670,000 to $8,105,000 from $8,775,000 as of December 31, 2024. The decrease in lease liabilities was the result of lease payments made during the period.

Accounts payable and accrued liabilities as of September 30, 2025, increased by $489,000, or 21.9%, to $2,719,000, from $2,230,000 as of December 31, 2024. The increase was primarily due to increases in trade payables, partially offset by decreases in accrued bonuses.

Net cash used in investing activities was $372,000 for the nine months ended September 30, 2025, compared to net cash used in investing activities of $2,333,000 for the same period of 2024. Investing activities for the nine months ended September 30, 2025 and 2024 consisted primarily of the purchase of equipment.

Net cash used in financing activities was $2,658,000 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $2,936,000 for the same period of 2024. Net cash used in financing activities for the nine months ended September 30, 2025 resulted from the payment of $2,632,000 for the repurchase of common stock and $26,000 for treasury stock excise tax. Net cash used in financing activities for the nine months ended September 30, 2024 resulted from the payment of $3,731,000 for the repurchase of common stock and $37,000 for treasury stock excise tax, partially offset by $832,000 in proceeds from the exercise of stock options.

As of September 30, 2025, we had $2,111,000 available for stock purchases under our stock repurchase program. During the nine months ended September 30, 2025, we repurchased 532,313 shares of common stock at a cost of $2,632,000. As of September 30, 2025, we had repurchased a total of 21,774,940 shares of common stock at a cost of approximately $57,410,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On April 2, 2025, President Trump announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. Currently, the 10% baseline reciprocal tariff announced in April 2025 remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025, with additional tariffs pending subject to negotiations) and Canada and Mexico (25% as of July 15, 2025, for goods that are not covered by the USMCA).

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

Alpha Pro Tech, Ltd.

In August 2025, the U.S. government imposed a 25% tariff on India in response to its continued importation of Russian oil, which is in addition to the pre-existing 25% individualized reciprocal tariff on India. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs or other measures taken by foreign jurisdictions, which may in turn lead to additional tariffs imposed or measures taken by the United States. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures. While the U.S. government has announced various trade deals, many such agreements are preliminary and may be subject to change.

Certain of the tariffs have increased the cost of raw materials and components necessary for our operations and caused us in some cases to raise prices to our customers. To the extent these tariffs remain in effect, the tariffs and any countermeasures could also cause further increases in the costs of finished goods, raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. We have experienced some adverse effects on our sales and costs due to the effects of actual and potential tariffs, and such effects could continue and potentially increase. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2025	33,700	$4.79	33,700	$2,572,000
August 1 - 31, 2025	49,600	4.72	49,600	2,336,000
September 1 - 30, 2025	46,500	4.82	46,500	2,111,000
	129,800	4.77	129,800

(1)

All of the shares included in this table were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock, including the most recent expansion of $2,000,000 approved by the Board of Directors on June 27, 2025. As of September 30, 2025, $2,111,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 6, 2025	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 6, 2025	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer