Form 10-K
period 2025-12-31
ALPHA PRO TECH LTD
filed 2026-03-11
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025, was $41,284,738.

As of March 1, 2026, the registrant had outstanding 10,185,427 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

ALPHA PRO TECH, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports and other periodic reports and filings of the Company (as defined below) filed with the Securities and Exchange Commission (“SEC”). Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2026 and other information that is not historical information. All statements, other than statements of historical facts that address the Company’s expectations of sources of capital or that express the Company’s expectations for the future with respect to financial performance or operating strategies or results can be identified as forward-looking statements. As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “expected,” “anticipated,” “forecasted,” “estimated,” “believed,” “predicted,” “intended,” “planned,” “potential,” “may,” “continue” or “should,” or using variations of such words or similar expressions, which reflect the current views of the Company with respect to future events. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based.

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

SPECIAL NOTE REGARDING SMALLER REPORTING COMPANY STATUS

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common stock equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2025. As a result of being a smaller reporting company, we are not required to provide certain disclosure in this Annual Report on Form 10-K. Where information is being omitted or reduced in this Annual Report on Form 10-K based on our smaller reporting company status, we have made a special notation herein.

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

The Company continued to qualify as a smaller reporting company at the measurement date for determining such qualification during 2025. According to the disclosure requirements for smaller reporting companies, the Company has included consolidated balance sheets as of December 31, 2025 and 2024, and consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025.

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

The proprietary synthetic roof underlayment, REX SynFelt®, has the ability to resist the environment, as opposed to conventional organic roofing underlayment that is prone to rapid degradation and mold growth. We also manufacture and distribute REX TECHNOply® and TECHNO SB®, economy versions of our synthetic roof underlayment, to capture market share in the lower end of the market. These products are manufactured in our manufacturing facility in Valdosta, Georgia and through our joint venture in India, as described in more detail below under “Manufacturing.” Our synthetic roof underlayment accessories consist of our self-adhered TECHNOplus which provides an additional layer of protection and aids in prevention of damage caused by ice dams and wind driven rain, and REX Ultra HT which is designed to deal with roofing’s most demanding installation conditions and high temperature applications.

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

	Years Ended December 31,
	2025	2024

Net sales by geographic region
United States	$58,527,000	$57,211,000
International	615,000	629,000

Consolidated net sales	$59,142,000	$57,840,000

Net sales by geographic region are based on the countries in which our customers are located. International sales include sales primarily to Canada and Costa Rica during both 2025 and 2024. All sales are in U.S. dollars. For the years ended December 31, 2025 and 2024, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
Long-lived assets, net by geographic region
United States	$6,953,000	$7,325,000
International	1,281,000	1,195,000

Consolidated total long-lived assets, net	$8,234,000	$8,520,000

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

Alpha ProTech Engineered Products, Inc. has a 41.66% ownership interest in a joint venture with Maple Industries and associates, a manufacturer in India, for the production of Building Supply segment products, such as housewrap and synthetic roof underlayment products, in a semi-finished state, and the production of Disposable Protective Apparel segment products. The name of the joint venture is Harmony Plastics Private Limited (“Harmony”). For a description of our relationship with Harmony, see Note 6 to our consolidated financial statements. Harmony has four facilities in India, three owned and one rented. The owned facilities consist of (i) a 139,000 square foot building for use in the manufacturing of building products, (ii) a 121,000 square foot facility for use in the manufacturing of coated material and the sewing of proprietary disposable protective apparel, and (iii) a 23,000 square foot facility for use in the sewing of proprietary disposable protective apparel. The rented building is a 159,000 square foot facility for use in the manufacturing of Building Supply segment products.

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

REGULATORY REQUIREMENTS

We are not required to obtain regulatory approval from the U.S. FDA with respect to the sale of our products. Our products are, however, subject to prescribed good manufacturing practices as defined by the FDA, and our manufacturing facilities are inspected by the FDA every two years to ensure compliance with such good manufacturing practices. We produce and sell an N-95 Particulate Respirator face mask that meets the Occupational Safety and Health Administration (“OSHA”) respirator guidelines and has been approved by the National Institute for Occupational Safety and Health (“NIOSH”). This product is designed to help prevent the inhalation of the tuberculosis bacteria.

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

INTELLECTUAL PROPERTY

Patents and Trade Secrets

Until recently, we had ten United States patents relating to several of our products and a United States patent on a method to fold and put on sterile garments. We also rely on trade secrets and proprietary know-how to maintain and develop our commercial position. The United States patents issued expired in 2024 and cannot be extended.

Trademarks

Many of our products are sold under various trademarks and trade names, including Alpha Pro Tech and several others listed under “Products” above. We believe that many of our trademarks and trade names have significant recognition in our principal markets, and we take customary steps to register or otherwise protect our rights in our trademarks and trade names.

HUMAN CAPITAL

As of March 2, 2026, we had 122 full-time employees and one part-time employee, including 19 employees at our principal executive office in Aurora, Ontario, Canada; 39 employees at our Disposable Protective Apparel segment facility in Nogales, Arizona; 46 employees at our Building Supply segment facility in Valdosta, Georgia; 17 employees on our sales and marketing team, located in various areas throughout the United States; and 1 employee in China.

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

Large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to one customer represented 24%, and 20% of our total revenue, and sales to another customer represented 15% and 15% of our total revenue for the years ended December 31, 2025 and 2024, respectively. We have experienced unpredictability in the timing of orders from our large customers primarily due to the overall complexity of these large orders and changes in demand specific to these customers. We sometimes provide more favorable terms and conditions to large customers than we typically do to other customers, which may reduce gross margins for the period in which such sales occur. In addition, our largest customer accounted for 53% and 36% of our accounts receivable as of December 31, 2025 and 2024, respectively. Our customers are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We are subject to the risk of losing large customers or incurring significant reductions in sales to these customers.

We rely on suppliers and contractors, and our business could be seriously harmed if these suppliers and contractors are not able to meet our requirements.

We rely on a limited number of suppliers and contractors for the manufacture of our products. If we lose the services of these key suppliers and contractors, or if they are not willing or able to satisfy our requirements, finding substitute suppliers or contractors may be time-consuming and would affect our results of operations in the near term. Changes in business conditions, pandemics, wars, including the recent attacks on Iran and escalating conflicts in the Middle East, Russian invasion of Ukraine and world sanctions on Russia, Belarus, and related parties, governmental changes, and other factors beyond our control or which we do not presently anticipate could negatively affect our suppliers and contractors, as well as our ability to receive components.

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

Tariff policies and potential countermeasures could continue to increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

Trade policies and disputes have resulted in increased tariffs, trade barriers, and other protectionist measures, which have caused and will continue to cause increases in our manufacturing costs, may make our products less competitive, may reduce demand for our products, may limit our ability to sell to certain customers, have disrupted and may continue to disrupt our ability to procure components or raw materials, and may impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets. The U.S. has significantly increased tariffs on products imported from China into the U.S. and implemented new tariffs on imports into the U.S. from other countries, particularly from India, Canada, Mexico, and Vietnam. In response to these tariffs, some foreign countries, including China, have instituted retaliatory tariffs, which could impact our products, while other countries have threatened retaliatory tariffs on certain U.S. products. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Unfavorable economic conditions, including the impact of recessions and general economic downturns in the United States and throughout the world, may negatively affect the Company’s business and financial results. These economic conditions could negatively impact (i) demand for our products, (ii) the number and types of products sold, (iii) our ability to collect accounts receivable on a timely basis from certain customers, and (iv) the ability of certain suppliers to fill our orders for raw materials or other goods and services. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the war between Russia and Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations. Such sanctions may impact companies in many sectors and could lead to volatility of prices in the global energy industry. The extent and strength of the sanctions are still developing, and the corresponding effect on the Company remains uncertain.  In addition, the war in Ukraine, and the recent attacks on Iran and escalating conflicts in the Middle East, have further increased existing global supply chain, logistics, and inflationary challenges.

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

We are in the initial stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we have incorporated or may in the future incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. At the federal level, in January 2025, the Trump administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Additionally, in December 2025, the Trump administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order was signed. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rule making relating to AI technologies in the future. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. We also work with vendors that incorporate artificial intelligence tools into their offerings and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management process described above, including the operation of our incident response plan. Annually, the Audit Committee receives an overview from management of our cybersecurity threat risk management process and strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives materials regarding current and emerging material cybersecurity threat risks and the company’s ability to mitigate those risks, and discusses such matters with our IT Manager.

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

As of March 1, 2026, the Company’s common stock was held by 79 shareholders of record and approximately 10,800 beneficial owners.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18 (a)(3) of the Securities Exchange Act of 1934, during the fourth quarter of 2025.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2025	62,800	$4.71	62,800	$1,813,000
November 1 - 30, 2025	41,900	4.59	41,900	1,619,000
December 1 - 31, 2025	48,300	4.56	48,300	1,397,000
	153,000	4.63	153,000

(1)

On June 27, 2025, the Company announced that the Board of Directors had authorized a $2,000,000 expansion of the Company’s existing share repurchase program. All of the shares included in this table were purchased pursuant to this program. Since the inception of the share repurchase program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock, of which $1,397,000 was available for repurchase as of December 31, 2025. The stock repurchase plan expires on December 15, 2026.

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

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, new products, production levels and sales in 2026, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “predicts,” “potential,” “may,” “continue” or “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We caution readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statements are based. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Special Note Regarding Smaller Reporting Company Status

We are filing this Annual Report on Form 10-K as a “smaller reporting company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) based on our public float (the aggregate market value of our common equity held by non-affiliates of the Company) as of the last business day of our second fiscal quarter of 2025. As a result of being a smaller reporting company, we are allowed and have elected to omit certain information from this Management’s Discussion and Analysis of Financial Condition and Results of Operations; however, we have provided all information for the periods presented that we believe to be appropriate and necessary to aid in an understanding of the current consolidated financial position, changes in financial position and results of operations of the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 to our consolidated financial statements. Our critical accounting policies and estimates include the following:

Accounts Receivable: Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for credit losses pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2025 and 2024, the Company had accounts receivable totaling $8,138,000 and $4,894,000, respectively. As of December 31, 2025 and 2024, the Company had recorded an allowance for credit losses on accounts receivable of $46,000 and $35,000 respectively.

Inventories: Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write-down the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future sales and supply on-hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2025 and 2024, we recorded approximately $384,000 and $416,000, respectively, in write-downs of inventory.

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

Leases: We determine if an arrangement is a lease at its inception. Operating leases are included as right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our leases do not provide an implicit interest rate, and, therefore, we estimate our collateralized borrowing rate under similar terms based on the information available at the commencement date in determining the present value of future minimum lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. We do not record leases on our consolidated balance sheet with a term of one year or less. We elected a package of transition practical expedients permitted under the standards of the Financial Accounting Standards Board (“FASB”), which included not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. We also elected a practical expedient to not separate lease and non-lease components. We did not elect the practical expedient to use hindsight in determining our lease terms or assessing impairment of our ROU assets. As of December 31, 2025, we had $7.8 million in ROU assets and $7.9 million in lease liabilities.

Revenue Recognition: Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is at the time products are delivered to the third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined that, as of December 31, 2025, it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables.

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

The fair values of stock option grants are determined using the Black-Scholes option-pricing model and are based on the following assumptions: expected stock price volatility based on historical data and management’s expectations of future volatility, risk-free interest rates from published sources, expected term based on historical data, and no dividend yield, as the Board of Directors currently has no plans to pay dividends in the foreseeable future. The Company accounts for option forfeitures as they occur. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, the option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value of such options. In 2025 and 2024, we recorded $540,000 and $463,000, respectively, in compensation expense for share-based awards.

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

Our target markets include construction building supply and roofing distributors; companies in pharmaceutical manufacturing, bio-pharmaceutical manufacturing, medical device manufacturing, lab animal research, and high technology electronics manufacturing (which includes the semi-conductor market); and medical and dental distributors.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of sales for the years indicated:

	2025	2024
Net sales	100.0%	100.0%
Gross profit	38.1%	39.6%
Selling, general and administrative expenses	30.1%	32.2%
Income from operations	6.5%	6.0%
Income before provision for income taxes	7.9%	8.7%
Net income	6.0%	6.8%

Year ended December 31, 2025 compared to year ended December 31, 2024

Sales. Consolidated sales for the year ended December 31, 2025, increased to $59,142,000, from $57,840,000 for the year ended December 31, 2024, representing an increase of $1,302,000, or 2.3%. This increase consisted of increased sales in the Building Supply segment of $66,000 and increased sales in the Disposable Protective Apparel segment of $1,236,000.

Building Supply Segment

Building Supply segment sales for the year ended December 31, 2025, increased by $66,000, or 0.2%, to $36,031,000 compared to $35,965,000 for the year ended December 31, 2024.

The Building Supply segment increase during the year ended December 31, 2025, was primarily due to a 2.3% increase in sales of housewrap and a 28.9% increase in sales of other woven material, partially offset by a 10.6% decrease in sales of synthetic roof underlayment as compared to the same period of 2024.

The sales mix of the Building Supply segment for the year ended December 31, 2025, was approximately 38% for synthetic roof underlayment, 51% for housewrap and 11% for other woven material. This compared to approximately 42% for synthetic roof underlayment, 49% for housewrap and 9% for other woven material for the year ended December 31, 2024. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housing market in 2025 proved to be a year of sustained challenges for single-family housing starts, which were down by 7.0% through October 2025 (the latest data available). Demand for new homes has dropped due to economic volatility, high interest rates, and uncertainty surrounding housing starts. Increased tariffs have created notable pricing and supply volatility within the market. In addition, declining builder confidence and ongoing price volatility have resulted in reduced inventory positions among our primary customers. With that said, in 2025 we outperformed the market as our core building products (housewrap and synthetic roof underlayment) were down 3.7%, as compared to the 7.0% decrease in single-family housing starts.

Housewrap sales in 2025 outperformed the broader market by nearly 10%, with an increase of 2.3% despite a 7.0% decline in single-family housing starts. In 2025, due to the economic climate in the building industry, there was pricing pressure on this product line, which affected overall sales. This performance was driven by our reputation for product quality, breadth of offerings, and system warranty programs, which delivered market share improvement among existing customers and facilitated expansion into developing geographic regions and end-market applications. Management expects continued growth in the housewrap category in the coming year, especially if uncertainty in the economy and housing market abates.

Sales of synthetic roof underlayment were up 6.7% through the first nine months of 2025 but ended the year down 10.6%. This can be attributable primarily to two issues. First, the Asphalt Roofing Manufacturers Association reported a steep decline in shipments of 27.9% in the fourth quarter of 2025 compared to the same period of 2024. In addition, the association reported a 10.3% decline during 2025 compared to the prior year. Secondly, a stronger than normal hurricane season in the fourth quarter of 2024 caused the results to be lower for this segment in the fourth quarter of 2025 and for the year. After hurricanes Helene and Milton in late 2024, we experienced a surge in synthetic roof underlayment orders in the fourth quarter of 2024. In addition, sales of our roof underlayment line continue to be affected by a push in the market to reduce product selling prices and more offshore competition. Despite all these factors, we maintained market share within the roofing product line in 2025. Our domestic inventory position, customer expansion efforts, and continued investment in builder and contractor relationships mitigated the impact of market contraction, allowing us to meet customer demand while maintaining competitive positioning. We are exploring additional products in the roofing market and expect growth in 2026 in the synthetic roof underlayment category.

Sales of other woven material sales increased by $976,000, or 28.9% in 2025 compared to 2024, primarily due to increased sales to our largest customer for this product line. The Company is pursuing new opportunities for other woven material in 2026 that could improve sales.

The building industry forecasts for 2026 remain somewhat conflicted with many being cautiously optimistic. This optimism is fueled by hopes of further interest rate reductions coupled with builder incentives such as price concessions or mortgage rate buydown assistance that would result in improved home affordability. Management remains committed to production and development of industry leading products and expects growth in the Building Supply segment in the coming year, however uncertainty in housing starts, tariffs, interest rates and the economy in general could negatively affect this segment.

Disposable Protective Apparel Segment

Sales for the Disposable Protective Apparel segment for the year ended December 31, 2025, increased by $1,236,000, or 5.7%, to $23,111,000, compared to $21,875,000 for 2024. This segment increase was due to a 12.2% increase in sales of disposable protective garments, partially offset by a 13.8% decrease in sales of face shields and a 38.3% decrease in sales of face masks.

The sales mix of the Disposable Protective Apparel segment for the year ended December 31, 2025, was approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to approximately 85% for disposable protective garments, 11% for face masks and 4% for face shields for the year ended December 31, 2024.

Sales of disposable protective garments, which comprise approximately 90% of the segment, were up 12.2% in 2025. Sales started gaining significant momentum in the third quarter and continued very strong in the fourth quarter of 2025. Sales of shoe covers, lab coats, frocks, gowns and caps all grew in 2025 compared to 2024. Tariffs in 2025 created uncertainty and volatility in the marketplace, but we remained resilient and steadfast and exceeded our forecast. We plan to continue to deliver our high-quality products and remain agile to maintain our leadership position and to differentiate Alpha Pro Tech in the disposable protective garments marketplace. Management anticipates the growth trend will continue and we will work to uncover new growth opportunities in 2026.

Sales of our face mask and face shield products in 2025 were below management’s expectations. Our inventory position and manufacturing capacity is on solid ground and a sizable percentage of our products in this category are not burdened by tariffs. We will continue our efforts to improve sales of our face mask and face shields products, including by use of promotions and pricing incentives.

Gross Profit. Gross profit decreased by $396,000, or 1.7%, to $22,537,000 for the year ended December 31, 2025, from $22,933,000 for the year ended December 31, 2024. The gross profit margin was 38.1% for the year ended December 31, 2025, compared to 39.6% for the year ended December 31, 2024. The gross profit margin in 2025 was negatively affected by a margin decrease primarily in the Disposable Protective Apparel segment and to a lesser degree in the Building Supply segment due to increased U.S. tariffs and higher sales rebates. In 2025, we experienced three tariff increases on most of our products due to the implementation of the Trump administration’s tariff policies and reciprocal tariffs. Management increased selling prices in July and November 2025 in order to partially mitigate the impact of the first two tariffs increases, but many of the higher tariffed products remain in inventory, which we expect will have a negative effect on gross margin in the first half of 2026. Effective February 7, 2026, the Trump administration announced that tariffs on goods from India would be reduced to 18% down from 50%. These U.S. tariffs were implemented under the International Emergency Economic Powers Act (“IEEPA”) and were rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs, but the U.S. government subsequently announced plans to implement a new “temporary import surcharge” of 15% on many of the same imports beginning February 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974. These or other tariffs, actual or proposed legislation, or similar laws and regulations in the future, including changes to implemented bilateral trade deals between the U.S. and India, could adversely impact our current or future third-party arrangements with certain companies, including those in India, which could impact our products and supply chain. As we progress into next year, gross margin should improve as we deplete our higher tariffed inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $838,000, or 4.5%, to $17,773,000 for the year ended December 31, 2025, from $18,611,000 for the year ended December 31, 2024. As a percentage of net sales, selling, general and administrative expenses decreased to 30.1% for the year ended December 31, 2025, from 32.2% for 2024.

The change in expenses by segment for the year ended December 31, 2025, was as follows: Building Supply expenses were down by $361,000, or 5.0%; Disposable Protective Apparel expenses were up by $47,000, or 0.9%; and corporate unallocated expenses were down by $524,000, or 8.6%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation, commission, general factory and office expenses, and insurance expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, marketing, and sales travel expenses, partially offset by lower rent and utilities and general office and factory expenses. The decrease in corporate unallocated expenses was primarily due to decreased professional fees, public company expenses, insurance expenses, employee compensation, general office expenses and reorganization. The reorganization costs in 2024 were incurred in connection with moving our face mask manufacturing facility from Utah to Arizona.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $246,000 was accrued for the year ended December 31, 2025, compared to $264,000 for the year ended December 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased by $52,000, or 6.0%, to $925,000 for the year ended December 31, 2025, from $873,000 for the year ended December 31, 2024. The increase was primarily due to an increase in depreciation in the Building Supply segment.

Income from Operations. Income from operations increased by $390,000, or 11.3%, to $3,839,000 for the year ended December 31, 2025, compared to $3,449,000 for the year ended December 31, 2024. The increased income from operations was primarily due to a decrease in selling, general and administrative expenses of $838,000, partially offset by a decrease in gross profit of $396,000 and an increase in depreciation and amortization expenses of $52,000. Gross profit margin was adversely affected in 2025 because of U.S. tariffs on products primarily from our joint venture partner in India. Income from operations as a percentage of net sales for the year ended December 31, 2025, was 6.5%, compared to 6.0% for 2024.

Other Income. Other income decreased by $741,000 to income of $830,000 for the year ended December 31, 2025, compared to $1,571,000 for 2024. The decrease was primarily due to a decrease in equity in income of unconsolidated affiliate of $447,000, a decrease in interest income of $264,000 and a decrease in gain on sale of assets of $30,000. Equity in income of unconsolidated affiliate was down primarily due to lower sales as a result of the impact of U.S. tariffs. We expect this to improve going forward, as U.S. tariffs on goods from India are expected to decrease to 15% from 50%. The decrease in interest income was primarily due to lower interest rates.

Income before Provision for Income Taxes. Income before provision for income taxes for the year ended December 31, 2025, was $4,669,000, compared to income before provision for income taxes of $5,020,000 for 2024, representing a decrease of $351,000, or 7.0%. This decrease in income before provision for income taxes was due to a decrease in other income of $741,000, partially offset by an increase in income from operations of $390,000.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2025, was $1,138,000, compared to $1,091,000 for 2024. The estimated effective tax rate was 24.4% for the year ended December 31, 2025, compared to 21.8% for the year ended December 31, 2024. The effective tax rate increase between 2025 and 2024, of 2.6 percentage points, was primarily due to lower equity in income of unconsolidated affiliate in 2025. The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.

Net Income. Net income for the year ended December 31, 2025, was $3,531,000 compared to net income of $3,929,000 for 2024, representing a decrease of $398,000, or 10.1%. The net income decrease between 2025 and 2024 was primarily due to a decrease in other income of $741,000 and an increase in provision for income taxes of $47,000, partially offset by an increase in income from operations of $390,000. The other income decrease of $741,000, the majority of which is not taxable, negatively impacted our net income in 2025. In addition, gross profit was adversely affected in 2025 as a result of U.S. tariffs. Net income as a percentage of net sales was 6.0% for the year ended December 31, 2025, compared to 6.8% for 2024. Basic  earnings per common share for the years ended December 31, 2025 and 2024, were $0.34 and $0.35, respectively. Diluted earnings per common share for the years ended December 31, 2025 and 2024, were $0.33 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, the Company had cash and cash equivalents (“cash”) of $16,988,000 and working capital of $48,462,000. As of December 31, 2025, the Company’s current ratio (current assets/current liabilities) was 13:1, compared to a current ratio of 16:1 as of December 31, 2024. Cash decreased by 8.8%, or $1,648,000, to $16,988,000 as of December 31, 2025, compared to $18,636,000 as of December 31, 2024, and working capital increased by $946,000, to $48,462,000 from $47,516,000 as of December 31, 2024. The decrease in cash from December 31, 2024, was due to cash used in investing activities of $639,000 and cash used in financing activities of $3,379,000, partially offset by cash provided by operating activities of $2,370,000.

Net cash provided by operating activities of $2,370,000 for the year ended December 31, 2025 was due to net income of $3,531,000, as adjusted primarily by the following: stock-based compensation expense of $540,000, depreciation and amortization expense of $925,000, equity in income of unconsolidated affiliate of $182,000, operating lease asset amortization of $939,000, an increase in deferred income taxes of $176,000, an increase in accounts receivable of $3,244,000, a decrease in prepaid expenses of $580,000, an increase in inventory of $865,000, an increase in accounts payable and accrued liabilities of $863,000, and a decrease in lease liabilities of $893,000, all compared to December 31, 2024.

Accounts receivable increased by $3,244,000, or 66.3%, to $8,138,000 as of December 31, 2025, from $4,894,000 as of December 31, 2024. The increase in accounts receivable was primarily related to increased disposable garment and other woven material sales in the fourth quarter of 2025 compared to the same period of 2024. The number of days that sales remained outstanding as of December 31, 2025, calculated by using an average of accounts receivable outstanding and annual revenue, was 40 days, compared to 36 days as of December 31, 2024.

Inventory increased by $865,000, or 3.8%, to $23,598,000 as of December 31, 2025, from $22,733,000 as of December 31, 2024. The increase was due to an increase in inventory for the Building Supply segment of 1,898,000, or 17.4%, to $12,829,000, partially offset by a decrease in inventory for the Disposable Protective Apparel segment of $1,033,000, or 8.8%, to $10,769,000.

Prepaid expenses decreased by $580,000, or 13.3%, to $3,796,000 as of December 31, 2025, from $4,376,000 as of December 31, 2024. The decrease was primarily due to decreased prepayments for inventory and prepaid tax payments partially offset by increased prepaid insurance payments.

Right-of-use assets as of December 31, 2025, decreased by $939,000 to $7,775,000 from $8,714,000 as of December 31, 2024, as a result of amortization of the right of use asset.

Lease liabilities as of December 31, 2025, decreased by $893,000 to $7,882,000 from $8,775,000 as of December 31, 2024. The decrease in the lease liabilities was the result of lease payments made during the period.

Accounts payable and accrued liabilities as of December 31, 2025 increased by $863,000, or 38.7%, to $3,093,000, from $2,230,000 as of December 31, 2024. The increase was primarily due to an increase in trade payables of $722,000.

Net cash used in investing activities was $639,000 for the year ended December 31, 2025, compared to net cash used in investing activities of $3,776,000 for 2024. Investing activities for the years ended December 31, 2025 and 2024 consisted primarily of the purchase of property and equipment.

Net cash used in financing activities was $3,379,000 for the year ended December 31, 2025, compared to net cash used in financing activities of $3,664,000 for 2024. Net cash used in financing activities for the year ended December 31, 2025, resulted from the payment of $3,345,000 for the repurchase of common stock and $34,000 for treasury stock excise tax. Net cash used in financing activities for the year ended December 31, 2024, resulted from the payment of $4,452,000 for the repurchase of common stock and $44,000 for treasury stock excise tax, partially offset by $832,000 in proceeds from the exercise of stock options.

As of December 31, 2025, we had $1,397,000 available for stock purchases under our stock repurchase program. During the year ended December 31, 2025, we repurchased 685,313 shares of common stock at a cost of $3,345,000. As of December 31, 2025, we had repurchased a total of 21,927,940 shares of common stock at a cost of approximately $58,123,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Related Parties

During 2025 and 2024, the Company had no related party transactions, other than the Company’s transactions with its non-consolidated affiliate, Harmony. See Note 6 to our consolidated financial statements for more information on our relationship with our non-consolidated affiliate Harmony Plastics Private Limited.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 was effective for annual periods beginning after December 15, 2024. The Company adopted this pronouncement and the related disclosure for the year ended December 31, 2025, and revised its income tax disclosures in Note 14 – “Income Taxes” on a retrospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company evaluating the impact of this pronouncement on its related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendment is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of December 31, 2025, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in accordance with the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha Pro Tech, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Pro Tech, Ltd. and subsidiaries (collectively, the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Tanner LLP

Lehi, Utah

March 11, 2026

We have served as the Company’s auditors since 2011.

(PCAOB ID 270)

Alpha Pro Tech, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,988,000	$18,636,000
Accounts receivable, net	6,936,000	3,692,000
Accounts receivable, related party	1,202,000	1,202,000
Inventories, net	23,598,000	22,733,000
Prepaid expenses	3,796,000	4,376,000
Total current assets	52,520,000	50,639,000

Property and equipment, net	8,234,000	8,520,000
Goodwill	55,000	55,000
Right-of-use assets	7,775,000	8,714,000
Equity investment in unconsolidated affiliate	5,548,000	5,814,000
Total assets	$74,132,000	$73,742,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,005,000	$1,283,000
Accrued liabilities	1,088,000	947,000
Lease liabilities	965,000	893,000
Total current liabilities	4,058,000	3,123,000

Lease liabilities, net of current portion	6,917,000	7,882,000
Deferred income tax liabilities, net	679,000	503,000
Total liabilities	11,654,000	11,508,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,131,565 and 10,816,878 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	101,000	108,000
Additional paid-in capital	15,828,000	16,368,000
Retained earnings	48,496,000	47,257,000
Accumulated other comprehensive loss	(1,947,000)	(1,499,000)
Total shareholders' equity	62,478,000	62,234,000
Total liabilities and shareholders' equity	$74,132,000	$73,742,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Income

	Years Ended December 31,
	2025	2024

Net sales	$59,142,000	$57,840,000

Cost of goods sold, excluding depreciation and amortization	36,605,000	34,907,000
Gross profit	22,537,000	22,933,000

Operating expenses:
Selling, general and administrative	17,773,000	18,611,000
Depreciation and amortization	925,000	873,000
Total operating expenses	18,698,000	19,484,000

Income from operations	3,839,000	3,449,000

Other income:
Equity in income of unconsolidated affiliate	182,000	629,000
Gain on sale of property and equipment	-	30,000
Interest income, net	648,000	912,000
Total other income, net	830,000	1,571,000

Income before provision for income taxes	4,669,000	5,020,000
Provision for income taxes	1,138,000	1,091,000

Net income	$3,531,000	$3,929,000

Basic earnings per common share	$0.34	$0.35

Diluted earnings per common share	$0.33	$0.35

Basic weighted average common shares outstanding	10,444,663	11,137,873

Diluted weighted average common shares outstanding	10,550,439	11,235,046

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024

Net income	$3,531,000	$3,929,000
Other comprehensive loss - foreign currency translation loss	(448,000)	(62,000)
Comprehensive income	$3,083,000	$3,867,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance as of December 31, 2023	11,416,212	$114,000	$16,339,000	$46,552,000	$(1,437,000)	$61,568,000
Common stock repurchased and retired	(831,000)	(8,000)	(1,220,000)	(3,224,000)	-	(4,452,000)
Treasury stock excise tax	-	-	(44,000)	-	-	(44,000)
Options exercised	231,666	2,000	830,000	-	-	832,000
Stock-based compensation expense	-	-	463,000	-	-	463,000
Total comprehensive income (loss)	-	-	-	3,929,000	(62,000)	3,867,000
Balance as of December 31, 2024	10,816,878	108,000	16,368,000	47,257,000	(1,499,000)	62,234,000
Common stock repurchased and retired	(685,313)	(7,000)	(1,046,000)	(2,292,000)	-	(3,345,000)
Treasury stock excise tax	-	-	(34,000)	-	-	(34,000)
Stock-based compensation expense	-	-	540,000	-	-	540,000
Total comprehensive income (loss)	-	-	-	3,531,000	(448,000)	3,083,000
Balance as of December 31, 2025	10,131,565	$101,000	$15,828,000	$48,496,000	$(1,947,000)	$62,478,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$3,531,000	$3,929,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Share-based compensation	540,000	463,000
Depreciation and amortization	925,000	873,000
Equity in income of unconsolidated affiliate	(182,000)	(629,000)
Gain on sale of property and equipment	-	(30,000)
Non-cash lease expense	939,000	899,000
Deferred income taxes	176,000	61,000
Changes in operating assets and liabilities:
Accounts receivable, net	(3,244,000)	1,811,000
Accounts receivable, related party	-	(160,000)
Inventories, net	(865,000)	(2,602,000)
Prepaid expenses	580,000	1,634,000
Accounts payable and accrued liabilities	863,000	325,000
Lease liabilities	(893,000)	(876,000)

Net cash provided by operating activities	2,370,000	5,698,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(639,000)	(3,806,000)
Proceeds from sale of property and equipment	-	30,000

Net cash used in investing activities	(639,000)	(3,776,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	832,000
Repurchase of common stock	(3,345,000)	(4,452,000)
Treasury stock excise tax	(34,000)	(44,000)

Net cash used in financing activities	(3,379,000)	(3,664,000)

Decrease in cash and cash equivalents	(1,648,000)	(1,742,000)

Cash and cash equivalents, beginning of the year	18,636,000	20,378,000

Cash and cash equivalents, end of the year	$16,988,000	$18,636,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$890,000	$1,435,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$-	$4,803,000

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

1.	The Company

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

Events that occurred after December 31, 2025, through the date on which these financial statements were filed with the Securities and Exchange Commission (“SEC”) were considered in the preparation of these financial statements.

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

Periods Presented

All amounts have been rounded to the nearest thousand with the exception of the per share data. The Company qualified as a smaller reporting company at the measurement date for determining such qualification during 2025. According to the disclosure requirements for smaller reporting companies, the Company has included balance sheets as of the end of the two most recent years and statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two most recent years.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents primarily consists of cash in banks and money market accounts.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  The allowance for credit losses on accounts receivable is the Company’s best estimate of the amount of expected credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company pools accounts receivable based on risk characteristics, which include type of customer and age of open receivable balance. The allowance for each credit loss pool is estimated based on historical write-off experience and known conditions, adjusted for management’s reasonable and supportable expectations of future conditions. Account balances are charged against the allowance when management determines that the probability for collection of an account balance is remote. As of December 31, 2025 and 2024, the Company had accounts receivable totaling $8,138,000 and $4,894,000, respectively. As of December 31, 2025 and 2024, the Company had recorded an allowance for credit losses on accounts receivable of $46,000 and $35,000 respectively.

Inventories

Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or net realizable value. Allowances are recorded for slow-moving, obsolete or unusable inventories. The Company assesses inventories for estimated obsolescence or unmarketable products and writes down the difference between the cost of the inventories and the estimated net realizable values based upon assumptions about future sales and supplies on-hand. As of December 31, 2025 and 2024, the Company had recorded an allowance for excess and obsolete inventories of $384,000 and $416,000, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in its business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If it is determined that the undiscounted future net cash flows are not sufficient to recover the carrying values of the assets, an impairment loss is recognized for the excess of the carrying values over the fair values of the assets. The Company believes that the future undiscounted net cash flows to be received from its long-lived assets exceed the assets’ carrying values and, accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2025 and 2024.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Revenue Recognition

Net sales includes revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods, and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labelling. The Company has determined as of December 31, 2025, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 14 for information on revenue disaggregated by type and by geographic region.

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

For the years ended December 31, 2025 and 2024, there were no stock options granted under the Company’s stock option plan. The Company recognized $55,000 and $59,000 in stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively, related to outstanding options. For the years ended December 31, 2025 and 2024, 32,330 and 29,675 restricted stock equity awards, respectively, were granted under the 2020 Incentive Plan and the compensation expense associated with these awards was $485,000 and $404,000 in 2025 and 2024, respectively.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and “diluted” EPS, which includes all potential common shares which are dilutive for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024

Net income (numerator)	$3,531,000	$3,929,000

Shares (denominator):
Basic weighted average common shares outstanding	10,444,663	11,137,873
Add: Dilutive effect of common stock options	105,776	97,173

Diluted weighted average common shares outstanding	10,550,439	11,235,046

Earnings per common share:
Basic	$0.34	$0.35
Diluted	$0.33	$0.35

Translation of Foreign Currencies

Transactions in foreign currencies are translated into U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities in foreign currencies at each period end are translated at the exchange rate in effect at that date. Transaction gains or losses on foreign currencies are reflected in selling, general and administrative expenses and were not material for the years ended December 31, 2025 and 2024.

The Company does not have a material foreign currency exposure in regards to purchase agreements with companies in Asia and Mexico as the agreements are in U.S. dollars. In addition, all sales transactions are in U.S. dollars. The Company has a foreign currency exposure with respect to its Canadian branch office. The foreign currency exposure is not material due to the fact that the Company does not manufacture products in Canada. The exposure primarily relates to payroll expenses in the Company’s administrative branch office in Canada. The Company also has potentially material foreign currency exposure in regards to its equity in its unconsolidated affiliate in India. The Company’s unconsolidated affiliate operations are in India; therefore, U.S. GAAP requires the Company to adjust the value of its investment for changes in foreign currency exchange rates. The Company determines the functional currency of its joint venture based upon the primary currency used to generate and expend cash, which is the currency of the country in which the joint venture is located. For joint ventures with functional currencies other than the U.S. dollar, the investment in that joint venture is translated into U.S. dollars using period-end exchange rates. The resulting foreign currency translation losses are deferred as accumulated other comprehensive loss (“AOCL”) and reclassified to earnings only upon sale or liquidation of that business. The foreign currency translations reduced the balance of equity in unconsolidated affiliated by $1,947,000 and $1,499,000 as of December 31, 2025 and 2024, respectively, and the loss was recorded in AOCL.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Such costs were not material for the years ended December 31, 2025 and 2024.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. These costs are included in selling, general and administrative expenses and were $48,000 and $65,000 for the years ended December 31, 2025 and 2024, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no fair values of the Company’s financial assets as of December 31, 2025 and 2024.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 was effective for annual periods beginning after December 15, 2024. The Company adopted this pronouncement and the related disclosure for the year ended December 31, 2025, and revised its income tax disclosures in Note 14 – “Income Taxes” on a retrospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this pronouncement on its related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendment is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial statements and related disclosures.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

3.	Inventories

Inventories consisted of the following:

	December 31,
	2025	2024

Raw materials	$9,454,000	$10,948,000
Work in process	4,468,000	2,934,000
Finished goods	9,676,000	8,851,000
Total inventory	$23,598,000	$22,733,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2025	2024

Buildings	$493,000	$493,000
Machinery and equipment	16,796,000	16,732,000
Office furniture and equipment	3,192,000	2,927,000
Leasehold improvements	827,000	690,000

	21,308,000	20,842,000
Less accumulated depreciation and amortization	(13,074,000)	(12,322,000)

Total net property and equipment	$8,234,000	$8,520,000

Depreciation and amortization expense for property and equipment were $925,000 and $873,000 for the years ended December 31, 2025 and 2024, respectively.

5.	Goodwill

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of December 31, 2025, or December 31, 2024. Under the equity method, since the Company’s reporting currency is different from that of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly, and accrue the adjustment as a component of AOCL.

For the years ended December 31, 2025 and 2024, the Company purchased $19,397,000 and $22,080,000 of inventories, respectively, from Harmony. For the years ended December 31, 2025 and 2024, the Company recorded equity in income of unconsolidated affiliate of $182,000 and $629,000, respectively. For the years ended December 31, 2025 and 2024, the Company sold $628,000 and $839,000 of inventories, respectively, to Harmony.

As of December 31, 2025, the Company’s investment in Harmony was $5,548,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,064,000, less $942,000 in repayments of an advance, payments of $77,000 in dividends and AOCL on foreign currency translations of $1,947,000.

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2025	2024

Payroll expenses and tax payable	$269,000	$221,000
Commission and bonuses payable and general accrued liabilities	819,000	726,000
Total accrued liabilities	$1,088,000	$947,000

Contract liabilities were $3,952,000 and $3,224,000 as of December 31, 2025 and 2024, respectively, which are netted against the related accounts receivable due to the legal right of offset.

8.	Shareholders’ Equity

Repurchase Program

During the year ended December 31, 2025, the Company repurchased and retired 685,313 shares of its common stock for $3,345,000. During the year ended December 31, 2024, the Company repurchased and retired 831,000 shares of its common stock for $4,452,000. As of December 31, 2025, the Company had $1,397,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The 2004 Stock Option Plan (the “2004 Plan”) was an equity compensation plan that provided for grants of stock options to eligible individuals.  The 2004 Plan was intended to recognize the contributions made to the Company by key employees of the Company, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  The 2004 Plan also was intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company. The 2004 Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options had been granted as of December 31, 2020. Under the 2004 Plan, option grants have a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options was determined based on the fair market value of the stock on the date of grant.

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

The following table summarizes restricted stock awards activity for the years ended December 31, 2025 and 2024:

		Weighted-Average
		Grant Date Price
	Shares	Restricted stock awards

Outstanding, December 31, 2023	235,172	$4.21
Granted to employees and directors	29,675	5.56
Vested	(8,172)	4.02
Outstanding, December 31, 2024	256,675	4.38
Granted to employees and directors	32,330	5.11
Vested	(29,675)	5.56
Outstanding December 31, 2025	259,330	4.34

During the years ended December 31, 2025 and 2024, 32,330 and 29,675 restricted stock awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $485,000 and $404,000 in compensation expense associated with outstanding restricted stock awards for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $318,000 of total unrecognized compensation cost related to the restricted stock grants was expected to be recognized over a weighted-average remainder period of 0.74 years.

The following table summarizes option activity for the years ended December 31, 2025 and 2024:

		Weighted
		Average
		Exercise Price
	Shares	Per Option

Options outstanding, December 31, 2023	292,766	$3.71
Exercised	(231,666)	3.59
Options outstanding, December 31, 2024	61,100	4.17
Options outstanding, December 31, 2025	61,100	4.17
Options exercisable, December 31, 2025	45,632	4.15

Stock options to purchase 61,100 shares of common stock were outstanding as of both December 31, 2025 and 2024. All of the stock options were included in the computation of the weighted-average number of dilutive common shares outstanding for both the years ended December 31, 2025 and 2024.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options as of December 31, 2025:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (in years)	Aggregate Intrinsic Value
$3.99	-	$4.23	61,100	$4.17	2.5	$16,000	45,632	$4.15	2.42	$13,000

The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock options. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024, was $0 and $497,000, respectively.

As of December 31, 2025, $33,000 of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average remaining period of 0.74 years.

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

Accumulated other comprehensive loss, a component of shareholders’ equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The accumulated other comprehensive loss on equity in unconsolidated affiliate was $1,947,000 and $1,499,000 as of December 31, 2025 and 2024, respectively.

10.	Income Taxes

President Trump signed into laws the One Big Beautiful Bill Act “OBBBA” on July 4, 2025. This bill included various tax provisions, many of which are applicable for most, if not all, of the 2025 tax year. Most impactful for the Company are changes related to section 174 for R&D expenditures and section 168 for bonus depreciation.

The OBBBA enacted new Section 174A, which permanently allows taxpayers to fully expense domestic research or experimental expenditures paid or incurred in taxable years beginning after December 31, 2024. Foreign R&D expenditures must still be capitalized and amortized over 15 years. Additionally, the new rules provide options to account for any remaining unamortized domestic R&D expenditures paid or incurred in the taxable years beginning after December 31, 2021 and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years. The Company is electing to deduct these remaining unamortized costs entirely in 2025.

The OBBBA also permanently restored 100% bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. This reverses the phasedown schedule enacted under the Tax Cuts and Jobs Act (“TCJA”), which would have reduced bonus depreciation to 40% for property placed into service in 2025 and eliminated it entirely by 2027. The Company is claiming 40% bonus on any 2025 assets placed in service before January 19 and 100% bonus on all remaining assets placed in service through the remainder of the year.

The provision (benefit) for income taxes consisted of the following:

	For the Years Ended December 31,
	2025	2024
Current
Federal	$633,000	$748,000
State	232,000	175,000
Foreign	97,000	107,000
Deferred
Federal	127,000	40,000
State	49,000	21,000

Provision for income taxes	$1,138,000	$1,091,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

Deferred income tax assets (liabilities) consisted of the following:

	December 31,
	2025	2024
Temporary differences:
Property and equipment	$(1,361,000)	$(1,234,000)
Intangible assets	24,000	158,000
Inventory reserve	81,000	87,000
Accrued expenses and inventory	475,000	392,000
Right of use of asset	(1,633,000)	(1,872,000)
Foreign exchange	25,000	29,000
Lease liability	1,655,000	1,885,000
AMT/foreign tax credits	233,000	188,000
State income taxes	(178,000)	(136,000)

Net deferred income tax liabilities	$(679,000)	$(503,000)

The provision for income taxes differs from the amount that would be obtained by applying the U.S. statutory rate to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2025		2024
Income taxes based on U.S.
statutory rate of 21%	$980,000	21.0%	$1,054,000	21.0%
Non-deductible meals & entertainment	10,000	0.2	9,000	0.2
FDII deduction	(4,000)	-0.1	(5,000)	-0.1
Foreign taxes	(80,000)	-1.7	(136,000)	-2.7
State taxes	250,000	5.4	200,000	4.0
Stock compensation	2,000	0.0	(33,000)	-0.7
Other	(20,000)	-0.4	2,000	0.0

Provision for income taxes	$1,138,000	24.4%	$1,091,000	21.7%

Cash paid for taxes:

	For the Years Ended December 31,
	2025	2024
Federal	$494,000	$1,119,000
State	257,000	190,000
Foreign	139,000	126,000
Total taxes paid, net of refunds	$890,000	$1,435,000

Foreign taxes paid were all paid Canada. In 2025, taxes paid to Illinois was $79,000, which exceeded 5% of total income taxes paid.

11.	Leases

Operating Lease Commitments: The Company leases its facilities under non-cancelable operating leases expiring on various dates through December 31, 2034. The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of December 31, 2025, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of December 31, 2025, the Company had operating lease right-of-use assets of $7,775,000 and operating lease liabilities of $7,882,000. As of December 31, 2025, the Company did not have any finance leases recorded on the consolidated balance sheet. Operating lease expenses were approximately $1,507,000 and $1,650,000 for the years ended December 31, 2025 and 2024, respectively.

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The aggregate future minimum lease payments and reconciliation to lease liabilities as of December 31, 2025, were as follows:

December 31,
2026	$1,473,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	10,797,000
Less imputed interest	(2,915,000)
Total lease liabilities	$7,882,000

As of December 31, 2025, the weighted average remaining lease term of the Company’s operating leases was 9.42 years. During the year ended December 31, 2025, the weighted average discount rate with respect to these leases was 7.00%.

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

The Company has certain benefit plans. Under the plans, employees may contribute up to 12% of their gross earnings subject to certain limitations. The Company contributes an additional 0.5% of gross earnings for those employees contributing 1% of their gross earnings and contributes 1% of gross earnings for those employees contributing between 2% and 12% of their gross earnings. The total amounts contributed to the plans by the Company was $46,000 for both years ended December 31, 2025 and 2024.

The Company does not have any other significant pension, profit sharing or similar plans established for its employees. Pursuant to his employment agreement with the Company, Lloyd Hoffman, our President and Chief Executive Officer, is contractually entitled to receive from the Company at the conclusion of each fiscal year a cash bonus in an amount equal to 5% pre-tax profits of the Company, excluding bonus expense, as presented in the Company’s audited consolidated statements of income for such fiscal year, subject to a maximum payment of $1,000,000. The Company accrued $246,000 for the year ended December 31, 2025, compared to $264,000 for 2024, in connection with the bonus.

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

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2). Segment data excludes charges allocated to the principal executive office and other corporate unallocated expenses and income taxes. The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including (1) employees, and (2) financial or capital resources, based on net sales.

The following table provides segment information as described below:

	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024

	Building Supply		Disposable Protective Apparel

Segment sales	$36,031,000	$35,965,000	$23,111,000	$21,875,000
Less:
Cost of goods sold	23,179,000	22,902,000	13,426,000	12,005,000
Selling, general and administrative	6,830,000	7,191,000	5,422,000	5,375,000
Depreciation and amortization	711,000	661,000	112,000	108,000
Other income	(155,000)	(535,000)	(27,000)	(94,000)
Segment net income	$5,466,000	$5,746,000	$4,178,000	$4,481,000

The following table presents net sales for each segment:

	Years Ended December 31,
	2025	2024

Building Supply	$36,031,000	$35,965,000
Disposable Protective Apparel	23,111,000	21,875,000

Consolidated net sales	$59,142,000	$57,840,000

The following table presents the reconciliation of total segment income to total consolidated net income:

	Years Ended December 31,
	2025	2024

Building Supply	$5,466,000	$5,746,000
Disposable Protective Apparel	4,178,000	4,481,000
Total segment income	9,644,000	10,227,000

Unallocated corporate overhead expenses	4,975,000	5,207,000
Provision for income taxes	1,138,000	1,091,000
Consolidated net income	$3,531,000	$3,929,000

Alpha Pro Tech, Ltd.

Notes to Consolidated Financial Statements

The following table presents net sales and long-lived assets, net of accumulated depreciation and amortization, information by geographic area:

	Years Ended December 31,
	2025	2024

Net sales by geographic region
United States	$58,527,000	$57,211,000
International	615,000	629,000

Consolidated net sales	$59,142,000	$57,840,000

	As of December 31,
	2025	2024
Long-lived assets, net by geographic region
United States	$6,953,000	$7,325,000
International	1,281,000	1,195,000

Consolidated total long-lived assets, net	$8,234,000	$8,520,000

Net sales by geographic region are based on the countries in which our customers are located. For the year ended December 31, 2025, the Company did not generate sales from any single country, except the United States, that were significant to the Company’s consolidated net sales.

The following table presents the consolidated net property, equipment, goodwill and intangible assets by segment:

	As of December 31,
	2025	2024

Building Supply	$5,617,000	$6,069,000
Disposable Protective Apparel	1,451,000	1,424,000
Total segment assets	7,068,000	7,493,000

Unallocated corporate assets	1,221,000	1,082,000
Total consolidated assets	$8,289,000	$8,575,000

15.	Concentration of Risk

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

The Company provides products to customers located primarily in the United States. Customers accounting for 10% or more of accounts receivable as of December 31, 2025 and 2024, and 10% or more of net sales for the years ended December 31, 2025 and 2024, were as follows:

		December 31,
		2025	2024

Accounts Receivable:
	Customer A	53%	36%
	Customer B	*	14%

Net sales:
	Customer A	24%	20%
	Customer B	15%	15%
	Customer C	11%	13%

* Customer’s balance was below the 10% threshold for accounts receivable and/or net sales as of and for the year ended December 31, 2025.

16.	Employment Agreements

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

During 2025, the Company’s only material related party transactions were the Company’s transactions with its non-consolidated affiliate, Harmony (see Note 6.)

18.	Subsequent Events

The Company has reviewed and evaluated whether any additional material subsequent events have occurred from December 31, 2025 through the filing date of the Company’s Annual Report on Form 10-K.  All appropriate subsequent event disclosures have been made in the consolidated financial statements.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our (i) President and Chief Executive Officer (principal executive officer) and (ii) Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025 pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information we are required to disclose is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

(a)	None.

(b)

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2025.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2025.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities that have been authorized for issuance as of December 31, 2025 under Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was previously approved by our shareholders at the 2020 Annual Meeting of Shareholders. The 2020 Incentive Plan is described in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

(1)

Represents 1,733,075 shares of common stock issuable pursuant to our 2020 Incentive Plan. Does not include 259,330 of time-based restricted stock outstanding under our 2020 Incentive Plan as of December 31, 2025.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2025.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2025.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A. The registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

The consolidated financial statements of the Company and its subsidiaries, included herein in Item 8, are as follows:

Management’s Report on Internal Control over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets – December 31, 2025 and 2024;

Consolidated Statements of Income – Years Ended December 31, 2025 and 2024;

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2025 and 2024;

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2025 and 2024;

Consolidated Statements of Cash Flows – Years Ended December 31, 2025 and 2024; and

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

14	Alpha Pro Tech, Ltd. Code of Business Conduct and Ethics, incorporated by reference to Exhibit 10(r) to Form 10-K/A, filed on April 29, 2004 (File No. 001-15725).
19	Alpha Pro Tech, Ltd. Policy on Insider Trading, incorporated by reference to Exhibit 19 to Form 10-K for the year ended December 31, 2024, filed on March 12, 2025
21	Subsidiaries of Alpha Pro Tech, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
97	Policy Regarding Recovery of Erroneously-Awarded Compensation, incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, filed on March 13, 2024 (File No. 001-15725),
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-K for the period ended December 31, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

(P) Indicates a paper filing with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	March 11, 2026	BY:	/s/Lloyd Hoffman
Lloyd Hoffman President and Chief Executive Officer

DATE:	March 11, 2026	BY:	/s/Colleen McDonald
Colleen McDonald Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Lloyd Hoffman	March 11, 2026
Lloyd Hoffman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/Colleen McDonald	March 11, 2026
Colleen McDonald, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/Danny Montgomery	March 11, 2026
Danny Montgomery, Senior Vice President Manufacturing and Director

/s/Donna Millar	March 11, 2026
Donna Millar, Investor Relations and Director

/s/David Garcia	March 11, 2026
David Garcia, Director

/s/Dr. John Ritota	March 11, 2026
Dr. John Ritota, Director

/s/James Buchan	March 11, 2026
James Buchan, Director

/s/Benjamin Shaw	March 11, 2026
Benjamin Shaw, Director