Form 10-Q
period 2026-03-31
ALPHA PRO TECH LTD
filed 2026-05-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2026
Common Stock, $0.01 par value	10,216,932 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$16,883,000	$16,988,000
Accounts receivable, net	7,872,000	6,936,000
Accounts receivable, related party	1,463,000	1,202,000
Inventories, net	22,045,000	23,598,000
Prepaid expenses	3,631,000	3,796,000
Total current assets	51,894,000	52,520,000

Property and equipment, net	8,100,000	8,234,000
Goodwill	55,000	55,000
Right-of-use assets	7,530,000	7,775,000
Equity investment in unconsolidated affiliate	5,405,000	5,548,000
Total assets	$72,984,000	$74,132,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$934,000	$2,005,000
Accrued liabilities	714,000	1,088,000
Lease liabilities	971,000	965,000
Total current liabilities	2,619,000	4,058,000

Lease liabilities, net of current portion	6,673,000	6,917,000
Deferred income tax liabilities, net	679,000	679,000
Total liabilities	9,971,000	11,654,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,131,565 shares outstanding as of March 31, 2026 and December 31, 2025	101,000	101,000
Additional paid-in capital	15,960,000	15,828,000
Retained earnings	49,198,000	48,496,000
Accumulated other comprehensive loss	(2,246,000)	(1,947,000)
Total shareholders' equity	63,013,000	62,478,000
Total liabilities and shareholders' equity	$72,984,000	$74,132,000

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net sales	$14,585,000	$13,822,000

Cost of goods sold, excluding depreciation and amortization	9,069,000	8,430,000
Gross profit	5,516,000	5,392,000

Operating expenses:
Selling, general and administrative	4,686,000	4,694,000
Depreciation and amortization	250,000	243,000
Total operating expenses	4,936,000	4,937,000

Income from operations	580,000	455,000

Other income:
Equity in income of unconsolidated affiliate	155,000	141,000
Interest income, net	150,000	176,000
Total other income	305,000	317,000

Income before provision for income taxes	885,000	772,000

Provision for income taxes	183,000	159,000

Net income	$702,000	$613,000

Basic earnings per common share	$0.07	$0.06

Diluted earnings per common share	$0.07	$0.06

Basic weighted average common shares outstanding	10,131,565	10,724,760

Diluted weighted average common shares outstanding	10,331,682	10,836,581

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net income	$702,000	$613,000
Other comprehensive income - foreign currency translation gain (loss)	(299,000)	(65,000)
Comprehensive income	$403,000	$548,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	10,131,565	$101,000	$15,828,000	$48,496,000	$(1,947,000)	$62,478,000
Net income	-	-	-	702,000	-	702,000
Common stock repurchased and retired	-	-	-	-	-	-
Treasury stock excise tax	-	-	-	-	-	-
Stock-based compensation expense	-	-	132,000	-	-	132,000
Other comprehensive loss	-	-	.	-	(299,000)	(299,000)
Balance as of March 31, 2026	10,131,565	$101,000	$15,960,000	$49,198,000	$(2,246,000)	$63,013,000

For the Three Months Ended March 31, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	$106,000	$16,157,000	$47,029,000	$(1,564,000)	$61,728,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$702,000	$613,000
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Stock-based compensation	132,000	136,000
Depreciation and amortization	250,000	243,000
Equity in income of unconsolidated affiliate	(155,000)	(141,000)
Amortization of right-of-use assets	245,000	229,000
Changes in operating assets and liabilities:
Accounts receivable, net	(936,000)	(2,979,000)
Accounts receivable, related party	(261,000)	201,000
Inventories, net	1,553,000	(832,000)
Prepaid expenses	165,000	(375,000)
Accounts payable and accrued liabilities	(1,445,000)	(841,000)
Lease liabilities	(238,000)	(213,000)

Net cash and cash equivalents provided by (used in) operating activities	12,000	(3,959,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,000)	(135,000)
Net cash and cash equivalents used in investing activities	(117,000)	(135,000)

Cash Flows From Financing Activities:
Repurchase of common stock	-	(1,178,000)
Treasury stock excise tax	-	(12,000)

Net cash and cash equivalents used in financing activities	-	(1,190,000)

Decrease in cash and cash equivalents	(105,000)	(5,284,000)

Cash and cash equivalents, beginning of the period	16,988,000	18,636,000

Cash and cash equivalents, end of the period	$16,883,000	$13,352,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on March 11, 2026. The results of operations for the three months ended March 31, 2026, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was prepared using information from the audited consolidated balance sheet contained in the 2025 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of March 31, 2026, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholder’s Equity

Repurchase Program

During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2025, the Company repurchased and retired 221,413 shares of its common stock for $1,178,000. As of March 31, 2026, the Company had $1,397,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The Company previously granted stock options to eligible individuals under the 2004 Stock Option Plan (the “2004 Plan”).  Grants made under the 2004 Plan were intended to recognize the contributions made to the Company by key employees, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  Grants made under the 2004 Plan also were intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company. The 2004 Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Plan, approximately 5,009,750 options (taking into account cancelled, forfeited and expired options that were added back to the plan reserve) had been granted as of December 31, 2020. Under the 2004 Plan, option grants had a three-year vesting period and, since 2005, expire no later than the fifth anniversary from the date of grant. The exercise price of the options was determined based on the fair market value of the stock on the date of grant.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units (“RSU”), performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock were reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards under the 2004 Option Plan will continue to be governed by the terms of the 2004 Option Plan.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes restricted stock unit (“RSU”) awards activity for the three months ended March 31, 2026:

		Weighted Average
		Grant Date Price
	Shares	RSU Awards

Outstanding, December 31, 2025	259,330	$4.34
Granted to employees and non-employee directors	12,425	4.60
Vested	(9,870)	5.79
Outstanding, March 31, 2026	261,885	4.30

During the three months ended March 31, 2026 and 2025, 12,425 and 9,870 RSU awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $121,000 in stock-based compensation expense associated with outstanding RSU awards for both the three months ended March 31, 2026 and 2025. As of March 31, 2026, $254,000 of total unrecognized compensation cost related to the RSU awards was expected to be recognized over a weighted average remainder period of 0.54 years.

The Company uses the Black-Scholes option-pricing model to value the stock options. The Company uses historical data to estimate the expected life of the options. The risk-free interest rate for periods within the contractual life of an award is based on the US Treasury yield curve in effect at the time of grant. The estimated volatility is based on historical volatility and management’s expectations of future volatility. The Company uses an estimated dividend payout of zero, as the Company has not paid dividends in the past and, at this time, does not expect to do so in the future. The Company accounts for option forfeitures as they occur.

The following table summarizes stock option activity for the three months ended March 31, 2026:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2025	61,100	$4.17
Exercised	-	0.00
Options outstanding, March 31, 2026	61,100	4.17
Options exercisable, March 31, 2026	45,632	4.15

The Company recognized $11,000 and $15,000, respectively, in stock-based compensation expense associated with the outstanding stock option awards for the three months ended March 31, 2026 and 2025. As of March 31, 2026, $33,000 of total unrecognized compensation expense related to the stock option grants was expected to be recognized over a weighted average remainder period of 0.50 years.

4.	Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfer of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this pronouncement on its related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASU Topic 606 (Revenue from Contracts with Customers). The amendment is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendment in this update should be applied on a prospective basis. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and related disclosures.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventories

As of March 31, 2026 and December 31, 2025, inventories net of reserves consisted of the following:

	March 31,	December 31,
	2026	2025

Raw materials	$8,997,000	$9,454,000
Work in process	3,879,000	4,468,000
Finished goods	9,169,000	9,676,000
	$22,045,000	$23,598,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of March 31, 2026, or December 31, 2025. Under the equity method, since the Company’s reporting currency is different from of Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of accumulated other comprehensive loss (“AOCL”).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2026 and 2025, the Company purchased $3,094,000 and $4,755,000 of inventories, respectively, from Harmony. For three months ended March 31, 2026 and 2025, the Company sold $234,000 and $0 of inventories, respectively, to Harmony. For the three months ended March 31, 2026 and 2025, the Company recorded equity in income of unconsolidated affiliate of $155,000 and $141,000, respectively, related to Harmony.

As of March 31, 2026, the Company’s investment in Harmony was $5,405,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,178,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $2,246,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of March 31, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025

Payroll expenses and taxes payable	$380,000	$269,000
Commissions and bonuses payable and general accrued liabilities	334,000	819,000
Total accrued liabilities	$714,000	$1,088,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net income (numerator)	$702,000	$613,000

Shares (denominator):
Basic weighted average common shares outstanding	10,131,565	10,724,760
Add: dilutive effect of common stock options	200,117	111,821

Diluted weighted average common shares outstanding	10,331,682	10,836,581

Earnings per common share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $2,246,000 and $1,947,000 as of March 31, 2026 and December 31, 2025, respectively.

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

The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees and financial and capital resources, based on segment net sales.

Segment data excludes charges allocated to the principal executive office and other unallocated corporate overhead expenses and income tax. The Company evaluates the performance of its segments and allocates resources to them based primarily on net sales.

The accounting policies of the segments are the same as those described previously under Summary of Significant Accounting Policies (see Note 2 in the notes to our consolidated financial statements in Item 8 of the 2025 Form 10-K).

The following provides segment information as described below:

	For the Three Months Ended March 31, 2026

	Building Supply	Disposable Protective Apparel

Segment sales	$7,859,000	$6,726,000
Less:
Cost of goods sold	5,461,000	3,608,000
Selling, general and administrative	1,710,000	1,460,000
Depreciation and amortization	189,000	43,000
Other income	(99,000)	(56,000)
Segment net income	$598,000	$1,671,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2025

	Building Supply	Disposable Protective Apparel

Segment sales	$8,372,000	$5,450,000
Less:
Cost of goods sold	5,368,000	3,062,000
Selling, general and administrative	1,878,000	1,446,000
Depreciation and amortization	189,000	27,000
Other income	(119,000)	(21,000)
Segment net income	$1,056,000	$936,000

The following table presents net sales for each segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Building Supply	$7,859,000	$8,372,000
Disposable Protective Apparel	6,726,000	5,450,000
Consolidated net sales	$14,585,000	$13,822,000

The following table presents the reconciliation of total segment income to consolidated net income for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Building Supply	$598,000	$1,056,000
Disposable Protective Apparel	1,671,000	936,000
Total segment income	2,269,000	1,992,000

Unallocated corporate overhead expenses	1,384,000	1,220,000
Provision for income taxes	183,000	159,000
Consolidated net income	$702,000	$613,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the net property and equipment, goodwill and definite-lived intangible assets (“total assets”) by segment as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Building Supply	$5,480,000	$5,617,000
Disposable Protective Apparel	1,421,000	1,451,000
Total segment assets	6,901,000	7,068,000

Unallocated corporate assets	1,254,000	1,221,000
Total consolidated assets	$8,155,000	$8,289,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net sales by geographic region
United States	$14,443,000	$13,647,000
International	142,000	175,000

Consolidated net sales	$14,585,000	$13,822,000

Net sales by geographic region are based on the countries in which our customers are located. For the three months ended March 31, 2026 and 2025, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Long-lived assets by geographic region
United States	$6,846,000	$6,953,000
International	1,309,000	1,281,000

Consolidated total long-lived assets	$8,155,000	$8,234,000

12.	Related Party Transactions

As of March 31, 2026, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of March 31, 2026, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of March 31, 2026, the Company had operating lease right-of-use assets of $7,530,000 and operating lease liabilities of $7,644,000. As of March 31, 2026, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $381,000 during the three months ended March 31, 2026.

The aggregate future minimum lease payments and reconciliation to total lease liabilities as of March 31, 2026 were as follows:

March 31,
2026
Remaining nine months of 2026	$1,101,000
2027	1,459,000
2028	1,489,000
2029	1,520,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	10,425,000
Less imputed interest	(2,781,000)
Total lease liabilities	$7,644,000

As of March 31, 2026, the weighted average remaining lease term of the Company’s operating leases was 9.29 years. During the three months ended March 31, 2026, the weighted average discount rate with respect to these leases was 7.0%.

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

The Company is subject to various litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, the Company will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company’s financial condition and results of operations.

Tariff Matter

In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP develops and implements the refund process. The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments. Accordingly, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain. Any potential recovery of IEEPA tariffs represents a loss recovery. As of March 31, 2026, the Company has not recognized any receivable or loss recovery related to potential refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and the Company cannot conclude that recovery is probable or reasonably estimable as of the date of this quarterly report; however, it is reasonably possible that the potential refunds of IEEPA tariffs could be material.

16.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of March 31, 2026 through the filing date of this Quarterly Report on Form 10-Q that would require recognition or disclosure and has concluded that there are no such subsequent events.

Alpha Pro Tech, Ltd.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements, which appear elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026 (the “2025 Form 10-K”).

Special Note Regarding Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions, including, without limitation, our expected orders, production levels and sales in 2026 and 2027, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may make additional forward-looking statements from time to time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. All forward-looking statements, whether written or oral and whether made by us or on our behalf, are expressly qualified by this special note.

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

Alpha Pro Tech, Ltd.

The foregoing list of risks is not exhaustive. For a more detailed discussion of the risk factors associated with our business, see the risks described in Part I, Item IA, “Risk Factors,” in the 2025 Form 10-K. These and many other factors could affect the Company’s future operating results and financial condition and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the periods reported. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. The application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information. Our significant accounting policies and estimates are more fully described in Note 2 – “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements in Item 8 of the 2025 Form 10-K. Since December 31, 2025, there have been no material changes to our critical accounting policies and estimates as described in the 2025 Form 10-K.

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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy have introduced uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements and actions related to tariff increases and other trade restrictions on imports into the U.S. Changes in tariffs, quotas, embargoes, or other trade barriers affecting countries from which we source supplies, or our global network of third-party suppliers, could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries could further disrupt our operations or reduce our competitiveness in international markets. We continue to monitor these evolving tariffs and trade restrictions. If new tariffs or trade restrictions are imposed, we may need to adjust pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect our revenue, gross margins, and overall financial performance.

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the President lacks authority under the International Emergency Economic Powers Act (IEEPA) to impose tariffs. The Company paid tariffs in 2025 under IEEPA and has filed for refunds of these tariffs, but the ultimate receipt and timing of such refunds remain subject to review by U.S. Customs and Border Protection (CBP). There is no guarantee the Company will receive a refund.

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Gross profit	37.8%	39.0%
Selling, general and administrative expenses	32.1%	34.0%
Income from operations	4.0%	3.3%
Income before provision for income taxes	6.1%	5.6%
Net income	4.8%	4.4%

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Sales. Consolidated sales for the three months ended March 31, 2026, increased to $14,585,000, from $13,822,000 for the three months ended March 31, 2025, representing an increase of $763,000, or 5.5%. This increase consisted of increased sales in the Disposable Protective Apparel segment of $1,276,000, partially offset by decreased sales in the Building Supply segment of $513,000.

BUILDING SUPPLY SEGMENT

Building Supply segment sales for the three months ended March 31, 2026, decreased by $513,000, or 6.1%, to $7,859,000 compared to $8,372,000 for the three months ended March 31, 2025.

The Building Supply segment sales decrease during the three months ended March 31, 2026, was primarily due to a 27.4% decrease in sales of synthetic roof underlayment, partially offset by a 13.1% increase in sales of housewrap and a 32.0% increase in sales of other woven material as compared to the same period of 2025.

The sales mix of the Building Supply segment for the three months ended March 31, 2026, was approximately 37% for synthetic roof underlayment, 53% for housewrap and 10% for other woven material. This compared to approximately 48% for synthetic roof underlayment, 45% for housewrap and 7% for other woven material for the three months ended March 31, 2025. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

Alpha Pro Tech, Ltd.

Challenges in the housing market continued during the first quarter of 2026, as single-family housing starts declined compared to the corresponding period in 2025. According to the U.S. Census Bureau, single-family housing starts decreased by 5.5% for the quarter. Housing starts for January and February 2026 declined by 14.0% compared to the same period in 2025; however, housing activity increased in March 2026, partially mitigating the overall quarterly decline.

In the first quarter of 2026, our housewrap sales increased by 13.1%, significantly outperforming the broader market and reflecting market share gains. Management expects continued growth in the housewrap category over the coming year, particularly if broader economic and housing market uncertainty eases. Our synthetic roof underlayment sales declined in the first quarter of 2026, and the Asphalt Roofing Manufacturers Association (“ARMA”) reported a 9.9% decline in industry shipments compared to the first quarter of 2025 as well. We are pursuing opportunities to expand our product portfolio within the roofing market by identifying and developing additional complementary product offerings that align with customer needs, enhance our competitive position, and support long-term growth.

Sales of other woven material sales increased by $215,000, or 32.0%, for the three months ended March 31, 2026 compared to the same period of 2025, primarily due to increased sales to our largest customer for this product line. The Company continues to pursue new opportunities for other woven material.

Single-family housing starts in the U.S. have remained constrained by affordability pressures, macroeconomic uncertainty, and more recently by geopolitical volatility. Elevated mortgage rates and persistently high home prices relative to income have reduced affordability and softened demand, while tighter lending standards have further limited activity. Geopolitical tensions have also contributed to input cost volatility and ongoing supply chain disruptions, increasing construction cost pressures. In combination with elevated land, labor, and material costs, these factors have led builders to moderate new construction activity, resulting in continued softness in single-family housing starts.

The building industry outlook for 2026 remains mixed, with expectations for gradual improvement in the latter part of the year. Management remains focused on developing and producing industry-leading products and anticipates growth in the Building Supply segment; however, uncertainty related to the factors described above could adversely impact results.

DISPOSABLE PROTECTIVE APPAREL SEGMENT

Sales for the Disposable Protective Apparel segment for the three months ended March 31, 2026, increased by $1,276,000, or 23.4%, to $6,726,000, compared to $5,450,000 for the same period of 2025. This segment sales increase was due to a 23.8% increase in sales of disposable protective garments, a 28.8% increase in sales of face masks and an 8.0% increase in sales of face shields.

The sales mix of the Disposable Protective Apparel segment for the three months ended March 31, 2026 was approximately 91% for disposable protective garments, 6% for face masks and 3% for face shields. This sales mix is compared to approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields for the three months ended March 31, 2025.

Sales of disposable protective garments, which comprised 91% of the segment sales, were up by $1,172,000 or 23.8% in the first quarter of 2026. The sales increase was primarily due to improved sales to our largest international channel partner. A considerable portion of the increase was attributable to higher selling prices, primarily driven by the impact of U.S. tariffs. Sales of shoe covers, coveralls, lab coats, frocks, gowns and caps all grew in the first quarter of 2026 compared to the same period of 2025.

Sales of our face mask and face shield products in the first quarter of 2026, which comprise the remaining 9% of the segment sales, were up 28.8% and 8.0%, respectively and for the most part did not benefit from tariff related price increases. We will continue to pursue initiatives aimed at increasing sales of our face mask and face shield products, including the implementation of targeted promotions and strategic pricing incentives.

Alpha Pro Tech, Ltd.

Gross Profit. Gross profit increased by $124,000, or 2.3%, to $5,516,000 for the three months ended March 31, 2026, from $5,392,000 for the three months ended March 31, 2025. The gross profit margin was 37.8% for the three months ended March 31, 2026, compared to 39.0% for the three months ended March 31, 2025.

The decrease in gross profit margin was primarily driven by U.S. tariffs, implemented under the International Emergency Economic Powers Act (“IEEPA”), in early 2025. During 2025, the Company experienced three tariff increases on most products as a result of U.S. trade policy actions and reciprocal tariffs. We implemented price increases in mid-2025 as well as later in the year to partially offset the impact of these tariff increases; however higher tariffed inventory on hand continued to negatively impact gross margin in the first quarter of 2026.  We expect gross margin improvement after higher-cost tariffed inventory flows through the system.These IEEPA tariffs were subsequently rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize such tariffs. On the same date, the U.S. government announced plans to implement a new 15% tariff under Section 122 of the Trade Act of 1974. Although announced at 15%, the tariff is currently at 10%.

We have filed claims with U.S. Customs and Border Protection (CBP) seeking refunds of all the IEEPA tariffs. CBP officially launched the refund system on April 20, 2026. The ultimate receipt and timing of such refunds remain subject to review by CBP and other administrative processes. Any approved refunds are expected to be received in cash and would favorably impact the statement of income.

In addition, beginning in the latter part of the first quarter of 2026, the Company has experienced increased costs associated with global geopolitical instability, including related to the ongoing U.S.-Iran conflict. These conditions have contributed to higher energy, transportation and supply chain costs, as well as volatility in raw material costs, particularly petroleum-based inputs. Many of our products are made from a petroleum-based resin, which has seen significant price increases since the start of the conflict.

We will continue to monitor developments in U.S. trade policy and global geopolitical conditions. Changes in tariffs, energy markets, or international conflicts, including developments related to the U.S.-Iran conflict, may impact our supply chain, cost structure and profitability.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $8,000, or 0.2%, to $4,686,000 for the three months ended March 31, 2026, from $4,694,000 for the three months ended March 31, 2025. As a percentage of net sales, selling, general and administrative expenses decreased to 32.1% for the three months ended March 31, 2026, from 34.0% for the same period of 2025.

The change in expenses by segment for the three months ended March 31, 2026, was as follows: Building Supply expenses were down by $169,000, or 9.0%; Disposable Protective Apparel expenses were up by $14,000, or 1.0%; and corporate unallocated expenses were up by $147,000, or 10.8%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation and trade show expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased commission and professional fees, partially offset by lower travel and factory expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation and general office expenses.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $47,000 was accrued for the three months ended March 31, 2026, compared to $41,000 for the three months ended March 31, 2025.

Depreciation and Amortization. Depreciation and amortization expense increased by $7,000, or 2.9%, to $250,000 for the three months ended March 31, 2026, from $243,000 for the three months ended March 31, 2025. The increase was primarily due to an increase in depreciation in the Disposable Protective Apparel segment.

Income from Operations. Income from operations increased by $125,000, or 27.5%, to $580,000 for the three months ended March 31, 2026, compared to $455,000 for the three months ended March 31, 2025. The increased income from operations was primarily due to an increase in gross profit of $124,000 and a decrease in selling, general and administrative expenses of $8,000, partially offset by an increase in depreciation and amortization expenses of $7,000. Income from operations as a percentage of net sales for the three months ended March 31, 2026, was 4.0%, compared to 3.3% for the same period of 2025.

Alpha Pro Tech, Ltd.

Other Income. Other income decreased by $12,000 to income of $305,000 for the three months ended March 31, 2026, compared to $317,000 for the same period of 2025. The decrease was primarily due to a decrease in interest income of $26,000, partially offset by an increase in equity in income of unconsolidated affiliate of $14,000.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2026, was $885,000, compared to income before provision for income taxes of $772,000 for the same period of 2025, representing an increase of $113,000, or 14.6%. This increase in income before provision for income taxes was due to an increase in income from operations of $125,000, partially offset by a decrease in other income of $12,000.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2026, was $183,000, compared to $159,000 for the same period of 2025. The estimated effective tax rate was 20.7% for the three months ended March 31, 2026, compared to 20.6% for the three months ended March 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.

Net Income. Net income for the three months ended March 31, 2026, was $702,000 compared to net income of $613,000 for the same period of 2025, representing an increase of $89,000, or 14.5%. The net income increase was primarily due to an increase in income from operations of $125,000, partially offset by a decrease in other income of $12,000 and an increase in provision for income taxes of $24,000. Net income as a percentage of net sales was 4.8% for the three months ended March 31, 2026, compared to 4.4% for the same period of 2025. Basic earnings per common share for the three months ended March 31, 2026 and 2025, were $0.07 and $0.06, respectively. Diluted earnings per common share for the three months ended March 31, 2026 and 2025, were $0.07 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company had cash and cash equivalents (“cash”) of $16,883,000 and working capital of $49,275,000. As of March 31, 2026, the Company’s current ratio (current assets/current liabilities) was 20:1, compared to a current ratio of 13:1 as of December 31, 2025. Cash decreased by 0.6%, or $105,000, to $16,883,000 as of March 31, 2026, compared to $16,988,000 as of December 31, 2025, and working capital increased by $813,000, to $49,275,000 from $48,462,000 as of December 31, 2025. The decrease in cash from December 31, 2025, was due to cash used in investing activities of $117,000, partially offset by cash provided by operating activities of $12,000.

Net cash provided by operating activities of $12,000 for the three months ended March 31, 2026 was due to net income of $702,000, as adjusted primarily by the following: stock-based compensation expense of $132,000, depreciation and amortization expense of $250,000, equity in income of unconsolidated affiliate of $155,000, operating lease asset amortization of $245,000, an increase in accounts receivable of $1,197,000, a decrease in prepaid expenses of $165,000, a decrease in inventory of $1,553,000, a decrease in accounts payable and accrued liabilities of $1,445,000, and a decrease in lease liabilities of $238,000, all compared to December 31, 2025.

Accounts receivable increased by $1,197,000, or 14.7%, to $9,335,000 as of March 31, 2026, from $8,138,000 as of December 31, 2025. The increase in accounts receivable was primarily related to increased sales in the first quarter of 2026 compared to the fourth quarter of 2025. The number of days that sales remained outstanding as of March 31, 2026, calculated by using an average of accounts receivable outstanding and annual revenue, was 55 days, compared to 40 days as of December 31, 2025.

Inventory decreased by $1,553,000, or 6.6%, to $22,045,000 as of March 31, 2026, from $23,598,000 as of December 31, 2025. The decrease was due to a decrease in inventory for the Building Supply segment of $1,450,000, or 11.3%, to $11,379,000 and a decrease in inventory for the Disposable Protective Apparel segment of $103,000, or 1.0%, to $10,666,000. We purchased less inventory due to the high tariff rate.

Alpha Pro Tech, Ltd.

Prepaid expenses decreased by $165,000, or 4.3%, to $3,631,000 as of March 31, 2026, from $3,796,000 as of December 31, 2025. The decrease was primarily due to decreased prepayments for inventory and prepaid tax payments.

Right-of-use assets as of March 31, 2026, decreased by $245,000 to $7,530,000 from $7,775,000 as of December 31, 2025, as a result of amortization of the right-of-use assets.

Lease liabilities as of March 31, 2026, decreased by $238,000 to $7,644,000 from $7,882,000 as of December 31, 2025. The decrease in the lease liabilities was the result of lease payments made during the period.

Accounts payable and accrued liabilities as of March 31, 2026 decreased by $1,445,000, or 46.7%, to $1,648,000, from $3,093,000 as of December 31, 2025. The decrease was primarily due to decreases in trade payables and accrued bonuses.

Net cash used in investing activities was $117,000 for the three months ended March 31, 2026, compared to net cash used in investing activities of $135,000 for the three months ended March 31, 2025. Investing activities for the three months ended March 31, 2026 and 2025 consisted of the purchase of property and equipment.

Net cash used in financing activities was $0 for the three months ended March 31, 2026, compared to net cash used in financing activities of $1,190,000 for the same period of 2025. Net cash used in financing activities for the three months ended March 31, 2025, resulted from the payment of $1,178,000 for the repurchase of common stock and $12,000 for treasury stock excise tax.

As of March 31, 2026, we had $1,397,000 available for stock purchases under our stock repurchase program. During the three months ended March 31, 2026, we did not repurchase any shares of common stock. As of March 31, 2026, we had repurchased a total of 21,927,940 shares of common stock at a cost of approximately $58,123,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfer of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606 (Revenue from Contracts with Customers). The amendment is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendment in this update should be applied on a prospective basis. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and related disclosures.

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

Alpha Pro Tech, Ltd.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, the Company will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company’s financial condition and results of operations.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K. Other than the risk factor set forth below, there have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

Trade policies and disputes have resulted in increased tariffs, trade barriers, and other protectionist measures, which have caused and will continue to cause increases in our manufacturing costs, may make our products less competitive, may reduce demand for our products, may limit our ability to sell to certain customers, have disrupted and may continue to disrupt our ability to procure components or raw materials, and may impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets. The U.S. has increased tariffs on imported products and in response to these tariffs, some trading partners have instituted retaliatory tariffs, which could impact our products. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility and currency exchange rate fluctuations. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2026	-	$0.00	0	$1,397,000
February 1 - 28, 2026	-	0.00	0	1,397,000
March 1 - 31, 2026	-	0.00	0	1,397,000
	-	0.00	0

(1)

No shares were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock, including the most recent expansion of $2,000,000 approved by the Board of Directors on June 27, 2025. As of March 31, 2026, $1,397,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	May 7, 2026	BY:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	May 7, 2026	BY:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer