Form 10-Q
period 2026-06-30
ALPHA PRO TECH LTD
filed 2026-08-07
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 3, 2026
Common Stock, $0.01 par value	10,206,218 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$18,901,000	$16,988,000
Accounts receivable, net	9,500,000	6,936,000
Accounts receivable, related party	1,635,000	1,202,000
Inventories, net	18,650,000	23,598,000
Prepaid expenses	5,508,000	3,796,000
Total current assets	54,194,000	52,520,000

Property and equipment, net	7,975,000	8,234,000
Goodwill	55,000	55,000
Right-of-use assets	7,504,000	7,775,000
Equity investment in unconsolidated affiliate	5,620,000	5,548,000
Total assets	$75,348,000	$74,132,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,234,000	$2,005,000
Accrued liabilities	894,000	1,088,000
Lease liabilities	1,052,000	965,000
Total current liabilities	3,180,000	4,058,000

Lease liabilities, net of current portion	6,569,000	6,917,000
Deferred income tax liabilities, net	679,000	679,000
Total liabilities	10,428,000	11,654,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,120,851 and 10,131,565 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	101,000	101,000
Additional paid-in capital	16,099,000	15,828,000
Retained earnings	50,959,000	48,496,000
Accumulated other comprehensive loss	(2,239,000)	(1,947,000)
Total shareholders' equity	64,920,000	62,478,000
Total liabilities and shareholders' equity	$75,348,000	$74,132,000

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$18,674,000	$16,672,000	$33,259,000	$30,494,000

Cost of goods sold, excluding depreciation and amortization	11,696,000	10,541,000	20,765,000	18,971,000
Gross profit	6,978,000	6,131,000	12,494,000	11,523,000

Operating expenses:
Selling, general and administrative	4,698,000	4,556,000	9,384,000	9,250,000
Depreciation and amortization	268,000	240,000	518,000	483,000
Total operating expenses	4,966,000	4,796,000	9,902,000	9,733,000

Income from operations	2,012,000	1,335,000	2,592,000	1,790,000

Other income:
Equity in income of unconsolidated affiliate	209,000	137,000	364,000	278,000
Interest income, net	163,000	139,000	313,000	315,000
Total other income	372,000	276,000	677,000	593,000

Income before provision for income taxes	2,384,000	1,611,000	3,269,000	2,383,000

Provision for income taxes	558,000	367,000	741,000	526,000

Net income	$1,826,000	$1,244,000	$2,528,000	$1,857,000

Basic earnings per common share	$0.18	$0.12	$0.25	$0.18

Diluted earnings per common share	$0.18	$0.12	$0.24	$0.18

Basic weighted average common shares outstanding	10,120,766	10,501,865	10,126,136	10,407,287

Diluted weighted average common shares outstanding	10,347,645	10,611,052	10,339,386	10,517,652

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$1,826,000	$1,244,000	$2,528,000	$1,857,000
Other comprehensive income - foreign currency translation gain (loss)	7,000	(22,000)	(292,000)	(87,000)
Comprehensive income	$1,833,000	$1,222,000	$2,236,000	$1,770,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2026					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	10,131,565	$101,000	$15,828,000	$48,496,000	$(1,947,000)	$62,478,000
Net income	-	-	-	702,000	-	702,000
Stock-based compensation expense	-	-	132,000	-	-	132,000
Other comprehensive loss	-	-	-	-	(299,000)	(299,000)
Balance as of March 31, 2026	10,131,565	101,000	15,960,000	49,198,000	(2,246,000)	63,013,000
Net income	-	-	-	1,826,000	-	1,826,000
Common stock repurchased and retired	(21,800)	-	(34,000)	(65,000)	-	(99,000)
Stock-based compensation expense	-	-	127,000	-	-	127,000
Options exercised	11,086	-	46,000	-	-	46,000
Other comprehensive income	-	-	-	-	7,000	7,000
Balance as of June 30, 2026	10,120,851	$101,000	$16,099,000	$50,959,000	$(2,239,000)	$64,920,000

For the Six Months Ended June 30, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	106,000	16,157,000	47,029,000	(1,564,000)	61,728,000

Net income	-	-	-	1,244,000	-	1,244,000
Common stock repurchased and retired	(181,100)	(2,000)	(277,000)	(551,000)	-	(830,000)
Treasury stock excise tax	-	-	(8,000)	-	-	(8,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(22,000)	(22,000)
Balance as of June 30, 2025	10,414,365	$104,000	$16,008,000	$47,722,000	$(1,586,000)	$62,248,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$2,528,000	$1,857,000
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	259,000	272,000
Depreciation and amortization	518,000	483,000
Equity in income of unconsolidated affiliate	(364,000)	(278,000)
Amortization of right-of-use assets	494,000	462,000
Changes in operating assets and liabilities:
Accounts receivable, net	(2,564,000)	(4,671,000)
Accounts receivable, related party	(433,000)	(215,000)
Inventories, net	4,948,000	372,000
Prepaid expenses	(1,712,000)	438,000
Accounts payable and accrued liabilities	(965,000)	(156,000)
Lease liabilities	(484,000)	(435,000)

Net cash and cash equivalents provided by (used in) operating activities	2,225,000	(1,871,000)

Cash Flows From Investing Activities:
Purchases of property and equipment	(259,000)	(273,000)
Net cash and cash equivalents used in investing activities	(259,000)	(273,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	46,000	-
Repurchase of common stock	(99,000)	(2,008,000)
Treasury stock excise tax	-	(20,000)

Net cash and cash equivalents used in financing activities	(53,000)	(2,028,000)

Increase (decrease) in cash and cash equivalents	1,913,000	(4,172,000)

Cash and cash equivalents, beginning of the period	16,988,000	18,636,000

Cash and cash equivalents, end of the period	$18,901,000	$14,464,000

Supplemental disclosure of non-cash transactions:
Net non-cash changes to operating leases	$223,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on March 11, 2026. The results of operations for the three and six months ended June 30, 2026, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was prepared using information from the audited consolidated balance sheet contained in the 2025 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation: transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of June 30, 2026, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholders’ Equity

Repurchase Program

During the three months ended June 30, 2026, the Company repurchased and retired 21,800 shares of its common stock for $99,000. During the three months ended June 30, 2025, the Company repurchased and retired 181,100 shares of its common stock for $830,000. During the six months ended June 30, 2026, the Company repurchased and retired 21,800 shares of its common stock for $99,000. During the six months ended June 30, 2025, the Company repurchased and retired 402,513 shares of its common stock for $2,008,000. As of June 30, 2026, the Company had $1,298,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Option Activity

The Company previously granted stock options to eligible individuals under the 2004 Stock Option Plan (the “ 2004 Option Plan ”).  Grants made under the 2004 Option Plan were intended to recognize the contributions made to the Company by key employees, provide key employees with additional incentive to devote themselves to the future success of the Company and improve the ability of the Company to attract, retain and motivate individuals.  Grants made under the 2004 Option Plan also were intended as an incentive to certain members of the Board of Directors of the Company to continue to serve on the Board of Directors and to devote themselves to the future success of the Company. The 2004 Option Plan provided for a total of 5,000,000 common shares eligible for issuance. Under the 2004 Option Plan, approximately 5,009,750 options (taking into account cancelled, forfeited and expired options that were added back to the plan reserve) had been granted as of December 31, 2020.  Under the 2004 Option Plan, option grants had a three-year vesting period and, since 2005, expired no later than the fifth anniversary from the date of grant. The exercise price of the options was determined based on the fair market value of the stock on the date of grant.

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units (“RSU”), performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock were reserved for issuance under the 2020 Incentive Plan, plus the number of shares underlying any award granted under the 2004 Option Plan that expires, terminates or is cancelled or forfeited under the terms of the 2004 Option Plan. As a result of the approval of the 2020 Incentive Plan, no future equity awards will be made pursuant to the 2004 Option Plan. Although no new awards may be granted under the 2004 Option Plan, all previously granted awards will continue to be governed by the terms of the 2004 Option Plan.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes restricted stock unit (“RSU”) awards activity for the six months ended June 30, 2026:

		Weighted Average
		Grant Date Price
	Shares	RSU Awards

Outstanding, December 31, 2025	259,330	$4.34
Granted to employees and non-employee directors	12,425	4.60
Canceled/expired/forfeited	(15,000)	4.23
Vested	(9,870)	5.79
Outstanding, June 30, 2026	246,885	4.06

During the six months ended June 30, 2026 and 2025, 12,425 and 9,870 RSU awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $236,000 and $243,000 in stock-based compensation expense associated with outstanding RSU awards for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $128,000 of total unrecognized compensation cost related to the RSU awards was expected to be recognized over a weighted average remainder period of 0.31 years.

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

The following table summarizes stock option activity for the six months ended June 30, 2026:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2025	61,100	$4.17
Exercised	(11,086)	4.12
Options outstanding, June 30, 2026	50,014	4.18
Options exercisable, June 30, 2026	34,546	4.16

The Company recognized $23,000 and $29,000 in stock-based compensation expense associated with the outstanding stock option awards for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $11,000 of total unrecognized compensation expense related to the stock options was expected to be recognized over a weighted average remainder period of 0.25 years.

4.	Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfers of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASU Topic 606 (Revenue from Contracts with Customers). The amendment is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendment in this update should be applied on a prospective basis. The Company adopted this ASU effective January 1, 2026. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventories

As of June 30, 2026 and December 31, 2025, inventories net of reserves consisted of the following:

	June 30,	December 31,
	2026	2025

Raw materials	$8,577,000	$9,454,000
Work in process	2,450,000	4,468,000
Finished goods	7,623,000	9,676,000
	$18,650,000	$23,598,000

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

The capital from the initial funding and a bank loan, which is guaranteed exclusively by the individual shareholders of Maple Industries and associates and collateralized by the assets of Harmony, was utilized to purchase the original manufacturing facility in India. Harmony currently has four facilities in India (three owned and one rented), consisting of: (1) a 139,000 square foot building for manufacturing building products; (2) a 121,000 square foot building for manufacturing coated material and sewing proprietary disposable protective apparel; (3) a 23,000 square foot facility for sewing proprietary disposable protective apparel; and (4) a 159,000 square foot facility (rented) for manufacturing Building Supply segment products. All additions have been financed by Harmony with no guarantees from the Company.

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of June 30, 2026, or December 31, 2025. Under the equity method, since the Company’s reporting currency is different from Harmony’s reporting currency, the Company is required to translate our proportionate share of equity for the effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of accumulated other comprehensive loss (“AOCL”).

For the three months ended June 30, 2026 and 2025, the Company purchased $374,000 and $5,159,000 of inventories, respectively, from Harmony. For the six months ended June 30, 2026 and 2025, the Company purchased $3,468,000 and $9,914,000 of inventories, respectively, from Harmony. For the three months ended June 30, 2026 and 2025, the Company sold $203,000 and $415,000 of inventories, respectively, to Harmony. For the six months ended June 30, 2026 and 2025, the Company sold $437,000 and $415,000 of inventories, respectively, to Harmony. For the three months ended June 30, 2026 and 2025, the Company recorded equity in income of unconsolidated affiliate of $209,000 and $137,000, respectively, related to Harmony. For the six months ended June 30, 2026 and 2025, the Company recorded equity in income of unconsolidated affiliate of $364,000 and $278,000, respectively, related to Harmony.

As of June 30, 2026, the Company’s investment in Harmony was $5,620,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,428,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $2,239,000 in AOCL on foreign currency translations.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Accrued Liabilities

As of June 30, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025

Payroll expenses and taxes payable	$258,000	$269,000
Commissions and bonuses payable and general accrued liabilities	636,000	819,000
Total accrued liabilities	$894,000	$1,088,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (numerator)	$1,826,000	$1,244,000	$2,528,000	$1,857,000

Shares (denominator):
Basic weighted average common shares outstanding	10,120,766	10,501,865	10,126,136	10,407,287
Add: dilutive effect of common stock options	226,879	109,187	213,250	110,365

Diluted weighted average common shares outstanding	10,347,645	10,611,052	10,339,386	10,517,652

Earnings per common share:
Basic	$0.18	$0.12	$0.25	$0.18

Diluted	$0.18	$0.12	$0.24	$0.18

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $2,239,000 and $1,947,000 as of June 30, 2026 and December 31, 2025, respectively.

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

The following provides segment information as described below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$11,692,000	$6,982,000	$19,551,000	$13,708,000
Less:
Cost of goods sold	7,759,000	3,937,000	13,221,000	7,544,000
Selling, general and administrative	1,738,000	1,351,000	3,447,000	2,811,000
Depreciation and amortization	189,000	61,000	378,000	104,000
Other income	(133,000)	(75,000)	(233,000)	(130,000)
Segment net income	$2,139,000	$1,708,000	$2,738,000	$3,379,000

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$11,084,000	$5,588,000	$19,456,000	$11,038,000
Less:
Cost of goods sold	7,162,000	3,379,000	12,530,000	6,441,000
Selling, general and administrative	1,748,000	1,301,000	3,626,000	2,749,000
Depreciation and amortization	187,000	28,000	376,000	54,000
Other income	(117,000)	(20,000)	(236,000)	(42,000)
Segment net income	$2,104,000	$900,000	$3,160,000	$1,836,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents net sales for each segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Building Supply	$11,692,000	$11,084,000	$19,551,000	$19,456,000
Disposable Protective Apparel	6,982,000	5,588,000	13,708,000	11,038,000
Consolidated net sales	$18,674,000	$16,672,000	$33,259,000	$30,494,000

The following table presents the reconciliation of total segment income to consolidated net income for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Building Supply	$2,139,000	$2,104,000	$2,738,000	$3,160,000
Disposable Protective Apparel	1,708,000	900,000	3,379,000	1,836,000
Total segment income	3,847,000	3,004,000	6,117,000	4,996,000

Unallocated corporate overhead expenses	1,463,000	1,393,000	2,848,000	2,613,000
Provision for income taxes	558,000	367,000	741,000	526,000
Consolidated net income	$1,826,000	$1,244,000	$2,528,000	$1,857,000

The following table presents the net property and equipment, goodwill and definite-lived intangible assets (“total assets”) by segment as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Building Supply	$5,374,000	$5,617,000
Disposable Protective Apparel	1,365,000	1,451,000
Total segment assets	6,739,000	7,068,000

Unallocated corporate assets	1,291,000	1,221,000
Total consolidated assets	$8,030,000	$8,289,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales by geographic region
United States	$18,472,000	$16,470,000	$32,916,000	$30,116,000
International	202,000	202,000	343,000	378,000

Consolidated net sales	$18,674,000	$16,672,000	$33,259,000	$30,494,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and six months ended June 30, 2026 and 2025, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Long-lived assets by geographic region
United States	$6,635,000	$6,953,000
International	1,340,000	1,281,000

Consolidated total long-lived assets	$7,975,000	$8,234,000

12.	Related Party Transactions

As of June 30, 2026, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of June 30, 2026, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of June 30, 2026, the Company had operating lease right-of-use assets of $7,504,000 and operating lease liabilities of $7,621,000. As of June 30, 2026, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $762,000 during the six months ended June 30, 2026.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The aggregate future minimum lease payments and reconciliation to total lease liabilities as of June 30, 2026 were as follows:

June 30,
2026
Remaining six months of 2026	$756,000
2027	1,534,000
2028	1,563,000
2029	1,569,000
2030	644,000
Thereafter	4,212,000
Total future minimum lease payments	10,278,000
Less imputed interest	(2,657,000)
Total lease liabilities	$7,621,000

As of June 30, 2026, the weighted average remaining lease term of the Company’s operating leases was 9.01 years. During the six months ended June 30, 2026, the weighted average discount rate with respect to these leases was 7.0%.

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

The Company is subject to income tax examinations in various jurisdictions with respect to fiscal years after 2022. The timing and potential resolution of income tax examinations is highly uncertain and when, and if, the Company is subject to a tax examination it is reasonably possible that a taxing authority may interpret certain tax laws differently resulting in additional taxes due from the Company.

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

Tariff Matter

In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP develops and implements the refund process. The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As previously disclosed, tariffs imposed under the IEEPA on goods imported into the United States remain subject to ongoing litigation, including appeals of the applicable court rulings, as well as related regulatory and administrative actions. During the six months ended June 30, 2026, the Company received refunds representing a portion of the IEEPA tariffs previously paid. The Company continues to seek recovery of additional IEEPA tariffs; however, the ultimate amount, timing, and final resolution of any additional refunds remain uncertain pending the outcome of the ongoing litigation and related administrative processes.

The Company has elected to use a gain contingency model to account for recoveries of previously paid IEEPA tariffs, in accordance with ASC 450-30 "Gain Contingencies". Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. As of June 30, 2026, the Company has recognized only those refunds received as of the balance sheet date. Tariff recoveries are reflected as a reduction of cost of goods sold for inventory that has already been sold. Subsequent to June 30, 2026, the Company received refunds for IEEPA tariffs previously paid totaling approximately $3.2 million, including an immaterial amount of interest. As of June 30, 2026 these amounts were not deemed to be realized or realizable and, accordingly, these amounts were not recognized in the condensed consolidated financial statements for the period ending June 30, 2026. As of June 30, 2026, the impact to the Company of these subsequently received IEEPA tariff refunds remains uncertain due to uncertainty around customer and vendor refunds, rebates, as well as the final resolution of pending litigation and appeals.

During the quarter ended June 30, 2026, the Company reassessed the appropriate accounting model for its tariff refund claims. Based on further analysis of the applicable accounting guidance and the nature of the claims, management concluded that the claims represent gain contingencies subject to ASC 450-30. (As previously disclosed in the Company's March 31, 2026 interim financial information, no tariff amounts were recorded as of March 31, 2026.)

16.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of June 30, 2026 through the filing date of this Quarterly Report on Form 10-Q. Subsequent to June 30, 2026, the Company received approximately $3.2 million in refunds from U.S. Customs and Border Protection related to previously paid IEEPA tariffs. This is in addition to the approximately $300,000 in refunds the Company received (and recorded) during the second quarter of 2026.

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

●	Tariff policies, ongoing trade disputes and related litigation, including related to tariff refunds could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations and cash flows.
●	Our industry is highly competitive, which may negatively affect our ability to grow our customer base and generate sales.
●	The Company’s results are affected by competitive conditions and customer preferences.
●	Environmental laws and regulations may subject us to significant liabilities.
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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy continue to introduce uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements and actions related to tariff increases and other trade restrictions on imports into the United States. Changes in tariffs, quotas, embargoes, or other trade barriers affecting countries from which the Company sources products, or affecting its global network of third-party suppliers, could impact the Company's supply chain and cost structure. In addition, retaliatory measures by affected countries could further disrupt operations or reduce our competitiveness in international markets. The Company continues to monitor evolving trade policies and tariff developments. Future changes in tariffs or other trade restrictions could require the Company to adjust pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect revenue, gross margins, and results of operations.

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the President lacked authority under the International Emergency Economic Powers Act ("IEEPA") to impose certain tariffs. During the three months ended June 30, 2026, the Company recognized a recovery of approximately $300,000 of previously paid IEEPA tariffs under the gain contingency model. The related refunds, including applicable statutory interest, were received from U.S. Customs and Border Protection (the “CBP”) during June 2026. The U.S. government has appealed the court's decision, and the litigation remains ongoing. The Company will continue to monitor developments related to the litigation and U.S. trade policy.

Subsequent to June 30, 2026, the Company received approximately $3.2 million in refunds from the CBP related to previously paid IEEPA tariffs. This is in addition to the approximately $300,000 in refunds received (and recorded) during the second quarter of 2026. Although approximately $3.2 million of refunds were received after quarter-end and prior to the filing of this Form 10-Q, the IEEPA tariff matters related to the $3.2 million remain subject to ongoing litigation, including pending appeals, and the ultimate resolution of these matters has not been finalized. Given the uncertainty related to the litigation, management concluded that the ultimate collectability of the $3.2 million could not be deemed to be probable as of June 30, 2026. Accordingly, no additional amounts related to the $3.2 million have been recognized in the accompanying condensed consolidated financial statements as of June 30, 2026.

Management reviews and analyzes several key performance measures which are non-GAAP financial measures when shown excluding the impact of the IEEPA tariff refund, including gross profit; selling, general and administrative expense; income from operations; income before provision for taxes; provision for taxes; net income; basic earnings per share; and diluted earnings per share. These measures are reviewed and analyzed in order to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions, including those discussed below. See “Results of Operations” below for further discussion on these key performance measures, which are indicated by an asterisk (*).

The non-GAAP financial measures should be considered along with the most directly comparable U.S. GAAP financial measures. Definitions of these non-GAAP financial measures, a discussion of why we believe they are useful to management and investors as well as certain of their limitations, and reconciliations to their most directly comparable U.S. GAAP financial measures are provided below under “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.4%	36.8%	37.6%	37.8%
Selling, general and administrative expenses	25.2%	27.3%	28.2%	30.3%
Income from operations	10.8%	8.0%	7.8%	5.9%
Income before provision for income taxes	12.8%	9.7%	9.8%	7.8%
Net income	9.8%	7.5%	7.6%	6.1%

For the Three and Six months ended June 30, 2026 compared to the Three and Six months ended June 30, 2025

Sales. Consolidated sales for the three months ended June 30, 2026, increased to $18,674,000, from $16,672,000 for the three months ended June 30, 2025, representing an increase of $2,002,000, or 12.0%. This increase consisted of increased sales in the Building Supply segment of $608,000 and increased sales in the Disposable Protective Apparel segment of $1,394,000.

Building Supply segment sales for the three months ended June 30, 2026, increased by $608,000, or 5.5%, to $11,692,000, compared to $11,084,000 for the three months ended June 30, 2025.

The Building Supply segment sales increase during the three months ended June 30, 2026, was primarily due to a 1.2% increase in sales of housewrap, a 3.4% increase in sales of synthetic roof underlayment, a 6.0% increase in sales of other woven material and a 25.0% decrease in rebates as compared to the same period of 2025.

The sales mix of the Building Supply segment for the three months ended June 30, 2026, was approximately 40% for synthetic roof underlayment, 50% for housewrap and 10% for other woven material, which was the same for the three months ended June 30, 2025. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

Alpha Pro Tech, Ltd.

The housing market continued to show weakness in the second quarter of 2026, as single-family housing starts declined by 4.2% compared to the corresponding period in 2025. This decline in the second quarter of 2026 represents an improvement from the decline of 6.5% in the first quarter of 2026. Single-family housing starts in the U.S. remained constrained by mortgage rates, increased land, labor and construction costs, affordability pressures, macroeconomic uncertainty, and geopolitical volatility, which has led builders to moderate new construction activity.

During the second quarter of 2026, we again outperformed the market, as our core building products (housewrap and synthetic roof underlayment) were up by 2.2% compared to the same period of 2025, driven by an increase in both housewrap and synthetic roof underlayment sales. Our synthetic roof underlayment sales increased by 3.4% in the second quarter of 2026 compared to the second quarter of 2025, even though the Asphalt Roofing Manufacturers Association (“ARMA”) reported a 10.0% decline in industry shipments. The Company plans to expand our roofing market product offerings in order to enhance our competitive position and support long-term growth.

The building industry outlook for the remainder of 2026 reflects a soft but generally stable market, rather than a meaningful rebound. A modest increase in single-family housing starts is expected in 2027, assuming economic and financing conditions improve. Management remains focused on developing and producing industry-leading products and anticipates growth in the Building Supply segment; however, uncertainty related to the factors described above could adversely impact results.

Disposable Protective Apparel segment sales for the three months ended June 30, 2026, were $6,982,000, compared to $5,588,000 for the same period in 2025, reflecting an increase of $1,394,000, or 24.9%. The segment experienced strong underlying sales growth during the quarter.

The sales mix of the Disposable Protective Apparel segment for the three months ended June 30, 2026, was approximately 93% for disposable protective garments, 4% for face masks and 3% for face shields. This sales mix is compared to approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields for the three months ended June 30, 2025.

Sales of disposable protective garments, which comprised 93% of the segment sales, increased by $1,458,000 or 29.0% in the second quarter of 2026, compared to the same period in 2025. The sales increase was primarily due to improved sales to our largest international channel partner, as well as national and regional distributors. A considerable portion of the increase was attributable to higher selling prices, primarily driven by the impact of U.S. tariffs. Sales of our face mask and face shield products in the second quarter of 2026, which comprise the remaining 7% of the segment sales, were down by $64,000 compared to the same period in 2025.

Consolidated sales for the six months ended June 30, 2026 were $33,259,000, compared with $30,494,000 for the six months ended June 30, 2025, an increase of $2,765,000, or 9.1%. The increase was attributable to higher sales in both operating segments, consisting of a $95,000 increase in the Building Supply segment and a $2,670,000 increase in the Disposable Protective Apparel segment.

Building Supply segment sales for the six months ended June 30, 2026 increased by $95,000, or 0.5%, to  $19,551,000, compared to $19,456,000 for the six months ended June 30, 2025.

The Building Supply segment sales increase during the six months ended June 30, 2026, was primarily due to a 5.9% increase in sales of housewrap and a 15.1% increase in sales of other woven material and a 13.6% decrease in rebates, partially offset by an 11.3% decrease in sales of synthetic roof underlayment, compared to the same period of 2025.

The sales mix of the Building Supply segment for the six months ended June 30, 2026 was 51% for housewrap, 39% for synthetic roof underlayment and 10% for other woven material. This compared to 48% for housewrap, 43% for synthetic roof underlayment and 9% for other woven material for the six months ended June 30, 2025.

As per the US Census Bureau, single-family housing starts declined by 5.3% year to date compared to the same period in 2025. The Asphalt Roofing Manufacturers Association (“ARMA”) reported a 10.0% decline in industry shipments compared to the year to date in 2025. Management is encouraged by a 5.9% increase in sales of housewrap and sales of synthetic roof underlayment as compared to the decline in the ARMA figures.

Alpha Pro Tech, Ltd.

Sales of other woven material were up 15.1% year to date in 2026 compared to the same period in 2025, primarily due to increased sales to our largest customer for this product line.

Management expects growth in the Building Supply segment, however continued uncertainty in housing starts and the economy in general could negatively affect this segment.

Disposable Protective Apparel segment sales for the six months ended June 30, 2026 increased by $2,670,000, or 24.2%, to $13,708,000, compared to $11,038,000 for the six months ended June 30, 2025.

The increase in segment sales was primarily driven by strong demand across the Company's disposable protective product lines. Compared with the first six months of 2025, sales of disposable protective garments increased by 26.4%, sales of face masks increased by 5.7%, and sales of face shields increased by 0.9%. These increases contributed to the segment's strong underlying year-over-year growth.

The sales mix of the Disposable Protective Apparel segment for the six months ended June 30, 2026, was 92% for disposable protective garments, 5% for face masks and 3% for face shields. This sales mix is compared to 90% for disposable protective garments, 6% for face masks and 4% for face shields for the six months ended June 30, 2025.

Gross Profit. Including the impact of the IEEPA tariff refund, gross profit increased by $847,000, or 13.8%, to $6,978,000 for the three months ended June 30, 2026, from $6,131,000 for the three months ended June 30, 2025. The gross profit margin was 37.4% for the three months ended June 30, 2026, compared to 36.8% for the three months ended June 30, 2025.

The net change in gross profit for the second quarter of 2026 due to the IEEPA tariff refund was $294,000, which comprised of lower cost of goods sold.

Excluding the IEEPA tariff refund, gross profit increased by $553,000, or 9.0%, to $6,684,000 for the three months ended June 30, 2026, from $6,131,000 for the three months ended June 30, 2025. The gross profit margin was 35.8% for the three months ended June 30, 2026, compared to 36.8% for the three months ended June 30, 2025.

Including the impact of the IEEPA tariff refund, gross profit increased by $971,000, or 8.4%, to $12,494,000 for the six months ended June 30, 2026, from $11,523,000 for the six months ended June 30, 2025. The gross profit margin was 37.6% for the six months ended June 30, 2026, compared to 37.8% for the six months ended June 30, 2025.

Excluding the IEEPA tariff refund, gross profit  increased by $677,000, or 5.9%, to $12,200,000 for the six months ended June 30, 2026, from $11,523,000 for the six months ended June 30, 2025. The gross profit margin was 36.7% for the six months ended June 30, 2026, compared to 37.8% for the six months ended June 30, 2025.

The decrease in gross profit margin for the three and six months ended June 30, 2026 compared to the same period of 2025 was driven by IEEPA tariffs ranging from 10% to 50%. IEEPA tariffs were subsequently rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize such tariffs. On the same date, the U.S. Government announced plans to implement a new 15% tariff under Section 122 of the Trade Act of 1974. Although announced at 15%, the tariff as of June 30, 2026 was at 10%. In addition, beginning in the latter part of the first quarter of 2026, the Company has experienced increased costs associated with global geopolitical instability, including related to the ongoing U.S.-Iran conflict. These conditions have contributed to higher energy, transportation and supply chain costs, as well as volatility in raw material costs, particularly petroleum-based inputs. Many of our products are made from petroleum-based resin, which has seen significant price increases since the start of the conflict. In response to these increased costs, we are implementing a price increase in the third quarter of 2026. Management expects gross profit margin to be positively affected in the coming quarters.

We will continue to monitor developments in U.S. trade policy and global geopolitical conditions. Changes in tariffs, energy markets, or international conflicts, including developments related to the U.S.-Iran conflict, may impact our supply chain, cost structure and profitability.

Alpha Pro Tech, Ltd.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $142,000, or 3.1%, to $4,698,000 for the three months ended June 30, 2026, from $4,556,000 for the three months ended June 30, 2025. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% for the three months ended June 30, 2026, from 27.3% for the same period of 2025.  Excluding the IEEPA tariff refund, selling, general and administrative expenses would have been $15,000 lower. The change in expenses by segment for the three months ended June 30, 2026, was as follows: Building Supply expenses were down by $10,000, or 0.6%; Disposable Protective Apparel expenses were up by $50,000, or 3.8%; and corporate unallocated expenses were up by $103,000, or 9.4%.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation and marketing expenses, partially offset by increased sales-related travel expenses and general office expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased insurance expenses. The increase in corporate unallocated expenses was primarily due to increased employee compensation and general office expenses, partially offset by decreased legal fees.

Selling, general and administrative expenses increased by $134,000, or 1.4%, to $9,384,000 for the six months ended June 30, 2026, from $9,250,000 for the six months ended June 30, 2025. As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% for the six months ended June 30, 2026, from 30.3% for the same period of 2025.

The change in expenses by segment for the six months ended June 30, 2025, was as follows: Building Supply expenses were down by $178,000, or 4.9%; Disposable Protective Apparel expenses were up by $63,000, or 2.3%; and corporate unallocated expenses were up by $250,000, or 8.7%. The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation and trade show expenses, partially offset by increased sales-related travel expenses and general office expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased insurance expenses. The increase in corporate unallocated expenses was primarily due to increased employee bonuses, general office expenses partially offset by lower legal fees in the six months ended June 30, 2026 compared to the same period of 2025.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $125,000 was accrued for the three months ended June 30, 2026, compared to $84,000 for the three months ended June 30, 2025. A bonus amount of $172,000 was accrued for the six months ended June 30, 2026, compared to $125,000 for the same period of 2025.

Depreciation and Amortization. Depreciation and amortization expense increased by $28,000, or 11.7%, to $268,000 for the three months ended June 30, 2026, from $240,000 for the three months ended June 30, 2025. Depreciation and amortization expense increased by $35,000, or 7.2%, to $518,000 for the six months ended June 30, 2026, from $483,000 for the six months ended June 30, 2025. The increase was primarily due to an increase in depreciation in the Disposable Protective Apparel segment.

Income from Operations. Including the impact of the IEEPA tariff refund, income from operations increased by $677,000, or 50.7%, to $2,012,000 for the three months ended June 30, 2026, compared to $1,335,000 for the three months ended June 30, 2025. The increased income from operations was primarily due to an increase in gross profit of $847,000, partially offset by an increase in selling, general and administrative expenses of $142,000 and an increase in depreciation and amortization expenses of $28,000. Income from operations as a percentage of net sales for the three months ended June 30, 2026, was 10.8%, compared to 8.0% for the three months ended June 30, 2025.

The net change in income from operations for the second quarter of 2026 due to the IEEPA tariff refund was $279,000.

Excluding the impact of the IEEPA tariff refund, income from operations increased by $398,000, or 29.8%, to $1,733,000* for the three months ended June 30, 2026, compared to $1,335,000 for the three months ended June 30, 2025. The increased income from operations was primarily due to an increase in gross profit of $553,000, partially offset by an increase in selling, general and administrative expenses of $127,000 and an increase in depreciation and amortization expenses of $28,000. Income from operations as a percentage of net sales for the three months ended June 30, 2026, was 9.3%, compared to 8.0% for the three months ended June 30, 2025.

Alpha Pro Tech, Ltd.

Including the impact of the IEEPA tariff refund, income from operations increased by $802,000, or 44.8%, to $2,592,000 for the six months ended June 30, 2026, compared to $1,790,000 for the six months ended June 30, 2025. The increased income from operations was primarily due to an increase in gross profit of $971,000 partially offset by an increase in selling, general and administrative expenses of $134,000 and an increase in depreciation and amortization expenses of $35,000. Income from operations as a percentage of net sales for the six months ended June 30, 2025, was 7.8%, compared to 5.9% for the six months ended June 30, 2025.

Excluding the impact of the IEEPA tariff refund, income from operations increased by $523,000, or 29.2%, to $2,313,000* for the six months ended June 30, 2026, compared to $1,790,000 for the six months ended June 30, 2025.The increased income from operations was primarily due to an increase in gross profit of $677,000, partially offset by an increase in selling, general and administrative expenses of $119,000 and an increase in depreciation and amortization expenses of $35,000. Income from operations as a percentage of net sales for the six months ended June 30, 2026, was 7.0%, compared to 5.9% for the six months ended June 30, 2025.

Other Income. Other income increased by $96,000 to income of $372,000 for the three months ended June 30, 2026, compared to $276,000 for the same period of 2025. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $72,000 and an increase in interest income of $24,000. The increase in interest income was primarily due to interest earned in investments and interest paid by the federal government on our IEEPA tariff refund.

Other income increased by $84,000 to income of $677,000 for the six months ended June 30, 2026, compared to $593,000 for the same period of 2025. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $86,000 and interest paid by the federal government on our IEEPA tariff refund partially offset by a decrease in interest earned on investments.

Income before Provision for Income Taxes. Including the impact of the IEEPA tariff refund, income before provision for income taxes for the three months ended June 30, 2026, was $2,384,000, compared to income before provision for income taxes of $1,611,000 for the same period of 2025, representing an increase of $773,000, or 48.0%. This increase in income before provision for income taxes was due to an increase in income from operations of $677,000 and an increase in other income of $96,000.

The net change in income before provision for income taxes for the second quarter of 2026 due to the IEEPA tariff refund was $294,000.

Excluding the impact of the IEEPA tariff refund, income before provision for income taxes for the three months ended June 30, 2026, was $2,090,000*, compared to income before provision for income taxes of $1,611,000 for the same period of 2025, representing an increase of $479,000, or 29.7%. This increase in income before provision for income taxes would have been due to an increase in income from operations of $398,000 and an increase in other income of $81,000.

Including the impact of the IEEPA tariff refund, income before provision for income taxes for the six months ended June 30, 2026, was $3,269,000, compared to income before provision for income taxes of $2,383,000 for the same period of 2025, representing an increase of $886,000, or 37.2%. This increase in income before provision for income taxes was due to an increase in income from operations of $802,000 and an increase in other income of $84,000.

Excluding the impact of the IEEPA tariff refund, income before provision for income taxes for the six months ended June 30, 2026, was $2,975,000*, compared to income before provision for income taxes of $2,383,000 for the same period of 2025, representing an increase of $592,000, or 24.8%. This increase in income before provision for income taxes was due to an increase in income from operations of $523,000 and an increase in other income of $69,000.

Provision for Income Taxes. Including the impact of the IEEPA tariff refund, the provision for income taxes for the three months ended June 30, 2026, was $558,000, compared to $367,000 for the same period of 2025. The estimated effective tax rate was 23.4% for the three months ended June 30, 2026, compared to 22.8% for the three months ended June 30, 2025.

Alpha Pro Tech, Ltd.

The net change in provision for income taxes for the second quarter of 2026 due to the IEEPA tariff refund was $75,000.

Excluding the impact of the IEEPA tariff refund, the provision for income taxes for the three months ended June 30, 2026, was $483,000*, compared to $367,000 for the same period of 2025. The estimated effective tax rate was 23.1% for the three months ended June 30, 2026, compared to 22.8% for the three months ended June 30, 2025.

Including the impact of the IEEPA tariff refund, the provision for income taxes for the six months ended June 30, 2026, was $741,000, compared to $526,000 for the same period of 2025. The estimated effective tax rate was 22.7% for the six months ended June 30, 2026, compared to 22.1% for the six months ended June 30, 2025.

Excluding the impact of the IEEPA tariff refund, the provision for income taxes for the six months ended June 30, 2026, was $666,000*, compared to $526,000 for the same period of 2025. The estimated effective tax rate was 22.4% for the six months ended June 30, 2026, compared to 22.1% for the six months ended June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company recognized the income tax effects of the OBBBA in its third quarter 2025 financial statements.

The Company does not record a tax provision on equity in income of unconsolidated affiliate, which reduces the effective tax rate.

Net Income. Including the impact of the IEEPA tariff refund net income for the three months ended June 30, 2026, was $1,826,000, compared to net income of $1,244,000 for the same period of 2025, representing an increase of $582,000, or 46.8%. The net income increase between the three months ended June 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $773,000, partially offset by an increase in provision for income taxes of $191,000. Net income as a percentage of net sales was 9.8% for the three months ended June 30, 2026, compared to 7.5% for the same period of 2025. Basic and diluted earnings per common share for each of the three months ended June 30, 2026 and 2025, were $0.18 and $0.12, respectively.

The net change in net income for the second quarter of 2026 due to the IEEPA tariff refund was $219,000.

Excluding the impact of the IEEPA tariff refund, net income for the three months ended June 30, 2026, was $1,607,000*, compared to net income of $1,244,000 for the same period of 2025, representing an increase of $363,000, or 29.2%. The net income increase between the three months ended June 30, 2026, and the same period of 2025 was due to an increase in income before provision for income taxes of $479,000, partially offset by a decrease in provision for income taxes of $116,000. Excluding the tariff refund, net income as a percentage of net sales would have been 8.6% for the three months ended June 30, 2026, compared to 7.5% for the same period of 2025. Basic and diluted earnings per common share for each of the three months ended June 30, 2026 and 2025, were $0.16 and $0.12, respectively. The comparison excluding the tariff refund reflects the Company's underlying operating performance without the benefit of the tariff refund.

Including the impact of the IEEPA tariff refund, net income for the six months ended June 30, 2026, was $2,528,000 compared to net income of $1,857,000 for the same period of 2025, representing an increase of $671,000, or 36.1%. The net income increase between the six months ended June 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $886,000, partially offset by an increase in provision for income taxes of $215,000. Net income as a percentage of net sales was 7.6% for the six months ended June 30, 2026, compared to 6.1% for the same period of 2025. Basic earnings per common share for each of the six months ended June 30, 2026 and 2025, were $0.25 and $0.18, respectively. Diluted earnings per common share for each of the six months ended June 30, 2026 and 2025, were $0.24 and $0.18, respectively.

Excluding the impact of the IEEPA tariff refund, net income for the six months ended June 30, 2026, was $2,309,000*, compared to net income of $1,857,000 for the same period of 2025, representing an increase of $452,000, or 24.3%. Excluding the impact of the IEEPA refund, the net income increase between the six months ended June 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $592,000, partially offset by an increase in provision for income taxes of $140,000. Net income as a percentage of net sales was 6.9% for the six months ended June 30, 2026, compared to 6.1% for the same period of 2025. Basic earnings per common share for the six months ended June 30, 2026 and 2025, were $0.23* and $0.18, respectively. Diluted earnings per common share for the six months ended June 30, 2026 and 2025, were $0.22* and $0.18, respectively. This comparison reflects the Company’s underlying operating performance before the effect of the IEEPA tariff refund.

Alpha Pro Tech, Ltd.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that we believe will help investors understand our operating results, and assess our future prospects. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for making financial, operational, and planning decisions. For each financial measure we have excluded the impact of the tariff refunds due to their unusual nature which is not reflective of our ongoing operating results.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes. In order to compensate for the discussed limitations, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP.

The detailed reconciliations of each non-GAAP financial measure to the most directly comparable U.S. GAAP financial measure are provided below, and no single financial measure should be relied on to evaluate our business.

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2026	2026

Gross profit	$6,978,000	12,494,000
Less impact of tariff refund	(294,000)	(294,000)
Gross profit excluding tariff refund	6,684,000	12,200,000

Income from operations	2,012,000	2,592,000
Less impact of tariff refund	(279,000)	(279,000)
Income from operations excluding tariff refund	1,733,000	2,313,000

Income before provision for income taxes	2,384,000	3,269,000
Less impact of tariff refund	(294,000)	(294,000)
Income before provision for income taxes exluding tariff refund	2,090,000	2,975,000

Provision for income taxes	558,000	741,000
Less impact of tariff refund	(75,000)	(75,000)
Provision for income taxes exluding tariff refund	483,000	666,000

Net income	1,826,000	2,528,000
Less impact of tariff refund	(219,000)	(219,000)
Net income excluding tariff refund	1,607,000	2,309,000

Basic earnings per share	$0.18	$0.25
Less impact of tariff refund	$(0.02)	$(0.02)
Basic earns per share excluding tariff refund	$0.16	$0.23

Diluted earnings per share	$0.18	$0.24
Less impact of tariff refund	$(0.02)	$(0.02)
Diluted earnings per share excluding tariff refund	$0.16	$0.22

Alpha Pro Tech, Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had cash and cash equivalents (“cash”) of $18,901,000 and working capital of $51,014,000. As of June 30, 2026, the Company’s current ratio (current assets/current liabilities) was 17:1, compared to a current ratio of 13:1 as of December 31, 2025. Cash increased by 11.3%, or $1,913,000, to $18,901,000 as of June 30, 2026, compared to $16,988,000 as of December 31, 2025, and working capital increased by $2,552,000, to $51,014,000 from $48,462,000 as of December 31, 2025. The increase in cash from December 31, 2025, was due to cash provided by operating activities of $2,225,000 partially offset by cash used in investing activities of $259,000 and used in financing activities of $53,000.

Net cash provided by operating activities of $2,225,000 for the six months ended June 30, 2026 was due to net income of $2,528,000, as adjusted primarily by the following: stock-based compensation expense of $259,000, depreciation and amortization expense of $518,000, equity in income of unconsolidated affiliate of $364,000, operating lease asset amortization of $494,000, an increase in accounts receivable of $2,997,000, an increase in prepaid expenses of $1,712,000, a decrease in inventory of $4,948,000, a decrease in accounts payable and accrued liabilities of $965,000, and a decrease in lease liabilities of $484,000, all compared to December 31, 2025.

Accounts receivable increased by $2,997,000, or 36.8%, to $11,135,000 as of June 30, 2026, from $8,138,000 as of December 31, 2025. The increase in accounts receivable was primarily related to increased sales in the second quarter of 2026 compared to the fourth quarter of 2025. The number of days that sales remained outstanding as of June 30, 2026, calculated by using an average of accounts receivable outstanding and annual revenue, was 47 days, compared to 40 days as of December 31, 2025. The increase in days outstanding was primarily due to increased sales.

Inventory decreased by $4,948,000, or 21.0%, to $18,650,000 as of June 30, 2026, from $23,598,000 as of December 31, 2025. The decrease was due to a decrease in inventory for the Building Supply segment of $3,953,000, or 30.8%, to $8,876,000 and a decrease in inventory for the Disposable Protective Apparel segment of $995,000, or 9.2%, to $9,774,000. We purchased less inventory due to the high tariff rate.

Prepaid expenses increased by $1,712,000, or 45.1%, to $5,508,000 as of June 30, 2026, from $3,796,000 as of December 31, 2025. The increase was primarily due to increased prepayments for inventory.

Right-of-use assets as of June 30, 2026, decreased by $271,000 to $7,504,000 from $7,775,000 as of December 31, 2025, as a result of amortization of the right-of-use assets partially offset by new Aurora Canada lease.

Lease liabilities as of June 30, 2026, decreased by $261,000 to $7,621,000 from $7,882,000 as of December 31, 2025. The decrease in the lease liabilities was the result of lease payments made during the period partially offset by lease for our Aurora location extended for three years.

Accounts payable and accrued liabilities as of June 30, 2026 decreased by $965,000, or 31.2%, to $2,128,000, from $3,093,000 as of December 31, 2025. The decrease was primarily due to decreases in trade payables and accrued bonuses.

Net cash used in investing activities was $259,000 for the six months ended June 30, 2026, compared to net cash used in investing activities of $273,000 for the six months ended June 30, 2025. Investing activities for the six months ended June 30, 2026 and 2025 consisted of the purchase of property and equipment.

Net cash used in financing activities was $53,000 for the six months ended June 30, 2026, compared to net cash used in financing activities of $2,028,000 for the same period of 2025. Net cash used in financing activities for the six months ended June 30, 2026, resulted from the payment of $99,000 for the repurchase of common stock, partially offset by $46,000 from proceeds from stock options exercised. The decrease in net cash used in financing activities for the six months ended June 30, 2026 was due to a decrease in the repurchases of common stock from $2,008,000 for the six months ended June 30, 2025 to $99,000 for the six months ended June 30, 2026.

As of June 30, 2026, we had $1,298,000 available for stock purchases under our stock repurchase program. During the six months ended June 30, 2026, we repurchased 21,800 shares of common stock. As of June 30, 2026, we had repurchased a total of 21,949,740 shares of common stock at a cost of approximately $58,222,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

We believe that our current cash balance and expected cash flow from operations will be sufficient to satisfy our projected working capital and planned capital expenditures for the foreseeable future.

Alpha Pro Tech, Ltd.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfers of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606 (Revenue from Contracts with Customers). The amendment is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendment in this update should be applied on a prospective basis. The Company adopted this ASU effective January 1, 2025. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Alpha Pro Tech, Ltd.

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

Tariff policies, ongoing trade disputes, and related litigation, including related to tariff refunds, could increase our costs, disrupt our global  supply chain, and adversely affect our business, financial condition, results of operations, and cash flows

Trade policies and disputes have resulted in increased tariffs, trade barriers, and other protectionist measures, which have increased our manufacturing costs, may make our products less competitive, may reduce demand for our products, may limit our ability to sell to certain customers, may disrupt our ability to procure components or raw materials, and may impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policies and regulations, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, certain markets. The United States has imposed increased tariffs on imported products, and certain trading partners have responded with retaliatory tariffs, which could adversely affect our business. In addition, changes in government policies and the uncertainty surrounding such changes could increase market volatility and foreign currency exchange rate fluctuations.

During the three months ended June 30, 2026, the Company recognized a refund of certain tariffs previously paid under the IEEPA, including applicable statutory interest, that were received from U.S. Customs and Border Protection during June 2026. However, the underlying litigation challenging the IEEPA tariffs remains ongoing, and the U.S. government has appealed the applicable court decisions. As a result, there can be no assurance regarding the ultimate outcome of the litigation or whether future judicial, legislative, or administrative actions could adversely affect the Company or require additional actions with respect to the refunded amounts.

The Company received an additional $3.2 million in refunds in July 2026 which were not recognized in the condensed consolidated financial statements as of June 30, 2026 due to the uncertainty described above. There can be no assurance regarding the ultimate recognition of those refunds.

Because of these dynamics, we cannot predict the impact of future changes to U.S. or foreign trade policies, tariffs, or other trade regulations, or the outcome of ongoing litigation relating to such measures. Any such developments could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2026	21,800	$4.53	21,800	$1,298,000
May 1 - 31, 2026	-	0.00	0	1,298,000
June 1 - 30, 2026	-	0.00	0	1,298,000
	21,800	4.53	21,800

(1)	All of the shares included in this table were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock. As of June 30, 2026, we had repurchased a total of 21,949,740 shares of common stock at a cost of approximately $58,222,000. As of June 30, 2026, $1,298,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.

10.2	Form of Restricted Stock Unit Award Agreement for Employees.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	August 7, 2026	By:	/s/ Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	August 7, 2026	By:	/s/ Colleen McDonald
Colleen McDonald
Chief Financial Officer