Form 10-Q
period 2026-09-30
ALPHA PRO TECH LTD
filed 2026-11-10
CIK 884269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding October 29, 2026
Common Stock, $0.01 par value	10,263,126 shares

Alpha Pro Tech, Ltd.

Alpha Pro Tech, Ltd.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$25,546,000	$16,988,000
Accounts receivable, net	7,806,000	6,936,000
Accounts receivable, related party	1,635,000	1,202,000
Inventories, net	17,854,000	23,598,000
Prepaid expenses	5,975,000	3,796,000
Total current assets	58,816,000	52,520,000

Property and equipment, net	7,832,000	8,234,000
Goodwill	55,000	55,000
Right-of-use assets	7,230,000	7,775,000
Equity investment in unconsolidated affiliate	5,807,000	5,548,000
Total assets	$79,740,000	$74,132,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,168,000	$2,005,000
Accrued liabilities	3,528,000	1,088,000
Lease liabilities	1,054,000	965,000
Total current liabilities	6,750,000	4,058,000

Lease liabilities, net of current portion	6,302,000	6,917,000
Deferred income tax liabilities, net	679,000	679,000
Total liabilities	13,731,000	11,654,000
Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 10,177,759 and 10,131,565 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	101,000	101,000
Additional paid-in capital	15,592,000	15,828,000
Retained earnings	52,622,000	48,496,000
Accumulated other comprehensive loss	(2,306,000)	(1,947,000)
Total shareholders' equity	66,009,000	62,478,000
Total liabilities and shareholders' equity	$79,740,000	$74,132,000

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$16,604,000	$14,785,000	$49,863,000	$45,279,000

Cost of goods sold, excluding depreciation and amortization	9,667,000	8,917,000	30,432,000	27,888,000
Gross profit	6,937,000	5,868,000	19,431,000	17,391,000

Operating expenses:
Selling, general and administrative	4,741,000	4,568,000	14,125,000	13,818,000
Depreciation and amortization	226,000	203,000	744,000	686,000
Total operating expenses	4,967,000	4,771,000	14,869,000	14,504,000

Income from operations	1,970,000	1,097,000	4,562,000	2,887,000

Other income:
Equity in income of unconsolidated affiliate	254,000	27,000	618,000	305,000
Interest income, net	306,000	169,000	619,000	484,000
Total other income	560,000	196,000	1,237,000	789,000

Income before provision for income taxes	2,530,000	1,293,000	5,799,000	3,676,000

Provision for income taxes	605,000	317,000	1,346,000	843,000

Net income	$1,925,000	$976,000	$4,453,000	$2,833,000

Basic earnings per common share	$0.19	$0.09	$0.44	$0.27

Diluted earnings per common share	$0.19	$0.09	$0.43	$0.27

Basic weighted average common shares outstanding	10,105,777	10,354,289	10,119,275	10,525,957

Diluted weighted average common shares outstanding	10,371,760	10,485,088	10,363,605	10,642,957

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$1,925,000	$976,000	$4,453,000	$2,833,000
Other comprehensive income - foreign currency translation loss	(67,000)	(189,000)	(359,000)	(276,000)
Comprehensive income	$1,858,000	$787,000	$4,094,000	$2,557,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2026					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	10,131,565	$101,000	$15,828,000	$48,496,000	$(1,947,000)	$62,478,000
Net income	-	-	-	702,000	-	702,000
Stock-based compensation expense	-	-	132,000	-	-	132,000
Other comprehensive loss	-	-	-	-	(299,000)	(299,000)
Balance as of March 31, 2026	10,131,565	101,000	15,960,000	49,198,000	(2,246,000)	63,013,000
Net income	-	-	-	1,826,000	-	1,826,000
Common stock repurchased and retired	(21,800)	-	(34,000)	(65,000)	-	(99,000)
Stock-based compensation expense	-	-	127,000	-	-	127,000
Options exercised	11,086	-	46,000			46,000
Other comprehensive income	-	-	-	-	7,000	7,000
Balance as of June 30, 2026	10,120,851	101,000	16,099,000	50,959,000	(2,239,000)	64,920,000
Net income	-	-	-	1,925,000	-	1,925,000
Common stock repurchased and retired	(76,182)	(1,000)	(121,000)	(262,000)	-	(384,000)
Vested RSUs	234,460	2,000	(2,000)	-	-	-
Common withheld for tax	(101,370)	(1,000)	(510,000)	-	-	(511,000)
Stock-based compensation expense	-	-	126,000	-	-	126,000
Other comprehensive loss	-	-	-	-	(67,000)	(67,000)
Balance as of September 30, 2026	10,177,759	$101,000	$15,592,000	$52,622,000	$(2,306,000)	$66,009,000

For the Nine Months Ended September 30, 2025					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	10,816,878	$108,000	$16,368,000	$47,257,000	$(1,499,000)	$62,234,000
Net income	-	-	-	613,000	-	613,000
Common stock repurchased and retired	(221,413)	(2,000)	(335,000)	(841,000)	-	(1,178,000)
Treasury stock excise tax	-	-	(12,000)	-	-	(12,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(65,000)	(65,000)
Balance as of March 31, 2025	10,595,465	106,000	16,157,000	47,029,000	(1,564,000)	61,728,000

Net income	-	-	-	1,244,000	-	1,244,000
Common stock repurchased and retired	(181,100)	(2,000)	(277,000)	(551,000)	-	(830,000)
Treasury stock excise tax	-	-	(8,000)	-	-	(8,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(22,000)	(22,000)
Balance as of June 30, 2025	10,414,365	104,000	16,008,000	47,722,000	(1,586,000)	62,248,000

Net income	-	-	-	976,000	-	976,000
Common stock repurchased and retired	(129,800)	(1,000)	(200,000)	(423,000)	-	(624,000)
Treasury stock excise tax	-	-	(6,000)	-	-	(6,000)
Stock-based compensation expense	-	-	136,000	-	-	136,000
Other comprehensive loss	-	-	-	-	(189,000)	(189,000)
Balance as of September 30, 2025	10,284,565	$103,000	$15,938,000	$48,275,000	$(1,775,000)	$62,541,000

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$4,453,000	$2,833,000
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Stock-based compensation	385,000	408,000
Depreciation and amortization	744,000	686,000
Equity in income of unconsolidated affiliate	(618,000)	(305,000)
Amortization of right-of-use assets	768,000	698,000
Changes in operating assets and liabilities:
Accounts receivable, net	(870,000)	(1,807,000)
Accounts receivable, related party	(433,000)	(428,000)
Inventories, net	5,744,000	(746,000)
Prepaid expenses	(2,179,000)	894,000
Accounts payable and accrued liabilities	2,092,000	489,000
Lease liabilities	(749,000)	(670,000)

Net cash and cash equivalents provided by operating activities	9,337,000	2,052,000

Cash Flows From Investing Activities:
Purchases of property and equipment	(342,000)	(372,000)
Net cash and cash equivalents used in investing activities	(342,000)	(372,000)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	46,000	-
Repurchase of common stock	(483,000)	(2,632,000)
Treasury stock excise tax	-	(26,000)

Net cash and cash equivalents used in financing activities	(437,000)	(2,658,000)

Increase (decrease) in cash and cash equivalents	8,558,000	(978,000)

Cash and cash equivalents, beginning of the period	16,988,000	18,636,000

Cash and cash equivalents, end of the period	$25,546,000	$17,658,000

Supplemental disclosure of non-cash transactions:
Shares withheld for taxes, accrued but unpaid	$511,000	$-
Net non-cash changes to operating leases	$223,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

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

2.	Basis of Presentation and Revenue Recognition Policy

The interim financial information included in this report is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods reflected herein. These interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, therefore, omit certain information and note disclosures that would be necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The interim condensed consolidated financial statements should be read in conjunction with the Company’s current year SEC filings, as well as the Company’s consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on March 11, 2026. The results of operations for the three and nine months ended September 30, 2026, in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was prepared using information from the audited consolidated balance sheet contained in the 2025 Form 10-K; however, it does not include all disclosures required by U.S. GAAP for annual consolidated financial statements.

Net sales include revenue from products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Our customer contracts have a single performance obligation which is delivery of products purchased by customers and is satisfied upon transfer control of products to customers. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring control of products. All revenue is recognized when we satisfy our performance obligations under the applicable contract. We recognize revenue in connection with transferring control of the promised products to the customer, with revenue being recognized at the point in time when the customer obtains control of the products, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements, at which time a receivable is created for the invoice sent to the customer. Shipping and handling activities are performed prior to the customer obtaining control of the goods and are accounted for as fulfillment activities and are not a promised good or service. Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs, associated with the distribution of the Company’s product to the customers, are recorded in cost of goods sold and are recognized when control of the product is transferred to the customer, which is generally when title passes to the customer upon delivery to a third-party carrier for FOB shipping point arrangements and to the customer for FOB destination arrangements. We estimate product returns based on historical return rates and estimate rebates based on contractual agreements. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. Sales taxes and value added taxes in foreign and domestic jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales. The Company manufactures certain private label goods for customers and has determined that control does not pass to the customer at the time of manufacture, based upon the nature of the private labeling. The Company has determined as of September 30, 2026, that it had no material contract assets, and concluded that its contract liabilities (primarily rebates) had the right of offset against customer receivables. See Note 10 and Note 11 of these Notes to Condensed Consolidated Financial Statements (Unaudited) for information on revenue disaggregated by type and by geographic region.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Shareholders’ Equity

Repurchase Program

During the three months ended September 30, 2026, the Company repurchased and retired 76,182 shares of its common stock for $384,000. During the three months ended September 30, 2025, the Company repurchased and retired 129,800 shares of its common stock for $624,000. During the nine months ended September 30, 2026, the Company repurchased and retired 97,982 shares of its common stock for $483,000. During the nine months ended September 30, 2025, the Company repurchased and retired 532,313 shares of its common stock for $2,632,000. As of September 30, 2026, the Company had $914,000 available to repurchase common shares under the repurchase program. The excess of repurchase price over par value is allocated between additional paid-in capital and retained earnings.

Equity Awards

At the Company’s 2020 Annual Meeting of Shareholders held on June 9, 2020, the Company’s shareholders approved the Alpha Pro Tech, Ltd. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of incentive and nonqualified stock options, stock appreciation rights, awards of restricted stock and restricted stock units (“RSU”), performance share awards, cash awards and other equity-based awards to employees (including officers), consultants and non-employee directors of the Company and its affiliates. A total of 1,800,000 shares of the Company’s common stock were reserved for issuance under the 2020 Incentive Plan.

The following table summarizes restricted stock unit (“RSU”) awards activity for the nine months ended September 30, 2026:

		Weighted Average
		Grant Date Price
	Shares	RSU Awards

Outstanding, December 31, 2025	259,330	$4.34
Granted to employees and non-employee directors	256,865	5.03
Canceled/expired/forfeited	(15,000)	4.23
Vested	(234,460)	4.30
Outstanding, September 30, 2026	266,735	5.01

During the nine months ended September 30, 2026 and 2025, 256,865 and 32,330 RSU awards were granted under the 2020 Incentive Plan, respectively. The Company recognized $352,000 and $364,000 in stock-based compensation expense associated with outstanding RSU awards for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, $1,246,000 of total unrecognized compensation expense related to the RSU awards was expected to be recognized over a weighted average remainder period of 2.97 years.

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

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2026:

		Weighted Average
		Exercise Price
	Options	Per Option

Options outstanding, December 31, 2025	61,100	$4.17
Exercised	(11,086)	4.12
Options outstanding, September 30, 2026	50,014	4.18
Options exercisable, September 30, 2026	50,014	4.18

The Company recognized $33,000 and $44,000 in stock-based compensation expense associated with the outstanding stock option awards for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, all compensation expense related to the stock options had been recognized.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASU Topic 606 (Revenue from Contracts with Customers). This pronouncement is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and should be applied on a prospective basis. The Company adopted this pronouncement effective January 1, 2026. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. These amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this pronouncement and determining the transition method and the timing of adoption.

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management periodically reviews new accounting standards that are issued. Management has not identified any other new standards that it believes merit further discussion at this time.

5.	Inventories

As of September 30, 2026 and December 31, 2025, inventories net of reserves consisted of the following:

	September 30,	December 31,
	2026	2025

Raw materials	$8,968,000	$9,454,000
Work in process	1,458,000	4,468,000
Finished goods	7,428,000	9,676,000
	$17,854,000	$23,598,000

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

The Company records its investment in Harmony as “equity investment in unconsolidated affiliate” in the accompanying consolidated balance sheets. The Company records its equity interest in Harmony’s results of operations as “equity in income of unconsolidated affiliate” in the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Harmony for impairment. Management has determined that no impairment was required as of September 30, 2026, or December 31, 2025. Under the equity method, since the Company’s reporting currency is different from Harmony’s functional currency, the Company is required to translate our proportionate share of equity for the effects of translations in foreign currency and adjust the investment accordingly and accrue the adjustment as a component of accumulated other comprehensive loss (“AOCL”).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2026 and 2025, the Company purchased $87,000 and $5,723,000 of inventories, respectively, from Harmony. For the nine months ended September 30, 2026 and 2025, the Company purchased $3,555,000 and $15,637,000 of inventories, respectively, from Harmony. For the three months ended September 30, 2026 and 2025, the Company sold $477,000 and $213,000 of inventories, respectively, to Harmony. For the nine months ended September 30, 2026 and 2025, the Company sold $914,000 and $628,000 of inventories, respectively, to Harmony. For the three months ended September 30, 2026 and 2025, the Company recorded equity in income of unconsolidated affiliate of $254,000 and $27,000, respectively, related to Harmony. For the nine months ended September 30, 2026 and 2025, the Company recorded equity in income of unconsolidated affiliate of $618,000 and $305,000, respectively, related to Harmony.

As of September 30, 2026, the Company’s investment in Harmony was $5,807,000, which consisted of its original $1,450,000 investment and cumulative equity in income of unconsolidated affiliate of $7,682,000, less $942,000 in repayments of an advance, $77,000 in payments of dividends, and $2,306,000 in AOCL on foreign currency translations.

7.	Accrued Liabilities

As of September 30, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	September 30,	December 31,
	2026	2025

Payroll expenses and taxes payable	$405,000	$269,000
Commissions and bonuses payable and general accrued liabilities	3,123,000	819,000
Total accrued liabilities	$3,528,000	$1,088,000

8.	Basic and Diluted Earnings Per Common Share

The following table provides a reconciliation of both net income and the number of shares used in the computation of “basic” earnings per common share (“EPS”), which utilizes the weighted average number of common shares outstanding without regard to dilutive shares, and “diluted” EPS, which includes all such dilutive shares, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (numerator)	$1,925,000	$976,000	$4,453,000	$2,833,000

Shares (denominator):
Basic weighted average common shares outstanding	10,105,777	10,354,289	10,119,275	10,525,957
Add: dilutive effect of common stock options	265,983	130,799	244,330	117,000

Diluted weighted average common shares outstanding	10,371,760	10,485,088	10,363,605	10,642,957

Earnings per common share:
Basic	$0.19	$0.09	$0.44	$0.27

Diluted	$0.19	$0.09	$0.43	$0.27

9.	Accumulated Other Comprehensive Loss

AOCL, a component of shareholders' equity, consists of foreign currency translation adjustments related to foreign currency gains or losses on our unconsolidated affiliate as its functional currency is other than the U.S. dollar. The resulting foreign currency translation gains or losses are deferred as AOCL and reclassified to earnings only upon sale or liquidation of that business. The AOCL on equity in unconsolidated affiliate was $2,306,000 and $1,947,000 as of September 30, 2026 and December 31, 2025, respectively.

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

The following provides segment information as described below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$9,431,000	$7,173,000	$28,982,000	$20,881,000
Less:
Cost of goods sold	6,039,000	3,628,000	19,259,000	11,173,000
Selling, general and administrative	1,770,000	1,321,000	5,218,000	4,132,000
Depreciation and amortization	145,000	62,000	523,000	166,000
Other income	(163,000)	(91,000)	(396,000)	(222,000)
Segment net income	$1,640,000	$2,253,000	$4,378,000	$5,632,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025

	Building Supply	Disposable Protective Apparel	Building Supply	Disposable Protective Apparel

Segment sales	$9,274,000	$5,511,000	$28,729,000	$16,550,000
Less:
Cost of goods sold	5,900,000	3,016,000	18,430,000	9,458,000
Selling, general and administrative	1,795,000	1,368,000	5,422,000	4,117,000
Depreciation and amortization	152,000	26,000	527,000	80,000
Other income	(23,000)	(4,000)	(259,000)	(46,000)
Segment net income	$1,450,000	$1,105,000	$4,609,000	$2,941,000

The following table presents net sales for each segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Building Supply	$9,431,000	$9,274,000	$28,982,000	$28,729,000
Disposable Protective Apparel	7,173,000	5,511,000	20,881,000	16,550,000
Consolidated net sales	$16,604,000	$14,785,000	$49,863,000	$45,279,000

The following table presents the reconciliation of total segment income to consolidated net income for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Building Supply	$1,640,000	$1,450,000	$4,378,000	$4,609,000
Disposable Protective Apparel	2,253,000	1,105,000	5,632,000	2,941,000
Total segment income	3,893,000	2,555,000	10,010,000	7,550,000

Unallocated corporate overhead expenses	1,363,000	1,262,000	4,211,000	3,874,000
Provision for income taxes	605,000	317,000	1,346,000	843,000
Consolidated net income	$1,925,000	$976,000	$4,453,000	$2,833,000

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the net property and equipment, goodwill and definite-lived intangible assets (“total assets”) by segment as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Building Supply	$5,296,000	$5,617,000
Disposable Protective Apparel	1,312,000	1,451,000
Total segment assets	6,608,000	7,068,000

Unallocated corporate assets	1,279,000	1,221,000
Total consolidated assets	$7,887,000	$8,289,000

11.	Financial Information about Geographic Areas

The following table summarizes the Company’s net sales by geographic region for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales by geographic region
United States	$16,346,000	$14,683,000	$49,261,000	$44,800,000
International	258,000	102,000	602,000	479,000

Consolidated net sales	$16,604,000	$14,785,000	$49,863,000	$45,279,000

Net sales by geographic region are based on the countries in which our customers are located. For the three and nine months ended September 30, 2026 and 2025, the Company did not generate sales from any single country, other than the United States, that were significant to the Company’s consolidated net sales.

The following table summarizes the locations of the Company’s long-lived assets by geographic region as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Long-lived assets by geographic region
United States	$6,509,000	$6,953,000
International	1,323,000	1,281,000

Consolidated total long-lived assets	$7,832,000	$8,234,000

12.	Related Party Transactions

As of September 30, 2026, the Company had no related party transactions, other than the Company’s transactions with its unconsolidated affiliate, Harmony. See Note 6 of these Notes to Condensed Consolidated Financial Statements (Unaudited).

Alpha Pro Tech, Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Leases

The Company has operating leases for the Company’s corporate office and manufacturing facilities, which expire at various dates through 2034. The Company’s primary operating lease commitments as of September 30, 2026, related to the Company’s manufacturing facilities in Valdosta, Georgia and Nogales, Arizona, as well as the Company’s corporate headquarters in Aurora, Ontario, Canada.

As of September 30, 2026, the Company had operating lease right-of-use assets of $7,230,000 and operating lease liabilities of $7,356,000. As of September 30, 2026, we did not have any finance leases recorded on the Company’s consolidated balance sheet. Operating lease expense was approximately $1,143,000 during the nine months ended September 30, 2026 compared to $1,132,000 for the same period of the prior year.

The aggregate future minimum lease payments and reconciliation to total lease liabilities as of September 30, 2026 were as follows:

September 30,
2026
Remaining three months of 2026	$377,000
2027	1,534,000
2028	1,563,000
2029	1,575,000
2030	661,000
Thereafter	4,212,000
Total future minimum lease payments	9,922,000
Less imputed interest	(2,566,000)
Total lease liabilities	$7,356,000

As of September 30, 2026, the weighted average remaining lease term of the Company’s operating leases was 8.88 years. During the nine months ended September 30, 2026, the weighted average discount rate with respect to these leases was 7.0%.

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

As previously disclosed, tariffs imposed under the IEEPA on goods imported into the United States remain subject to ongoing litigation, including appeals of applicable court rulings, as well as related regulatory and administrative actions.

During the nine months ended September 30, 2026, the Company received refunds representing the majority of the IEEPA tariffs previously paid. The Company continues to pursue recovery of any remaining eligible amounts. Although the majority of the refunds have been received, uncertainty remains regarding the ultimate financial impact of the recoveries, including the potential impact of customer and vendor refunds, rebates or other obligations, as well as the final resolution of pending litigation and related administrative proceedings.

As of September 30, 2026, the Company had received the majority of the refunds expected to be recovered. Pending further evaluation of the appropriate accounting treatment of the refunds, including the potential impact of customer and vendor arrangements and related obligations, the Company has recorded the majority of the tariffs’ refunds in accrued liabilities on its condensed consolidated balance sheet with the remaining amounts deducted from the cost of goods sold and inventory.

Management continues to evaluate the appropriate presentation and recognition of the tariff recoveries in accordance with U.S. generally accepted accounting principles. The ultimate financial impact of the refunds may be affected by the resolution of outstanding claims, customer and vendor arrangements, and ongoing litigation and appeals. The Company will continue to assess these matters as additional information becomes available.

16.	Subsequent Events

The Company has reviewed and evaluated whether subsequent events have occurred from the condensed consolidated balance sheet date of September 30, 2026 through the filing date of this Quarterly Report on Form 10-Q that would require recognition or disclosure and has concluded that there are no such subsequent events.

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

Alpha Pro Tech, Ltd.

Recent developments in U.S. trade policy continue to introduce uncertainty regarding the future of global trade relations. Following the inauguration of the second Trump administration, there have been numerous announcements and actions related to tariff increases and other trade restrictions on imports into the United States. Changes in tariffs, quotas, embargoes, or other trade barriers affecting countries from which the Company sources products, or affecting its global network of third-party suppliers, could impact the Company's supply chain and cost structure. In addition, retaliatory measures by affected countries could further disrupt our operations or reduce our competitiveness in international markets. The Company continues to monitor evolving trade policies and tariff developments. Future changes in tariffs or other trade restrictions could require the Company to adjust pricing, increase inventory levels, or seek alternative suppliers, any of which could materially affect revenue, gross margins, and results of operations.

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the President lacked authority under the International Emergency Economic Powers Act ("IEEPA") to impose certain tariffs. During the nine months ended September 30, 2026, the Company received a recovery of approximately $3,500,000 of previously paid IEEPA tariffs. The related refunds, including applicable statutory interest, were received from U.S. Customs and Border Protection (the “CBP”). The U.S. government has appealed the court's decision, and the litigation remains ongoing. The Company will continue to monitor developments related to the litigation and U.S. trade policy.

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

RESULTS OF OPERATIONS

The following table sets forth certain operational data as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100%	100%	100%	100%
Gross profit	41.8%	39.7%	39.0%	38.4%
Selling, general and administrative expenses	28.6%	30.9%	28.3%	30.5%
Income from operations	11.9%	7.4%	9.1%	6.4%
Income before provision for income taxes	15.2%	8.7%	11.6%	8.1%
Net income	11.6%	6.6%	8.9%	6.3%

For the Three and Nine months ended September 30, 2026 compared to the Three and Nine months ended September 30, 2025

Sales. Consolidated sales for the three months ended September 30, 2026, increased to $16,604,000, from $14,785,000 for the three months ended September 30, 2025, representing an increase of $1,819,000, or 12.3%. This increase consisted of increased sales in the Building Supply segment of $157,000 and increased sales in the Disposable Protective Apparel segment of $1,662,000.

Alpha Pro Tech, Ltd.

Building Supply segment sales for the three months ended September 30, 2026, increased by $157,000, or 1.7%, to $9,431,000, compared to $9,274,000 for the three months ended September 30, 2025.

The Building Supply segment sales increase during the three months ended September 30, 2026, was primarily due to a 13.1% increase in sales of housewrap, partially offset by a 6.3% decrease in sales of synthetic roof underlayment, and a 22.0% decrease in sales of other woven material as compared to the same period of 2025.

The sales mix of the Building Supply segment for the three months ended September 30, 2026, was approximately 35% for synthetic roof underlayment, 50% for housewrap and 15% for other woven material, which was the same for the three months ended September 30, 2025. Our synthetic roof underlayment product line primarily includes REX SynFelt®, REX TECHNOply® and TECHNO SB and our synthetic roof underlayment accessories consist of our new self-adhered TECHNOplus Ice & Water and REX Hi Temp. Our housewrap product line primarily consists of REX Wrap®, REX Wrap Plus® and REX™ Wrap Fortis. Housewrap accessories consist of REXTREME Window and Door Flashing and REX™ Premium Seam Tape.

The housing market continued to show weakness in the third quarter of 2026, as single-family housing starts declined by 1.6% compared to the corresponding period of 2025. However, this market decline in the third quarter of 2026 represents an improvement from the decline in the prior quarter. Single-family housing starts in the U.S. remained constrained by mortgage rates, increased land, labor and construction costs, affordability pressures, macroeconomic uncertainty, and geopolitical volatility, which has led builders to moderate new construction activity.

During the third quarter of 2026, we again outperformed the market, as sales of our core building products (housewrap and synthetic roof underlayment) increased by 5.2% compared to the same period of 2025, driven primarily by a 13.1% increase in housewrap sales. In the third quarter of 2026, our synthetic roof underlayment sales decreased by 6.3% compared to the third quarter of 2025, outperforming the overall market, as the Asphalt Roofing Manufacturers Association (“ARMA”) reported a steeper 13.0% decline in industry shipments.

Sales of other woven material were down 22.0% in the third quarter of 2026 compared to the same period of 2025, primarily due to timing of orders but year to date sales for the product line are basically flat compared to the prior year period.

The building industry outlook for the remainder of 2026 reflects a soft but generally stable market, rather than a meaningful rebound. A modest increase in single-family housing starts is expected in 2027, assuming economic and financing conditions improve. The Company plans on expanding our housewrap and synthetic roof underlayment market product offerings in 2027 to enhance our competitive position and support long-term growth. Management remains focused on growth in the Building Supply segment and has recently expanded its sales team; however, uncertainty related to the factors described above could adversely impact results.

Disposable Protective Apparel segment sales for the three months ended September 30, 2026, were $7,173,000, compared to $5,511,000 for the same period of 2025, reflecting an increase of $1,662,000, or 30.2%. The segment experienced strong underlying sales growth during the quarter.

The sales mix of the Disposable Protective Apparel segment for the three months ended September 30, 2026, was approximately 90% for disposable protective garments, 6% for face masks and 4% for face shields. This sales mix is compared to approximately 90% for disposable protective garments, 7% for face masks and 3% for face shields for the three months ended September 30, 2025.

Sales of disposable protective garments, which comprised 90% of the segment sales, increased by $1,521,000 or 30.6% in the third quarter of 2026, compared to the same period of 2025. The sales increase was primarily due to improved sales across our distribution network comprised of our large international channel partner and national and regional distributors. In addition, a considerable portion of the increase was attributable to higher selling prices compared to the third quarter of 2025. The disposable protective garments product line continues to demonstrate positive momentum, with most major categories performing well ahead of the third quarter of 2025. Sales of shoe covers, lab coats and frocks, gowns, and bouffant caps are all contributing to this improved performance. The breadth of growth across these product categories is encouraging and provides an opportunity to further expand customer relationships and capture incremental business. As we enter the final quarter of 2026, our focus is on building upon this broader-based improvement, deepening customer relationships, and identifying additional opportunities to expand sales across the portfolio in 2027.

Alpha Pro Tech, Ltd.

Sales of our face mask and face shield products in the third quarter of 2026, which comprise the remaining 10% of the segment sales, were up by $141,000 or 25.9% compared to the same period in 2025. The face mask and face shield product lines are showing encouraging improvement, with both face mask and face shields posting solid gains over the prior year period. Management hopes to continue to build on this progress through focused customer engagement, targeted promotional programs, and the pursuit of new business opportunities to sustain growth and strengthen our position in these markets.

Consolidated sales for the nine months ended September 30, 2026 were $49,863,000, compared with $45,279,000 for the nine months ended September 30, 2025, an increase of $4,584,000, or 10.1%. The increase was attributable to higher sales in both operating segments, consisting of a $253,000 increase in the Building Supply segment and a $4,331,000 increase in the Disposable Protective Apparel segment.

Building Supply segment sales for the nine months ended September 30, 2026 increased by $253,000, or 0.9%, to $28,982,000, compared to $28,729,000 for the nine months ended September 30, 2025.

The Building Supply segment sales increase during the nine months ended September 30, 2026, was primarily due to a 8.3% increase in sales of housewrap, partially offset by a 9.9% decrease in sales of synthetic roof underlayment and a 0.8% decrease in sales of other woven material compared to the same period of 2025.

The sales mix of the Building Supply segment for the nine months ended September 30, 2026 was 53% for housewrap, 36% for synthetic roof underlayment and 11% for other woven material. This compared to 49% for housewrap, 40% for synthetic roof underlayment and 11% for other woven material for the nine months ended September 30, 2025.

As per the US Census Bureau, single-family housing starts declined by 4.0% year to date compared to the same period of 2025. Accordingly, management is encouraged by the year-to-date increase in sales of housewrap of 8.3%.

Management expects growth in the Building Supply segment, however continued uncertainty in housing starts and the economy in general could negatively affect this segment.

Disposable Protective Apparel segment sales for the nine months ended September 30, 2026 increased by $4,331,000, or 26.2%, to $20,881,000, compared to $16,550,000 for the nine months ended September 30, 2025.

The increase in segment sales was primarily driven by strong demand across the Company's disposable protective product lines. Compared with the first nine months of 2025, sales of disposable protective garments increased by 27.8%, sales of face masks increased by 10.3%, and sales of face shields increased by 12.4%. These increases contributed to the segment's strong underlying year-over-year growth.

The sales mix of the Disposable Protective Apparel segment for the nine months ended September 30, 2026, was 92% for disposable protective garments, 5% for face masks and 3% for face shields. This sales mix is compared to 90% for disposable protective garments, 6% for face masks and 4% for face shields for the nine months ended September 30, 2025.

Gross Profit. Gross profit increased by $1,069,000, or 18.2%, to $6,937,000 for the three months ended September 30, 2026, from $5,868,000 for the three months ended September 30, 2025. The gross profit margin was 41.8% for the three months ended September 30, 2026, compared to 39.7% for the three months ended September 30, 2025.

Gross profit margin for the third quarter of 2026 improved compared to the prior year period, primarily reflecting the rescission in late February 2026 of the 50% IEEPA tariffs on goods from India, following a U.S. Supreme Court decision invalidating the use of IEEPA to authorize such tariffs. However, the U.S. Government subsequently announced a new 10% tariff under Section 122 of the Trade Act of 1974. Accordingly, the Company continues to incur tariff costs, although at a lower rate.

Alpha Pro Tech, Ltd.

Beginning in the second quarter of 2026, the Company also experienced increased costs associated with global geopolitical instability, including the ongoing U.S.-Iran conflict. These conditions have contributed to higher energy, transportation and supply chain costs, as well as volatility in raw material prices, particularly petroleum-based inputs. Many of the Company's products are manufactured using petroleum-based resin, which has experienced significant price increases since the conflict began. In response to these higher costs, the Company implemented a price increase in the third quarter of 2026. The combination of lower tariff rates and the Company's pricing actions contributed to the improvement in gross profit margin during the third quarter.

The Company will continue to monitor developments in U.S. trade policy and global geopolitical conditions. Ocean freight rates have also increased substantially over the past several months, partly as a result of the U.S.-Iran conflict and are expected to put additional pressure on gross profit margin in future periods. Changes in tariffs, energy markets, freight rates and international conflicts may continue to affect the Company's supply chain, cost structure and profitability.

The net change in gross profit for the three months September 30, 2026 due to the IEEPA tariff refund was $70,000, which was due to lower cost of goods sold. Excluding the IEEPA tariff refund, gross profit increased by $999,000, or 17.0%, to $6,867,000* for the three months ended September 30, 2026, from $5,868,000 for the three months ended September 30, 2025. Excluding the tariff refund, gross profit margin was 41.4%* for the three months ended September 30, 2026, compared to 39.7% for the three months ended September 30, 2025.

Gross profit increased by $2,040,000, or 11.7%, to $19,431,000 for the nine months ended September 30, 2026, from $17,391,000 for the nine months ended September 30, 2025. The gross profit margin was 39.0% for the nine months ended September 30, 2026, compared to 38.4% for the nine months ended September 30, 2025.

The net change in gross profit for the nine months September 30, 2026 due to the IEEPA tariff refund was $364,000, which was due to lower cost of goods sold. Excluding the IEEPA tariff refund, gross profit increased by $1,676,000, or 9.6%, to $19,067,000* for the nine months ended September 30, 2026, from $17,391,000 for the nine months ended September 30, 2025. Excluding the tariff refund, gross profit margin was 38.2%* for the nine months ended September 30, 2026, compared to 38.4% for the nine months ended September 30, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $173,000, or 3.8%, to $4,741,000 for the three months ended September 30, 2026, from $4,568,000 for the three months ended September 30, 2025. As a percentage of net sales, selling, general and administrative expenses decreased to 28.6% for the three months ended September 30, 2026, from 30.9% for the same period of 2025. The change in expenses by segment for the three months ended September 30, 2026, was as follows: Building Supply expenses were down by $25,000, or 1.4%; Disposable Protective Apparel expenses were down by $47,000, or 3.4%; and corporate unallocated expenses were up by $245,000, or 17.4%. The IEEPA refund effect did not have a material effect on selling, general and administrative expenses.

The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation, marketing expenses and commission expenses, partially offset by increased sales-related travel expenses, insurance expenses and general office expenses. The decrease in the Disposable Protective Apparel segment expenses was primarily related to decreased general office expenses, partially offset by increased employee compensation, commission expenses, insurance expenses and rent and utilities expenses. The increase in corporate unallocated expenses was primarily due to increased employee bonuses and professional fees, partially offset by decreased general office expenses.

Selling, general and administrative expenses increased by $307,000, or 2.2%, to $14,125,000 for the nine months ended September 30, 2026, from $13,818,000 for the nine months ended September 30, 2025. As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for the nine months ended September 30, 2026, from 30.5% for the same period of 2025. Excluding the IEEPA tariff refund, selling, general and administrative expenses would have been $15,000 lower for the nine months ended September 30, 2026.

Alpha Pro Tech, Ltd.

The change in expenses by segment for the nine months ended September 30, 2026, was as follows: Building Supply expenses were down by $204,000, or 3.8%; Disposable Protective Apparel expenses were up by $15,000, or 0.4%; and corporate unallocated expenses were up by $496,000, or 11.6%. The decrease in the Building Supply segment expenses was primarily related to decreased employee compensation, trade show expenses and commission expenses, partially offset by increased sales-related travel expenses, insurance expenses and general office expenses. The increase in the Disposable Protective Apparel segment expenses was primarily related to increased employee compensation, commission expenses and insurance expenses, partially offset by decreased sales-related travel expenses and general office and factory expenses. The increase in corporate unallocated expenses was primarily due to increased employee bonuses, professional fees, public company expenses and general office expenses in the nine months ended September 30, 2026 compared to the same period of 2025.

In accordance with the terms of his employment agreement, the Company’s current President and Chief Executive Officer is entitled to an annual bonus equal to 5% of the pre-tax profits of the Company, excluding bonus expense, up to a maximum of $1.0 million. A bonus amount of $133,000 was accrued for the three months ended September 30, 2026, compared to $69,000 for the three months ended September 30, 2025. A bonus amount of $305,000 was accrued for the nine months ended September 30, 2026, compared to $194,000 for the same period of 2025.

Depreciation and Amortization. Depreciation and amortization expense increased by $23,000, or 11.3%, to $226,000 for the three months ended September 30, 2026, from $203,000 for the three months ended September 30, 2025. Depreciation and amortization expense increased by $58,000, or 8.5%, to $744,000 for the nine months ended September 30, 2026, from $686,000 for the nine months ended September 30, 2025. The increase was primarily due to an increase in depreciation in the Disposable Protective Apparel segment.

Income from Operations. Income from operations increased by $873,000, or 79.6%, to $1,970,000 for the three months ended September 30, 2026, compared to $1,097,000 for the three months ended September 30, 2025. The increased income from operations was primarily due to an increase in gross profit of $1,069,000, partially offset by an increase in selling, general and administrative expenses of $173,000 and an increase in depreciation and amortization expenses of $23,000. Income from operations as a percentage of net sales for the three months ended September 30, 2026, was 11.9%, compared to 7.4% for the three months ended September 30, 2025.

The net change in income from operations for the third quarter of 2026 due to the IEEPA tariff refund was $70,000. Excluding the impact of the IEEPA tariff refund, income from operations increased by $803,000, or 73.2%, to $1,900,000* for the three months ended September 30, 2026, compared to $1,097,000 for the three months ended September 30, 2025.The increased income from operations was primarily due to an increase in gross profit of $999,000, partially offset by an increase in selling, general and administrative expenses of $173,000 and an increase in depreciation and amortization expenses of $23,000. Income from operations as a percentage of net sales for the third quarter of 2026, was 11.4%, compared to 7.4% for the three months ended September 30, 2025.

Income from operations increased by $1,675,000, or 58.0%, to $4,562,000 for the nine months ended September 30, 2026, compared to $2,887,000 for the nine months ended September 30, 2025. The increased income from operations was primarily due to an increase in gross profit of $2,040,000 partially offset by an increase in selling, general and administrative expenses of $307,000 and an increase in depreciation and amortization expenses of $58,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2026, was 9.1%, compared to 6.4% for the nine months ended September 30, 2025.

The net change in income from operations for the nine months September 30, 2026 due to the IEEPA tariff refund was $349,000. Excluding the impact of the IEEPA tariff refund, income from operations increased by $1,326,000, or 45.9%, to $4,213,000* for the nine months ended September 30, 2026, compared to $2,887,000 for the nine months ended September 30, 2025.The increased income from operations was primarily due to an increase in gross profit of $1,676,000, partially offset by an increase in selling, general and administrative expenses of $292,000 and an increase in depreciation and amortization expenses of $58,000. Income from operations as a percentage of net sales for the nine months ended September 30, 2026, was 8.4%, compared to 6.4% for the nine months ended September 30, 2025.

Alpha Pro Tech, Ltd.

Other Income. Other income increased by $364,000 to income of $560,000 for the three months ended September 30, 2026, compared to $196,000 for the same period of 2025. The increase was primarily due to an increase in equity in income of unconsolidated affiliate of $227,000 and an increase in interest income of $137,000. The increase in interest income was primarily due to interest paid by the federal government on our IEEPA tariff refund of $97,000 and to interest earned in investments.

Other income increased by $448,000 to income of $1,237,000 for the nine months ended September 30, 2026, compared to $789,000 for the same period of 2025. The increase was primarily due to an increase in equity in income of unconsolidated affiliates of $313,000 and an increase in interest income of $135,000, of which $112,000 was interest paid by the federal government on our IEEPA tariff refund.

Income before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2026, was $2,530,000, compared to $1,293,000 for the same period of 2025, representing an increase of $1,237,000, or 95.7%. This increase in income before provision for income taxes was due to an increase in income from operations of $873,000 and an increase in other income of $364,000.

The net change in income before provision for income taxes for the third quarter of 2026 due to the IEEPA tariff refund was $167,000. Excluding the impact of the IEEPA tariff refund, income before provision for income taxes for the three months ended September 30, 2026, was $2,363,000*, compared to $1,293,000 for the same period of 2025, representing an increase of $1,070,000, or 82.8%.

Income before provision for income taxes for the nine months ended September 30, 2026, was $5,799,000, compared to $3,676,000 for the same period of 2025, representing an increase of $2,123,000, or 57.8%. This increase in income before provision for income taxes was due to an increase in income from operations of $1,675,000 and an increase in other income of $448,000.

The net change in income before provision for income taxes for the nine months ended September 30, 2026 due to the IEEPA tariff refund was $461,000. Excluding the impact of the IEEPA tariff refund, income before provision for income taxes for the nine months ended September 30, 2026, was $5,338,000*, compared to $3,676,000 for the same period of 2025, representing an increase of $1,662,000, or 45.2%.

Provision for Income Taxes.The provision for income taxes for the three months ended September 30, 2026, was $605,000, compared to $317,000 for the same period of 2025. The estimated effective tax rate was 23.9% for the three months ended September 30, 2026, compared to 24.5% for the three months ended September 30, 2025.

The net change in provision for income taxes for the third quarter of 2026 due to the IEEPA tariff refund was $43,000. Excluding the impact of the IEEPA tariff refund, the provision for income taxes for the three months ended September 30, 2026, was $562,000*, compared to $317,000 for the same period of 2025. The estimated effective tax rate was 23.8% for the three months ended September 30, 2026, compared to 24.5% for the three months ended September 30, 2025.

The provision for income taxes for the nine months ended September 30, 2026, was $1,346,000, compared to $843,000 for the same period of 2025. The estimated effective tax rate was 23.2% for the nine months ended September 30, 2026, compared to 22.9% for the nine months ended September 30, 2025.

The net change in provision for income taxes for the nine months ended September 30, 2026 due to the IEEPA tariff refund was $118,000. Excluding the impact of the IEEPA tariff refund, the provision for income taxes for the nine months ended September 30, 2026, was $1,228,000*, compared to $843,000 for the same period of 2025. The estimated effective tax rate was 23.0% for the nine months ended September 30, 2026, compared to 22.9% for the nine months ended September 30, 2025.

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

Net Income. Net income for the three months ended September 30, 2026, was $1,925,000, compared to net income of $976,000 for the same period of 2025, representing an increase of $949,000, or 97.2%. The net income increase between the three months ended September 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $1,237,000, partially offset by an increase in provision for income taxes of $288,000. Net income as a percentage of net sales was 11.6% for the three months ended September 30, 2026, compared to 6.6% for the same period of 2025. Basic and diluted earnings per common share for the three months ended September 30, 2026 and 2025, were $0.19 and $0.09, respectively.

Alpha Pro Tech, Ltd.

The net change in net income for the third quarter of 2026 due to the IEEPA tariff refund was $124,000. Excluding the impact of the IEEPA tariff refund, net income for the three months ended September 30, 2026, was $1,801,000*, compared to net income of $976,000 for the same period of 2025, representing an increase of $825,000, or 84.5%. Excluding the impact of the IEEPA refund, the net income increase between the three months ended September 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $1,070,000, partially offset by an increase in provision for income taxes of $245,000. Net income as a percentage of net sales was 10.8% for the three months ended September 30, 2026, compared to 6.6% for the same period of 2025. Basic and diluted earnings per common share for the three months ended September 30, 2026 and 2025, were $0.18* and $0.09, respectively. This comparison reflects the Company’s underlying operating performance before the effect of the IEEPA tariff refund.

Net income for the nine months ended September 30, 2026, was $4,453,000 compared to net income of $2,833,000 for the same period of 2025, representing an increase of $1,620,000, or 57.2%. The net income increase between the nine months ended September 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $2,123,000, partially offset by an increase in provision for income taxes of $503,000. Net income as a percentage of net sales was 8.9% for the nine months ended September 30, 2026, compared to 6.3% for the same period of 2025. Basic earnings per common share for the nine months ended September 30, 2026 and 2025, were $0.44 and $0.27, respectively. Diluted earnings per common share for the nine months ended September 30, 2026 and 2025, were $0.43 and $0.27, respectively

The net change in net income for the nine months ended September 30, 2026 due to the IEEPA tariff refund was $343,000. Excluding the impact of the IEEPA tariff refund, net income for the nine months ended September 30, 2026, was $4,110,000*, compared to net income of $2,833,000 for the same period of 2025, representing an increase of $1,277,000, or 45.1%. Excluding the impact of the IEEPA refund, the net income increase between the nine months ended September 30, 2026 and the same period of 2025 was due to an increase in income before provision for income taxes of $1,662,000, partially offset by an increase in provision for income taxes of $385,000. Net income as a percentage of net sales was 8.2% for the nine months ended September 30, 2026, compared to 6.3% for the same period of 2025. Basic earnings per common share for the nine months ended September 30, 2026 and 2025, were $0.41* and $0.27, respectively. Diluted earnings per common share for the nine months ended September 30, 2026 and 2025, were $0.40* and $0.27, respectively. This comparison reflects the Company’s underlying operating performance before the effect of the IEEPA tariff refund.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that we believe will help investors understand our operating results and assess our future prospects. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for making financial, operational, and planning decisions. For each financial measure we have excluded the impact of the tariff refunds due to their unusual nature which is not reflective of our ongoing operating results.

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

Alpha Pro Tech, Ltd.

The detailed reconciliations of each non-GAAP financial measure to the most directly comparable U.S. GAAP financial measure are provided below, and no single financial measure should be relied on to evaluate our business.

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2026	2026

Gross profit	$6,937,000	19,431,000
Less impact of tariff refund	(70,000)	(364,000)
Gross profit excluding tariff refund	6,867,000	19,067,000

Income from operations	1,970,000	4,562,000
Less impact of tariff refund	(70,000)	(349,000)
Income from operations excluding tariff refund	1,900,000	4,213,000

Income before provision for income taxes	2,530,000	5,799,000
Less impact of tariff refund	(167,000)	(461,000)
Income before provision for income taxes excluding tariff refund	2,363,000	5,338,000

Provision for income taxes	605,000	1,346,000
Less impact of tariff refund	(43,000)	(118,000)
Provision for income taxes excluding tariff refund	562,000	1,228,000

Net income	1,925,000	4,453,000
Less impact of tariff refund	(124,000)	(343,000)
Net income excluding tariff refund	1,801,000	4,110,000

Basic earnings per share	$0.19	$0.44
Less impact of tariff refund	$(0.01)	$(0.03)
Basic earns per share excluding tariff refund	$0.18	$0.41

Diluted earnings per share	$0.19	$0.43
Less impact of tariff refund	$(0.01)	$(0.03)
Diluted earnings per share excluding tariff refund	$0.18	$0.40

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company had cash and cash equivalents (“cash”) of $25,546,000 and working capital of $52,066,000. As of September 30, 2026, the Company’s current ratio (current assets/current liabilities) was 9:1, compared to a current ratio of 13:1 as of December 31, 2025. Cash increased by 50.4%, or $8,558,000, to $25,546,000 as of September 30, 2026, compared to $16,988,000 as of December 31, 2025, and working capital increased by $3,604,000, to $52,066,000 from $48,462,000 as of December 31, 2025. The increase in cash from December 31, 2025, was due to cash provided by operating activities of $9,337,000 partially offset by cash used in investing activities of $342,000 and cash used in financing activities of $437,000.

Net cash provided by operating activities of $9,337,000 for the nine months ended September 30, 2026 was due to net income of $4,453,000, as adjusted primarily by the following: stock-based compensation expense of $385,000, depreciation and amortization expense of $744,000, equity in income of unconsolidated affiliate of $618,000, operating lease asset amortization of $768,000, an increase in accounts receivable of $1,303,000, an increase in prepaid expenses of $2,179,000, a decrease in inventory of $5,744,000, an increase in accounts payable and accrued liabilities of $2,092,000 and a decrease in lease liabilities of $749,000, all compared to December 31, 2025.

Alpha Pro Tech, Ltd.

Accounts receivable increased by $1,303,000, or 16.0%, to $9,441,000 as of September 30, 2026, from $8,138,000 as of December 31, 2025. The increase in accounts receivable was primarily related to increased sales in the third quarter of 2026 compared to the fourth quarter of 2025. The number of days that sales remained outstanding as of September 30, 2026, calculated by using an average of accounts receivable outstanding and annual revenue, was 64 days, compared to 40 days as of December 31, 2025. The increase in days outstanding was primarily due to increased sales.

Inventory decreased by $5,744,000, or 24.3%, to $17,854,000 as of September 30, 2026, from $23,598,000 as of December 31, 2025. The decrease was due to a decrease in inventory for the Building Supply segment of $4,263,000, or 33.2%, to $8,566,000 and a decrease in inventory for the Disposable Protective Apparel segment of $1,481,000, or 13.8%, to $9,288,000. We purchased less inventory due to the high tariff rate.

Prepaid expenses increased by $2,179,000, or 57.4%, to $5,975,000 as of September 30, 2026, from $3,796,000 as of December 31, 2025. The increase was primarily due to increased prepayments for inventory.

Right-of-use assets as of September 30, 2026, decreased by $545,000 to $7,230,000 from $7,775,000 as of December 31, 2025, as a result of amortization of the right-of-use assets partially offset by renewed corporate office lease in Canada.

Lease liabilities as of September 30, 2026, decreased by $526,000 to $7,356,000 from $7,882,000 as of December 31, 2025. The decrease in the lease liabilities was the result of lease payments made during the period partially offset by the effect of the renewed lease for our corporate office being extended for three years.

Accounts payable and accrued liabilities as of September 30, 2026 increased by $2,603,000, or 84.2%, to $5,696,000, from $3,093,000 as of December 31, 2025. Excluding the accrued withholding taxes, which represent a non-cash financing activity, accounts payable and accrued liabilities increased by $2,092,000, as reflected in the condensed consolidated statement of cash flows. The increase was primarily due to advanced deposits of IEEPA tariffs.

Net cash used in investing activities was $342,000 for the nine months ended September 30, 2026, compared to net cash used in investing activities of $372,000 for the nine months ended September 30, 2025. Investing activities for the nine months ended September 30, 2026 and 2025 consisted of the purchase of property and equipment.

Net cash used in financing activities was $437,000 for the nine months ended September 30, 2026, compared to net cash used in financing activities of $2,658,000 for the same period of 2025. Net cash used in financing activities for the nine months ended September 30, 2026, resulted from the payment of $483,000 for the repurchase of common stock, partially offset by $46,000 from proceeds from stock options exercised. Net cash used in financing activities for the nine months ended September 30, 2025 resulted from the payment of $2,632,000 for the repurchase of common stock and $26,000 for treasury stock excise tax.

As of September 30, 2026, we had $914,000 available for stock purchases under our stock repurchase program. During the nine months ended September 30, 2026, we repurchased 97,982 shares of common stock at a cost of $483,000. As of September 30, 2026, we had repurchased a total of 22,025,922 shares of common stock at a cost of approximately $58,606,000 through our repurchase program which commenced in 1999. We retire all stock upon repurchase. Future repurchases are expected to be funded from cash on hand and cash flows from operating activities.

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

Alpha Pro Tech, Ltd.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026, pursuant to the evaluation of these controls and procedures required by Rule 13a-15 of the Exchange Act. Disclosure controls and procedures are the controls and other procedures that we have designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC under the Exchange Act, and such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, the Company will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on the Company’s financial condition and results of operations. The information presented under the caption "Tariff Matter" in Note 15 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this report is incorporated herein by reference.

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

During the nine months ended September 30, 2026, the Company recognized a refund of certain tariffs previously paid under the IEEPA, including applicable statutory interest, that were received from U.S. Customs and Border Protection. However, the underlying litigation challenging the IEEPA tariffs remains ongoing, and the U.S. government has appealed the applicable court decisions. As a result, there can be no assurance regarding the ultimate outcome of the litigation or whether future judicial, legislative, or administrative actions could adversely affect the Company or require additional actions with respect to the refunded amounts.

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

Alpha Pro Tech, Ltd.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2026	19,500	$4.92	19,500	$1,201,000
August 1 - 31, 2026	-	0.00	0	1,201,000
September 1 - 30, 2026	56,682	5.04	56,682	914,000
	76,182	5.01	76,182

(1)

All of the shares included in this table were purchased pursuant to the Company’s existing share repurchase program. Since the inception of the program in 1999, the Company has authorized the repurchase of $59,402,000 of common stock. As of September 30, 2026, we had repurchased a total of 22,025,922 shares of common stock at a cost of approximately $58,606,000. As of September 30, 2026, $914,000 was available for repurchase under the program. The stock repurchase plan expires on December 15, 2026.

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

3.2	Amended and Restated Bylaws of Alpha Pro Tech, Ltd., incorporated by reference to Exhibit 3.1 to Form 8-K, filed on December 19, 2022 (File No. 001-15725).
16.1	Letter from Tanner LLP to the Securities and Exchange Commission dated September 16, 2026, incorporated by reference to Exhibit 16.1 to Form 8-K, filed on September 16, 2026 (File No. 001-15725).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101	Interactive Data Files for Alpha Pro Tech, Ltd’s Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(P) Indicates a paper filing with the SEC.

Alpha Pro Tech, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA PRO TECH, LTD.

DATE:	November 10, 2026	BY: /s/Lloyd Hoffman
Lloyd Hoffman
President and Chief Executive Officer

DATE:	November 10, 2026	BY: /s/Colleen McDonald
Colleen McDonald
Chief Financial Officer